Form 10-Q/A
period 1996-03-31
AMERICAN BUSINESS INFORMATION INC /DE
filed 1996-06-26
CIK 879437

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


  X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
- -----  Exchange Act of 1934

For the quarterly period ended March 31, 1996 or

       Transition report pursuant to Section 13 or 15(d) of the Securities
- -----  Exchange Act of 1934

For the transition period from  ________ to ________

Commission File Number   0-19598
                         -------

                      AMERICAN BUSINESS INFORMATION, INC.
- --------------------------------------------------------------------------------
              (exact name of registrant specified in its charter)

         Delaware                                     47-0751545
- ---------------------------------        ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

5711 South 86th Circle, Omaha, Nebraska                        68127
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (402) 593-4500
                                                  ------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

     Yes   X        No
         -----         -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              20,791,735 shares of common stock at April 26, 1996

                      AMERICAN BUSINESS INFORMATION, INC.

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
PART I - FINANCIAL INFORMATION                                                  2

     Consolidated Balance Sheets as of  March 31, 1996 and
     December 31, 1995                                                          3

     Consolidated Statements of Operations for the three months
     ended March 31, 1996 and 1995                                              4

     Consolidated Statements of Cash Flows for the three months ended
     March 31, 1996 and 1995                                                    5

     Notes to Consolidated Financial Statements                             6 - 7

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                 8 - 10

PART II - OTHER INFORMATION                                                    11

     Item 6.  Exhibits and Reports on Form 8-K                                 12

     Signatures                                                                13

     Index to Exhibits                                                         14

                      AMERICAN BUSINESS INFORMATION, INC.



                                   FORM 10-Q



                             FOR THE QUARTER ENDED

                                 MARCH 31, 1996



                                     PART I



                           FINANCIAL INFORMATION AND

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   as of March 31, 1996 and December 31, 1995
                      (In thousands, except share amounts)

                              ASSETS                                 March 31, 1996   December 31, 1995
                              ------                                 ---------------  ------------------

Current assets:
 Cash and cash equivalents.........................................      $ 8,974           $11,999
 Marketable securities.............................................       24,004            23,350
 Trade accounts receivable, net....................................       20,051            19,215
 Prepaid expenses..................................................        3,001             1,733
 Deferred marketing costs..........................................        1,972               996
                                                                         -------           -------
  Total current assets.............................................       58,002            57,293

Property and equipment, net........................................       15,375            13,885
Note receivable....................................................        2,960             2,972
Intangible assets, net of accumulated amortization.................       14,960            14,642
Other assets.......................................................        1,999             1,999
                                                                         -------           -------
                                                                         $93,296           $90,791
                                                                         =======           =======
               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
 Current portion of long-term debt.................................      $   463           $   969
 Accounts payable..................................................        4,124             4,254
 Income taxes payable..............................................        1,529               143
 Accrued payroll expenses..........................................        1,990             2,205
 Accrued expenses..................................................        1,466             1,891
 Deferred income taxes.............................................        1,334               123
                                                                         -------           -------
  Total current liabilities........................................       10,906             9,585

Long-term debt, net of current portion.............................          792             1,070
Deferred income taxes..............................................        1,471             1,707

Shareholders' equity:
 Preferred stock, $.0025 par value. Authorized 5,000,000 shares;
  none issued or outstanding.......................................            -                 -
 Common stock, $.0025 par value. Authorized 25,000,000 shares;
  issued and outstanding 20,791,735 shares at March 31, 1996
  and 20,776,860 at December 31, 1995..............................           51                51
 Paid-in capital...................................................       24,416            27,342
 Net unrealized holding gain (loss), net of tax....................         (331)             (246)
 Retained earnings.................................................       55,991            51,282
                                                                         -------           -------
  Total shareholders' equity.......................................       80,127            78,429
                                                                         -------           -------
                                                                         $93,296           $90,791
                                                                         =======           =======



   The accompanying notes are an integral part of the consolidated financial statements.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1996 and 1995
                    (In thousands, except per share amounts)



                                                       Three Months Ended
                                                            March 31
                                                       -------------------
                                                          1996      1995
                                                       ---------  --------
Net sales..............................................  $24,785   $20,696
Costs and expenses:
  Database and production costs........................    6,536     5,141
  Selling, general and administrative..................   10,152     8,255
  Depreciation and amortization........................      902       790
                                                         -------   -------
                                                          17,590    14,186
                                                         -------   -------


Operating income.......................................    7,195     6,510
Other income (expense):
  Investment income....................................      410        31
  Interest expense.....................................      (11)      (56)
                                                         -------   -------
Income before income taxes and discontinued operation..    7,594     6,485
Income taxes...........................................   (2,885)   (2,420)
                                                         -------   -------
Income from continuing operations......................    4,709     4,065

Loss on discontinued operation.........................        -      (252)
                                                         -------   -------
Net income.............................................  $ 4,709   $ 3,813
                                                         =======   =======

Earnings per share:
 Income from continuing operations.....................  $  0.23   $  0.20
 Loss on discontinued operation........................  $     -   $ (0.01)
                                                         -------   -------
 Net income............................................  $  0.23   $  0.19
                                                         =======   =======
Weighted average shares outstanding....................   20,783    20,685
                                                         =======   =======



   The accompanying notes are an integral part of the consolidated financial statements.

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended March 31, 1996 and 1995
                                (In thousands)

                                                                 Three Months Ended
                                                                      March 31
                                                                 ------------------
                                                                  1996        1995
                                                                 -------     ------
Cash flows from operating activities:
  Net income...................................................  $ 4,709     $ 3,813
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.............................      902         832
     Deferred income taxes.....................................      975         487
     Other.....................................................       39         287
  Changes in assets and liabilities:
     Trade accounts receivable.................................     (836)       (731)
     Prepaid expenses..........................................   (1,268)     (1,097)
     Deferred marketing costs..................................     (976)          -
     Accounts payable..........................................     (130)      1,451
     Income taxes payable......................................    1,386       1,588
     Accrued expenses..........................................     (763)      1,170
                                                                 -------     -------

       Net cash provided by operating activities...............    4,038       7,800

Cash flows from investing activities:
  Proceeds from sale of marketable securities..................    1,483       5,108
  Purchases of marketable securities...........................   (2,337)     (9,490)
  Purchases of property and equipment..........................   (1,972)     (1,175)
  Purchase of minority interest................................        -        (900)
  Capitalization of software development costs.................     (620)          -
  Other........................................................       88        (149)
                                                                 -------     -------

       Net cash used in investing activities...................   (3,358)     (6,606)

Cash flows from financing activities:
  Repayment of long-term debt..................................     (779)       (210)
  Proceeds from long-term debt.................................        -         289
  Repurchase and retirement of common stock....................   (5,589)          -
  Proceeds from exercise of stock options......................    2,663          89
                                                                 -------     -------

       Net cash provided by (used in) investing activities.....   (3,705)        168

Net increase (decrease) in cash and cash equivalents...........   (3,025)      1,362
Cash and cash equivalents, beginning...........................   11,999      13,491
                                                                 -------     -------
Cash and cash equivalents, ending..............................  $ 8,974     $14,853
                                                                 =======     =======

Supplemental disclosure of cash flow information:
  Interest paid................................................  $    11     $    24
                                                                 =======     =======
  Income taxes paid............................................  $ 1,236     $   200
                                                                 =======     =======

The accompanying notes are an integral part of the consolidated financial statements.

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

The accompanying unaudited financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial information included therein. The December 31, 1995 Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The Company suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K. Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.

2.  CONSOLIDATED BALANCE SHEET DETAIL (IN THOUSANDS):

                               March 31, 1996    December 31, 1995
                               --------------    -----------------
Property and equipment:
 Land and improvements              $ 1,287            $ 1,032
 Building and improvements            6,922              7,157
 Furniture and equipment             17,509             15,439
 Capitalized equipment leases         1,437              1,437
                                    -------            -------
                                     27,155             25,065

Less accumulated depreciation
 and amortization                    11,780             11,180
                                    -------            -------
                                    $15,375            $13,885
                                    =======            =======

                               March 31, 1996    December 31, 1995
                               --------------    -----------------
Intangible assets:
 Goodwill                           $ 5,012            $ 5,012
 Distribution networks               11,871             11,871
 Noncompete agreements                  150                150
 Acquisition costs                    1,319              1,319
 Software development costs           1,051                431
                                    -------            -------
                                     19,403             18,783
Less accumulated amortization         4,443              4,141
                                    -------            -------
                                    $14,960            $14,642
                                    =======            =======

3.  DISCONTINUED OPERATIONS

On February 28, 1995, the Company agreed to acquire the minority interest of American Business Communications, Inc. ("ABC") for $900,000. On June 1, 1995, the Company disposed of substantially all of the assets and liabilities of its wholly-owned subsidiary, ABC to a wholly-owned subsidiary of Baker University. The Company received $3.0 million for the sale in the form of a 7.52% promissory note, due in equal monthly installments through 2005.

The loss on disposition of ABC has been accounted for as discontinued operations and prior period financial statements have been restated to reflect the discontinuance of ABC. Revenues of ABC were $1,661,000 from January 1, 1995 to March 31, 1995.

4.  STOCK SPLIT

On July 18, 1995, the Company's Board of Directors declared a three-for-two stock split of the Company's common shares, effected in the form of a stock dividend, to be paid on August 14, 1995 to stockholders of record as of the close of business on July 31, 1995. All presentations of shares outstanding and amounts per share have been restated to reflect the stock split.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

American Business Information, Inc. ("ABI") and its subsidiaries, ("the Company"), provide business and consumer information to organizations engaged in business-to-business and consumer marketing through products and services derived from the Company's database. These products include customized business lists, business directories, consumer lists and other information services, such as CD-ROM directories, Online Access and Internet Access.

In addition, ABI provides business and consumer directories for home use. These directories are available in a series of CD-ROM titles, which are distributed through national and local computer software retail outlets.

RESULTS OF OPERATIONS

The following table sets out for the three month periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales:

                                       Three Months Ended
                                            March 31
                                          1996    1995
                                          ----    ----
Statement of Operations Data:

Net Sales                                 100%    100%

Costs and expenses:
  Database and production costs            26      25
  Selling, general and administrative      41      40
  Depreciation and amortization             4       4
                                          ---     ---
Total costs and expenses                   71      69
                                          ---     ---

Operating income                           29      31
                                          ---     ---

Other income (expense)                      2       -
                                          ---     ---
Income before income taxes and
  discontinued operation                   31      31
Income taxes                               12      11
                                          ---     ---
Income from continuing operations          19      20
Loss from discontinued operation            -       1
                                          ---     ---
Net Income                                 19%     19%
                                          ===     ===

- --------------------------
*  Less than 1%.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED


Net Sales
- ---------

Net sales increased 20% to $24.8 million in the first quarter of 1996 from $20.7 million in the same period of 1995. CD-ROM products posted the largest gain, increasing 119% to $4.4 million from $2.0 million in the prior year. The increase is a result of increased demand in consumer retail channels as well as additional titles released in the third quarter of 1995. Lead generation products increased 11% to $18.3 million from $16.5 million in the prior year. The increase is largely the result of increased marketing efforts which began late in 1995. Directory products posted a modest 7% decrease to $1.7 million from $1.9 million in the prior year. Voice and on-line service revenues accounted for $400 thousand of net sales in 1996 as compared to $300 thousand in 1995.

The Company's net sales on a quarterly basis can be affected by the timing and extent of the Company's own direct marketing activities and the release of new products. There have been no significant price increases for the majority of the Company's existing products and services during the period.

Database and Production Costs
- -----------------------------

Database and production costs for the first quarter of 1996 were $6.5 million, or 26% of net sales, compared to $5.1 million, or 25% of net sales, in the prior year quarter. These amounts primarily represent the costs of compiling and telephone verifying information in the database, fulfilling customer orders, the direct costs associated with the production of CD-ROM titles, and royalty costs. The increase is primarily the result of increased sales of CD-ROM products which bear a slightly higher level of costs than the Company's traditional lead generation products as well as production and shipping of free trial products as part of the Company's increased marketing and promotional activities.

Selling, General, and Administrative
- ------------------------------------

Selling, general and administrative expenses in the first quarter of 1996 were $10.1 million, or 41% of net sales, compared to $8.3 million, or 40% of net sales, in the prior year quarter. The dollar increase is principally the result of higher levels of direct marketing activities, including catalog and promotional material mailings, as well as an overall increase in sales personnel.

Depreciation and Amortization
- -----------------------------

Depreciation and amortization expense for the three months ended March 31, 1996 increased to $902,000 from $790,000 in the comparable 1995 period, primarily due to increased depreciation on property and equipment.

Operating Income
- ----------------

Operating income for the first quarter of 1996 increased 11% to $7.2 million, or 29% of net sales, compared to $6.5 million, or 31% of net sales in the first quarter of 1995.

Other Income
- ------------

Investment income for the 1996 first quarter was $399,000 compared to $(25,000) in the same quarter of 1995. This increase is attributable to realized losses in the amount of $287,000 due to the investment restructuring of the Company's investment portfolio in the prior year quarter.

Provision for Income Taxes
- --------------------------

A provision for income taxes has been recorded on the Company's first quarter 1996 earnings at a combined effective federal and state tax rate of 38%, compared to the first quarter 1995 combined effective rate of 37%. The increase in the effective rate is a result of state income taxes and the mix of states in which the Company conducts its business.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $9.0 million and marketable securities of $24.0 million. The Company also has a revolving line of credit totaling $5.0 million, which had no outstanding balance at March 31, 1996.

Net cash provided by operating activities for the first quarter 1996 totaled $4.0 million as compared to $7.8 million in the first quarter 1995. The decrease was attributable primarily from higher levels of receivables from sales of consumer CD-ROM products, deferred marketing costs due to an increase in direct marketing programs and from the payment of accrued expenses. The Company spent approximately $1.5 million on upgrades to data processing equipment and $500,000 related to building and improvements to its Omaha facility. The Company anticipates spending an additional $4.5 million in 1996 for equipment and facility expansion.

The Company believes that cash flows from operations, its cash and short term investments, and its borrowing facilities will be sufficient to fund its operations for at least the next twelve months. However, if the Company acquires additional companies or products, additional financing may be required.

                      AMERICAN BUSINESS INFORMATION, INC.



                                   FORM 10-Q



                             FOR THE QUARTER ENDED

                                MARCH 31, 1996



                                    PART II



                               OTHER INFORMATION

                      AMERICAN BUSINESS INFORMATION, INC.
                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                                 MARCH 31, 1996

                                    PART II



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------

               (a)  Exhibits

                    11 Statement regarding computation of per share earnings

               (b)  Report on Form 8-K

                    None

                              S I G N A T U R E S
                              -------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMERICAN BUSINESS INFORMATION, INC.
                                       -----------------------------------



Date:__________________________        __________________________________
                                       Jon H. Wellman
                                       Chief Financial Officer

                               INDEX TO EXHIBITS

                                                            Sequential
Exhibit No.         Description                             Page No.
- -----------         -----------                             ------------

    11              Statement regarding computation of
                    per share earnings