Form 10-Q
period 1996-06-30
AMERICAN BUSINESS INFORMATION INC /DE
filed 1996-08-13
CIK 879437

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


   X     Quarterly Report pursuant to Section 13 or 15(d) of the Securities
- -------
         Exchange Act of 1934

For the quarterly period ended June 30, 1996 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
- -------
         Exchange Act of 1934

For the transition period from           to
                                 -------    --------

Commission File Number   0-19598
                         -------

                      AMERICAN BUSINESS INFORMATION, INC.
- ------------------------------------------------------------------------------
              (exact name of registrant specified in its charter)

             Delaware                                47-0751545
- ----------------------------------     ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

5711 South 86th Circle, Omaha, Nebraska                          68127
- ------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (402) 593-4500
                                                   ---------------------------

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

                     Yes      X        No
                          ---------        ---------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              20,810,935 shares of common stock at August 2, 1996

                      AMERICAN BUSINESS INFORMATION, INC.

                                     INDEX

                                                                           PAGE NO.
                                                                           --------

PART I - FINANCIAL INFORMATION                                                    2

     Consolidated Balance Sheets as of June 30, 1996 and
     December 31, 1995                                                            3

     Consolidated Statements of Operations for the three months and six
     months ended June 30, 1996 and 1995                                          4

     Consolidated Statements of Cash Flows for the six months ended
     June 30, 1996 and 1995                                                       5

     Notes to Consolidated Financial Statements                               6 - 7

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                   8 - 11

PART II - OTHER INFORMATION                                                      12

     Item 2.  Changes in Securities                                              13

     Item 4.  Submission of Matters to a Vote of Security Holders                13

     Item 6.  Exhibits and Reports on Form 8-K                                   13

     Signatures                                                                  14

     Index to Exhibits                                                           15

                      AMERICAN BUSINESS INFORMATION, INC.



                                   FORM 10-Q



                             FOR THE QUARTER ENDED

                                 JUNE 30, 1996



                                    PART I



                           FINANCIAL INFORMATION AND

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   as of June 30, 1996 and December 31, 1995
                     (In thousands, except share amounts)


                              ASSETS                                 June 30, 1996   December 31, 1995
                              ------                                 -------------   -----------------

Current assets:
 Cash and cash equivalents.........................................        $11,361             $11,999
 Marketable securities.............................................         24,433              23,350
 Trade accounts receivable, net....................................         19,548              19,215
 Prepaid expenses..................................................          2,899               1,733
 Deferred marketing costs..........................................          2,301                 996
                                                                           -------             -------
  Total current assets.............................................         60,542              57,293

Property and equipment, net........................................         15,773              13,885
Note receivable....................................................          2,874               2,972
Intangible assets, net of accumulated amortization.................         14,993              14,642
Other assets.......................................................          1,999               1,999
                                                                           -------             -------
                                                                           $96,181             $90,791
                                                                           =======             =======

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
 Current portion of long-term debt.................................        $   469             $   969
 Accounts payable..................................................          3,342               4,254
 Income taxes payable..............................................            550                 143
 Accrued payroll expenses..........................................          1,854               2,205
 Accrued expenses..................................................          1,411               1,891
 Deferred income taxes.............................................            885                 123
                                                                           -------             -------
  Total current liabilities........................................          8,511               9,585

Long-term debt, net of current portion.............................            672               1,070
Deferred income taxes..............................................          2,483               1,707

Stockholders' equity:
 Preferred stock, $.0025 par value.  Authorized 5,000,000 shares;
  none issued or outstanding.......................................              -                   -
 Common stock, $.0025 par value.  Authorized 75,000,000 shares;
  issued and outstanding 20,810,935 shares at June 30, 1996
  and 20,776,860 at December 31, 1995..............................             52                  51
 Paid-in capital...................................................         24,574              27,342
 Net unrealized holding loss, net of tax...........................           (478)               (246)
 Retained earnings.................................................         60,367              51,282
                                                                           =======             -------
  Total stockholders' equity.......................................         84,515              78,429
                                                                           -------             -------
                                                                           $96,181             $90,791
                                                                           =======             =======




   The accompanying notes are an integral part of the consolidated financial statements.

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months and six months ended June 30, 1996 and 1995
                   (In thousands, except per share amounts)


                                                          Three Months Ended       Six Months Ended
                                                                June 30                June 30
                                                          --------------------     -----------------
                                                             1996      1995          1996      1995
                                                             ----      ----          ----      ----

Net sales...............................................    $24,325    $21,209      $49,110   $41,905
Costs and expenses:
  Database and production costs.........................      6,916      5,986       13,452    11,127
  Selling, general and administrative...................     10,113      8,103       20,265    16,358
  Depreciation and amortization.........................        903        807        1,805     1,597
                                                            -------    -------      -------   -------
                                                             17,932     14,896       35,522    29,082
                                                            -------    -------      -------   -------

Operating income........................................      6,393      6,313       13,588    12,823
Other income (expense):
  Investment income.....................................        635        486        1,045       494
  Interest expense......................................        (22)       (56)         (33)      (89)
                                                            -------    -------      -------   -------
Income before income taxes and discontinued operations..      7,006      6,743       14,600    13,228
Income taxes............................................      2,630      2,465        5,515     4,885
                                                            -------    -------      -------   -------
Income from continuing operations.......................      4,376      4,278        9,085     8,343
                                                            -------    -------      -------   -------

Loss from discontinued operation........................          -       (233)           -      (484)
Loss on sale of discontinued operation..................          -     (1,663)           -    (1,663)
                                                            -------    -------      -------   -------
Net income..............................................    $ 4,376    $ 2,382      $ 9,085   $ 6,196
                                                            =======    =======      =======   =======

Earnings per share:
 Income from continuing operations......................    $  0.21    $  0.21      $  0.44   $  0.40
                                                            =======    =======      =======   =======
 Loss on discontinued operation and sale of subsidiary..    $     -    $ (0.09)     $     -   $ (0.10)
                                                            =======    =======      =======   =======
 Net income.............................................    $  0.21    $  0.12      $  0.44   $  0.30
                                                            =======    =======      =======   =======
Weighted average shares outstanding.....................     20,801     20,719       20,792    20,704
                                                            =======    =======      =======   =======




   The accompanying notes are an integral part of the consolidated financial statements.

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1996 and 1995
                                (In thousands)


                                                                 Six Months Ended
                                                                     June 30
                                                                ------------------
                                                                  1996      1995
                                                                -------   --------
Cash flows from operating activities:
    Net income ..............................................   $ 9,085   $  6,196
    Adjustments to reconcile net income to cash flows
      from operating activities:
        Depreciation and amortization .......................     1,805      1,634
        Deferred income taxes ...............................     1,538       (100)
        Impairment of other assets ..........................        --       (630)
        Loss on sale of discontinued operation ..............        --      1,663
        Other ...............................................       (93)       200
    Changes in assets and liabilities
        Trade accounts receivable ...........................      (333)    (1,025)
        Prepaid expenses ....................................    (1,166)      (347)
        Deferred marketing costs ............................    (1,305)        --
        Accounts payable ....................................      (912)       806
        Income taxes payable ................................       407       (668)
        Accrued expenses ....................................      (831)       865
                                                                -------   --------
            Net cash provided by operating activities .......     8,195      8,594

Cash flows from investing activities:
    Proceeds from sale of marketable securities .............     3,230      8,935
    Purchases of marketable securities ......................    (4,755)   (16,275)
    Purchases of property and equipment .....................    (2,787)    (1,526)
    Acquisition of businesses, including minority interest ..        --     (1,150)
    Capitalization of software development costs ............      (980)        --
    Other ...................................................       124         --
                                                                -------   --------
            Net cash used in investing activities ...........    (5,168)   (10,016)

Cash flows from financing activities:
    Repayment of long-term debt .............................      (897)    (1,983)
    Proceeds from long-term debt ............................        --        289
    Repurchase and retirement of common stock ...............    (5,589)        --
    Proceeds from exercise of stock options .................     2,821        646
                                                                -------   --------
        Net cash used in investing activities ...............    (3,665)    (1,048)

Net increase (decrease) in cash and cash equivalents ........      (638)    (2,470)
Cash and cash equivalents, beginning ........................    11,999     13,491
                                                                -------   --------
Cash and cash equivalents, ending ...........................   $11,361   $ 11,021
                                                                =======   ========
Supplemental disclosure of cash flow information:
    Interest paid ...........................................   $    33   $     89
                                                                =======   ========
    Income taxes paid .......................................   $ 2,894   $  5,737
                                                                =======   ========


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


2.  CONSOLIDATED BALANCE SHEET DETAIL (IN THOUSANDS):

                                         June 30, 1996    December 31, 1995
                                         -------------    -----------------
     Property and equipment:
         Land and improvements              $ 1,457            $ 1,032
         Building and improvements            7,608              7,157
         Furniture and equipment             17,630             15,439
         Capitalized equipment leases         1,437              1,437
                                            -------            -------
                                             28,132             25,065
     Less accumulated depreciation
       and amortization                      12,359             11,180
                                            -------            -------
                                            $15,773            $13,885
                                            =======            =======

                                         June 30, 1996    December 31, 1995
                                         -------------    -----------------
     Intangible assets:
         Goodwill                           $ 5,012            $ 5,012
         Distribution networks               11,871             11,871
         Noncompete agreements                  150                150
         Acquisition costs                    1,369              1,319
         Software development costs           1,336                431
                                            -------            -------
                                             19,738             18,783
     Less accumulated amortization            4,745              4,141
                                            -------            -------
                                            $14,993            $14,642
                                            =======            =======

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



3.  DISCONTINUED OPERATION

On June 1, 1995, the Company sold the majority of its assets and liabilities of its wholly-owned subsidiary, American Business Communications, Inc. ("ABC") to a wholly-owned subsidiary of Baker University. ABC provides continuing education programs and products to small and medium-sized businesses. The Company received $3.0 million for the sale in the form of a 7.52% promissory note due in equal monthly installments through 2005.

The loss on disposition of ABC has been accounted for as discontinued operations and prior period financial statements have been restated to reflect the discontinuation of ABC. Revenues of ABC from April 1, 1995 through the date of sale were $1,269 and were $2,929 from January 1, 1995 through the date of sale.

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


RESULTS OF OPERATIONS

The following table sets out for the three and six month periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales:

                                                Three Months     Six Months
                                                   Ended           Ended
                                                  June 30         June 30
                                                1996    1995    1996    1995
                                                ----    ----    ----    ----
     Statement of Operations Data:

     Net Sales                                   100%    100%    100%   100%

     Costs and expenses:
         Database and production costs            28      28      27     27
         Selling, general and administrative      42      38      41     38
         Depreciation and amortization             4       4       4      4
                                                 ---     ---     ---    ---

     Operating income                             26      30      28     31

     Investment income, net                        3       2       2      1
                                                 ---     ---     ---    ---

     Income before income taxes and
       discontinued operation                     29      32      30     32

     Income taxes                                 11      12      11     12
                                                 ---     ---     ---    ---

     Income from continuing operations            18      20      19     20

     Loss on discontinued operation and
       sale of subsidiary                      -       9       -      5
                                                 ---     ---     ---    ---

     Net income                                   18%     11%     19%    15%
                                                 ===     ===     ===    ===

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED

Net Sales
- ---------

Net sales increased 15% to $24.3 million for the three months ended June 30, 1996 from $21.2 million in the second quarter of 1995. For the six month period ended June 30, 1996, net sales were $49.1 million, a 17% increase from $41.9 million in the comparable period in 1995.

Lead generation product net sales increased 15% to $18.6 million for the three months ended June 30, 1996, from $16.1 million in the second quarter of 1995. For the six month period ended June 30, 1996, lead generation products were $36.9 million, a 13% increase from $32.6 million in the comparable period in 1995. The increases for the comparable three and six month periods are largely the result of increased marketing efforts which began late in 1995.

CD-ROM product net sales increased 13% to $3.2 for the three months ended June 30, 1996 from $2.8 million in the second quarter of 1995. For the six month period ended June 30, 1996, CD-ROM products were $7.5 million, a 57% increase from $4.8 million in the comparable period in 1995. The increase is a result of increased demand in consumer retail channels and the introduction of additional CD-ROM titles in the third quarter of 1995.

Directory product net sales for the three months and six months ended June 30, 1996, posted modest increases to $2.2 million and $3.9 million, respectively, or an increase of 13% and 3%, respectively, compared to the same period in 1995. Voice and on-line service net sales accounted for $380 thousand in the second quarter of 1996 compared to $350 thousand in the second quarter of 1995. For the six months ended June 30, 1996, net sales were $765 thousand compared to $695 thousand in the same period of 1995.

The Company's net sales on a quarterly basis can be affected by the timing and extent of the Company's own direct marketing activities and the release of new products. There have been no significant price increases for the majority of the Company's existing products and services during the period.

Database and Production Costs
- -----------------------------

Database and production costs for the second quarter of 1996 were $6.9 million, or 28% of net sales, compared to $6.0 million, or 28% of net sales, in the prior year quarter. For the six months ended June 30, 1996, these costs were $13.5 million, or 27% of net sales, compared to $11.1 million, or 27% of net sales in the comparable prior year period. These amounts primarily represent the costs of compiling and telephone verifying information in the database, fulfilling customer orders, the direct costs associated with the production of CD-ROM titles, and royalty costs.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED


Selling, General, and Administrative
- ------------------------------------

Selling, general and administrative expenses in the second quarter of 1996 were $10.1 million, or 42% of net sales, compared to $8.1 million, or 38% of net sales, in the prior year quarter. For the six month period, these costs were $20.3 million, or 41% of net sales, compared to $16.4 million, or 38% in the comparable 1995 period. The increase is primarily the result of higher levels of CD-ROM promotions and other direct marketing activities, including catalog and promotional material mailings, as well as an overall increase in sales personnel.

Depreciation and Amortization
- -----------------------------

Depreciation and amortization expense for the three months ended June 30, 1996 increased to $903,000 from $807,000 in the comparable 1995 period. These costs during the six month period of 1996 were $1.8 million, up from $1.6 million in the comparable 1995 period. The increases were due primarily to the addition of property and upgrades to data processing equipment of $2.8 million during the six month period of 1996.

Operating Income
- ----------------

Operating income for the second quarter of 1996 was $6.4 million, or 26% of net sales, compared to $6.3 million, or 30% of net sales in the second quarter of 1995. For the six month period of 1996, operating income increased to $13.6 million, or 28% of net sales, from $12.8 million, or 31% of net sales in 1995. The increase in costs as explained above resulted in the decrease in percentage of operating income as compared to net sales.

Other Income
- ------------

Net investment income for the 1996 second quarter was $613,000 compared to $430,000 in the same quarter of 1995. For the six months ended June 30, 1996, net investment income was $1,012,000 compared to $405,000 in the prior year period. The increase is attributable to increased cash and cash equivalents as well as the realized losses in the amount of $287,000 due to investment restructuring of the Company's portfolio in the prior year quarter.

Provision for Income Taxes
- --------------------------

A provision for income taxes has been recorded on the Company's 1996 earnings at a combined effective federal and state tax rate of 38%, compared to the 1995 combined effective rate of 37%. The increase in the effective rate is a result of state income taxes and the mix of states in which the Company conducts its business.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $11.4 million and short term investments of $24.4 million. The Company has a revolving line of credit totaling $5.0 million, which had no outstanding balance at June 30, 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED



Net cash provided by operating activities for the six months ended June 30, 1996 totaled $8.2 million compared to $8.6 million in the same period of 1995. The decrease is due to higher levels of prepaid and deferred marketing costs associated with the increased direct marketing programs and from the payment of accrued expenses. The Company spent $1.9 million on upgrades to data processing equipment and $900 thousand for land and building improvements to its Omaha, Nebraska and Carter Lake, Iowa facilities. The Company anticipates spending an additional $2.0 million in 1996 for equipment and facility expansion.

The Company believes that cash flows from operations, its cash and short term investments, and its borrowing facilities will be sufficient to fund its operations for at least the next twelve months. However, if the Company acquires additional companies or products, additional financing may be required.

                      AMERICAN BUSINESS INFORMATION, INC.



                                   FORM 10-Q



                             FOR THE QUARTER ENDED

                                 JUNE 30, 1996



                                    PART II



                               OTHER INFORMATION

                      AMERICAN BUSINESS INFORMATION, INC.
                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                                 JUNE 30, 1996

                                    PART II



ITEM 2.  CHANGES IN SECURITIES
         ---------------------

At the 1996 Annual Meeting of Stockholders held on May 24, 1996, the stockholders of the Company approved an amendment to increase the authorized number of shares of common stock from 25,000,000 to 75,000,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

At the 1996 Annual Meeting of Stockholders of the Company held on May 24, 1996, the stockholders voted and approved the following items:

1. Re-elected Gautam Gupta and George J. Kubat to the Board of Directors for a term of three years. Incumbent Directors whose terms of office continue after the annual meeting are Vinod Gupta, Jon D. Hoffmaster, George F. Haddix, Harold W. Andersen, Donald R. Dixon and Elliot S. Kaplan.

2. Approved an amendment to the Company's Certificate of Incorporation by a vote of 17,087,271 for, 1,416,565 against, and 46,815 withheld, to increase the authorized number of shares of common stock from 25,000,000 to 75,000,000.

3. The stockholders voted to increase the number of shares of common stock reserved for issuance under the Company's 1992 Stock Option Plan from 1,950,000 to 4,000,000 shares. The vote was 16,198,919 for, 1,690,389 against, and 661,343 withheld.

4. The stockholders also ratified the re-appointment of Coopers & Lybrand as the Company's independent public accountants for the fiscal year ending December 31, 1996.

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


                                             AMERICAN BUSINESS INFORMATION, INC.
                                             -----------------------------------



Date:      August 9, 1996                    /s/ Jon H. Wellman
      ------------------------               -----------------------------------
                                             Jon H. Wellman
                                             Executive Vice President and Chief
                                                     Financial Officer

                               INDEX TO EXHIBITS

                                                                      Sequential
Exhibit No.   Description                                              Page No.
- -----------   -----------                                             ----------
    11        Statement regarding computation of per share earnings