Form 10-Q
period 1996-09-30
AMERICAN BUSINESS INFORMATION INC /DE
filed 1996-11-13
CIK 879437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of l934

For the quarterly period ended September 30, 1996 or

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period from_________ to __________

Commission File Number 0-19598
                      ----------

                      AMERICAN BUSINESS INFORMATION, INC.
------------------------------------------------------------------------------
           (exact name of registrant specified in its charter)

             Delaware                                 47-0751545
------------------------------          --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

5711 South 86th Circle, Omaha, Nebraska                     68127
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (402) 593-4500
                                                   ----------------------------

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

             21,259,960 shares of common stock at October 29, 1996

                      AMERICAN BUSINESS INFORMATION, INC.

                                     INDEX

                                                                   Page No.
                                                                   --------
PART I - FINANCIAL INFORMATION                                         2

  Consolidated Balance Sheets as of September 30, 1996 and
  December 31, 1995                                                    3

  Consolidated Statements of Operations for the three months
  and nine months ended September 30, 1996 and 1995                    4

  Consolidated Statements of Cash Flows for the nine months
  ended September 30, 1996 and 1995                                    5

  Notes to Consolidated Financial Statements                       6 - 7

  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                       8 - 11

PART II - OTHER INFORMATION                                           12

  Item 6. Exhibits and Reports on Form 8-K                            13

  Signatures                                                          14

  Index to Exhibits                                                   15


                      AMERICAN BUSINESS INFORMATION, INC.


                                   FORM 10-Q


                             FOR THE QUARTER ENDED

                               SEPTEMBER 30, 1996


                                     PART I


                           FINANCIAL INFORMATION AND

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 as of September 30, 1996 and December 31, 1995
                      (In thousands, except share amounts)

                                  ASSETS                                   Sept. 30, 1996               Dec. 31, 1995
                                  ------                                   --------------               -------------
Current assets:
  Cash and cash equivalents...........................................         $ 9,676                     $11,999
  Marketable securities...............................................          22,538                      23,350
  Trade accounts receivable, net......................................          25,554                      19,215
  Income taxes receivable.............................................              64                           -
  Prepaid expenses....................................................           3,079                       1,733
  Deferred marketing costs............................................           1,600                         996
                                                                               -------                     -------
    Total current assets..............................................          62,511                      57,293
                                                                               -------                     -------

Property and equipment, net...........................................          16,962                      13,885
Note receivable.......................................................               -                       2,972
Intangible assets, net of accumulated amortization....................          11,588                      14,642
Deferred income taxes.................................................           5,587                           -
Other assets..........................................................           1,259                       1,999
                                                                               -------                     -------
                                                                               $97,907                     $90,791
                                                                               =======                     =======

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Current liabilities:
  Notes payable and current portion of long-term debt.................         $ 8,402                         969
  Accounts payable....................................................           7,309                       4,254
  Accrued payroll expenses............................................           1,923                       2,205
  Accrued expenses....................................................           2,444                       1,891
  Income taxes payable................................................               -                         143
  Deferred income taxes...............................................             568                         123
                                                                               -------                     -------
    Total current liabilities.........................................          20,646                       9,585
Long-term debt, net of current portion................................             549                       1,070
Deferred income taxes.................................................               -                       1,707

Shareholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000 shares;
    none issued or outstanding........................................               -                           -
  Common stock, $.0025 par value. Authorized 75,000,000 shares;
    issued and outstanding 21,255,160 shares at September 30, 1996
    and 20,776,860 at December 31, 1995...............................              51                          51
  Treasury stock, at cost.............................................          (2,281)                          -
  Paid-in capital.....................................................          29,881                      27,342
  Net unrealized holding loss, net of tax.............................            (698)                       (246)
  Retained earnings...................................................          49,759                      51,282
                                                                               -------                     -------
    Total shareholders' equity........................................          76,712                      78,429
                                                                               -------                     -------
                                                                               $97,907                     $90,791
                                                                               =======                     =======

              The accompanying notes are an integral part of the
                      consolidated financial statements.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three months and nine months ended September 30, 1996 and 1995
                    (In thousands, except per share amounts)



                                                                   Three Months Ended               Nine Months Ended
                                                                      September 30                     September 30
                                                              ---------------------------     --------------------------
                                                                1996               1995         1996              1995
                                                                ----               ----         ----              ----
Net sales.................................................     $27,585            $21,501      $76,695           $63,405
Costs and expenses:
  Database and production costs...........................       8,007              6,149       21,459            17,276
  Selling, general and administrative.....................      11,409              8,366       31,674            24,856
  One-time non-cash items.................................      22,240                  -       22,240                 -
  Depreciation and amortization...........................         700                796        2,505             2,393
                                                              --------            -------      -------           -------
                                                                42,356             15,311       77,878            44,525
                                                              --------            -------      -------           -------

Operating income..........................................     (14,771)             6,190       (1,183)           18,880
Other income (expense):
  Investment income.......................................         522                394        1,567             1,052
  Interest expense........................................         (20)               (60)         (53)             (148)
                                                              --------            -------      -------           -------
Income before income taxes and discontinued operations....     (14,269)             6,524          331            19,784
Income taxes..............................................      (5,389)             2,420          126             7,336
                                                              --------            -------      -------           -------
Income from continuing operations.........................      (8,880)             4,104          205            12,448

Loss from discontinued operations.........................           -                  -            -              (484)
Loss on sale of discontinued operations...................      (1,728)                 -       (1,728)           (1,663)
                                                              --------            -------      -------           -------
Net income................................................    $(10,608)           $ 4,104      $(1,523)          $10,301
                                                              ========            =======      =======           =======

Earnings per share:
  Income from continuing operations.......................    $  (0.43)           $  0.20      $  0.01           $  0.60
                                                              ========            =======      =======           =======
  Loss on discontinued operations and sale
    of subsidiary.........................................    $  (0.08)           $  0.00      $ (0.08)          $ (0.10)
                                                              ========            =======      =======           =======
  Net income..............................................    $  (0.51)           $  0.20      $ (0.07)          $  0.50
                                                              ========            =======      =======           =======
Weighted average shares outstanding.......................      20,840             20,768       20,808            20,725
                                                              ========            =======      =======           =======

              The accompanying notes are an integral part of the
                      Consolidated financial statements.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1996 and 1995
                                 (In thousands)

                                                                                                Nine Months Ended
                                                                                                   September 30
                                                                                           -----------------------------
                                                                                             1996                 1995
                                                                                             ----                 ----
Cash flows from operating activities:
  Net income............................................................................   $(1,523)              $10,301
  Adjustments to reconcile net income to cash flows from operating activities:
    Depreciation and amortization.......................................................     2,505                 2,446
    Deferred income taxes...............................................................    (5,790)                    -
    One-time non-cash items.............................................................    22,240                     -
    Impairment of other assets..........................................................         -                  (630)
    Loss on sale of discontinued operations.............................................     1,728                 1,663
    Other...............................................................................       (83)                  212
  Changes in assets and liabilities, net of effect of acquisitions:
    Trade accounts receivable...........................................................    (3,813)               (2,882)
    Prepaid expenses....................................................................      (987)               (1,429)
    Deferred marketing costs............................................................      (604)                    -
    Accounts payable....................................................................       987                 l,560
    Income taxes receivable.............................................................       (64)                    -
    Income taxes payable................................................................      (143)                  460
    Accrued expenses....................................................................      (715)                  258
                                                                                           -------               -------
      Net cash provided by operating activities.........................................    13,738                11,959

Cash flows from investing activities:
  Proceeds from sale of marketable securities...........................................     8,274                 9,035
  Purchases of marketable securities....................................................    (8,634)              (18,018)
  Purchases of property and equipment...................................................    (4,639)               (2,834)
  Acquisition of businesses, including minority interest................................    (4,000)                 (900)
  Capitalization of software development costs..........................................    (1,345)                    -
  Other.................................................................................       258                  (274)
                                                                                           -------               -------
      Net cash used in investing activities.............................................   (10,086)              (12,991)

Cash flows from financing activities:
  Repayment of long-term debt...........................................................    (1,013)               (3,040)
  Proceeds from long-term debt..........................................................         -                   289
  Purchase and retirement of common stock...............................................    (5,589)                    -
  Proceeds from exercise of stock options...............................................     2,908                   766
  Purchase of treasury stock............................................................    (2,281)                    -
                                                                                           -------               -------
      Net cash used in investing activities.............................................    (5,975)               (1,985)

Net increase (decrease) in cash and cash equivalents....................................    (2,323)               (3,017)
Cash and cash equivalents, beginning....................................................    11,999                13,491
                                                                                           -------               -------
Cash and cash equivalents, ending.......................................................   $ 9,676               $10,474
                                                                                           =======               =======

Supplemental disclosure of cash flow information:
  Interest paid.........................................................................   $    53               $   148
                                                                                           =======               =======
  Income taxes paid.....................................................................   $ 5,418               $ 7,422
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

2. CONSOLIDATED BALANCE SHEET DETAIL (IN THOUSANDS):

                                  September 30, 1996    December 31, 1995
                                  ------------------    -----------------
Property and equipment:
  Land and improvements                 $ 1,220               $ 1,032
  Building and improvements               8,059                 7,157
  Furniture and equipment                19,403                15,439
  Capitalized equipment leases            1,437                 1,437
                                        -------               -------
                                         30,119                25,065
Less accumulated depreciation
 and amortization                        13,157                11,180
                                        -------               -------
                                        $16,962               $13,885
                                        =======               =======

                                  September 30, 1996    December 31, 1995
                                  ------------------    -----------------

Intangible assets:
  Goodwill                              $ 4,998               $ 5,012
  Distribution networks                  11,871                11,871
  Noncompete agreements                     278                   150
  Acquisition costs                      19,473                 1,319
  Software development costs              1,201                   431
                                        -------               -------
                                         37,821                18,783
Less accumulated amortization            26,233                 4,141
                                        -------               -------
                                        $11,588               $14,642
                                        =======               =======


              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. DISCONTINUED OPERATIONS

On June 1, 1995, the Company sold the majority of its assets and liabilities of its wholly-owned subsidiary, American Business Communications, Inc. (ABC) to a wholly-owned subsidiary of Baker University. ABC provided continuing education programs and products to small and medium-sized businesses. The Company received $3.0 million for the sale in the form of a 7.52% promissory note due in equal monthly installments through 2005.

The loss on disposition of ABC has been accounted for as discontinued operations and prior period financial statements have been restated to reflect the discontinuation of ABC. Revenues of ABC were $2.9 million from January 1, 1995 through the date of sale.

During the third quarter of 1996, the Company determined that the note receivable recorded at the time of the sale of ABC was uncollectable, and incurred a charge to discontinued operations of $1.7 million, net of tax, to write-off the remaining balance of the promissory note.

4. ACQUISITION

On September 10, 1996, the Company acquired certain assets and assumed certain liabilities of Digital Directory Assistance, Inc. (DDA), a publisher of Phone Disc(R) CD-ROM products. The total purchase price was approximately $17 million of which $4.0 million was paid on September 10, 1996 from the Company's corporate funds, $7.9 million in the form of a promissory note issued to Seller due January 1997, and the remaining amount through the issuance of 600,000 shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting. Substantially all of the purchase price consisted of intangibles and resulted in a one time charge of approximately $10 million ($6.3 million after tax) representing purchased research and development.

5. ONE-TIME NON-CASH ITEMS

One-time non-cash items represent charges for the purchased research and development of approximately $10 million relating to the acquisition of DDA, the change in estimated useful lives of approximately $11.5 million due to management's evaluation of the remaining lives of certain intangibles related to acquisitions prior to 1995, and the writedown of $740,000 of an equity investment made prior to 1992.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

GENERAL

American Business Information, Inc. ("ABI") and its subsidiaries, ("the Company"), provide business and consumer information to organizations engaged in business-to-business and consumer marketing through products and services derived from the Company's database. These products include customized business lists, business directories, consumer lists and other information services such as CD-ROM directories, Online Access and Internet Access.

In addition, ABI provides business and consumer directories for home use. These directories are available in a series of CD-ROM titles, which are distributed through national and local computer software retail outlets.

RESULTS OF OPERATIONS

The following table sets out for the three and nine month periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales:

                                     Three Months Ended   Nine Months Ended
                                        September 30         September 30
                                       1996       1995     1996       1995
                                       ----       ----     ----       ----

  Statement of Operations Data:

  Net Sales                             100%       100%     100%       100%

  Costs and expenses:
    Database and production costs        29         28       28         27
    Selling, general and administrative  41         39       41         39
    One-time non-cash items              81          -       30          -
    Depreciation and amortization         3          4        3          4
                                        ---        ---      ---        ---

  Operating income                      (54)        29       (2)        30

  Other income (expense)                  2          1        2          1
                                        ---        ---      ---        ---

  Income before income taxes and
    discontinued operations             (52)        30        -         31

  Income taxes                          (20)        11        -         12
                                        ---        ---      ---        ---

  Income from continuing operations     (32)        19        -         19

  Loss on discontinued operations and
    sale of subsidiary                   (6)         -       (2)        (3)
                                        ---        ---      ---        ---
  Net income                            (38)%       19%      (2)%       16%
                                        ===        ===      ===        ===


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

Net Sales
---------

Net sales increased 28% to $27.6 million for the three months ended September 30, 1996 from $21.5 million in the third quarter of 1995. For the nine month period ended September 30, 1996, net sales were $76.7 million, a 21% increase from $63.4 million in the comparable period in 1995.

Lead generation product net sales increased 25% to $18.5 million for the three months ended September 30, 1996, from $14.8 million in the third quarter of 1995. For the nine month period ended September 30, 1996, lead generation products were $52.3 million, a 16% increase from $45.2 million in the comparable period in 1995. The increases for the comparable three and nine month periods are largely the result of increased marketing efforts which began late in 1995.

CD-ROM product net sales increased 61% to $5.1 million for the three months ended September 30, 1996 from $3.2 million in the third quarter of 1995. For the nine month period ended September 30, 1996, CD-ROM products were $12.6 million, a 59% increase from $8.0 million in the comparable period in 1995. The increase is a result of increased demand in consumer retail channels, the introduction of additional CD-ROM titles in the third quarter of 1996, and the acquisition of DDA which accounted for approximately $1.1 million in sales during the third quarter.

Directory product net sales for the three months and nine months ended September 30, 1996, posted modest increases to $2.2 million and $6.2 million, respectively, or an increase of 7% and 4%, respectively, compared to the same period in 1995. Voice and on-line service net sales accounted for $370 thousand in the third quarter of 1996 compared to $350 thousand in the second quarter of 1995. For the nine months ended September 30, 1996, net sales were $1.1 million compared to $1.0 million in the same period of 1995.

The Company's net sales on a quarterly basis can be affected by the timing of acquisitions and certain other factors including the timing and extent of the Company's own direct marketing activities and the release of new products. There have been no significant price increases for the majority of the Company's existing products and services during the period.

Database and Production Costs
-----------------------------

Database and production costs for the third quarter of 1996 were $8.0 million, or 29% of net sales, compared to $6.1 million, or 28% of net sales, in the prior year quarter. For the nine months ended September 30, 1996, these costs were $21.5 million, or 28% of net sales, compared to $17.3 million, or 27% of net sales in the comparable prior year period. These amounts primarily represent the costs of compiling and telephone verifying information in the database, fulfilling customer orders, the direct costs associated with the production of CD-ROM titles, and royalty costs.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED

Selling, General, and Administrative
------------------------------------

Selling, general and administrative expenses in the third quarter of 1996 were $11.4 million, or 41% of net sales, compared to $8.4 million, or 39% of net sales, in the prior year quarter. For the nine month period, these costs were $31.7 million, or 41% of net sales, compared to $24.7 million, or 39% in the comparable 1995 period. The increase is primarily the result of higher levels of CD-ROM promotions and other direct marketing activities, including catalog and promotional material mailings, as well as an overall increase in sales personnel.

One-Time Non-Cash Items
-----------------------

During the third quarter of 1996, the Company recorded one-time, non-cash charges to continuing operations of $10.0 million for purchased research and development associated with the September 1996 acquisition of DDA, $11.5 million associated with a change in the estimated useful lives of certain intangible assets related to acquisitions prior to 1995, and $740,000 for the writedown of an equity investment made prior to 1992.

Depreciation and Amortization
-----------------------------

Depreciation and amortization expense for the three months ended September 30, 1996 decreased to $700,000 from $796,000 in the comparable 1995 period. These costs during the nine month period of 1996 were $2.5 million, compared to $2.4 million in the comparable 1995 period.

Operating Income
----------------

The operating loss for the third quarter of 1996 was $14.8 million, or 54% of net sales, compared to operating income of $6.2 million, or 29% of net sales in the third quarter of 1995. For the nine month period of 1996, the operating loss was $1.2 million, or 2% of net sales, compared with operating income of $18.9 million, or 30% of net sales in the comparable 1995 period.

Excluding the one-time, non-cash items described above, operating income for the third quarter of 1996 would have been $7.5 million, or 27% of net sales. For the nine month period of 1996, operating income would have been $21.1 million, or 27% of net sales.

Other Income
------------

Net investment income for the 1996 third quarter was $502,000 compared to $334,000 in the same quarter of 1995. For the nine months ended September 30, 1996, net investment income was $1.5 million compared to $904,000 in the prior year period. The Company recognized net realized losses of $270,000 on the sale of marketable securities in the first nine months of 1995. Additionally, the Company recognized net realized gains of $83,000 on the sale of marketable securities in the first nine months of 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, continued

Provision for Income Taxes
--------------------------

A provision for income taxes has been recorded on the Company's 1996 earnings at a combined effective federal and state tax rate of 38%, compared to the 1995 combined effective rate of 37%. The increase in the effective rate is a result of state income taxes and the mix of states in which the Company conducts its business.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $9.7 million and short term investments of $22.5 million. The Company has a revolving line of credit totaling $5.0 million, which had no outstanding balance at September 30, 1996.

Net cash provided by operating activities for the nine months ended September 30, 1996 totaled $13.7 million compared to $12.0 million in the same period of 1995. The increase is due to the effect of recording the one-time, non-cash charges, which is partially offset by higher levels of trade accounts receivable, deferred marketing costs, and other accrued expenses. The Company spent $2.4 million on upgrades to data processing equipment and $1.1 million for land and building improvements to its Omaha, Nebraska and Carter Lake, Iowa facilities. The Company anticipates spending an additional $2.0 million over the next twelve months for equipment and facility expansion.

The Company paid $4.0 million on September 10, 1996 as part of the estimated purchase price of $17 million for DDA. A promissory note of $7.9 million is due the Seller in January 1997, for which management anticipates using its cash equivalents. The remaining amount due the Seller of approximately $5.0 million was paid through the issuance of the Company's common stock.

The Company believes that cash flows from operations, its cash and short term investments, and its borrowing facilities will be sufficient to fund its operations for at least the next twelve months. However, if the Company acquires additional companies or products, additional financing may be required.

                      AMERICAN BUSINESS INFORMATION, INC.

                                   FORM 10-Q

                             FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1996

                                    PART II

                               OTHER INFORMATION

                      AMERICAN BUSINESS INFORMATION, INC.
                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1996

                                    PART II

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits

               11       Statement regarding computation of per share earnings

          (b)  Report on Form 8-K

               Form 8-K dated September 10, 1996, under Item 2, Acquisition or Disposition of Assets, and under Item 7, Financial Statement, ProForma Financial Information and Exhibits, was filed with the Securities and Exchange Commission reporting the acquisition of substantially all the net assets of Digital Directory Assistance, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AMERICAN BUSINESS INFORMATION, INC.
                                   -----------------------------------

 Date:  11/11/96                   /s/ Jon H. Wellman
      ------------                 --------------------------------------
                                   Jon H. Wellman
                                   Executive Vice President and Chief Financial
                                   Officer


                            INDEX TO EXHIBITS

                                                            Sequential
Exhibit No.      Description                                  Page No.
-----------      -----------                                ----------

    11           Statement regarding computation of per
                 share earnings

    27           Financial Data Schedule
