Form 10-Q/A
period 1995-06-30
AMERICAN BUSINESS INFORMATION INC /DE
filed 1997-03-28
CIK 879437

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                              FORM 10-Q/A


 X      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act  of 1934

For the quarterly period ended June 30, 1995 or

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                                    --------    --------
Commission File Number  0-19598

                  AMERICAN BUSINESS INFORMATION, INC.
          ---------------------------------------------------
          (exact name of registrant specified in its charter)

            Delaware                               47-0751545
-------------------------------      ---------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
 incorporation or organization)

5711 South 86th Circle, Omaha, Nebraska                68127
----------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code     (402) 593-4500
                                                     -----------------------

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

                       Yes       X             No
                           -------------           -------------

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           13,842,251 shares of common stock at July 28, 1995

                  AMERICAN BUSINESS INFORMATION, INC.

                                 INDEX


                                                             PAGE NO.

PART I - FINANCIAL INFORMATION                                    2

      Consolidated Balance Sheets as of  June 30, 1995 and
      December 31, 1994                                           3

      Consolidated Statements of Operations for the three
      months and six months ended June 30, 1995 and 1994          4

      Consolidated Statements of Cash Flows for the six
      months ended June 30, 1995 and 1994                         5

      Notes to Consolidated Financial Statements              6 - 7

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                    8 - 10

PART II - OTHER INFORMATION                                      11

      Item 6.  Exhibits and Reports on Form 8-K                  12

      Signatures                                                 13

      Index to Exhibits                                          14

                  AMERICAN BUSINESS INFORMATION, INC.




                               FORM 10-Q



                         FOR THE QUARTER ENDED

                             JUNE 30, 1995




                                 PART I




                       FINANCIAL INFORMATION AND

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                       AND RESULTS OF OPERATIONS

          AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
               as of June 30, 1995 and December 31, 1994
                  (In thousands, except share amounts)


                  ASSETS
                  ------
                                                                June 30, 1995  December 31, 1994
                                                                -------------  -----------------
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . .         $11,021         $13,491
    Marketable securities . . . . . . . . . . . . . . . . .          22,560          14,684
    Trade accounts receivable, net  . . . . . . . . . . . .          15,470          15,112
    Recoverable income taxes  . . . . . . . . . . . . . . .             662               -
    Prepaid expenses  . . . . . . . . . . . . . . . . . . .           1,285           1,882
                                                                    -------         -------
        Total current assets  . . . . . . . . . . . . . . .          50,998          45,169
                                                                    -------         -------

Property and equipment, net . . . . . . . . . . . . . . . .          11,566          11,106
Net assets of business transferred under contractual
  arrangement . . . . . . . . . . . . . . . . . . . . . . .           3,000               -
Intangible assets, net of accumulated amortization  . . . .          14,787          19,567
Other assets  . . . . . . . . . . . . . . . . . . . . . . .           2,629           1,941
                                                                    -------         -------
                                                                    $82,980         $77,783
                                                                    =======         =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
    Current portion of long-term debt . . . . . . . . . . .         $   300         $   815
    Accounts payable  . . . . . . . . . . . . . . . . . . .           2,580           2,416
    Income taxes payable  . . . . . . . . . . . . . . . . .               -             430
    Accrued payroll expenses  . . . . . . . . . . . . . . .           1,527           1,496
    Accrued expenses  . . . . . . . . . . . . . . . . . . .           4,808           4,374
    Deferred income taxes . . . . . . . . . . . . . . . . .             135             227
                                                                    -------         -------
        Total current liabilities . . . . . . . . . . . . .           9,350           9,758
                                                                    -------         -------
Long-term debt, net of current portion  . . . . . . . . . .           1,828           3,006
Deferred income taxes . . . . . . . . . . . . . . . . . . .           1,077             990
Minority interest . . . . . . . . . . . . . . . . . . . . .               -             703

Shareholders' equity:
    Preferred stock, $.0025 par value.
     Authorized 5,000,000 shares;
        none issued or outstanding  . . . . . . . . . . . .               -               -
    Common stock, $.0025 par value.
     Authorized 25,000,000 shares;
        issued and outstanding 20,761,876 shares
        at June 30, 1995 and 20,682,751 at
        December 31, 1994 . . . . . . . . . . . . . . . . .              51              34
    Paid-in capital . . . . . . . . . . . . . . . . . . . .          27,202          26,573
    Net unrealized holding gain (loss), net of tax  . . . .             340            (217)
    Retained earnings . . . . . . . . . . . . . . . . . . .          43,132          36,936
                                                                    -------         -------
        Total shareholders' equity  . . . . . . . . . . . .          70,725          63,326
                                                                    -------         -------
                                                                    $82,980         $77,783
                                                                    =======         =======

        The accompanying notes are an integral part of the consolidated financial statements.

          AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
    For the three months and six months ended June 30, 1995 and 1994
                (In thousands, except per share amounts)


                                              Three Months Ended        Six Months Ended
                                                    June 30                  June 30
                                              ------------------        ----------------
                                                1995        1994        1995        1994
                                                ----        ----        ----        ----
Net sales . . . . . . . . . . . . . . . .     $22,479     $18,795     $44,836     $36,238
Costs and expenses:
    Database and production costs . . . .       6,310       5,271      11,955       9,595
    Selling, general and administrative .       9,309       8,029      18,914      16,213
    Impairment of net assets of business
        transferred under contractual
        arrangement . . . . . . . . . . .       2,640           -       2,640           -
    Depreciation and amortization . . . .         807         823       1,639       1,583
                                              -------     -------     -------     -------
                                               19,066      14,123      35,148      27,391
                                              -------     -------     -------     -------
Operating income  . . . . . . . . . . . .       3,413       4,672       9,688       8,847
Other income (expense):
    Investment income . . . . . . . . . .         462         293         493         558
    Interest expense  . . . . . . . . . .         (32)        (71)        (88)       (142)
    Other . . . . . . . . . . . . . . . .           -           5        (162)         54
                                              -------     -------     -------     -------
Income before income taxes  . . . . . . .       3,843       4,899       9,931       9,317
Income taxes  . . . . . . . . . . . . . .       1,461       1,740       3,736       3,290
                                              -------     -------     -------     -------
Net Income  . . . . . . . . . . . . . . .    $  2,382    $  3,159    $  6,195    $  6,027
                                              =======     =======     =======     =======



Earnings per share:
   Net income . . . . . . . . . . . . . .    $   0.11    $   0.15    $   0.30    $   0.29
                                              =======     =======     =======     =======

Weighted average shares outstanding . . .      20,719      20,676      20,704      20,676
                                              =======     =======     =======     =======

        The accompanying notes are an integral part of the consolidated financial statements.

          AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the six months ended June 30, 1995 and 1994


                                                                    Six Months Ended
                                                                         June 30
                                                                   --------------------
                                                                   1995            1994
                                                                   ----            ----
Cash flows from operating activities:
      Net income  . . . . . . . . . . . . . . . . . . . . .      $ 6,195         $ 6,027
      Adjustments to reconcile net income to cash flows from
        operating activities:
            Depreciation and amortization . . . . . . . . .        1,639           1,583
            Deferred income taxes . . . . . . . . . . . . .       (1,081)            430
            Loss on sale of investments . . . . . . . . . .          258               1
            Impairment of net assets of business transferred       2,640               -
            Minority interest . . . . . . . . . . . . . . .            -             (53)
      Changes in assets and liabilities, net of effect of
        acquisitions and transfers
           Trade accounts receivable  . . . . . . . . . . .       (1,025)            444
           Prepaid expenses . . . . . . . . . . . . . . . .         (347)            123
           Other assets . . . . . . . . . . . . . . . . . .         (688)              -
           Accounts payable . . . . . . . . . . . . . . . .          806             529
           Income taxes payable . . . . . . . . . . . . . .         (668)             13
           Accrued expenses . . . . . . . . . . . . . . . .          865             616
                                                                 -------         -------
               Net cash provided by operating activities  .        8,594           9,713

Cash flows from investing activities:
      Proceeds from sale of marketable securities . . . . .        8,935           7,642
      Purchases of marketable securities  . . . . . . . . .      (16,275)         (7,401)
      Purchases of property and equipment . . . . . . . . .       (1,526)         (1,453)
      Purchase of minority interest . . . . . . . . . . . .         (900)              -
      Acquisitions of businesses  . . . . . . . . . . . . .            -          (5,750)
      Increase in intangible assets . . . . . . . . . . . .         (250)           (335)
                                                                 -------         -------
               Net cash used in investing activities  . . .      (10,016)         (7,297)

Cash flows from financing activities:
      Repayment of long-term debt . . . . . . . . . . . . .       (1,983)           (356)
      Proceeds from long-term debt  . . . . . . . . . . . .          289               -
      Proceeds from issuance of common stock under
        stock option plan . . . . . . . . . . . . . . . . .          646               -
                                                                 -------         -------
               Net cash used in investing activities  . . .       (1,048)           (356)

Net increase (decrease) in cash and cash equivalents  . . .       (2,470)          2,060
Cash and cash equivalents, beginning  . . . . . . . . . . .       13,491           8,511
                                                                 -------         -------
Cash and cash equivalents, ending . . . . . . . . . . . . .      $11,021         $10,571
                                                                 =======         =======

Supplemental disclosure of cash flow information:
     Interest paid  . . . . . . . . . . . . . . . . . . . .      $    88         $   142
                                                                 =======         =======
     Income taxes paid  . . . . . . . . . . . . . . . . . .      $ 5,737         $ 2,243
                                                                 =======         =======

        The accompanying notes are an integral part of the consolidated financial statements.

          AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

The accompanying unaudited financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial information included therein. The December 31, 1994 Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The Company suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1994 included in the Company's 1994 Annual Report to the Securities and Exchange Commission on Form 10-K. Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.

"This amendment is being filed to reflect the presentation of American Business Communications, Inc. as a continuing operation until the Third Quarter of 1996, at which time the investment in this subsidiary was abandoned."

2.  CONSOLIDATED BALANCE SHEET DETAIL (IN THOUSANDS):

                                              June 30, 1995     December 31, 1994
                                              -------------     -----------------
            Property and equipment:
               Land and improvements              $   955           $   931
               Building and improvements            6,699             6,563
               Transportation equipment                95               103
               Computer equipment                  10,659             9,876
               Furniture and fixtures               2,863             2,675
               Capitalized leases                     633               344
                                                  -------           -------
                                                   21,904            20,492
            Less accumulated depreciation
               and amortization                    10,338             9,386
                                                  -------           -------
                                                  $11,566           $11,106
                                                  =======           =======

                                              June 30, 1995     December 31, 1994
                                              -------------     -----------------
            Intangible assets:
               Goodwill                          $  5,012           $ 9,353
               Distribution networks               11,870            11,952
               Noncompete agreements                  125               125
               Acquisition costs                    1,317             1,294
                                                  -------           -------
                                                   18,324            22,724
            Less accumulated amortization           3,537             3,157
                                                  -------           -------
                                                  $14,787           $19,567
                                                  =======           =======

          AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)






3.  NET ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL ARRANGEMENT

On June 1, 1995, the Company transferred substantially all of the assets and liabilities of its wholly-owned subsidiary, American Business Communications, Inc. ("ABC"), to a wholly-owned subsidiary of Baker University. ABC provides continuing education programs and products to small and medium-sized businesses. The Company received $3.0 million in the form of a 7.52% non-recourse promissory note due in equal monthly installments through 2005.

The impairment on the transfer of the net assets of ABC has been accounted for in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin Topics 5-E and 5-Z. Revenues of ABC from April 1, 1995 through the date of sale were $1,269 and were $2,929 from January 1, 1995 through the date of sale. Revenues of ABC for the three and six months ended June 30, 1994 were $1,695 and $3,025, respectively.


4.  STOCK SPLIT

On July 18, 1995, the Company's Board of Directors declared a three-for-two stock split of the Company's common shares, effected in the form of a stock dividend, to be paid on August 14, 1995 to shareholders of record as of the close of business on July 31, 1995. All presentations of shares outstanding and amounts per share have been restated to reflect the stock split.

          AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


GENERAL

American Business Information, Inc. and Subsidiaries (the "Company") provide business-to-business marketing information compiled from yellow page directories throughout the U.S. and Canada and other public sources. The Company's database is continuously updated to provide customers with the most accurate information available, including the business name, address, number of employees, and name of owner or manager.

The Company's BMI Medical Information, Inc. ("BMI") subsidiary offers in-depth marketing information to the healthcare industry. This information is obtained from a variety of sources, including over 500,000 surveys received from medical professionals.

RESULTS OF OPERATIONS

The following table sets out for the three and six month periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales:

                                                        Three Months Ended  Six Months Ended
                                                              June 30           June 30
                                                             1995  1994       1995   1994
                                                             ----  ----       ----   ----
                  Statement of Operations Data:

                  Net Sales                                  100%  100%        100%  100%

                  Costs and expenses:
                     Database and production costs            28    28          26    27
                     Selling, general and administrative      41    43          42    45
                     Impairment of net assets of
                        business transferred                  12     -           6     -
                     Depreciation and amortization             4     4           4     4
                                                             ---   ---         ---   ---
                  Operating income                            15    25          22    24

                  Other income (expense)                       2     1           1     1
                                                             ---   ---         ---   ---
                  Income before income taxes                  17    26          23    25

                  Income taxes                                 6    10           9     9
                                                             ---   ---         ---   ---
                  Net Income                                  11%   16%         14%   16%
                                                             ===   ===         ===   ===

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS, continued

Net Sales
---------

Net sales increased 20% to $22.5 million for the three months ended June 30, 1995 from $18.8 million in the second quarter of 1994. For the six month period ended June 30, 1995, net sales were $44.8 million, a 24% increase from $36.2 million in the comparable period in 1994.

Revenues in the second quarter from the Company's existing products and services represented 22% of the increase (or $3.5 million) and 2% (or $638,000) was attributable to Zeller & Letica (Z&L) which was acquired August 17, 1994. Revenues for the six month period ended June 30, 1995 from the Company's existing products and services represented 18% of the increase (or $6.1 million) and 8% (or $2.6 million) was attributable to Z&L and BMI Medical Information, Inc. (BMI) which was effective August 17, 1994.

The Company's net sales on a quarterly basis can be affected by seasonal characteristics, the timing of acquisitions, and certain other factors including the timing and extent of the Company's own direct marketing activity. There have been no significant price increases for the majority of the Company's existing products and services during the period.

Database and Production Costs
-----------------------------

Database and production costs for the second quarter of 1995 were $6.3 million, or 28% of net sales, compared to $5.3 million, or 28% of net sales, in the prior year quarter. For the six months ended June 30, 1995, these costs were $12.0 million, or 26% of net sales, compared to $9.6 million, or 27% of net sales in the comparable prior year period.

The Company expects these costs, when expressed as a percentage of net sales, to approximate its current level for the remainder of the year.

Selling, General, and Administrative
------------------------------------

Selling, general and administrative expenses in the second quarter of 1995 were $9.3 million, or 41% of net sales, compared to $8.0 million, or 43% of net sales, in the prior year quarter. For the six month period, these costs were $18.9 million, or 42% of net sales, compared to $16.2 million, or 45% in the comparable 1994 period. In 1994, the Company incurred costs to expand its markets, incurred marketing expenses related to new products, and continued development of the field sales force and introduced the credit predictability code on its products which resulted in these costs being higher as a percentage of net sales than the Company has historically incurred.

Depreciation and Amortization
-----------------------------

Depreciation and amortization expense for the three months ended June 30, 1995 decreased to $807,000 from $823,000 in the comparable 1994 period. These costs during the six month period of 1995 were $1.6 million, equal to $1.6 million in the comparable 1994 period.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS, continued


Operating Income
----------------

Operating income for the second quarter of 1995 was $3.4 million, or 15% of net sales, compared to $4.7 million, or 25% of net sales in the second quarter of 1994. For the six month period of 1995, operating income increased to $9.7 million, or 22% of net sales, from $8.8 million, or 24% of net sales in 1994.

Other Income
------------

Net investment income for the 1995 second quarter was $430,000 compared to $222,000 in the same quarter of 1994. For the six months ended June 30, 1995, net investment income was $405,000 compared to $416,000 in the prior year period. The Company recognized net realized losses of $258,000 on the sale of marketable securities in the first six months of 1995.

Provision for Income Taxes
--------------------------

A provision for income taxes has been recorded on the Company's 1995 earnings at a combined effective federal and state tax rate of 37%, compared to the 1994 combined effective rate of 35%.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1995, the Company's principal sources of liquidity included cash and cash equivalents of $11.0 million and short term investments of $22.6 million. Management intends to repay a $1.0 million real estate loan prior to September 1, 1995. The Company has a revolving line of credit totaling $5.0 million, which had no outstanding balance at June 30, 1995.

The Company anticipates spending up to $2.5 million annually in the next three years on additions to equipment, primarily data processing equipment, which is expected to be financed either through bank financing with terms generally from three to four years or cash provided by operating activities.

The Company believes that cash flows from operations, its cash and short term investments, and its borrowing facilities will be sufficient to fund its operations for at least the next twelve months. However, if the Company acquires additional companies or products, additional financing may be required.

                  AMERICAN BUSINESS INFORMATION, INC.




                               FORM 10-Q



                         FOR THE QUARTER ENDED

                             JUNE 30, 1995




                                PART II




                           OTHER INFORMATION

                  AMERICAN BUSINESS INFORMATION, INC.
                               FORM 10-Q
                         FOR THE QUARTER ENDED
                             JUNE 30, 1995

                                PART II



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (a)   Exhibits

                  10.7  Asset Purchase Agreement dated
                        June 1, 1995 between the Company
                        and Baker University

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


                                        AMERICAN BUSINESS INFORMATION, INC.
                                        -----------------------------------


Date:  August 12, 1995                    /s/ Jon D. Hoffmaster
     -------------------                  ---------------------------------
                                          Jon D. Hoffmaster
                                          Vice Chairman and Chief Financial
                                          Officer

                           INDEX TO EXHIBITS

                                                         Sequential
Exhibit No.       Description                            Page No.
-----------       -----------                            ----------
     10.7         Asset Purchase Agreement dated
                  June 1, 1995 between the Company
                  and Baker University

       11         Statement regarding computation
                  of per share earnings