Form 10-Q/A
period 1995-09-30
AMERICAN BUSINESS INFORMATION INC /DE
filed 1997-03-28
CIK 879437

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-Q/A


  X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

For the quarterly period ended September 30, 1995 or

       Transition report pursuant to Section 13 or 15(d) of the ----- Securities Exchange Act of 1934

For the transition period from      ________ to ________

Commission File Number  0-19598

                  AMERICAN BUSINESS INFORMATION, INC.
          ---------------------------------------------------
          (exact name of registrant specified in its charter)

            Delaware                               47-0751545
-------------------------------       ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)

5711 South 86th Circle, Omaha, Nebraska                   68127
-----------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   (402) 593-4500
                                                   --------------------------

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

              Yes       X             No
                  ------------           -----------

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         20,774,610 shares of common stock at October 23, 1995

                  AMERICAN BUSINESS INFORMATION, INC.

                                 INDEX


                                                              PAGE NO.
                                                              --------

PART I - FINANCIAL INFORMATION                                      2

      Consolidated Balance Sheets as of  September 30, 1995
      and December 31, 1994                                         3

      Consolidated Statements of Operations for the three
      months and nine months ended September 30, 1995 and 1994      4

      Consolidated Statements of Cash Flows for the nine
      months ended September 30, 1995 and 1994                      5

      Notes to Consolidated Financial Statements                6 - 7

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                      8 - 10

PART II - OTHER INFORMATION                                        11

      Item 6.  Exhibits and Reports on Form 8-K                    12

      Signatures                                                   13

      Index to Exhibits                                            14

                  AMERICAN BUSINESS INFORMATION, INC.




                               FORM 10-Q



                         FOR THE QUARTER ENDED

                           SEPTEMBER 30, 1995




                                 PART I




                       FINANCIAL INFORMATION AND

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                       AND RESULTS OF OPERATIONS

          AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
             as of September 30, 1995 and December 31, 1994
                  (In thousands, except share amounts)

                              ASSETS
                              ------
                                                              Sept. 30, 1995  Dec. 31, 1994
                                                              --------------  -------------
   Current assets:
       Cash and cash equivalents . . . . . . . . . . . . . . .    $10,474        $13,491
       Marketable securities . . . . . . . . . . . . . . . . .     24,146         14,684
       Trade accounts receivable, net  . . . . . . . . . . . .     17,327         15,112
       Prepaid expenses  . . . . . . . . . . . . . . . . . . .      2,366          1,882
                                                                  -------        -------
           Total current assets  . . . . . . . . . . . . . . .     54,313         45,169
                                                                  -------        -------

   Property and equipment, net . . . . . . . . . . . . . . . .     12,363         11,106
   Net assets of business transferred under
     contractual arrangement . . . . . . . . . . . . . . . . .      3,000              -
   Intangible assets, net of accumulated amortization  . . . .     14,510         19,567
   Other assets  . . . . . . . . . . . . . . . . . . . . . . .      1,998          1,941
                                                                  -------        -------
                                                                  $86,184        $77,783
                                                                  =======        =======
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

   Current liabilities:
       Current portion of long-term debt . . . . . . . . . . .    $   300        $   815
       Accounts payable  . . . . . . . . . . . . . . . . . . .      3,311          2,416
       Accrued payroll expenses  . . . . . . . . . . . . . . .      1,566          1,496
       Accrued expenses  . . . . . . . . . . . . . . . . . . .      4,215          4,374
       Income taxes payable  . . . . . . . . . . . . . . . . .        463            430
       Deferred income taxes . . . . . . . . . . . . . . . . .        135            227
                                                                  -------        -------
           Total current liabilities . . . . . . . . . . . . .      9,990          9,758
                                                                  -------        -------
   Long-term debt, net of current portion  . . . . . . . . . .        743          3,006
   Deferred income taxes . . . . . . . . . . . . . . . . . . .        961            990
   Minority interest . . . . . . . . . . . . . . . . . . . . .          -            703

   Shareholders' equity:
       Preferred stock, $.0025 par value.
           Authorized 5,000,000 shares;
           none issued or outstanding  . . . . . . . . . . . .          -              -
       Common stock, $.0025 par value.
           Authorized 25,000,000 shares;
           issued and outstanding 20,770,860 shares at
           September 30, 1995 and 20,682,751 at
           December 31, 1994 . . . . . . . . . . . . . . . . .         51             34
       Paid-in capital . . . . . . . . . . . . . . . . . . . .     27,322         26,573
       Net unrealized holding loss, net of tax . . . . . . . .       (120)          (217)
       Retained earnings . . . . . . . . . . . . . . . . . . .     47,237         36,936
                                                                  -------        -------
           Total shareholders' equity  . . . . . . . . . . . .     74,490         63,326
                                                                  -------        -------
                                                                  $86,184        $77,783
                                                                  =======        =======

       The accompanying notes are an integral part of the consolidated financial statements.

          AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
 For the three months and nine months ended September 30, 1995 and 1994
                (In thousands, except per share amounts)


                                                   Three Months Ended       Nine Months Ended
                                                       September 30            September 30
                                                   ------------------       ------------------
                                                     1995        1994        1995        1994
                                                     ----        ----        ----        ----
   Net sales . . . . . . . . . . . . . . . .       $21,501     $19,473     $66,337     $55,711
   Costs and expenses:
       Database and production costs . . . .         6,149       5,383      18,104      14,978
       Selling, general and administrative .         8,366       8,314      27,280      24,527
       Impairment of net assets of business
         transferred under contractual
         arrangement . . . . . . . . . . . .             -           -       2,640           -
       Depreciation and amortization . . . .           796         819       2,435       2,402
                                                   -------     -------     -------     -------
                                                    15,311      14,516      50,459      41,907
                                                   -------     -------     -------     -------

   Operating income  . . . . . . . . . . . .         6,190       4,957      15,878      13,804
   Other income (expense):
       Investment income . . . . . . . . . .           394         288         887         846
       Interest expense  . . . . . . . . . .           (60)        (66)       (148)       (208)
       Other . . . . . . . . . . . . . . . .             -          16        (162)         70
                                                   -------     -------     -------     -------
   Income before income taxes  . . . . . . .         6,524       5,195      16,455      14,512
   Income taxes  . . . . . . . . . . . . . .         2,420       1,865       6,154       5,155
                                                   -------     -------     -------     -------
   Net Income  . . . . . . . . . . . . . . .       $ 4,104     $ 3,330     $10,301     $ 9,357
                                                   =======     =======     =======     =======

   Earnings per share:
      Net income . . . . . . . . . . . . . .       $  0.20     $  0.16     $  0.50     $  0.45
                                                   =======     =======     =======     =======

   Weighted average shares outstanding . . .        20,768      20,678      20,725      20,676
                                                   =======     =======     =======     =======

        The accompanying notes are an integral part of the consolidated financial statements.

          AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the nine months ended September 30, 1995 and 1994
                             (In thousands)

                                                                         Nine Months Ended
                                                                            September 30
                                                                        --------------------
                                                                        1995            1994
                                                                        ----            ----
   Cash flows from operating activities:
         Net income  . . . . . . . . . . . . . . . . . . . . .        $10,301         $ 9,357
         Adjustments to reconcile net income to
           cash flows from operating activities:
               Depreciation and amortization . . . . . . . . .          2,446           2,402
               Deferred income taxes . . . . . . . . . . . . .           (977)            621
               Loss on sale of investments . . . . . . . . . .            270              41
               Impairment of net assets of
                 business transferred                                   2,640               -
               Minority interest . . . . . . . . . . . . . . .              -             (70)
         Changes in assets and liabilities, net of effect of
           acquisitions and transfers
              Trade accounts receivable  . . . . . . . . . . .         (2,882)         (1,043)
              Prepaid expenses . . . . . . . . . . . . . . . .         (1,429)           (270)
              Other assets . . . . . . . . . . . . . . . . . .           (688)              -
              Accounts payable . . . . . . . . . . . . . . . .          1,560           1,305
              Income taxes payable . . . . . . . . . . . . . .            460             360
              Accrued expenses . . . . . . . . . . . . . . . .            258           1,361
                                                                      -------         -------
                  Net cash provided by operating activities  .         11,959          14,064

   Cash flows from investing activities:
         Proceeds from sale of marketable securities . . . . .          9,035          10,497
         Purchases of marketable securities  . . . . . . . . .        (18,018)        (11,311)
         Purchases of property and equipment . . . . . . . . .         (2,834)         (2,463)
         Purchase of minority interest . . . . . . . . . . . .           (900)              -
         Acquisitions of businesses  . . . . . . . . . . . . .              -          (8,150)
         Increase in intangible assets . . . . . . . . . . . .           (274)           (412)
                                                                      -------         -------
                  Net cash used in investing activities  . . .        (12,991)        (11,839)

   Cash flows from financing activities:
         Repayment of long-term debt . . . . . . . . . . . . .         (3,040)         (5,360)
         Proceeds from long-term debt  . . . . . . . . . . . .            289           4,800
         Proceeds from issuance of common stock under
           stock option plan . . . . . . . . . . . . . . . . .            766              36
                                                                      -------         -------
                  Net cash used in investing activities  . . .         (1,985)           (524)

   Net increase (decrease) in cash and cash equivalents  . . .         (3,017)          1,701
   Cash and cash equivalents, beginning  . . . . . . . . . . .         13,491           8,511
                                                                      -------         -------
   Cash and cash equivalents, ending . . . . . . . . . . . . .        $10,474         $10,212
                                                                      =======         =======

   Supplemental disclosure of cash flow information:
        Interest paid  . . . . . . . . . . . . . . . . . . . .        $   148         $   208
                                                                      =======         =======
        Income taxes paid  . . . . . . . . . . . . . . . . . .        $ 7,422         $ 4,174
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

2.  CONSOLIDATED BALANCE SHEET DETAIL (IN THOUSANDS):

                                          September 30, 1995      December 31, 1994
                                          ------------------      -----------------
            Property and equipment:
               Land and improvements             $ 1,280                 $   931
               Building and improvements           6,898                   6,563
               Transportation equipment               95                     103
               Computer equipment                 11,261                   9,876
               Furniture and fixtures              3,028                   2,675
               Capitalized leases                    633                     344
                                                 -------                 -------
                                                  23,195                  20,492
            Less accumulated depreciation
               and amortization                   10,832                   9,386
                                                 -------                 -------
                                                 $12,363                 $11,106
                                                 =======                 =======


                                          September 30, 1995      December 31, 1994
                                          ------------------      -----------------
            Intangible assets:
               Goodwill                          $ 5,012                $  9,353
               Distribution networks              11,870                  11,952
               Noncompete agreements                 150                     125
               Acquisition costs                   1,317                   1,294
                                                 -------                 -------
                                                  18,349                  22,724
            Less accumulated amortization          3,839                   3,157
                                                 -------                 -------
                                                 $14,510                 $19,567
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

The impairment on the transfer of the net assets of ABC has been accounted for in accordance with the Securities and Exchange
Commission's Staff Accounting Bulletin Topics 5-E and 5-Z. Revenues of ABC were $2,929 from January 1, 1995 through the date of sale.


4.  STOCK SPLIT

On July 18, 1995, the Company's Board of Directors declared a three-for-two stock split of the Company's common shares, effected in the form of a stock dividend, which was paid on August 14, 1995 to shareholders of record as of the close of business on July 31, 1995. All presentations of shares outstanding and amounts per share have been restated to reflect the stock split.

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

RESULTS OF OPERATIONS

The following table sets out for the three and nine month periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales:

                                                       Three Months Ended  Nine Months Ended
                                                           September 30      September 30
                                                            1995  1994        1995  1994
                                                            ----  ----        ----  ----
                  Statement of Operations Data:

                  Net Sales                                  100%  100%        100%  100%

                  Costs and expenses:
                     Database and production costs            28    28          27    27
                     Selling, general and administrative      39    43          41    44
                     Impairment of net assets of
                       business transferred                    -     -           4     -

                     Depreciation and amortization             4     4           4     4
                                                             ---   ---         ---   ---
                  Operating income                            29    25          24    25

                  Other income (expense)                       1     1           1     1
                                                             ---   ---         ---   ---
                  Income before income taxes                  30    26          25    26

                  Income taxes                                11     9           9     9
                                                             ---   ---         ---   ---
                  Net Income                                  19%   17%         16%   17%
                                                             ===   ===         ===   ===


      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS, continued

Net Sales
---------

Net sales increased 10% to $21.5 million for the three months ended September 30, 1995 from $19.5 million in the third quarter of 1994. For the nine month period ended September 30, 1995, net sales were $66.3 million, a 19% increase from $55.8 million in the comparable period in 1994.

Revenues in the third quarter from the Company's existing products and services increased 20% (or $3.5 million) and 2% (or $400,000) was attributable to Zeller & Letica (Z&L) which was acquired August 17, 1994. Revenues for the nine month period ended September 30, 1995 from the Company's existing products and services represented 19% of the increase (or $9.6 million) and 6% (or $2.9 million) was attributable to Z&L and BMI Medical Information, Inc. (BMI) which was effective March 29, 1994.

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

Database and Production Costs
-----------------------------

Database and production costs for the third quarter of 1995 were $6.1 million, or 28% of net sales, compared to $5.4 million, or 28% of net sales, in the prior year quarter. For the nine months ended September 30, 1995, these costs were $18.1 million, or 27% of net sales, compared to $15.0 million, or 27% of net sales in the comparable prior year period.

The Company expects these costs, when expressed as a percentage of net sales, to approximate its current level for the remainder of the year.

Selling, General, and Administrative
------------------------------------

Selling, general and administrative expenses in the third quarter of 1995 were $8.4 million, or 39% of net sales, compared to $8.3 million, or 43% of net sales, in the prior year quarter. For the nine month period, these costs were $27.3 million, or 41% of net sales, compared to $24.5 million, or 44% in the comparable 1994 period. In 1994, the Company incurred costs to expand its markets, incurred marketing expenses related to new products, and continued development of the field sales force and introduced the credit predictability code on its products which resulted in these costs being higher as a percentage of net sales than the Company has historically incurred.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS, continued

Depreciation and Amortization
-----------------------------

Depreciation and amortization expense for the three months ended
September 30, 1995 decreased to $796,000 from $819,000 in the comparable 1994 period. These costs during the nine month period of 1995 were $2.4 million, equal to $2.4 million in the comparable 1994 period.

Operating Income
----------------

Operating income for the third quarter of 1995 was $6.2 million, or 29% of net sales, compared to $5.0 million, or 25% of net sales in the third quarter of 1994. For the nine month period of 1995, operating income increased to $15.9 million, or 24% of net sales, from $13.8 million, or 25% of net sales in 1994.

Other Income
------------

Net investment income for the 1995 third quarter was $334,000 compared to $222,000 in the same quarter of 1994. For the nine months ended September 30, 1995, net investment income was $739,000 compared to $638,000 in the prior year period. The increase in 1995 is attributable to the increase in cash and cash equivalents and marketable securities. The Company recognized net realized losses of $270,000 on the sale of marketable securities in the first nine months of 1995.

Provision for Income Taxes
--------------------------

A provision for income taxes has been recorded on the Company's 1995 earnings at a combined effective federal and state tax rate of 37%, compared to the 1994 combined effective rate of 35%.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1995, the Company's principal sources of liquidity included cash and cash equivalents of $10.5 million and short term investments of $24.1 million. Management repaid a $1.0 million real estate loan on July 28, 1995. The Company has a revolving line of credit totaling $5.0 million, which had no outstanding balance at September 30, 1995.

The Company anticipates spending up to $2.8 million annually in the next three years on additions to equipment, primarily data processing equipment, which is expected to be financed either through bank financing with terms generally from three to four years or cash provided by operating activities.

The Company believes that cash flows from operations, its cash and short term investments, and its borrowing facilities will be sufficient to fund its operations for at least the next twelve months. However, if the Company acquires additional companies or products, additional financing may be required.

                  AMERICAN BUSINESS INFORMATION, INC.




                               FORM 10-Q



                         FOR THE QUARTER ENDED

                           SEPTEMBER 30, 1995




                                PART II




                           OTHER INFORMATION

                  AMERICAN BUSINESS INFORMATION, INC.
                               FORM 10-Q
                         FOR THE QUARTER ENDED
                           SEPTEMBER 30, 1995

                                PART II



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (a)   Report on Form 8-K

                  None

                          S I G N A T U R E S
                          -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMERICAN BUSINESS INFORMATION, INC.
                                       -----------------------------------


Date: November 9, 1995                    /s/ Jon Wellman
      ----------------                    -----------------------
                                          Jon Wellman
                                          Chief Financial Officer

                           INDEX TO EXHIBITS

                                                            Sequential
Exhibit No.       Description                               Page No.
-----------       -----------                               ----------
     11           Statement regarding computation of
                  per share earnings