Form 10-Q/A
period 1996-03-31
AMERICAN BUSINESS INFORMATION INC /DE
filed 1997-03-28
CIK 879437

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A


  X     Quarterly Report pursuant to Section 13 or 15(d) of the Securities
------  Exchange Act of 1934

For the quarterly period ended March 31, 1996 or

        Transition report pursuant to Section 13 or 15(d) of the Securities ------ Exchange Act of 1934

For the transition period from             to
                                  --------    --------
Commission File Number    0-19598
                       -------------

                  AMERICAN BUSINESS INFORMATION, INC.
          --------------------------------------------------
          (exact name of registrant specified in its charter)

          Delaware                                   47-0751545
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

5711 South 86th Circle, Omaha, Nebraska                68127
------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code       (402) 593-4500
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

                 Yes       X         No
                      ----------        ----------

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




                           FINANCIAL INFORMATION AND

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

          AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
               as of March 31, 1996 and December 31, 1995
                  (In thousands, except share amounts)

                                          ASSETS
                                          ------                                   March 31, 1996        December 31, 1995
                                                                                   --------------        -----------------
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 8,974               $11,999
    Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,004                23,350
    Trade accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . .     20,051                19,215
    Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,001                 1,733
    Deferred marketing costs  . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,972                   996
                                                                                       -------               -------
        Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .     58,002                57,293

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,375                13,885
Net assets of business transferred under contractual arrangement  . . . . . . . . .      2,960                 2,972
Intangible assets, net of accumulated amortization  . . . . . . . . . . . . . . . .     14,960                14,642
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,999                 1,999
                                                                                       -------               -------
                                                                                       $93,296               $90,791
                                                                                       =======               =======
                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
    Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . .    $   463               $   969
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,124                 4,254
    Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,529                   143
    Accrued payroll expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,990                 2,205
    Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,466                 1,891
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,334                   123
                                                                                       -------               -------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .     10,906                 9,585

Long-term debt, net of current portion  . . . . . . . . . . . . . . . . . . . . . .        792                 1,070
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,471                 1,707

Shareholders' equity:
    Preferred stock, $.0025 par value.  Authorized 5,000,000 shares;
        none issued or outstanding  . . . . . . . . . . . . . . . . . . . . . . . .          -                     -
    Common stock, $.0025 par value.  Authorized 25,000,000 shares;
        issued and outstanding 20,791,735 shares at March  31, 1996
        and 20,776,860 at December 31, 1995 . . . . . . . . . . . . . . . . . . . .         51                    51
    Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,416                27,342
    Net unrealized holding gain (loss), net of tax  . . . . . . . . . . . . . . . .       (331)                 (246)
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     55,991                51,282
                                                                                       -------               -------
        Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .     80,127                78,429
                                                                                       -------               -------
                                                                                       $93,296               $90,791
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


                                                                                     Three Months Ended
                                                                                           March 31
                                                                                     -------------------
                                                                                      1996          1995
                                                                                      ----          ----
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $24,785       $22,357
Costs and expenses:
    Database and production costs . . . . . . . . . . . . . . . . . . . . . .         6,536         5,645
    Selling, general and administrative . . . . . . . . . . . . . . . . . . .        10,152         9,605
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .           902           832
                                                                                    -------       -------
                                                                                     17,590        16,082
                                                                                    -------       -------
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,195         6,275
Other income (expense):
    Investment income . . . . . . . . . . . . . . . . . . . . . . . . . . . .           410            31
    Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (11)          (56)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -          (162)
                                                                                    -------       -------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .         7,594         6,088
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,885)       (2,275)
                                                                                    -------       -------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 4,709       $ 3,813
                                                                                    =======       =======

Earnings per share:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  0.23       $  0.19
                                                                                    =======       =======

Weighted average shares outstanding . . . . . . . . . . . . . . . . . . . . .        20,783        20,685
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

                                                                                                      Three Months Ended
                                                                                                           March 31
                                                                                                -----------------------------
                                                                                                  1996                  1995
                                                                                                  ----                  ----
Cash flows from operating activities:
      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 4,709               $ 3,813
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .                 902                   832
            Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .                 975                   487
            Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  39                   287
      Changes in assets and liabilities:
           Trade accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .                (836)                 (731)
           Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,268)               (1,097)
           Deferred marketing costs . . . . . . . . . . . . . . . . . . . . . . . .                (976)                    -
           Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (130)                1,451
           Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . .               1,386                 1,588
           Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (763)                1,170
                                                                                                -------               -------
               Net cash provided by operating activities  . . . . . . . . . . . . .               4,038                 7,800

Cash flows from investing activities:
      Proceeds from sale of marketable securities . . . . . . . . . . . . . . . . .               1,483                 5,108
      Purchases of marketable securities  . . . . . . . . . . . . . . . . . . . . .              (2,337)               (9,490)
      Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . .              (1,972)               (1,175)
      Purchase of minority interest . . . . . . . . . . . . . . . . . . . . . . . .                   -                  (900)
      Capitalization of software development costs  . . . . . . . . . . . . . . . .                (620)                    -
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  88                  (149)
                                                                                                -------               -------

               Net cash used in investing activities  . . . . . . . . . . . . . . .              (3,358)               (6,606)

Cash flows from financing activities:
      Repayment of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .                (779)                 (210)
      Proceeds from long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .                   -                   289
      Repurchase and retirement of common stock . . . . . . . . . . . . . . . . . .              (5,589)                    -
      Proceeds from exercise of stock options . . . . . . . . . . . . . . . . . . .               2,663                    89
                                                                                                -------               -------

               Net cash provided by (used in) financing activities  . . . . . . . .              (3,705)                  168

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . .              (3,025)                1,362
Cash and cash equivalents, beginning  . . . . . . . . . . . . . . . . . . . . . . .              11,999                13,491
                                                                                                -------               -------
Cash and cash equivalents, ending . . . . . . . . . . . . . . . . . . . . . . . . .             $ 8,974               $14,853
                                                                                                =======               =======
Supplemental disclosure of cash flow information:
     Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $    11               $    24
                                                                                                =======               =======
     Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 1,236               $   200
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
                                                              =======                  =======

3.  NET ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL AGREEMENT

On February 28, 1995, the Company agreed to acquire the minority interest of American Business Communications, Inc. ("ABC") for $900,000. On June 1, 1995, the Company transferred substantially all of the assets and liabilities of its wholly-owned subsidiary ABC, to a wholly-owned subsidiary of Baker University. The Company received $3.0 million in the form of a 7.52% non-recourse promissory note, due in equal monthly installments through 2005.

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

RESULTS OF OPERATIONS

The following table sets out for the three month periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales:

                                                                   Three Months Ended
                                                                        March 31
                                                                     1996     1995
                                                                     ----     ----
                          Statement of Operations Data:

                          Net Sales                                  100%     100%

                          Costs and expenses:
                             Database and production costs            26       25
                             Selling, general and administrative      41       43
                             Depreciation and amortization             4        4
                                                                     ---      ---
                          Total costs and expenses                    71       72
                                                                     ---      ---
                          Operating income                            29       28
                                                                     ---      ---
                          Other income (expense)                       2        -
                                                                     ---      ---
                          Income before income taxes                  31       28
                          Income taxes                                12       11
                                                                     ---      ---
                          Net Income                                  19%      17%
                                                                     ===      ===

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS, continued


Net Sales
---------

Net sales increased 11% to $24.8 million in the first quarter of 1996 from $22.4 million in the same period of 1995. CD-ROM products posted the largest gain, increasing 119% to $4.4 million from $2.0 million in the prior year. The increase is a result of increased demand in consumer retail channels as well as additional titles released in the third quarter of 1995. Lead generation products increased 11% to $18.3 million from $16.5 million in the prior year. The increase is largely the result of increased marketing efforts which began late in 1995. Directory products posted a modest 7% decrease to $1.7 million from $1.9 million in the prior year. Voice and on-line service revenues accounted for $400 thousand of net sales in 1996 as compared to $300 thousand in 1995.

The Company's net sales on a quarterly basis can be affected by the timing and extent of the Company s own direct marketing activities and the release of new products. There have been no significant price increases for the majority of the Company's existing products and services during the period.

Database and Production Costs
-----------------------------

Database and production costs for the first quarter of 1996 were $6.5 million, or 26% of net sales, compared to $5.6 million, or 25% of net sales, in the prior year quarter. These amounts primarily represent the costs of compiling and telephone verifying information in the database, fulfilling customer orders, the direct costs associated with the production of CD-ROM titles, and royalty costs. The increase is primarily the result of increased sales of CD-ROM products which bear a slightly higher level of costs than the Company's traditional lead generation products as well as production and shipping of free trial products as part of the Company's increased marketing and promotional activities.

Selling, General, and Administrative
------------------------------------

Selling, general and administrative expenses in the first quarter of 1996 were $10.1 million, or 41% of net sales, compared to $9.6 million, or 43% of net sales, in the prior year quarter. The dollar increase is principally the result of higher levels of direct marketing activities, including catalog and promotional material mailings, as well as an overall increase in sales personnel.

Depreciation and Amortization
-----------------------------

Depreciation and amortization expense for the three months ended March 31, 1996 increased to $902,000 from $832,000 in the comparable 1995 period, primarily due to increased depreciation on property and equipment.

Operating Income
----------------

Operating income for the first quarter of 1996 increased to $7.2 million, or 29% of net sales, compared to $6.3 million, or 28% of net sales in the first quarter of 1995.

Other Income
------------

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


                                        AMERICAN BUSINESS INFORMATION, INC.
                                        -----------------------------------



Date:    5/14/96                        /s/ Jon H. Wellman
     -----------------                 -----------------------
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