Form 10-Q/A
period 1996-06-30
AMERICAN BUSINESS INFORMATION INC /DE
filed 1997-03-28
CIK 879437

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

                     Yes      X          No
                          -----------        -----------

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




                           FINANCIAL INFORMATION AND

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

          AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
               as of June 30, 1996 and December 31, 1995
                  (In thousands, except share amounts)

                                           ASSETS
                                           ------                                  June 30, 1996        December 31, 1995
                                                                                   -------------        -----------------
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .    $11,361               $11,999
    Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,433                23,350
    Trade accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . .     19,548                19,215
    Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,899                 1,733
    Deferred marketing costs  . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,301                   996
                                                                                       -------               -------
        Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .     60,542                57,293

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,773                13,885
Net assets of business transferred under contractual arrangement  . . . . . . . . .      2,874                 2,972
Intangible assets, net of accumulated amortization  . . . . . . . . . . . . . . . .     14,993                14,642
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,999                 1,999
                                                                                       -------               -------
                                                                                       $96,181               $90,791
                                                                                       =======               =======
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
    Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . .    $   469               $   969
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,342                 4,254
    Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        550                   143
    Accrued payroll expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,854                 2,205
    Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,411                 1,891
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        885                   123
                                                                                       -------               -------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .      8,511                 9,585

Long-term debt, net of current portion  . . . . . . . . . . . . . . . . . . . . . .        672                 1,070
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,483                 1,707

Stockholders' equity:
    Preferred stock, $.0025 par value.  Authorized 5,000,000 shares;
        none issued or outstanding  . . . . . . . . . . . . . . . . . . . . . . . .          -                     -
    Common stock, $.0025 par value.  Authorized 75,000,000 shares;
        issued and outstanding 20,810,935 shares at June 30, 1996
        and 20,776,860 at December 31, 1995 . . . . . . . . . . . . . . . . . . . .         52                    51
    Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,574                27,342
    Net unrealized holding loss, net of tax . . . . . . . . . . . . . . . . . . . .       (478)                 (246)
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     60,367                51,282
                                                                                       -------               -------
        Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .     84,515                78,429
                                                                                       -------               -------
                                                                                       $96,181               $90,791
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

                                                               Three Months Ended                 Six Months Ended
                                                                     June 30                           June 30
                                                              ---------------------             ---------------------
                                                              1996             1995             1996             1995
                                                              ----             ----             ----             ----
Net sales . . . . . . . . . . . . . . . . . . . . . .       $24,325          $22,479          $49,110          $44,836
Costs and expenses:
    Database and production costs . . . . . . . . . .         6,916            6,310           13,452           11,955
    Selling, general and administrative . . . . . . .        10,113            9,309           20,265           18,914
    Impairment of net assets of business transferred
       under contractual arrangement  . . . . . . . .             -            2,640                -            2,640
    Depreciation and amortization . . . . . . . . . .           903              807            1,805            1,639
                                                            -------          -------          -------          -------
                                                             17,932           19,066           35,522           35,148
                                                            -------          -------          -------          -------

Operating income  . . . . . . . . . . . . . . . . . .         6,393            3,413           13,588            9,688
Other income (expense):
    Investment income . . . . . . . . . . . . . . . .           635              462            1,045              493
    Interest expense  . . . . . . . . . . . . . . . .           (22)             (32)             (33)             (88)
    Other . . . . . . . . . . . . . . . . . . . . . .             -                -                -             (162)
                                                            -------          -------          -------          -------
Income before income taxes  . . . . . . . . . . . . .         7,006            3,843           14,600            9,931
Income taxes  . . . . . . . . . . . . . . . . . . . .         2,630            1,461            5,515            3,736
                                                            -------          -------          -------          -------
Net Income  . . . . . . . . . . . . . . . . . . . . .       $ 4,376          $ 2,382          $ 9,085          $ 6,195
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

                                                                                                 Six Months Ended
                                                                                                     June 30
                                                                                            --------------------------
                                                                                            1996                  1995
                                                                                            ----                  ----
Cash flows from operating activities:
      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 9,085               $ 6,195
      Adjustments to reconcile net income to cash flows from
        operating activities:
            Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .         1,805                 1,639
            Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .         1,538                (1,081)
            Impairment of other assets  . . . . . . . . . . . . . . . . . . . . . .             -                  (630)
            Impairment of net assets of business transferred under contractual
              arrangement . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -                 2,640
            Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (93)                  200
      Changes in assets and liabilities
           Trade accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .          (333)               (1,025)
           Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,166)                 (347)
           Deferred marketing costs . . . . . . . . . . . . . . . . . . . . . . . .        (1,305)                    -
           Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (912)                  806
           Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . .           407                  (668)
           Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (831)                  865
                                                                                          -------               -------
               Net cash provided by operating activities  . . . . . . . . . . . . .         8,195                 8,594

Cash flows from investing activities:
      Proceeds from sale of marketable securities . . . . . . . . . . . . . . . . .         3,230                 8,935
      Purchases of marketable securities  . . . . . . . . . . . . . . . . . . . . .        (4,755)              (16,275)
      Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . .        (2,787)               (1,526)
      Acquisition of businesses, including minority interest  . . . . . . . . . . .             -                (1,150)
      Capitalization of software development costs  . . . . . . . . . . . . . . . .          (980)                    -
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           124                     -
                                                                                          -------               -------
               Net cash used in investing activities  . . . . . . . . . . . . . . .        (5,168)              (10,016)

Cash flows from financing activities:
      Repayment of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .          (897)               (1,983)
      Proceeds from long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .             -                   289
      Repurchase and retirement of common stock . . . . . . . . . . . . . . . . . .        (5,589)                    -
      Proceeds from exercise of stock options . . . . . . . . . . . . . . . . . . .         2,821                   646
                                                                                          -------               -------
               Net cash used in investing activities  . . . . . . . . . . . . . . .        (3,665)               (1,048)

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . .          (638)               (2,470)
Cash and cash equivalents, beginning  . . . . . . . . . . . . . . . . . . . . . . .        11,999                13,491
                                                                                          -------               -------
Cash and cash equivalents, ending . . . . . . . . . . . . . . . . . . . . . . . . .       $11,361               $11,021
                                                                                          =======               =======

Supplemental disclosure of cash flow information:
     Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    33               $    89
                                                                                          =======               =======
     Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 2,894               $ 5,737
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



3.  NET ASSETS OF BUSINESS TRANSFORMED UNDER CONTRACTUAL ARRANGEMENT

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

RESULTS OF OPERATIONS

The following table sets out for the three and six month periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales:

                                                                  Three Months Ended        Six Months Ended
                                                                        June 30                  June 30
                                                                    1996     1995             1996    1995
                                                                    ----     ----             ----    ----
                          Statement of Operations Data:

                          Net Sales                                  100%     100%             100%    100%

                          Costs and expenses:
                             Database and production costs            28       28               27      26
                             Selling, general and administrative      42       42               41      42
                             Impairment of net assets of
                               business transferred                    -       12                -       6
                             Depreciation and amortization             4        4                4       4
                                                                     ---      ---              ---     ---
                          Operating income                            26       14               28      22

                          Investment income, net                       3        2                2       1
                                                                     ---      ---              ---     ---
                          Income before income taxes and
                            discontinued operation                    29       16               30      23

                          Income taxes                                11        5               11       9
                                                                     ---      ---              ---     ---
                          Income from continuing operations           18%      11%              19%     14%
                                                                     ===      ===              ===     ===

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS, continued


Net Sales
---------

Net sales increased 8% to $24.3 million for the three months ended June 30, 1996 from $22.5 million in the second quarter of 1995. For the six month period ended June 30, 1996, net sales were $49.1 million, a 10% increase from $44.8 million in the comparable period in 1995.

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

Database and Production Costs
-----------------------------

Database and production costs for the second quarter of 1996 were $6.9 million, or 28% of net sales, compared to $6.3 million, or 28% of net sales, in the prior year quarter. For the six months ended June 30, 1996, these costs were $13.4 million, or 27% of net sales, compared to $12.0 million, or 26% of net sales in the comparable prior year period. These amounts primarily represent the costs of compiling and telephone verifying information in the database, fulfilling customer orders, the direct costs associated with the production of CD-ROM titles, and royalty costs.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS, continued


Selling, General, and Administrative
------------------------------------

Selling, general and administrative expenses in the second quarter of 1996 were $10.1 million, or 42% of net sales, compared to $9.3 million, or 42% of net sales, in the prior year quarter. For the six month period, these costs were $20.3 million, or 41% of net sales, compared to $18.9 million, or 42% in the comparable 1995 period. The increase is primarily the result of higher levels of CD-ROM promotions and other direct marketing activities, including catalog and promotional material mailings, as well as an overall increase in sales personnel.

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

Operating Income
----------------

Operating income for the second quarter of 1996 was $6.4 million, or 26% of net sales, compared to $3.4 million, or 14% of net sales in the second quarter of 1995. For the six month period of 1996, operating income increased to $13.6 million, or 28% of net sales, from $9.7 million, or 22% of net sales in 1995. The increase in percentage of net sales is primarily the result of the 1995 impairment on the net assets transferred under contractual arrangement offset by the above explained increases in costs.

Other Income
------------

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


                                        AMERICAN BUSINESS INFORMATION, INC.
                                        -----------------------------------


Date:    August 13, 1996                /s/ Jon H. Wellman
      ----------------------            ----------------------------
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