Form 10-Q/A
period 1996-09-30
AMERICAN BUSINESS INFORMATION INC /DE
filed 1997-03-28
CIK 879437

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-Q/A


  X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

For the quarterly period ended September 30, 1996 or

       Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

For the transition period from             to
                                  --------    --------

Commission File Number    0-19598
                       -------------

                  AMERICAN BUSINESS INFORMATION, INC.
          ---------------------------------------------------
          (exact name of registrant specified in its charter)

         Delaware                                  47-0751545
-------------------------------       ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)

5711 South 86th Circle, Omaha, Nebraska                68127
-----------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code        (402) 593-4500
                                                    -------------------------

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

               Yes         X              No
                        -------                ----------

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




                       FINANCIAL INFORMATION AND

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                       AND RESULTS OF OPERATIONS

          AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
             as of September 30, 1996 and December 31, 1995
                  (In thousands, except share amounts)


                                              ASSETS                                   Sept. 30, 1996       Dec. 31, 1995
                                              ------                                   --------------       -------------
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 9,676              $11,999
    Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,538               23,350
    Trade accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . .         25,554               19,215
    Income taxes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .             64                    -
    Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,079                1,733
    Deferred marketing costs  . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,600                  996
                                                                                           -------              -------
        Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .         62,511               57,293
                                                                                           -------              -------

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,962               13,885
Net assets of business transferred under contractual arrangement  . . . . . . . . .              -                2,972
Intangible assets, net of accumulated amortization  . . . . . . . . . . . . . . . .         11,588               14,642
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,587                    -
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,259                1,999
                                                                                           -------              -------
                                                                                           $97,907              $90,791
                                                                                           =======              =======
                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------

Current liabilities:
    Notes payable and current portion of long-term debt . . . . . . . . . . . . . .        $ 8,402              $   969
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,309                4,254
    Accrued payroll expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,923                2,205
    Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,444                1,891
    Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                  143
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            568                  123
                                                                                           -------              -------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         20,646                9,585
Long-term debt, net of current portion  . . . . . . . . . . . . . . . . . . . . . .            549                1,070
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                1,707

Shareholders' equity:
    Preferred stock, $.0025 par value.  Authorized 5,000,000 shares;
        none issued or outstanding  . . . . . . . . . . . . . . . . . . . . . . . .              -                    -
    Common stock, $.0025 par value.  Authorized 75,000,000 shares;
        issued and outstanding 21,255,160 shares at September 30, 1996
        and 20,776,860 at December 31, 1995 . . . . . . . . . . . . . . . . . . . .             51                   51
    Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,281)                   -
    Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29,881               27,342
    Net unrealized holding loss, net of tax . . . . . . . . . . . . . . . . . . . .           (698)                (246)
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         49,759               51,282
                                                                                           -------              -------
        Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .         76,712               78,429
                                                                                           -------              -------
                                                                                           $97,907              $90,791
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

                                                                Three Months Ended                Nine Months Ended
                                                                   September 30                      September 30
                                                            ------------------------          ------------------------
                                                              1996             1995             1996             1995
                                                              ----             ----             ----             ----
Net sales . . . . . . . . . . . . . . . . . . . . . .       $27,585          $21,501          $76,695          $63,405
Costs and expenses:
    Database and production costs . . . . . . . . . .         8,007            6,149           21,459           17,276
    Selling, general and administrative . . . . . . .        11,409            8,366           31,674           24,856
    One-time non-cash items . . . . . . . . . . . . .        22,240                -           22,240                -
    Depreciation and amortization . . . . . . . . . .           700              796            2,505            2,343
                                                            -------          -------          -------          -------
                                                             42,356           15,311           77,878           44,525
                                                            -------          -------          -------          -------

Operating income  . . . . . . . . . . . . . . . . . .       (14,771)           6,190           (1,183)          18,880
Other income (expense):
    Investment income . . . . . . . . . . . . . . . .           522              394            1,567              887
    Interest expense  . . . . . . . . . . . . . . . .           (20)             (60)             (53)            (148)
    Other . . . . . . . . . . . . . . . . . . . . . .             -                -                -             (162)
                                                            -------          -------          -------          -------
Income before income taxes and discontinued operation       (14,269)           6,524              331           19,784
Income taxes  . . . . . . . . . . . . . . . . . . . .        (5,389)           2,420              126            7,336
                                                            -------          -------          -------          -------
Income from continuing operations . . . . . . . . . .        (8,880)           4,104              205           12,448
Loss on discontinued operation  . . . . . . . . . . .          (355)               -             (355)          (2,147)
Loss from abandonment of subsidiary . . . . . . . . .        (1,373)               -           (1,373)               -
                                                            -------          -------          -------          -------
Net income  . . . . . . . . . . . . . . . . . . . . .      $(10,608)         $ 4,104          $(1,523)         $10,301
                                                            =======          =======          =======          =======

Earnings per share:
   Income from continuing operations. . . . . . . . .      $  (0.43)         $  0.20          $  0.01          $  0.60
                                                            =======          =======          =======          =======
   Loss on discontinued operations and abandonment
     of subsidiary. . . . . . . . . . . . . . . . . .      $  (0.08)         $  0.00          $ (0.08)         $ (0.10)
                                                            =======          =======          =======          =======
   Net income . . . . . . . . . . . . . . . . . . . .      $  (0.51)         $  0.20          $ (0.07)         $  0.50
                                                            =======          =======          =======          =======
Weighted average shares outstanding . . . . . . . . .        20,840           20,768           20,808           20,725
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

                                                                                              Nine Months Ended
                                                                                                 September 30
                                                                                        ------------------------------
                                                                                          1996                   1995
                                                                                          ----                   ----
Cash flows from operating activities:
      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(1,523)               $10,301
      Adjustments to reconcile net income to cash flows from
        operating activities:
            Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .       2,505                  2,446
            Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .      (5,790)                     -
            One-time non-cash items . . . . . . . . . . . . . . . . . . . . . . . .      22,240                      -
            Impairment of other assets  . . . . . . . . . . . . . . . . . . . . . .           -                   (630)
            Impairment of net assets of business transferred  . . . . . . . . . . .           -                  1,663
            Loss on discontinued operation and abandonment of subsidiary  . . . . .       1,728                      -
            Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (83)                   212
      Changes in assets and liabilities, net of effect of acquisitions:
           Trade accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .      (3,813)                (2,882)
           Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (987)                (1,429)
           Deferred marketing costs . . . . . . . . . . . . . . . . . . . . . . . .        (604)                     -
           Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .         987                  1,560
           Income taxes receivable  . . . . . . . . . . . . . . . . . . . . . . . .         (64)                     -
           Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . .        (143)                   460
           Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (715)                   258
                                                                                        -------                -------
               Net cash provided by operating activities  . . . . . . . . . . . . .      13,738                 11,959

Cash flows from investing activities:
      Proceeds from sale of marketable securities  . . . . . . . . . . . . . . . . .      8,274                  9,035
      Purchases of marketable securities . . . . . . . . . . . . . . . . . . . . . .     (8,634)               (18,018)
      Purchases of property and equipment  . . . . . . . . . . . . . . . . . . . . .     (4,639)                (2,834)
      Acquisition of businesses, including minority interest   . . . . . . . . . . .     (4,000)                  (900)
      Capitalization of software development costs   . . . . . . . . . . . . . . . .     (1,345)                     -
      Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        258                   (274)
                                                                                        -------                -------
               Net cash used in investing activities   . . . . . . . . . . . . . . .    (10,086)               (12,991)

Cash flows from financing activities:
      Repayment of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .     (1,013)                (3,040)
      Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .          -                    289
      Purchase and retirement of common stock  . . . . . . . . . . . . . . . . . . .     (5,589)                     -
      Proceeds from exercise of stock options  . . . . . . . . . . . . . . . . . . .      2,908                    766
      Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,281)                     -
                                                                                        -------                -------
               Net cash used in investing activities   . . . . . . . . . . . . . . .     (5,975)                (1,985)

Net increase (decrease) in cash and cash equivalents   . . . . . . . . . . . . . . .     (2,323)                (3,017)
Cash and cash equivalents, beginning . . . . . . . . . . . . . . . . . . . . . . . .     11,999                 13,491
                                                                                        -------                -------
Cash and cash equivalents, ending  . . . . . . . . . . . . . . . . . . . . . . . . .    $ 9,676                $10,474
                                                                                        =======                =======

Supplemental disclosure of cash flow information:
     Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    53                $   148
                                                                                        =======                =======
     Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 5,418                $ 7,422
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
                                                             =======                  =======

          AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3. DISCONTINUED OPERATIONS AND NET ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL ARRANGEMENT

On June 1, 1995, the Company transferred substantially all of the assets and liabilities of its wholly-owned subsidiary, American Business Communications, Inc. (ABC), to a wholly-owned subsidiary of Baker University. ABC provided continuing education programs and products to small and medium-sized businesses. The Company received $3.0 million in the form of a 7.52% non-recourse promissory note due in equal monthly installments through 2005.

The impairment on the transfer of the net assets of ABC has been accounted for in accordance with the Securities and Exchange
Commission's Staff Accounting Bulletin Topics 5-E and 5-Z. Revenues of ABC were $2.9 million from January 1, 1995 through the date of sale.

During the third quarter of 1996, Baker University defaulted on the note and the Company abandoned any remaining net assets of the business. As a result, the Company incurred a charge of $1.4 million, net of tax, to write-off the remaining balance of the promissory note. All 1995 amounts related to ABC have therefore been reclassified as discontinued operations.

4.  ACQUISITION

On September 10, 1996, the Company acquired certain assets and assumed certain liabilities of Digital Directory Assistance, Inc. (DDA), a publisher of Phone Disc CD-ROM products. The total purchase price was approximately $17 million of which $4.0 million was paid on September 10, 1996 from the Company's corporate funds, $7.9 million in the form of a promissory note issued to Seller due January 1997, and the remaining amount through the issuance of 600,000 shares of the Company's common stock in September 1996. The acquisition was accounted for under the purchase method of accounting. Substantially all of the purchase price consisted of intangibles and resulted in a one time charge of approximately $10 million ($6.3 million after tax) representing purchased research and development.

5.  ONE-TIME NON-CASH ITEMS

One-time non-cash items represent charges for the purchased in-process research and development of approximately $10 million relating to the acquisition of DDA, the change in estimated useful lives of approximately $11.5 million due to management's evaluation of the remaining lives of certain intangibles related to acquisitions prior to 1995, and the writedown of $740,000 of an equity investment made prior to 1992.

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

RESULTS OF OPERATIONS

The following table sets out for the three and nine month periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales:

                                                                   Three Months Ended       Nine Months Ended
                                                                      September 30             September 30
                                                                     1996     1995             1996    1995
                                                                     ----     ----             ----    ----
                          Statement of Operations Data:

                          Net Sales                                  100%     100%             100%    100%

                          Costs and expenses:
                             Database and production costs            29       28               28      27
                             Selling, general and administrative      41       39               41      39
                             One-time, non-cash items                 81        -               30       -
                             Depreciation and amortization             3        4                3       4
                                                                     ---      ---              ---     ---
                          Operating income                           (54)      29               (2)     30

                          Other income (expense)                       2        1                2       1
                                                                     ---      ---              ---     ---
                          Income before income taxes and
                            discontinued operation                   (52)      30                -      31

                          Income taxes                               (20)      11                -      12
                                                                     ---      ---              ---     ---
                          Income from continuing operations          (32)      19                -      19

                          Loss on discontinued operation and
                             abandonment of subsidiary                (6)       -               (2)     (3)
                                                                     ---      ---              ---     ---
                          Net income                                 (38)%     19%              (2)%    16%
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

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS, continued


Selling, General, and Administrative
------------------------------------

Selling, general and administrative expenses in the third quarter of 1996 were $11.4 million, or 41% of net sales, compared to $8.4 million, or 39% of net sales, in the prior year quarter. For the nine month period, these costs were $31.7 million, or 41% of net sales, compared to $27.3 million, or 41% in the comparable 1995 period.

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

Other Income
------------

Net investment income for the 1996 third quarter was $502,000 compared to $334,000 in the same quarter of 1995. For the nine months ended September 30, 1996, net investment income was $1.5 million compared to $739,000 in the prior year period. The Company recognized net realized losses of $270,000 on the sale of marketable securities in the first nine months of 1995. Additionally, the Company recognized net realized gains of $83,000 on the sale of marketable securities in the first nine months of 1996.

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

The Company paid $4.0 million on September 10, 1996 as part of the estimated purchase price of $17.1 million for DDA. A promissory note of $7.9 million is due the Seller in January 1997, for which management anticipates using its cash equivalents. The remaining amount due the Seller of approximately $5.2 million was paid through the issuance of the Company's common stock.

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


                                        AMERICAN BUSINESS INFORMATION, INC.
                                        -----------------------------------


Date:    11/14/96                       /s/ Jon H. Wellman
      --------------                    ----------------------------
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