Form 10-K
period 1996-12-31
AMERICAN BUSINESS INFORMATION INC /DE
filed 1997-03-31
CIK 879437

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Act of 1934 [Fee Required]
     For the fiscal year ended December 31, 1995 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     [No Fee Required] For the transition period from _______________ to
     _______________

Commission file number: 0-19598

                      AMERICAN BUSINESS INFORMATION, INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                              47-0751545
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)

                 5711 South 86th Circle, Omaha, Nebraska 68127
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (402) 593-4500
              __________________________________________________

      Securities registered pursuant to Section 12(b) of the Act:
                                  None

      Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.0025 par value
               __________________________________________________


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X     NO _____
    -----

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 15, 1996 as reported on the NASDAQ National Market System, was approximately $138,090,425. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

               As of March 15, 1996 registrant had outstanding
                      20,791,735 shares of Common Stock.

                                    PART I

ITEM 1.   BUSINESS.
          --------

    The Company is a leading provider of business-to-business marketing information which it supplies from its proprietary database containing information on approximately 10 million businesses in the United States and 1 million businesses in Canada. The increased cost of marketing efforts has caused many businesses to seek more efficient methods to identify and target potential customers. These efforts have been hindered by the lack of comprehensive, accurate and affordable information on such prospects from a single source. To address this business opportunity, the Company has made substantial investments to create, maintain and enhance its database. In 1995, over 100,000 customers purchased the Company's products and services for market analysis, customer profile analysis, sales lead generation, direct mail and telemarketing campaigns, competitive analysis, sales territory assignment, business reference and other purposes.

    The Company believes its business information database is one of the most comprehensive and accurate in the United States. The Company's database is compiled and updated annually from approximately 5,000 yellow page telephone directories as well as other publicly available sources including business white pages directories, annual reports and other SEC information, press releases, business magazines, newsletters and top newspapers. The Company then places telephone calls to each business to verify the information and capture or verify additional information such as: name of owner or manager, number of employees, and primary line of business. The Company makes approximately 15 million of these calls per year. From this database, the Company extracts, manipulates and sorts information to create multiple products and services, such as prospect lists, mailing labels, 3x5 sales lead cards, diskettes, magnetic tapes, CD-ROMs, business directories, market research services, on-line information services and 800-number telephone and fax information services. Information from the database can be readily customized to meet the user's specific marketing needs.

BACKGROUND

    The use of direct marketing by businesses to target and communicate with the customers most likely to buy their products has increased rapidly in the last decade. In the years prior to and during the 1970's, the costs associated with selling products and services on a mass market basis were relatively low, while the costs of computer processing and data management were prohibitive for all but the largest businesses. In the 1980's, the cost of computer technology declined while marketing and selling costs increased dramatically. Businesses have responded to these trends by increasing the use of computer technology to collect information about prospective customers thereby allowing them to use direct marketing techniques to target potential customers more precisely and efficiently. In addition, the declining cost of computer resources has afforded businesses, particularly smaller businesses, the opportunity to develop and implement more sophisticated marketing programs in-house.

    Business-to-business marketing has created a substantial need for accurate and timely information to identify potential purchasers from the millions of businesses in the United States and Canada. Such information may be used in all aspects of business marketing: market sizing, distribution channel selection and balancing, sales lead generation, territorial resource allocation, and customer prioritization and qualification. In the absence of this information, the selling process often results in prohibitively high expense per sales contact or lost revenues from unidentified prospects. These factors have created increasing demand for lower cost information regarding the identity, location, and status of small businesses. For many small businesses with limited resources, the purchase of business information can be one of their most fundamental marketing tools.

    Despite this need, comprehensive information from any single source was not readily available. Moreover, the available information was often inaccurate due to significant and frequent changes in the ownership, size, address, phone number, or operating status of businesses. Publicly available sources including the yellow pages, white pages, association membership lists and other available resources are often fragmented by design and are therefore not comprehensive.

    The Company was formed in 1972 in response to this market opportunity and has made substantial investments to create and maintain its database. Since its founding, the Company has continuously expanded the breadth and depth of its database and developed new products and services. The Company has also expanded its channels of distribution to include direct mail, telemarketing, direct sales, licensees, and sales through third party resellers such as advertising agencies and list brokers. The Company believes the comprehensiveness and accuracy of its database combined with the breadth of its product offerings present significant barriers to entry to potential competitors.

STRATEGY

    The Company's strategy is to focus on developing and marketing business information products and services utilizing its copyrighted database. The Company's strategy comprises the following elements:

    Comprehensive, accurate database.  The Company has invested significant
    --------------------------------
resources to develop what the Company believes is one of the most comprehensive and accurate business information data bases available in the United States. The Company continues to devote significant resources to increase the accuracy of its database and to enhance its content.

    Product delivery.  Based on the customer requirements for timeliness, cost
    ----------------
and convenience, the Company extracts, manipulates and sorts information from its database to create products and services which are available in various formats. New product offerings are designed to leverage the Company's database, to focus on increasing the efficiency and effectiveness of a customer's marketing program and to ease access to the information.

    Affordability.  The Company has emphasized pricing and packaging options
    -------------
that are generally affordable to even the smallest businesses. The Company is able to achieve attractive margins at low price points based on the low variable costs associated with incremental sales of its information and the overall efficiency of its operations.

    Focus on small business customers.  The Company believes its combination of
    ---------------------------------
reliable information, broad product offerings, affordable pricing and a high level of service are particularly attractive to small businesses. The Company believes these factors have enabled it to maintain a leadership position within the small business segment of the business information market and to achieve high levels of repeat orders.

    Multiple distribution channels.  The Company employs a multi-channel
    ------------------------------
distribution strategy. Historically, the Company has relied primarily on direct mail to develop its customer base. In recent years, the Company has made important acquisitions to expand its distribution capabilities with national accounts, sales through third party resellers and direct sales. The Company intends to continue to expand its marketing efforts in each of these channels. In 1995, the Company began to re-evaluate its field sales office activities, and expects direct selling activities to become a more important component of its overall distribution strategy over time. In addition, the Company seeks to establish strategic alliances, and may seek to make acquisitions, to expand its distribution channels and customer base to further leverage the Company's investment in its database.

    Strategic Alliances.  The Company believes that a significant opportunity
    -------------------
exists to market additional business information that is not available from the Company's database. An example of this relationship is the Company's agreement with TRW Business Credit Services ("TRW"), whereby the Company offers business credit profiles to its customers to assist them in their credit management decisions. Other possibilities include national information services and additional databases.

THE COMPANY'S DATABASE

    The Company's products and services are created from the information contained in its database. Due to the formation of new businesses, entities going out of business and changes among existing businesses, the database must be continually maintained to keep the information up-to-date and accurate. The Company believes it has developed one of the most comprehensive and accurate databases of business information in the United States. This proprietary, copyrighted database contains information on approximately 10 million U.S. businesses and 1 million Canadian businesses. Information in the database is compiled in two phases.

    First, the Company inputs from over 5,000 yellow page telephone directories as well as other publicly available sources the following information, where available, for each business entry: name of business; contact person; street address, city, state; phone number, fax number; yellow page classification, SIC code; product brands sold by businesses; franchises; professional specialties and size of yellow page advertisement; year of first appearance in the yellow pages; zip code, zip+4, carrier route; county code, population code, metropolitan statistical area and area code.

    Second, the Company makes telephone calls to the businesses in the database to verify the information and to obtain or confirm additional information for inclusion in the database. This information includes: name of the owner or manager; number of employees; primary business activity; and address verification (including suite numbers).

    The Company has devoted significant time and resources to the creation, maintenance and enhancement of its proprietary database and related applications software. The database requires sophisticated computer hardware and software to handle rapid compilation, order processing, accounting, storage and sorting, and quality control. The computer system must allow a sizable work force to compile, program and process data simultaneously. More than 1,500 proprietary software programs operate the data compilation, demographic enhancement and order fulfillment process.

    On-line proprietary data compilation software allows the Company's data entry clerks to access the database, update, change or verify each record at a rate of approximately 1.5 million records per month. A separate quality control group checks input quality to ensure that the information that reaches the Company's database is approximately 99% accurate from the original source. The Company has implemented a proprietary automated dialing system and a predictive dialing system which greatly improve the overall efficiency of the telephone verification process. The Company has also developed proprietary software to check the database for spelling, abbreviations and phone prefixes, and to verify that no inappropriate language appears in the database.

PRODUCTS AND SERVICES

    The Company offers an extensive suite of business information products designed to assist business-to-business marketers with a variety of marketing activities, such as identifying and qualifying prospective business customers, initiating direct mail programs, telemarketing, estimating market potential, monitoring the effectiveness of marketing efforts, and surveying competitive markets. The Company offers its products in multiple formats at the cutting edge of information delivery: customers can obtain information on CD-ROM or online as well as on hard copy, on diskettes, and by telephone or fax. Due to the continuous change in business information, the Company's customers often need to obtain new information-based products and services annually. For each of the last three years, approximately two-thirds of the Company's revenues were from existing customers.

 Sales Lead Generation Products

    The Company's principal products are its sales lead generation products which are used by its customers primarily for new customer acquisitions. Lead generation products are compiled from the Company's database using any combination of sorting criteria to meet the specific marketing objectives of the customer. Typically, a business wants to learn basic information about its prospective customers to market efficiently to that targeted group. The customer may wish to sort the information according to type of business, geographic area, size of business or credit rating code. For example, a customer may want a list of manufacturers and service companies with over 20 employees in the Phoenix area in order to market its fax machines to such businesses.

    Lead generation products can be delivered in the following formats: prospect lists, mailing labels, 3x5 sales lead cards, computer diskettes and magnetic tapes. In addition, the Company offers a mailing list software package for IBM-compatible personal computers that facilitates the sorting of information and the generation of mailing labels, lists, cards and reports.

    Because a substantial amount of the Company's revenue is derived from small businesses that are not large enough to employ sophisticated marketing techniques, the Company believes that customer service is an important part of its custom business information products. Larger, more sophisticated businesses generally can specify their orders with a higher degree of precision. Small businesses, however, are often unsure of the type of information they want or how to use it. The Company's telemarketing sales representatives work with prospective customers to help them understand how the database can be sorted and how the information can be used. The Company believes that this emphasis on service leads to greater usage of the Company's products by both its prospective and existing customers.

    Generally, business information products are priced on a per name basis. Pricing varies according to the number of names supplied, the type of information delivered (standard database information or enhanced database information) and the medium on which the information is delivered.

 Business Directories

    The Company offers a variety of printed business directories derived from its database including State Business Directories, SIC Business Directories, an American Manufacturers Directory, a Big Business Directory and a Credit Reference Directory, which are updated and printed annually. The business directories were developed to serve the special needs of both small and large business-to-business marketers. The Company found many companies were not initially interested in lists, but were receptive to the use of directories for lead generation, telemarketing and reference. Customers are attracted to business directories due to their affordability, convenience and reference value. In addition, to provide a full range of services to its customers, the Company also resells government directories that provide listings of federal, state, county and municipal agencies and officials.

 Information Brokerage Services

    As a result of its marketing efforts to prospective customers, the Company receives numerous customer requests for other information. In response to these customer needs, the Company leases information from other compilers and owners for resale to its customers. This service allows the Company to be a single source for virtually all information requested by a customer and also generates additional sales of the Company's other products. Examples of brokered information include consumers identified by age or income, millionaires, car and boat owners, high school and college students, international businesses, and real estate and insurance agents. Business-to-consumer marketers can select a consumer list by age group, income ranges, homeowners, hobbies or interests, or geographical area and order from the Company a range of lead generation products. Brokered information is priced on a per name basis.

 Market Research Services

    The Company uses its database to offer a variety of market research services to its customers. These services include customer and market profile analyses, market segmentation reports, statistical marketing reports, list enhancements to update a customers in-house database, a computerized name search service, and other analytical tools and reports. The information provided by these services allows customers to make more informed business decisions, whether for identifying the highest potential prospect group, determining the size of a market, budgeting, lead generation, competitive analysis or determining sales goals, marketing plans, site locations, or territory assignments.

    The Company's market research services provide an effective way to cross-sell the Company's other products and services. For example, when the Company's statistical reports or market profiles suggest industries or geographic areas of opportunity, a customer may subsequently order a business information product to identify and target specific prospects in those industries or geographic areas.

 On-Line Information Services

    American Business Lists-Online provides a customer with immediate access to the Company's database 24-hours a day, seven days a week. Using a personal computer with a modem, a customer can define a target, retrieve a count of the number of businesses in a particular market or obtain a profile on a particular company, and then download the information directly into a personal computer. Through a licensing arrangement with TRW, American Business Lists-Online customers download full TRW credit reports on current or potential customers or suppliers. Customers may either pay for individual sessions using a major credit card or may pay an annual subscription fee and be billed according to their usage. Billing is based on connect time and the number of names retrieved. Additionally, American Business Lists-Online is available to Dialog, Compuserve and America Online; national on-line information services that license the Company's service and offer it to their customers as part of an integrated information package.

 CD-ROM Products

    The Company has developed a variety of CD-ROM products, which allow customers to access and manipulate the Company's database on a personal computer. These products include Business America on CD-ROM, which contains the Company's complete database of U.S. businesses, and business and household directories such as 16 Million Businesses and 88 Million Households on CD-ROM for consumers. The customer can view and select information for printing lists, labels or cards or download information to a disk drive. An annual license fee enables a customer to access and use a specified number of names. Proprietary metering and clock technologies monitor the number of names printed or downloaded, and the length of time since the product was installed. When the specified number of names is reached, the customer must contact the Company to purchase additional names. An internal clock prohibits use of the product after one year from the installation date. Customers that renew the annual license receive an updated version of the product immediately.

 Telephone Business Information Services

    The Company's InfoAccess service provides business directory assistance for business and consumer callers, company profiles and business credit profiles for use in making credit management decisions. This service enables callers dialing 1-800-808-INFO to obtain business information quickly from live operators, which often cannot be obtained using telephone company directory assistance. For example, through InfoAccess, a caller can learn, within seconds, the name of all the Mazda dealers in the Chicago area or detailed information on a company known as "ACME Manufacturing" which the caller believes is located somewhere in the Midwest.

    Business Credit Profiles allows callers to obtain TRW credit reports over the phone or fax machine to determine whether a prospective customer is likely to pay bills on time, or to check credit histories on suppliers or competitors.

 Products for Niche Markets

    As existing customers seek greater amounts of information on narrower ranges of potential customers, the Company expects products directed at niche markets to play an increasingly important part in its business in the future. The Company currently offers products specific to the healthcare and medical industry, small business owners and female executives and will continue to specialize information as market opportunities are identified.

SALES AND MARKETING

    The Company markets its products and services through direct marketing, sales through third party resellers, licensees, and direct sales. The Company maintains separate marketing staffs for each product category described above which enables the marketing personnel to keep abreast of customer demands and market developments. The Company advertises its products and services through direct mail, space advertising and trade shows. The Company is currently expanding its marketing efforts through third party resellers, direct sales to national accounts and local sales offices.

COMPUTER AND TELECOMMUNICATIONS OPERATIONS

    The Company's computer system consists of redundant systems located at its Omaha, Nebraska and Carter Lake, Iowa facilities. The computers in Omaha are used primarily for compiling and enhancing the database. By maintaining its data entry operations in one location, the Company believes it enhances its ability to control the accuracy and costs of the compilation process. The computers in the Carter Lake facility are used to fulfill orders, produce directories and develop new software applications.

    The Company's decision to maintain redundant computer equipment at each of its two data centers provides the Company with backup in the event of a disaster. Each of the data centers is protected by a Halon fire suppression system which is designed to extinguish a fire without damaging the computer equipment. The centers are further protected by uninterrupted power supply battery backup systems. The data is backed up nightly and stored off-site weekly. The Company believes its computer systems are adequate for its present requirements although configured to permit expansion.

    The Company's telecommunication equipment is also redundant. In the event of a disaster at either location, calls could be redirected to the other location within 12 hours, thereby minimizing the effect of the disaster.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    The Company regards its database and software as proprietary. The Company's database is copyrighted, and the Company depends on trade secret and non-disclosure safeguards for protection of its software. The Company distributes its products under agreements that grant customers a license to use the Company's products in the ordinary course of their businesses and contain terms and conditions prohibiting the unauthorized reproduction of the Company's products. In addition, the Company generally enters into confidentiality agreements with its management and programming staff and limits access to and distribution of its proprietary information. While there can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its proprietary rights or independent third party development of substantially similar products and technology, the Company believes that legal protection of its database and software is less significant than the knowledge and experience of the Company's management and personnel, and their ability to develop, enhance and market existing and new products and services.

COMPETITION

    The business environment in which the Company competes is highly competitive and fragmented. A number of small and large competitors are active in specific aspects of the Company's business. The Company faces competition from different types of companies including data vendors, directory publishers, list brokers, marketing consultants, advertising agencies, and the Regional Bell Operating Companies ("RBOCs"). Many such competitors have substantially greater financial, technical and marketing resources than the Company.

    Data vendors, such as Dun's Marketing Services ("DMS"), a division of Dun & Bradstreet, Inc., Equifax Inc. ("Equifax") and TRW compete with the Company with respect to customized business information products. DMS, which relies upon information compiled from Dun & Bradstreet's credit database, tends to focus on large companies. Equifax and TRW primarily provide information on consumers rather than businesses. The Company believes that its focus on small businesses enables it to compete effectively against these companies.

    In business directory publishing, the Company competes primarily with RBOCs, Donnelley Marketing, Inc., and many smaller, regional directory publishers. In contrast to the broad directory offerings of the Company, competing directory publishers tend to serve narrow markets, either focusing on a single industry or on a limited region. In market research services the Company competes with many computer services bureaus.

    In information brokerage services, the Company both competes with and sells to a variety of list brokers, marketing consultants and advertising agencies, and competes with DMS, Acxiom Corporation and many regional computer service bureaus. Competition in this area is significantly dependent upon the level of service provided, particularly for smaller business which rely upon the vendor to provide a variety of consulting and creative marketing services.

    In the Company's markets, the primary competitive factors include the quality, accuracy and completeness of the database, the quality and timeliness of service provided and pricing. The Company believes that its business information database is one of the most comprehensive and accurate in the United States and Canada and enables the Company to compete favorably on the basis of these factors.

EMPLOYEES

    As of December 31, 1995, the Company employed a total of 870 persons on a full-time basis. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2.   PROPERTIES.
          ----------

    The Company's headquarters are located in a 108,000 square foot facility in Omaha, Nebraska, where the Company performs data compilation, telephone verification, data development services, and sales and administrative activities. Order fulfillment and shipping are conducted at the Company's 30,000 square foot Carter Lake, Iowa facility, which is located 15 miles from its headquarters. The Company owns both of these facilities, as well as adjacent land for possible future expansion. The Company also leases sales office space at various locations, the aggregate rental obligations of which are not significant.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

    Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
          --------------------------------------------------

    Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT


    Name                          Positions Held                                    Age
    ----                          --------------                                    ---
Vinod Gupta              Chairman of the Board and Chief Executive                  49
                         Officer since its incorporation in 1972, President
                         since its inception in 1972 through September
                         1991 and since December 1995.

Jon H. Wellman           Chief Financial Officer since joining the Company          44
                         in August 1995.  Vice President and Chief Financial
                         Officer at Signal Technology Corporation from
                         1994 to 1995; Partner with Coopers & Lybrand
                         from 1989 to 1994.

Edward C. Mallin         Senior Vice President since August 1994; Vice              46
                         President from 1990-1994.

Fred Vakili              Senior Vice President since January 1994; Vice             42
                         President from 1992-1994; various other marketing
                         and sales management positions; joined the Company
                         in 1985.

Monica Messer            Senior Vice President since January 1996; Vice             33
                         President from 1988-1996; Vice President of Data
                         Processing from 1985-1988; Research and Development
                         Manager from 1984-1985.

Jack Betts               Senior Vice President from January 1996; Vice              45
                         President from 1994-1995; Senior Vice President
                         from 1988-1994; other various management
                         positions; joined the Company in 1982.

William Chasse           Senior Vice President since July 1995; Vice                37
                         President from 1992-1995; Director of Online
                         Information from 1988-1991.

William Kerrey           Senior Vice President since August 1994; Vice              48
                         President from 1989-1994.

Jeff Ferris              Vice President since January 1995; Manager of              40
                         Market Research from 1991-1994.

    Name                          Positions Held                                    Age
    ----                          ---------------                                   ---
Chris Lundgren           Vice President since January 1995;                         43
                         Director of National Accounts since
                         joining the Company in 1993.  Assistant
                         Vice President at Dun & Bradstreet
                         from 1974-1993.

Joseph M. Schwaller      Vice President since April 1993; Director                  31
                         of Database Processing from 1991-1993;
                         Manager of Software Development from 1988-1991.

Catherine Farley         Vice President since January 1996;                         28
                         Director of Database Operations from 1995-1996;
                         Director of Database Compilation from 1994-1995;
                         Manager of Quality Assurance from 1992-1994;
                         Database Audit Supervisor from 1991-1992.

Timothy Buechler         Vice President since January 1996;                         35
                         Director of Database Maintenance from 1989-1995;
                         Software Development Manager from 1986-1989;
                         Production Manager from 1993-1985.

Tom Mackey               Vice President of Consumer CD-ROM since                    39
                         October 1995; Director of Retail Sales of
                         Consumer CD-ROM from 1994 to 1995;
                         Vice President of Sales for Binar Graphics
                         from 1993-1994; Director of Sales for
                         AddStar, Inc. from 1991-1993.

Richard Holm             Vice President since January 1996;                         42
                         National Director of Sales and Marketing
                         from 1995-1996; National Training Director
                         since joining the Company in January 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        -----------------------------------------------------------------
        MATTERS.
        -------

    The Company's Common Stock $0.0025 par value, is traded on the NASDAQ National Market System under the symbol ABII. The high and low closing prices for the Company's Common Stock during 1994 and 1995, as adjusted for the stock dividend in August 1995, were as follows:

    1994                                                High      Low
    ----                                               ------    ------
First Quarter...................................       $12.75    $ 9.17

Second Quarter..................................       $11.17    $ 8.50

Third Quarter...................................       $10.00    $ 8.50

Fourth Quarter..................................       $12.33    $ 9.50

    1995                                                High      Low
    ----                                               ------    ------

First Quarter...................................       $14.83    $10.83

Second Quarter..................................       $19.83    $14.17

Third Quarter...................................       $21.50    $17.17

Fourth Quarter..................................       $21.25    $16.75

As of March 26, 1996, there were 90 stockholders of record.

    The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by the Company's Board of Directors and will depend on the Company's financial condition, results of operations and other factors deemed relevant by its Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
        ------------------------------------

    The selected consolidated financial data below have been derived from the Company's Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements and related notes appearing elsewhere herein.

                                                                Year Ended December 31,
                                                       ------------------------------------------------
                                                         1995      1994      1993      1992      1991
                                                       --------  --------  --------  --------  --------
                                                            (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales.........................................     $89,695   $76,302   $58,926   $48,517   $41,533
Costs and expenses:
 Database and production costs....................      24,827    20,289    15,042    11,774    10,891
 Selling, general and administrative..............      36,714    33,540    25,469    20,051    17,243
 Depreciation and amortization....................       3,511     3,125     2,737     2,410     2,409
  Impairment of net assets of business............
   transferred under contractual arrangement (1)..       2,910         -         -         -         -
   Unusual charges:  purchased database,
    cancellation of noncompete agreements
    and stock sale compensation(2)................           -         -         -         -     5,254
                                                       -------   -------   -------   -------   -------
Total costs and expenses..........................      67,962    56,954    43,428    34,235    35,797
                                                       -------   -------   -------   -------   -------
Operating income..................................      21,733    19,348    15,678    14,282     5,736
Other income (expense):
 Investment income................................       1,322     1,112     1,172       607       224
 Interest expense.................................        (165)     (255)     (298)     (605)   (1,578)
 Other............................................           -        94        48        58      (424)
                                                       -------   -------   -------   -------   -------
Income before income taxes........................      22,890    20,299    16,600    14,342     3,958
Income taxes......................................       8,544     7,475     5,825     4,435         -
                                                       -------   -------   -------   -------   -------
Net income........................................     $14,346   $12,824   $10,775   $ 9,907   $ 3,958
                                                       =======   =======   =======   =======   =======

Historical and pro forma information(3)
 Net income.......................................     $14,346   $12,824   $10,775   $ 9,162   $ 2,263
                                                       =======   =======   =======   =======   =======
Earnings per share(4):
Net income........................................       $0.69     $0.62     $0.52     $0.45     $0.13
                                                       =======   =======   =======   =======   =======
Weighted average shares outstanding (4)...........      20,738    20,678    20,658    20,165    17,621
                                                       =======   =======   =======   =======   =======

                                                                       December 31,
                                                       -----------------------------------------------
                                                         1995      1994      1993      1992      1991
                                                       -------   -------   -------   -------   -------
                                                                      (in thousands)
BALANCE SHEET DATA:
 Working capital..................................     $48,139   $35,411   $30,765   $23,465   $ 1,493
 Total assets.....................................      90,791    77,783    61,027    47,807    28,471
 Long-term debt, including current portion........       2,039     3,821     4,587     5,306    15,725
 Shareholders' equity.............................      78,429    63,326    50,665    39,508     9,666

____________________
(1) Represents charge related to the impairment of net assets of American Business Communications, Inc. transferred to Baker University in June 1995, which has been accounted for in accordance with Securities and Exchange Commission's Staff Accounting Bulletins 5-E and 5-Z.

(2) Reflects charges of $2.5 million related to a database purchased in the acquisition of certain assets of Trinet effective January 1991, $2.4 million resulting from the cancellation of noncompete agreements with former shareholders of CPI, and $373,000 in compensation related to issuance of Common Stock to an employee.

(3) Prior to February 1992, the Company was taxed as an S corporation. Accordingly, net income prior to February 1992 contained no provision for federal and state income taxes. Pro forma net income reflects a pro forma tax provision at a combined federal and state income tax rate of 36% in 1992 and 43% in 1991. The pro forma tax provision for 1991 reflects non-cash compensation for which no tax deduction was taken. The Company ceased being taxed as an S corporation February 1992.

(4)  Restated for 3 for 2 stock split in August, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS.
        -------------

OVERVIEW

    The Company is a leading provider of business-to-business marketing information which it supplies from its proprietary database containing information on approximately 10 million businesses in the United States and 1 million businesses in Canada.

    The Company generally recognizes revenues from sales of its products and services at the time the product is delivered or the service is performed. The pricing of the products and services varies according to the number of names supplied, the type of information purchased, the medium through which the information is delivered, and the channel of distribution. In 1995, over 100,000 customers purchased the Company's products and services.

    The Company's primary expenses relate to maintaining, updating, and telephone verifying its database and the direct marketing costs associated with selling its products and services. The Company has been profitable on an operating basis in each year since its inception in 1972. The Company believes inflation has not had a significant impact on its operations.

    The Company's net sales on a quarterly basis can be affected by seasonal characteristics, the timing of acquisitions, and certain other factors including the timing and extent of the Company's own direct marketing activity.

    This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by that section. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Operating Results" below. The Company assumes no obligation to update the forward-looking statements or such factors.

Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales:

                             Year Ended December 31
---------------------------------------------------

1995...............................................  1994         1993
---------------------------------------------------  ----         ----

Net sales..........................................   100%  100%   100%
Costs and expenses:
 Database and production costs.....................    28    27     25
 Selling, general and administrative...............    41    44     43
 Depreciation and amortization.....................     4     4      5
 Impairment of net assets of business transferred..     3     -      -
                                                     ----   ---   ----
Total costs and expenses...........................    76    75     73
                                                     ----   ---   ----
Operating income...................................    24    25     27
Other income (expense).............................     1     2      1
                                                     ----   ---   ----
Income before income taxes.........................    25    27     28
Income taxes.......................................     9    10     10
                                                     ----   ---   ----
Net income.........................................    16%   17%    18%
                                                     ----   ---   ----

---------------
1995 Compared to 1994

     Net sales increased 18% to $89.7 million in 1995 from $76.3 million in 1994. The Company's sales lead and directory products accounted for $9.6 million of this increase with a $7.6 million increase coming from CD-ROM products, offset by a decrease in revenue from American Business Communications, Inc.
(ABC) if $3.8 million due to the transfer of net assets to an unrelated party. Revenue increases for all products were the result of an increase in both the number and average size of orders placed by customers. There were no significant price increases for the Company's products and services during the year.

     Database and production costs for 1995 increased to $24.8 million, or 28% of net sales, from $20.3 million, or 27% of net sales, in 1994. These amounts primarily represent the costs of compiling and telephone verifying information in the database and fulfilling customer orders. The increase in database and production costs as a percentage of net sales was primarily attributable to investments in database programming and CD-ROM software development activities as well as increased sales of CD-ROM products which bear a slightly higher level of costs then the Company's traditional lead generation products.

     Selling, general and administrative expenses increased in 1995 to $36.7 million from $33.5 million in 1994. The increased spending was primarily attributable to an overall increase in direct marketing activities for all of the Company's products and services, continued investment in a field sales organization and promotional marketing of CD-ROM products. Overall spending levels were in line with revenue generation as selling, general and administrative expenses decreased in 1995 to 41% of net sales as compared to 44% of net sales in 1994.

     Depreciation and amortization expense increased to $3.5 million in 1995 from $3.1 million in 1994, primarily due to the increased amortization related to acquisitions.

     Operating income in 1995 was $21.7 million, or 24% of net sales, compared to $19.3 million, or 25% of net sales, in 1994.

     Investment income during 1995 increased to $1.3 million compared to $1.1 in 1994 due to the increase in cash and cash equivalents and investments. Interest expense decreased to $165,000 in 1995 from $255,000 in 1994 due to lower outstanding debt balances during 1995.

1994 Compared to 1993

     Net sales increased 29% to $76.3 million in 1994 from $58.9 million in 1993. Revenues from the Company's existing products and services represented 17% of this increase (or $10.1 million), and 12% (or $7.1 million) was attributable to revenues from ABC, which was acquired in June 1993, BMI Medical Information, Inc. (BMI) which was acquired by the Company in March, 1994 and Zeller and Letica (Z&L) which was acquired in August, 1994. There have been no significant price increases for the majority of the Company's existing products and services during the year.

     Database and production costs for 1994 to $20.3 million, or 27% of net sales, from $15.0 million, or 25% of net sales, in 1993. These amounts primarily represent the costs of compiling and telephone verifying information in the database, fulfilling customer orders, the direct costs of ABC associated with presenting education training programs, and royalty costs paid by BMI. Approximately $2.8 million of the increase was attributable to the direct costs of ABC and BMI, and $2.5 million was attributable to increased order fulfillment and database compilation costs.

     Selling, general and administrative expenses increased in 1994 to $33.5 million, or 44% of net sales, from $25.5 million, or 43% of net sales in 1993. The increase in absolute amount is due primarily to the acquisitions of ABC, BMI and Z&L. ABC historically has higher marketing expenses, when expressed as a percentage of net sales. ABC added approximately $2.5 million in selling and administrative costs over the prior year. BMI and Z&L which contributed $1.8 million to selling and administrative costs. The Company's market expansion efforts and marketing expenses related to new products also contributed to the increase, which included the strengthening of the National Accounts sales force.

     Depreciation and amortization expense increased to $3.1 million in 1994 from $2.7 million in 1993, primarily due to the increased amortization related to the acquisition of ABC and BMI.

     Operating income in 1994 was $19.3 million, or 25% or net sales, compared to $15.7 million, or 27% of net sales, in 1993.

     Investment income during 1994 was $1.1 million compared to $1.2 in 1993. Interest expense decreased to $255,000 in 1994 from $298,000 in 1993 due to lower outstanding debt balances during 1994.

Liquidity and Capital Resources

     As of December 31, 1995, the Company's principal sources of liquidity included cash and cash equivalents of $12.0 million and marketable securities of $23.3 million. The Company also has a revolving line of credit totaling $5.0 million, all of which was available for borrowing at year-end.

     Net cash provided by operating activities totaled $15.3 million in 1995 as compared to $18.1 million in 1994. The decrease was attributable primarily to higher levels of receivables from sales of consumer CD-ROM products. The Company added approximately $9.0 million of marketable securities during 1995 and spent approximately $1.2 million on equipment, primarily data processing equipment and system upgrades, and approximately $2.3 million related to expansion of its Omaha facility. A total of $3.2 million of debt, most of which was incurred in connection with a 1994 facility expansion, was repaid during 1995. The Company anticipates spending up to $2.5 million for equipment additions in 1996 and an additional $4.0 million for facility expansion.

    The Company believes that cash flows from operations and its cash and short term investments will be sufficient to fund its foreseeable operating and capital expenditure needs in 1996. Additional financing may be required in the event that other capital investment, business expansion or acquisition opportunities arise.

FACTORS AFFECTING OPERATING RESULTS.

    Fluctuations in Operating Results. The Company believes that future operating results may be subject to quarterly and annual fluctuations based on numerous factors. The Company's net sales on a quarterly basis can be affected by seasonal characteristics and certain other factors including the timing and extent of the Company's own direct marketing activity. In addition, the expenses associated with acquiring data, direct marketing campaigns and the timing of acquisitions and the costs and expenses associated therewith may also affect operating results.

    Competition. The business information industry is highly competitive. In particular, the rapid expansion of the Internet creates a substantial new channel for distributing business information to the market, and a new avenue for future entrants to the business information industry. There is no guarantee that the Company will be successful in this new market. Many of the Company's principal competitors have substantially greater resources than the Company. In addition, the Company has no control over the possible future entry into the marketplace of other potential competitors, some of which may be much larger than the Company and may have much larger capital bases form which to develop and compete with the Company.

    Direct Marketing Regulation and Postal Rates. The Company and many of its customers engage in direct marketing. Any negative impact on direct marketing, including changes to existing laws or regulations or future laws and regulations, may adversely affect the Company's operating results. The direct mail industry depends and will continue to depend upon the services of the United States Postal Service and other private mail carriers. Any modification by the Postal Service of its rate structure or any increase in public or private postal rates generally could have a negative impact on the demand for business information, direct mail activities and the cost of the Company's direct mail activities. In addition to the risk of rate increases, the direct mail industry, and thus the Company's operating results, could be adversely affected by postal strikes.

    Loss of Data Centers. The Company's business depends on computer systems contained in the Company's two data centers. The Company's disaster recovery program is based upon maintaining redundant computer equipment at each of its data centers. The data centers are protected by Halon fire suppression systems, designed to extinguish a fire without damaging the computer equipment. The centers are further protected by uninterrupted power supply backup systems. There can be no guarantee that a fire or other disaster affecting one or both of its data centers would not disable the

Company's computer systems. Any significant damage to either or both of the data centers could have a material adverse affect on the Company.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item (other than selected quarterly financial data which is set forth below) is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-16 hereof.

         The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 1995. This information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company's audited consolidated financial statements and the notes thereto.

                                              1995 Quarter Ended                           1994 Quarter Ended
                                  ------------------------------------------   ------------------------------------------
                                  March 31    June 30    Sept. 30    Dec. 31   March 31    June 30   Sept. 30   Dec. 31
                                  ---------  ---------  ----------  ---------  ---------  ---------  ---------  ---------
                                                                (in thousands, except per share data)

Net sales                          $22,357    $22,479     $21,501    $23,358    $17,443    $18,795    $19,473     $20,591
Costs and expenses:
  Database and production costs.     5,645      6,310       6,149      6,723      4,324      5,271      5,383       5,311
  Selling, general and
   administrative...............     9,605      9,309       8,366      9,434      8,184      8,029      8,314       9,013
  Depreciation and amortization.       832        807         796      1,076        760        823        819         723
  Impairment of net assets of
   business transferred under
    contractual arrangement.....         -      2,640           -        270          -          -          -           -
                                   -------    -------     -------    -------    -------    -------    -------     -------
Total costs and expenses........    16,082     19,066      15,311     17,503     13,268     14,123     14,516      15,047
                                   -------    -------     -------    -------    -------    -------    -------     -------

Operating income................     6,275      3,413       6,190      5,855      4,175      4,672      4,957       5,544
Other income (expense), net.....      (187)       430         334        580        243        227        238         243
                                   -------    -------     -------    -------    -------    -------    -------     -------
Income before income taxes......     6,088      3,843       6,524      6,435      4,418      4,899      5,195       5,787
Income taxes                         2,275      1,461       2,420      2,388      1,550      1,740      1,865       2,320
                                   -------    -------     -------    -------    -------    -------    -------     -------
Net income                         $ 3,813    $ 2,382     $ 4,104    $ 4,047    $ 2,868    $ 3,159    $ 3,330     $ 3,467
                                   =======    =======     =======    =======    =======    =======    =======     =======

Earnings per share:
Net income                         $  0.19    $  0.11     $  0.20    $  0.19    $  0.14    $  0.16    $  0.16     $  0.16
                                   =======    =======     =======    =======    =======    =======    =======     =======

Weighted average shares
 outstanding                        20,685     20,719      20,768     20,775     20,676     20,676     20,678      20,678
                                   =======    =======     =======    =======    =======    =======    =======     =======



                                             1995 Quarter Ended                            1994 Quarter Ended
                                  -----------------------------------------    ------------------------------------------
                                  March 31   June 30    Sept. 30    Dec. 31    March 31    June 30    Sept. 30   Dec. 31
                                  --------   --------   ---------   --------   --------   --------    ---------  --------
As a Percentage of Net Sales:
Net sales.......................       100%       100%        100%       100%       100%       100%       100%     100%
Costs and expenses:
  Database and production costs.        25         28          28         29         25         28         28       26
  Selling, general and
   administrative...............        43         41          39         40         47         43         43       44
  Depreciation and amortization.         4          4           4          5          4          4          4        3
  Impairment of net assets of
   business transferred.........         -         12           -          1          -          -          -        -
Operating income................        28         15          29         25         24         25         25       27

-------------------

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

    Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          ---------------------------------------------------

    The required information regarding Directors of the registrant is incorporated by reference from the information under the caption "Nominees for Election at the Annual Meeting" and "Incumbent Directors whose Terms of Office Continue After the Annual Meeting" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 24, 1996.

    The required information regarding Executive Officers of the registrant is contained in Part I of this Form 10-K.

    The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 24, 1996.

ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------

    Incorporated by reference from the information under the captions "Executive Compensation" and "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 24, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

    Incorporated by reference from the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 24, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

    Incorporated by reference from the information under the captions "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 24, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

    The following documents are filed as a part of this Report:

          Financial Statements. The following Consolidated Financial Statements
          --------------------
of American Business Information, Inc. and Report of Independent Accountants are included at pages F-1 through F-15 of this Form 10-K:

               DESCRIPTION                                                     PAGE NO.
          ------------------------                                             --------
          Report of Independent Accountants.................................      F-2
          Consolidated Balance Sheets as of December 31, 1995
          and 1994..........................................................      F-3
          Consolidated Statements of Operations for the Years
          Ended December 31, 1995, 1994, and 1993...........................      F-4
          Consolidated Statements of Stockholders' Equity for
          the Years Ended December 31, 1995, 1994, and 1993.................      F-5
          Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1995, 1994, and 1993...........................      F-6
          Notes to Consolidated Financial Statements........................      F-7

          Financial Statement Schedule.  The following consolidated financial
          ----------------------------
statement schedule of American Business Information, Inc. and Subsidiaries for the years ended December 31, 1995, 1994 and 1993 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements.


               DESCRIPTION                                                     PAGE NO.
     -----------------------------                                             --------
     Schedule II    Valuation and Qualifying Accounts.......................     S-1

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

    Exhibits.  The following Exhibits are filed as part of, or incorporated by
    --------
reference into, this report:

          Exhibit
             No.                     Description
          -------    -----------------------------------------
           3.1 (1)   Certificate of Incorporation

           3.2 (1)   By-laws

           4.1 (1)   Specimen Certificate representing the Common Stock

           10.1 (2)  1992 Stock Option Plan

           10.2 (2)  Form of Indemnification Agreement with Officers and Directors

           10.4 (3)  Loan Agreement between Registrant and FirsTier Bank

           11        Statement re: computation of per share earnings

           23        Consent of Independent Accountants

           24        Power of Attorney (included on signature page)

____________________
(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (No. 33-42887) which became effective February 18, 1992.

(2) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (No. 33-51352) which became effective September 16, 1992.

(3) Incorporated by reference to exhibits filed with Registrant's year end report on Form 10-K for the year ended December 31, 1993.

    (b) Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN BUSINESS INFORMATION, INC.



By: /s/ Vinod Gupta
    ---------------------------------
    Vinod Gupta
    Chairman of the Board and
    Chief Executive Officer

    Dated:  March 28, 1996

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vinod Gupta and Jon Hoffmaster, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                     Title                         Date
          ---------                     -----                         ----
/s/ Vinod Gupta                 Chairman of the Board,           March 27, 1996
----------------------------
Chief Vinod Gupta               Executive Officer (principal
                                 executive officer)

/s/ Jon H. Wellman              Chief Financial Officer          March 28, 1996
----------------------------
Jon H. Wellman


/s/ Jon D. Hoffmaster           Director                         March 23, 1996
----------------------------
Jon D. Hoffmaster


/s/ Gautam Gupta                Director                         March 18, 1996
----------------------------
Gautam Gupta


/s/ Elliot S. Kaplan            Director                         March 20, 1996
----------------------------
Elliot S. Kaplan


/s/ Donald R. Dixon             Director                         March 22, 1996
----------------------------
Donald R. Dixon


/s/ Harold Andersen             Director                         March 17, 1996
----------------------------
Harold Andersen


/s/ George F. Haddix            Director                         March 18, 1996
----------------------------
George F. Haddix


/s/ George J. Kubat             Director                         March 17, 1996
----------------------------
George J. Kubat                                                              -

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of American Business Information, Inc.:

We have audited the accompanying consolidated balance sheets of American Business Information, Inc. and subsidiaries as of December 31, 1995 and 1994 and related consolidated statements of operations, stockholders equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Business Information, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                     /s/ COOPERS & LYBRAND L.L.P
                                                     ---------------------------
                                                     COOPERS & LYBRAND L.L.P.


Omaha, Nebraska
January 23, 1996

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  __________________________________________

                        AS OF DECEMBER 31, 1995 AND 1994
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        1995      1994
                                                                      --------  --------
     ASSETS
     ------
Current assets:
 Cash and cash equivalents..........................................  $11,999   $13,491
 Marketable securities..............................................   23,350    14,684
 Trade accounts receivable, net of allowances of $361 and
   $404, respectively...............................................   19,215    15,112
 Prepaid expenses...................................................    3,160     1,882
                                                                      -------   -------
Total current assets................................................   57,724    45,169
                                                                      -------   -------

Property and equipment, net.........................................   13,885    11,106
Net assets of business transferred under contractual arrangement....    2,972         -
Intangible assets, net of accumulated amortization..................   14,211    19,567
Other assets........................................................    1,999     1,941
                                                                      -------   -------
                                                                      $90,791   $77,783
                                                                      =======   =======
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
 Current portion of long-term debt..................................  $   969   $   815
 Accounts payable...................................................    4,254     2,416
 Accrued payroll expenses...........................................    2,205     1,496
 Accrued expenses...................................................    1,891     4,374
 Income taxes payable...............................................      143       430
 Deferred income taxes..............................................      123       227
                                                                      -------   -------
Total current liabilities...........................................    9,585     9,758
                                                                      -------   -------

Long-term debt, net of current portion..............................    1,070     3,006
Deferred income taxes...............................................    1,707       990
Minority interest...................................................        -       703

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.0025 par value.  Authorized 5,000,000 shares;
    none issued or outstanding......................................        -         -
 Common stock, $.0025 par value.  Authorized 25,000,000 shares;
    issued and outstanding 20,776,860 shares at December 31, 1995,
    and 20,682,735 shares at December 31, 1994......................       51        34
 Paid-in capital....................................................   27,342    26,573
 Retained earnings..................................................   51,282    36,936
 Net unrealized holding loss, net of tax............................     (246)     (217)
                                                                      -------   -------
  Total stockholders' equity........................................   78,429    63,326
                                                                      -------   -------
                                                                      $90,791   $77,783
                                                                      =======   =======

        The accompanying notes are an integral part of the consolidated financial statements.

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  __________________________________________

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             1995      1994      1993
                                                           --------  --------  --------

     Net sales...........................................  $89,695   $76,302   $58,926
     Costs and expenses:
       Database and production costs.....................   24,827    20,289    15,042
       Selling, general and administrative...............   36,714    33,540    25,469
       Depreciation and amortization.....................    3,511     3,125     2,737
       Impairment of net assets of business transferred
          under contractual arrangement..................    2,910         -         -
                                                           -------   -------   -------
                                                            67,962    56,954    43,428
                                                           -------   -------   -------
     Operating income....................................   21,733    19,348    15,678
     Other income (expense):
       Investment income.................................    1,322     1,112     1,172
       Interest expense..................................     (165)     (255)     (298)
       Other expense.....................................        -        94        48
                                                           -------   -------   -------
     Income before income taxes..........................   22,890    20,299    16,600
       Income taxes......................................    8,544     7,475     5,825
                                                           -------   -------   -------
     Net income..........................................  $14,346   $12,824   $10,775
                                                           =======   =======   =======

     Earnings per share:

     Net income..........................................    $0.69     $0.62     $0.52
                                                           =======   =======   =======

     Weighted average shares outstanding.................   20,738    20,678    20,658
                                                           =======   =======   =======

   The accompanying notes are an integral part of the consolidated financial statements.

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  __________________________________________

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       Net            Total
                                            Common       Paid-In       Retained     Unrealized      Stockholders'
                                             Stock       Capital       Earnings    Holding Loss       Equity
                                             -----       -------       --------    ------------       ------
Balances, December 31, 1992................   $34        $26,137        $13,337      $                $39,508
Issuance of 45,000 shares of common stock..     -            382              -            -             382
Net income.................................     -              -         10,775            -          10,775
                                              ---        -------        -------        -----         -------

Balances, December 31, 1993................    34         26,519         24,112            -          50,665
Issuance of 6,750 shares of common stock...     -             54              -            -              54
Net unrealized holding loss, net of tax....     -              -              -         (217)           (217)
Net income.................................     -              -         12,824            -          12,824
                                              ---        -------        -------        -----         -------

Balances, December 31, 1994................    34         26,573         36,936         (217)         63,326
Issuance of 94,125 shares of common stock..     -            786              -            -             786
Net unrealized holding loss, net of tax....     -              -              -          (29)            (29)
3 for 2 stock split (Note 14)..............    17            (17)             -            -               -
Net income.................................     -              -         14,346            -          14,346
                                              ---        -------        -------        ------        -------

Balances, December 31, 1995                   $51        $27,342        $51,282        $(246)        $78,429
                                              ===        =======        =======        ======        =======

       The accompanying notes are an integral part of the consolidated financial statements.

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  ------------------------------------------
             for the years ended December 31, 1995, 1994 and 1993
                                (In thousands)


                                                                                        1995       1994       1993
                                                                                      ---------  ---------  ---------
Cash flows from operating activities:
   Net income.......................................................................  $ 14,346   $ 12,824   $ 10,775
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.................................................     3,511      3,125      2,737
      Deferred income taxes.........................................................      (121)       574        945
      Impairment of other assets....................................................       630          -          -
      Impairment of net assets of business transferred..............................     2,910          -          -
      Other.........................................................................       258          1       (268)
   Changes in assets and liabilities, net of effect of acquisitions and transfers:
      Trade accounts receivable.....................................................    (4,771)    (2,167)    (3,325)
      Prepaid expenses..............................................................    (2,223)       211     (1,654)
      Accounts payable..............................................................     2,480        615        513
      Income taxes payable..........................................................      (287)       573       (425)
      Accrued expenses..............................................................    (1,426)     2,330        893
                                                                                      --------   --------   --------

               Net cash provided by operating activities............................    15,307     18,086     10,191


Cash flows from investing activities:
     Proceeds from sales of marketable securities...................................    15,787     15,248     15,892
     Purchases of marketable securities.............................................   (24,792)   (15,316)   (17,714)
     Purchases of property and equipment............................................    (3,554)    (3,580)    (1,749)
     Acquisitions of businesses, including minority interest........................    (1,174)    (8,246)    (4,446)
     Other assets...................................................................      (660)      (500)         -
                                                                                      --------   --------   --------

               Net cash used in investing activities................................   (14,393)   (12,394)    (8,017)


Cash flows from financing activities:
     Repayment of long-term debt....................................................    (3,192)    (5,566)    (1,416)
     Proceeds from long-term debt...................................................         -      4,800        650
     Issuance of common stock.......................................................       786         54          -
                                                                                      --------   --------   --------

               Net cash used in financing activities................................    (2,406)      (712)      (766)
                                                                                      --------   --------   --------

Net increase (decrease) in cash and cash equivalents................................    (1,492)     4,980      1,408
Cash and cash equivalents, beginning................................................    13,491      8,511      7,103
                                                                                      --------   --------   --------
Cash and cash equivalents, ending...................................................  $ 11,999   $ 13,491   $  8,511
                                                                                      ========   ========   ========

Supplemental cash flow information:
     Interest paid..................................................................  $    165   $    259   $    328
                                                                                      ========   ========   ========
     Income taxes paid..............................................................  $  8,226   $  6,328   $  5,305
                                                                                      ========   ========   ========



       The accompanying notes are an integral part of the consolidated financial statements.

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  GENERAL

     American Business Information, Inc. ("ABI") and its subsidiaries, ("the Company"), provide business information to organizations engaged in business-to-business marketing through products and services derived from the Company's database. These products include customized business lists, business directories and other information services.

     "This amendment is being filed to reflect the presentation of American Business Communications, Inc. as a continuing operation until the Third Quarter of 1996, at which time the investment in this subsidiary was abandoned."

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates and Assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation: The consolidated financial statements include the accounts of ABI and its subsidiaries. Intercompany accounts and transactions have been eliminated.

     Revenue Recognition: The Company recognizes revenue from product sales at the time of delivery and service revenues at the time the service is provided. Licensing fees are recognized upon initial delivery of the information and when updated information is provided in accordance with the terms of individual license agreements. Allowance is made currently for estimated sales returns.

     The Company maintains an allowance for potential bad debts based on a percentage of historical charge-off percentages and such uncollectable amounts have been within management's expectations.

    Database Costs: Costs to maintain and enhance the Company's database are expensed as incurred.

    Advertising Costs: Certain direct-response advertising costs are capitalized and amortized over periods that correspond to the estimated revenue stream of the individual advertising activity. All other advertising costs are expensed as the advertising takes place. Total unamortized advertising costs included in prepaid expenses at December 31, 1995 and 1994, was $1,132,000 and zero, respectively. Total advertising expense included in net income for the years ending December 31, 1995, 1994, and 1993 was $8,947,000, $8,553,000 and
$7,558,000, respectively.

     Software Capitalization: Until technological feasibility is established, software development costs are expensed as incurred. After that time, direct costs are capitalized and amortized using the straight-line method over the estimated economic life of the product, generally one to three years. Unamortized software costs included in prepaid expenses at December 31, 1995 totaled $494,000. Amortization of capitalized costs during 1995 totaled approximately $81,000.

    Income taxes:   The Company recognizes income taxes using the liability
method, under which deferred tax assets and liabilities are determined based on the difference between financial and tax basis of assets and liabilities using enacted tax rates.

    Earnings Per Share: Earnings per share are based on the weighted average number of common shares outstanding and common equivalent shares assumed outstanding during the year. Common equivalent shares arise as a result of stock options which are assumed to have been exercised solely for the purpose of this calculation.

    Invested Cash: Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less and are carried at
cost which approximates fair value.    Marketable securities have been
classified as available-for-sale and therefore net unrealized gains and losses are reported as a separate component of stockholders' equity. Unrealized and realized gains and losses are determined by specific identification and fair values are estimated based on quoted market prices.

    Long-Lived Assets: Property and equipment are stated at cost. Depreciation and amortization are computed using primarily the straight-line method, based on the following estimated useful lives: buildings and improvements - 30 years; office furniture and equipment - 5 to 7 years; and capitalized equipment leases-5 years. Intangible assets are stated at cost and are amortized over the periods benefited on a straight-line basis. Goodwill, distribution networks, and noncompete agreements and acquisition costs are being amortized over 30 years, 15 years, and 3 to 6 years, respectively.

    All of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized.

    Reclassifications: Certain reclassifications were made to the 1993 and 1994 financial statements to conform to the 1995 presentation.

    Accounting Pronouncements:    On October 23, 1995, the Financial Accounting
Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." As allowed by the statement, the Company plans to retain its current method of accounting for stock compensation when it adopts this Statement in 1997 and thus adoption is not expected to have an impact on financial position or results of operations.

(3) ACQUISITIONS

    Effective August 1994, the Company acquired certain assets of Zeller & Letica ("Z&L") and Nationwide Mail Marketing ("NMM") for total consideration of $2.4 million which was accounted for under the purchase method. The Company has allocated substantially all of the purchase price to a distribution network which is being amortized over its estimated useful life of 15 years.

    Effective March 1994, the Company acquired certain assets from Business Mailers, Inc. ("BMI") for total consideration of $5.75 million which was accounted for under the purchase method. The Company has allocated substantially all of the purchase price to a distribution network which is being amortized over its estimated useful life of 15 years.

    Effective March, 1993, the Company acquired certain assets from Alvin B. Zeller, Inc. ("ABZ") for total consideration of $1.2 million which was accounted for under the purchase method. The Company has allocated substantially all of the purchase price to a distribution network which is being amortized over its estimated useful life of 15 years.

    Operating results for each of these acquisitions are included in the accompanying consolidated statements of operations from the respective acquisition dates. Assuming the above described companies had been acquired on January 1, 1993, unaudited pro forma consolidated revenues, net income and net income per share would have been as follows:

                                             Years Ended December 31,
                                                1994           1993
                                                ----           ----
                                             (In thousands except per
                                                   share amounts)
          Net sales.......................     $72,749        $64,758
          Net income......................     $13,316        $10,884
          Net income per share............     $  0.64        $  0.53

    The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results which may occur in the future.

    Effective June 1993, American Business Communications, Inc. ("ABC"), which was 80% owned by the Company and 20% owned by a minority stockholder, acquired certain assets of Business Communications & Information, Inc. ("BCI") for total consideration of $4.4 million which was accounted for under the purchase method. On February 28, 1995, the Company agreed to acquire the minority interest for $900,000. The Company disposed of ABC in 1995 (See Note 13).

    The Company also paid $148,000, $280,000, and $179,000 in 1995, 1994 and
1993, respectively, to Annapurna Corporation for consulting services and related expenses in connection with acquisition activity conducted by the Company. Annapurna Corporation is 100% owned by a significant stockholder.

(4) MARKETABLE SECURITIES

                               Amortized   Unrealized   Unrealized    Fair
                                 Cost      Gross Gain   Gross Loss    Value
                               ---------   ----------   ----------   -------
At December 31, 1995                          (In thousands)

Municipal Bonds                $12,027     $    68      $   (55)    $12,040
U.S. Government and Agency       1,513          46            -       1,559
Corporate Bonds                  7,189         114           (5)      7,298
Common Stock                     1,148          11         (248)        911
Preferred Stock                  1,804           4         (266)      1,542
                               -------     -------      -------     -------
                               $23,681     $   243      $  (574)    $23,350
                               =======     =======      =======     =======

                                             Gross         Gross
                              Amortized    Unrealized    Unrealized     Fair
                                 Cost     Holding Gain  Holding Loss   Value
                              --------    ------------  ------------   -----
                                              (In thousands)
At December 31, 1994
Municipal Bonds                $ 2,445     $     -      $   (16)    $ 2,429
U.S. Government and Agency         609           -           (1)        608
Corporate Bonds                    312           -          (24)        288
Common Stock                     1,776         690          (84)      2,381
Preferred Stock                  9,886          26         (934)      8,978
                               -------     -------      -------     -------
                               $15,028     $   716      $(1,060)    $14,684
                               =======     =======      =======     =======

     Scheduled maturities of marketable debt securities at December 31, 1995, are as follows:


                                     Less Than      One to    Five to       Greater than
                                     One Year   Five Years   Ten Years        Ten Years      Total
                                     ---------  ----------   ---------      -------------   --------
                                                            (In thousands)
     Municipal Bonds                  $ 1,579      $ 6,819    $ 1,756          $ 1,886      $12,040
     U.S. Government and Agency             -        1,246        313             -           1,559
     Corporate Bonds                      862        6,436          -             -           7,298
                                      -------      -------    -------          -------      -------
                                      $ 2,441      $14,501    $ 2,069          $ 1,886      $20,897
                                      =======      =======    =======          =======      =======

     During 1995, proceeds from sales of available-for-sale securities approximated $15.8 million with realized gains of $747 thousand and realized losses of $1.1 million. In 1994, proceeds approximated 15.2 million with realized gains of $681 thousand and realized losses of $776 thousand.

(5) PROPERTY AND EQUIPMENT
                                                 December 31,
                                                1995     1994
                                               -------  -------
                                                (In thousands)

          Land and improvements..............  $ 1,032  $   931
          Buildings and improvements.........    7,157    6,563
          Furniture and equipment............   15,439   12,654
          Capitalized equipment leases.......    1,437      344
                                               -------  -------
                                                25,065   20,492
          Less accumulated depreciation and
          amortization:
             Owned property..................   11,036    9,128
             Capitalized equipment leases....      144      258
                                               -------  -------
                Property and equipment, net..  $13,885  $11,106
                                               =======  =======

    Under the terms of its capital lease agreements, the Company is required to pay ownership costs, including taxes, licenses and maintenance. The Company also leases office space under operating leases expiring at various dates through November, 2000. Certain of these leases contain renewal options. Rent expense was $593,000 in 1995, $603,000 in 1994, and $514,000 in 1993.

    Following is a schedule of the future minimum lease payments under these leases as of December 31, 1995.

                                                         Capital  Operating
                                                         -------  ---------
                                                           (In thousands)

          1996.........................................   $  482     $  569
          1997.........................................      516        518
          1998.........................................      429        342
          1999.........................................       35        114
          2000.........................................        -         52
                                                          ------     ------

          Total future minimum lease payments             $1,462     $1,595
                                                                     ======
          Less amounts representing interest                 110
                                                          ------

          Present value of net minimum lease payments..   $1,352
                                                          ======

 (6) OTHER INVESTMENTS

     Included in other assets at December 31, 1995 and 1994, are investments, carried at cost, of $1.3 million and $1.9 million, respectively, in two companies that are partially owned by certain members of the Board of Directors of the Company. The investments include $500,000 in Trident Capital, L.P. and $811,000 in IDE Corporation. The Company owns less than 10% of eiher company. No dividends have been received from these investments.

(7) INTANGIBLE ASSETS

                                                     December 31,
                                                  1995         1994
                                                  ----         ----
                                                    (In thousands)
                Goodwill.......................  $ 5,012     $ 9,353
                Distribution networks..........   11,871      11,952
                Noncompete agreements..........      150         125
                Acquisition costs..............    1,319       1,294
                                                 -------     -------
                                                  18,352      22,724
                Less accumulated amortization..    4,141       3,157
                                                 -------     -------
                                                 $14,211     $19,567
                                                 =======     =======

(8) FINANCING ARRANGEMENTS

    The Company has a revolving line of credit totaling $5.0 million, none of which was outstanding at December 31, 1995. The line of credit expires in May 1996. Any borrowings would accrue interest at the bank's base rate and would be payable upon demand.

Long-term debt consisted of the following:

                                                                        December 31,
                                                                       1995     1994
                                                                       ----     ----
                                                                       (In thousands)
      Bank note payable monthly including interest
       through 1997.  Interest at 6.5%,
       collateralized by certain equipment.........................   $  687   $1,193
      Bank note, repaid in June 1995...............................        -    1,617
      Bank note, repaid in June 1995...............................        -      966
      Computer lease obligations, discounted at 4.9% (See Note 5)..    1,352       45
                                                                      ------   ------
                                                                       2,039    3,821
      Less current portion.........................................      969      815
                                                                      ------   ------
        Long-term debt.............................................   $1,070   $3,006
                                                                      ======   ======

           The maturities of long-term debt are as follows:

           1996.....................      $  969
           1997.....................         625
           1998.....................         426
           1999.....................          19
                                          ------
                                          $2,039
                                          ======

(9) INCOME TAXES

     The provision for income taxes on continuing operations consists of the following:

                                                       Years ended December 31,
                                                        1995     1994    1993
                                                        ----     ----    ----
                    (in thousands):
                    Current:
                    Federal                             $7,367  $6,324  $4,609
                    State                                  564     577     271
                                                        ------  ------  ------
                                                         7,931   6,901   4,880
                                                        ------  ------  ------
                    Deferred:
                    Federal                                569     443     892
                    State                                   44     131      53
                                                        ------  ------  ------
                                                           613     574     945
                                                        ------  ------  ------
                                                        $8,544  $7,475  $5,825
                                                        ======  ======  ======

The effective income tax rate varied from the federal statutory rate as follows:

                                                                                       Years ended December 31,
                                                                                       1995      1994     1993
                                                                                       ----      ----     ----
(in thousands)
Tax provision computed at statutory rate of 35%....................                    $8,000   $7,104   $5,810
State taxes, net...................................................                       471      418      229
Nondeductible expenses and other...................................                        67      (47)    (214)
                                                                                       ------   ------   ------
                                                                                       $8,544   $7,475   $5,825
                                                                                       ======   ======   ======


The components of the net deferred tax liability were as follows:

                                                                                  Years ended December 31,
                                                                                       1995      1994
                                                                                       ----      ----
(in thousands)
Deferred tax assets:
 Marketable securities.............................................                      85       127
 Accrued vacation..................................................                     185       230
 Accrued expenses..................................................                     409         -
 Accounts receivable...............................................                     137       159
 Other assets......................................................                     239         -
 Other.............................................................                     208         2
                                                                                    -------   -------
                                                                                      1,263       518
                                                                                    -------   -------
Deferred tax liabilities:
 Intangible assets.................................................                  (1,439)        -
 Depreciation......................................................                    (801)     (976)
 Prepaid expenses and other........................................                    (853)     (759)
                                                                                    -------   -------
                                                                                     (3,093)   (1,735)
                                                                                    -------   -------
Net deferred tax liability.........................................                 $(1,830)  $(1,217)
                                                                                    =======   =======

(10) STOCK INCENTIVES

     The Company has a stock option plan under which a total of 1,950,000 shares of the Company's common stock have been reserved for issuance to officers, key employees and non-employee directors. Options are granted at their fair market value on the date of grant, vest generally over a four year period and expire five years from date of grant. Options exercisable at December 31, 1995 and 1994 totaled 378,750 and 189,000, respectively.

     Option plan activity is as follows:

                 Number of Shares           1995          1994        1993
                 ----------------           ----          ----        ----

               Balance at January 1       1,094,250     694,500      93,000
               Options Granted              498,000      436,500    676,500
               Options Exercised            (94,125)      (6,750)         -
               Options Canceled             (41,250)     (30,000)   (75,000)
                                         ----------   ----------   --------

               Balance at December 31     1,456,875    1,094,250    694,500
                                         ==========   ==========   ========

               Average Price:

               Options Outstanding       $    10.97   $     8.66   $   8.28
               Options Granted                10.55         8.56       8.21
               Options Exercised               8.36         7.94          -

(11) SAVINGS PLAN

     Employees who meet certain eligibility requirements can participate in the Company's 401(k) Savings and Investment Plan. Under the plan, the Company may, at its discretion, match a percentage of the employee contributions. The Company recorded expenses related to its matching contributions of $80,000, $71,000 and $52,000 in 1995, 1994 and 1993, respectively.

(12) SUPPLEMENTAL CASH FLOW INFORMATION

     The Company made certain acquisitions in 1994 and 1993 (See Note 3) and assumed liabilities as follows:

                                              1994      1993
                                            --------  --------
                    (In thousands)
                    Fair value of assets    $ 9,333   $ 6,918
                    Cash paid                (8,200)   (4,421)
                    Common stock issued           -      (381)
                                            -------   -------
                    Liabilities assumed     $ 1,133   $ 2,116
                                            =======   =======

       In conjunction with the transfer of the net assets of ABC in 1995, approximately $6,870,000 of assets, less liabilities of $1,017,000, were exchanged for a $3,000,000 non-recourse note receivable. As a result, the Company recognized an impairment of $2.9 million, $1,833,000 net of a tax benefit of $1,020,000.

(13)  NET ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL ARRANGEMENT

    On June 1, 1995, the Company transferred substantially all of the assets and liabilities of its wholly-owned subsidiary, American Business Communications, Inc. ("ABC") to a wholly-owned subsidiary of Baker University. The Company received $3.0 million in the form of a 7.52% promissory note, due in equal monthly installments through 2005. The note is listed as "net assets of business transferred under contractual arrangement" on the accompanying consolidated balance sheet since it is non-recourse to Baker University. ABC recorded net sales of $2,929,000, $6,699,000 and $3,174,000 during 1995, 1994 and 1993, respectively.

    The Company originally reported the transfer as a discontinued operation. However, the accompanying financial statements have been restated to properly account for the transfer of assets, the ongoing activities of ABC and the note receivable in accordance with the Securities and Exchange Commission's Staff Accounting Bulletins 5-E and 5-Z.

(14)  STOCK SPLIT

    On July 18, 1995, the Company's Board of Directors declared a three-for-two stock split of the Company's common shares, effected in the form of a stock dividend, to be paid on August 14, 1995 to stockholders of record as of the close of business on July 31, 1995. All presentations of shares outstanding and amounts per share have been restated to reflect the stock split.

(15)  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of the Company's financial instruments approximates their estimated fair value at December 31, 1995. The fair value of cash and cash equivalents was based on the carrying value of such assets. The estimated fair value of marketable securities were based on quoted market prices. The fair value of notes receivable and long-term debt, including capital lease obligations, were estimated based on discounted cash flows using market rates at the balance sheet date. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

(16)  CONTINGENCIES

    The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company's financial position or results of operations.

                               INDEX TO EXHIBITS
                      AMERICAN BUSINESS INFORMATION, INC.
                          ANNUAL REPORT ON FORM 10-K


 Exhibit                                                        Sequentially
   No.                Description                               Numbered Page
 -------     ----------------------------                       -------------
 3.1 (1)     Certificate of Incorporation

 3.2 (1)     By-laws

 4.1 (1)     Specimen Certificate representing the Common Stock

10.1 (2)     1992 Stock Option Plan

10.2 (2) Form of Indemnification Agreement with Officers and Directors

10.4 (3)     Loan Agreement between Registrant and FirsTier Bank

11           Statement re: computation of per share earnings

23           Consent of Independent Accountants

24           Power of Attorney (included on signature page)

______________
(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (No. 33-42887) which became effective February 18, 1992.

(2) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (No. 33-51352) which became effective September 16, 1992.

(3) Incorporated by reference to exhibits filed with Registrant's year end report on Form 10-K for the year ended December 31, 1993.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended December 31, 1995.