Form 10-K
period 1996-12-31
AMERICAN BUSINESS INFORMATION INC /DE
filed 1997-03-31
CIK 879437

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Act of 1934 [Fee Required]
       For the fiscal year ended December 31, 1996 or


  [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       [No Fee Required] For the transition period from _________ to ________

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

                  __________________________________________

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.0025 par value

                  __________________________________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X     NO _____
    -----

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 7, 1997 as reported on the NASDAQ National Market System, was approximately $203,975,000. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 7, 1997 registrant had outstanding 24,479,007 shares of Common
                                     Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 23, 1997, which will be filed within 120 days of the end of fiscal year 1996, is incorporated into Part III hereof by reference.

                                  PART I

ITEM 1. BUSINESS.
        --------

     The Company is a leading provider of business-to-business marketing information which it supplies from its proprietary database containing information on approximately 10 million businesses in the United States and 1 million businesses in Canada. The increased cost of marketing efforts has caused many businesses to seek more efficient methods to identify and target potential customers. These efforts have been hindered by the lack of comprehensive, accurate and affordable information on such prospects from a single source. To address this business opportunity, the Company has made substantial investments to create, maintain and enhance its database. In 1996, over 500,000 customers purchased the Company's products and services for market analysis, customer profile analysis, sales lead generation, direct mail and telemarketing campaigns, competitive analysis, sales territory assignment, business reference and other purposes.

     The Company believes its business information database is one of the most comprehensive and accurate in the United States. The Company's database is compiled and updated annually from approximately 5,000 yellow page telephone directories as well as other publicly available sources including business white pages directories, annual reports and other SEC information, press releases, business magazines, newsletters and top newspapers. The Company then places telephone calls to each business to verify the information and capture or verify additional information such as: name of owner or manager, number of employees, and primary line of business. The Company makes approximately 15 million of these calls per year. From this database, the Company extracts, manipulates and sorts information to create multiple products and services, such as prospect lists, mailing labels, 3x5 sales lead cards, diskettes, magnetic tapes, CD-ROMs, business directories, maps, market research services, internet/on-line information services and 800-number telephone and fax information services. Information from the database can be readily customized to meet the user's specific marketing needs.

       The Company believes its future growth will be a combination of internal growth and growth through acquisitions. During the second half of 1996, the Company completed 4 strategic acquisitions including the acquisition of Phonedisc, and in the first quarter of 1997 completed the acquisition of Database America Companies, Inc.

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

     The Company was formed in 1972 in response to this market opportunity and has made substantial investments to create and maintain its database. Since its founding, the Company has continuously expanded the breadth and depth of its database and developed new products and services. The Company has also expanded its channels of distribution to include direct mail, telemarketing, internet, mass merchandisers, direct sales through local field sales offices, licensees, and sales through value-added resellers such as advertising agencies and list brokers. Since mid-1996, the Company has completed five acquisitions of other businesses including, among other acquisitions, Digital Directory Assistance, Inc. and DBA Holdings, Inc., through merger of assets and liability acquisitions for which the Company has paid an aggregate of approximately $62.8 million in cash and issued approximately 3,628,000 shares of its common stock. Effective in August 1996, the Company acquired certain of the assets and liabilities of Digital Directory Assistance, Inc., a Maryland corporation, for approximately $17.145 million in cash, promissory notes, and shares of the Company's Common Stock. In February 1997, the Company acquired certain of the assets and liabilities of DBA Holdings, Inc., for approximately $100 million in cash and stock. See also Notes 3 and 17 of the Notes to Consolidated Financial Statements. The Company believes the comprehensiveness and accuracy of its database combined with the breadth of its product offerings present significant barriers to entry to potential competitors.

STRATEGY

     The Company's strategy is to focus on developing and marketing business information products and services utilizing its copyrighted database. The Company's strategy comprises the following elements:

     Comprehensive, accurate database.  The Company has invested significant
     --------------------------------
resources to develop what the Company believes is one of the most comprehensive and accurate business information databases available in the United States. The Company continues to devote significant resources to increase the accuracy of its database and to enhance its content.

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

     Multiple distribution channels.  The Company employs a multi-channel
     ------------------------------
distribution strategy. Historically, the Company has relied primarily on direct mail to develop its customer base. In recent years, the Company has made important acquisitions to expand its distribution capabilities with national accounts, sales through third party resellers and direct sales. The Company intends to continue to expand its marketing efforts in each of these channels. In 1995, the Company began to re-evaluate its field sales office activities, and expects direct selling activities to become a more important component of its overall distribution strategy over time. The Company currently has 11 field sales offices which employ approximately 100 employees. In addition, the Company seeks to establish strategic alliances, and may seek to make acquisitions, to expand its distribution channels and customer base to further leverage the Company's investment in its database.

     Strategic Alliances.  The Company believes that a significant opportunity
     -------------------
exists to market additional business information that is not available from the Company's database. An example of this relationship is the Company's agreement with Experian, formerly TRW Business Credit Services ("TRW"), whereby the Company offers business credit profiles to its customers to assist them in their credit management decisions. Other possibilities include national information services and additional databases.

     Providing a total customer solution. The Company is looking for opportunities to acquire businesses which will enhance its ability to provide additional services to its customer base. In 1996 the Company completed four such strategic acquisitions, which provide additional database information and customer solutions. In addition, the Company's acquisition of Database America Companies, Inc. during the first quarter of 1997 enhanced the Company's ability to provide data processing services to its Fortune 1000 customers, and to provide proprietary information on consumers.

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

     On-line proprietary data compilation software allows the Company's data entry clerks to access the database, update, change or verify each record at a rate of approximately 1.5 million records per month. A separate quality control group checks input quality to ensure that the information that reaches the Company's database is approximately 99% accurate from the original source. The Company has implemented a proprietary automated dialing system and a predictive dialing system which greatly improves the overall efficiency of the telephone verification process. The Company has also developed proprietary software to check the database for spelling, abbreviations and phone prefixes, and to verify that no inappropriate language appears in the database.

PRODUCTS AND SERVICES

     The Company offers an extensive suite of business information products designed to assist business-to-business marketers with a variety of marketing activities, such as identifying and qualifying prospective business customers, initiating direct mail programs, telemarketing, estimating market potential, monitoring the effectiveness of marketing efforts, and surveying competitive markets. The Company offers its products in multiple formats at the cutting edge of information delivery: customers can obtain information on CD-ROM or internet/online as well as on hard copy, on diskettes, and by telephone or fax. Due to the continuous change in business information, the Company's customers often need to obtain new information-based products and services regularly. With the addition of our Non-Stop Sales Leads program, customers can now subscribe to obtain continuous sales leads and updates every month. The Company's acquisition of County Data Corporation clearly enhances its Non-Stop Sales Leads product by providing customers with information on newly formed business on a much more timely basis. For each of the last three years, approximately two-thirds of the Company's revenues were from existing customers.

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

   Business Directories

     The Company offers a variety of printed business directories derived from its database including State Business Directories, SIC Business Directories, an American Manufacturers Directory, a Big Business Directory and a Credit Reference Directory, which are updated and printed annually. The business directories were developed to serve the special needs of both small and large business-to-business marketers. The Company found many companies were not initially interested in lists, but were receptive to the use of directories for lead generation, telemarketing and reference. Customers are attracted to business directories due to their affordability, convenience and reference value. In addition, to provide a full range of services to its customers, the Company also resells government directories that provide listings of federal, state, county and municipal agencies and officials. The Company now bundles its directories with a CD-Rom for those customers wanting to view the information via their personal computer.

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

   Market Research Services

     The Company uses its database to offer a variety of market research services to its customers. These services include customer and market profile analyses, market segmentation reports, statistical marketing reports, list enhancements to update a customers in-house database, a computerized name search service, and other analytical tools and reports. The information provided by these services allows customers to make more informed business decisions, whether for identifying the highest potential prospect group, determining the size of a market, budgeting, lead generation, competitive analysis or determining sales goals, marketing plans, site locations, or territory assignments. The Company's acquisition of Marketing Data Systems enhances our ability to sell data warehousing, research and analysis services to our small and medium sized customers.

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

Internet/ On-Line Information Services

     During 1996, the Company continued to build its product offering through Internet and On-Line services. The Company introduced its own Internet services called Lookup USA in March 1996. The service contains free Directory Assistance and Yellow Page listings as well as Business Profiles for $3.00. American Business Lists-Online provides a customer with immediate access to the Company's database 24-hours a day, seven days a week. Using a personal computer with a modem, a customer can define a target, retrieve a count of the number of businesses in a particular market or obtain a profile on a particular company, and then download the information directly into a personal computer. Through a licensing arrangement with Experian, American Business Lists-Online customers download full Experian credit reports on current or potential customers or suppliers. Customers may either pay for individual sessions using a major credit card or may pay an annual subscription fee and be billed according to their usage. Billing is based on connect time and the number of names retrieved. Additionally, American Business Lists-Online is available to Dialog, Compuserve and America Online; national on-line information services that license the Company's service and offer it to their customers as part of an integrated information package.

   CD-ROM Products

     The Company has developed a variety of CD-ROM products, which allow customers to access and manipulate the Company's database on a personal computer. The Company has products for both businesses and consumers. The Company's "desktop marketing" or business CD-ROM products allow the customer to research markets, generate sales leads and create direct mail and telemarketing lists. These products include Business America on CD-ROM, which contains the Company's complete database of U.S. businesses, 177,000 Big Businesses, 575,000 Physicians and Surgeons, 4.5 Million Small Business Owners and many others. The Company's consumer CD-ROM products are the perfect reference tool for home or office. They are an affordable way to look up addresses and phone numbers of businesses and people anywhere in the country. Theses products include 130 Million Listings; The Ultimate Phone Book, 104 Million Businesses and Households, Streets USA and many others. The Company also purchased Digital Directory Assistance, Inc., the publisher of PhoneDisc CD-ROM products which adds depth to its existing line of CD-ROM phone directory products. These products include PhoneDisc Powerfinder, Powerfinder Pro and U.S. Homes and Businesses. The customer can view and select information for printing lists, labels or cards or download information to a disk drive. An annual license fee enables a customer to access and use a specified number of names. Proprietary metering and clock technologies monitor the number of names printed or downloaded, and the length of time since the product was installed. When the specified number of names is reached, the customer must contact the Company to purchase additional names. An internal clock prohibits use of the product after one year from the installation date. Customers that renew the annual license receive an updated version of the product immediately.

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

     Business Credit Profiles allows callers to obtain Experian credit reports over the phone or fax machine to determine whether a prospective customer is likely to pay bills on time, or to check credit histories on suppliers or competitors.

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

     Data vendors, such as Dun's Marketing Services ("DMS"), a division of Dun & Bradstreet, Inc., Equifax Inc. ("Equifax") and Experian compete with the Company with respect to customized business information products. DMS, which relies upon information compiled from Dun & Bradstreet's credit database, tends to focus on large companies. Equifax and Experian primarily provide information on consumers rather than businesses. The Company believes that its focus on small businesses enables it to compete effectively against these companies.

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

EMPLOYEES

     As of December 31, 1996, the Company employed a total of 1,100 persons on a full-time basis. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2. PROPERTIES.
        ----------

     The Company's headquarters are located in a 108,000 square foot facility in Omaha, Nebraska, where the Company performs data compilation, telephone verification, data development services, and sales and administrative activities. Order fulfillment and shipping are conducted at the Company's 30,000 square foot Carter Lake, Iowa facility, which is located 15 miles from its headquarters. The Company owns both of these facilities, as well as adjacent land for possible future expansion. The Company also leases sales office space at various locations, the aggregate rental obligations of which are not significant. The Company is currently expanding its headquarters in Omaha to accommodate growth. The expansion is expected to be complete sometime in mid-1997.

ITEM 3. LEGAL PROCEEDINGS.
        -----------------

    Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
        --------------------------------------------------

    Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT


      Name                Positions Held                                   Age
      ----                --------------                                   ---
Vinod Gupta         Chairman of the Board and Chief Executive Officer      50
                    since its incorporation in 1972, President since
                    its inception in 1972 through September 1991 and
                    from December 1995 to January 1997.

Jon H. Wellman      President & Chief Operating Officer since January      45
                    1997; Executive Vice President from 1996 to 1997;
                    Chief Financial Officer and Secretary from 1995
                    to present. Vice President and Chief Financial
                    Officer at Signal Technology Corporation from
                    1994 to 1995; Partner with Coopers and Lybrand
                    from 1989 to 1994.

Edward C. Mallin    Senior Vice President since August 1994; Vice          47
                    President from 1990-1994.

Fred Vakili         Senior Vice President since January 1994; Vice         43
                    President from 1992-1994; various other marketing
                    and sales management positions; joined the Company
                    in 1985.

Monica Messer       Executive Vice President since January 1997;
                    Senior Vice President from 1996 - 1997; Vice           34
                    President from 1988-1996; Vice President of Data
                    Processing from 1985-1988; Research and
                    Development Manager from 1984-1985.

Jack Betts          Senior Vice President from January 1996; Vice          46
                    President from 1994-1995; Senior Vice President
                    from 1988-1994; other various management
                    positions; joined the Company in 1982.

William Chasse      Executive Vice President since October 1996;           38
                    Senior Vice President from 1995-1996; Vice
                    President from 1992-1995; Director of Online
                    Information from 1988-1991.

William Kerrey      Senior Vice President since August 1994; Vice          49
                    President from 1989-1994.

      Name                Positions Held                                   Age
      ----                --------------                                   ---
Ed Fuxa             Corporate Controller since 1991; Audit Supervisor      34
                    for Coopers & Lybrand from 1985-1991.

Eric Groves         Vice President since September 1996; Director of       32
                    Corporate Development for MFS Communications
                    Company, Inc. during 1996; Manager, Corporate
                    Development for SBC Communications, Inc. from
                    1993-1996; Graduate School of Management -
                    University of Iowa from 1991-1993.

Tom Lingelbach      Senior Vice President since October 1996; Vice         49
                    President from 1991-1996; Senior Vice President of
                    Custom Products from 1988-1991; Senior Vice
                    President of Marketing and Sales from 1987-1988;
                    Vice President of Sales 1986-1987; various others
                    sales management positions from 1983-1985.

Elliott Katz        Senior Vice President since January 1997; Vice         53
                    President from 1996-1997; Vice President of
                    Corporate Development and Sales Training for
                    Superior Coffee and Foods, a division of the Sara
                    Lee Corporation from 1981-1996.

Claude Schoch       Senior Vice President since 1996; President of         42
                    Digital 42 Directory Assistance, Inc. from
                    1986-1996.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          -----------------------------------------------------------------
          MATTERS.
          -------

    The Company's Common Stock $0.0025 par value, is traded on the NASDAQ National Market System under the symbol ABII. The high and low closing prices for the Company's Common Stock during 1995 and 1996, as adjusted for the stock dividend in August 1995, were as follows:

     1995                                         High      Low
     ----                                        ------    -----
 First Quarter.............................      $14.83    $10.83

 Second Quarter............................      $19.83    $14.17

 Third Quarter.............................      $21.50    $17.17

 Fourth Quarter............................      $21.25    $16.75

    1996                                          High      Low
    ----                                         ------    -----

 First Quarter.............................      $19.38    $15.00

 Second Quarter............................      $19.75    $16.00

 Third Quarter.............................      $18.63    $11.75

 Fourth Quarter............................      $22.75    $16.38

As of March 7, 1997, there were 134 stockholders of record.

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

Recent Sales of Unregistered Common Stock
-----------------------------------------

     In September 1996, the Company issued 600,000 unregistered shares of its Common Stock, $.0025 par value, to Digital Directory Assistance, Inc. ("DDAI"), as partial consideration for certain assets and liabilities of DDAI. In addition, in the fourth quarter of 1996, the Company issued 828,000 unregistered shares of its Common Stock, $.0025 par value, in a series of unrelated acquisitions. In February 1997, the Company issued approximately 2,200,000 unregistered shares of its Common Stock, $.0025 par value, as partial consideration for the acquisition of the outstanding stock of DBA Holdings, Inc. The shares were issued either to the stockholders of the acquired companies in exchange for their stock, or to the acquired companies themselves in exchange for certain of the assets and liabilities of such companies. In each of the above referenced transactions, the Company relied upon the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering. Exemption under
Section 4(2) was claimed in each instance because each of the above referenced transactions was an unrelated negotiated transaction, in no single transaction did more than 7 entities or individuals become the direct or indirect owners of the Company's Common Stock, and in no case was there any form of general solicitation, advertising or plan of distribution. See also Notes 3 and 17 of the Notes to Consolidated Financial Statements.

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

                                                                                     Year Ended December 31,
                                                                 ------------------------------------------------------------------
                                                                    1996          1995          1994             1993         1992
                                                                    ----          ----          ----             ----         -----
                                                                                 (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales......................................................   $108,298     $86,766       $69,603          $55,752      $48,517
Costs and expenses:
  Database and production costs................................     29,272      23,999        18,321           13,973       11,774
  Selling, general and administrative..........................     45,766      34,000        28,249           23,072       20,051
  Depreciation and amortization................................      4,855       3,469         2,957            2,651            -
  One-time, non-cash items (1).................................     21,500           -             -                -            -
                                                                  --------     -------       -------          -------      -------
Total costs and expenses.......................................    101,393      61,468        49,527           39,696       34,235
                                                                  --------     -------       -------          -------      -------
Operating income...............................................      6,905      25,298        20,076           16,056       14,282
Other income (expense):
  Investment income............................................      3,194       1,322         1,109            1,172          607
  Interest expense.............................................       (209)       (157)         (247)            (298)        (605)
  Other........................................................       (943)          -             -                -           58
                                                                  --------     -------       -------          -------      -------
Income before income taxes and discontinued
  operation....................................................      8,947      26,463        20,938           16,930       14,342
Income taxes...................................................      3,400       9,800         7,710            5,941        4,435
                                                                  --------     -------       -------          -------      -------
Income from continuing operations..............................      5,547      16,663        13,228           10,989        9,907
Loss on discontinued operation.................................       (355)     (2,317)         (404)            (214)           -
Loss from abandonment of subsidiary............................     (1,373)          -             -                -            -
                                                                  --------     -------       -------          -------      -------
Net income.....................................................   $  3,819     $14,346       $12,824          $10,775      $ 9,907
                                                                  ========     =======       =======          =======      =======
Historical and pro forma information(2)
  Net income...................................................   $  3,819     $14,346       $12,824          $10,775      $ 9,162
                                                                  ========     =======       =======          =======      =======
Earnings per share:
  Income from continuing operations............................      $0.26       $0.80         $0.64            $0.53        $0.45
  Loss on discontinued operation and
    abandonment of subsidiary..................................      (0.08)      (0.11)        (0.02)           (0.01)           -
                                                                  --------     -------       -------          -------      -------
  Net income...................................................      $0.18       $0.69         $0.62            $0.52        $0.45
                                                                  ========     =======       =======          =======      =======

Weighted average shares outstanding............................     21,033      20,738        20,678           20,658       20,165
                                                                  ========     =======       =======          =======      =======
                                                                                               December 31,
                                                                 ------------------------------------------------------------------
                                                                    1996          1995          1994             1993         1992
                                                                    ----          ----          ----             ----         -----
                                                                                           (In thousands)
BALANCE SHEET DATA:
Working capital................................................   $ 46,668     $47,708       $35,411          $30,765      $23,465
Total assets...................................................    108,576      90,791        77,783           61,027       47,807
Long-term debt, including current portion......................      1,135       2,039         3,821            4,587        5,306
Shareholders' equity...........................................     88,052      78,429        63,326           50,665       39,508

____________________

(1) Represents charges for the purchased research and development of approximately $10 million relating to the acquisition of Digital Directory Assistance, Inc. in August 1996, and the change in estimated useful lives of approximately $11.5 million due to management's evaluation of the remaining lives of certain intangibles related to acquisitions prior to 1995.

(2) Prior to February 1992, the Company was taxed as an S corporation. Accordingly, net income prior to February 1992 contained no provision for federal and state income taxes. Pro forma net income reflects a pro forma tax combined federal and state income tax rate of 36% in 1992. The Company ceased being taxed as an S corporation February 1992.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

OVERVIEW

     The Company is a leading provider of business-to-business marketing information which it supplies from its proprietary database containing information on approximately 10 million businesses in the United States and 1 million businesses in Canada.

     The Company generally recognizes revenues from sales of its products and services at the time the product is delivered or the service is performed. The pricing of the products and services varies according to the number of names supplied, the type of information purchased, the medium through which the information is delivered, and the channel of distribution. In 1996, over 100,000 customers purchased the Company's products and services.

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

     The Company completed five acquisitions in the second half of 1996 and the first quarter 1997. As a result of the acquisitions in 1996, the Company wrote-off $10 million of in-process research and development costs. The Company will be taking a significant write-off in the first quarter of 1997 as a result of its acquisition of Database America Companies, Inc. (DBA). The write off will amount to roughly $70 million and will result in a net loss for the Company in 1997. In addition, the Company entered into a $65 million credit facility to finance a portion of the DBA acquisition, which prohibits the Company from declaration of dividends without prior approval from the lenders. Borrowings under the facility will result in a significant increase in interest expense.

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales:

                                                                                  Year Ended December 31
                                                                                -------------------------

                                                                                1996       1995      1994
                                                                                ----       ----      ----
Net sales........................................................               100%       100%      100%
Costs and expenses:
   Database and production costs.................................                27         28        26
   Selling, general and administrative...........................                42         39        41
   Depreciation and amortization.................................                 5          4         4
   One-time, non-cash items......................................                20          -         -
                                                                               ----       ----      ----
Total costs and expenses.........................................                94         71        71
                                                                               ----       ----      ----
Operating income.................................................                 6         29        29
Other income (expense)...........................................                 2          1         1
                                                                               ----       ----      ----
Income before income taxes and discontinued operation............                 8         30        30
Income taxes.....................................................                 3         11        11
                                                                               ----       ----      ----
Income from continuing operations................................                 5         19        19
   Loss on discontinued operation and abandonment of subsidiary..                 1          2         1
                                                                               ----       ----      ----
Net income.......................................................                 4%        17%       18%
                                                                               ====       ====      ====

_______________

1996 COMPARED TO 1995

     Net sales increased 25% to $108.3 million in 1996 from $86.8 million in 1995. The Company's sales lead and directory products accounted for $10.0 million of this increase while sales from CD-ROM products increased $7.3 million from the prior year.

     Database and production costs for 1996 increased to $29.3 million, or 27% of net sales, from $24.0 million, or 28% of net sales, in 1995. These amounts primarily represent the costs of compiling and telephone verifying information in the database, fulfilling customer orders, the direct costs associated with the production of CD-ROM titles, and royalty costs.

     Selling, general and administrative expenses increased in 1996 to $45.8 million, or 42% of net sales, from $34.0 million, or 39% of net sales in 1995. The increased spending as a percentage of net sales was primarily attributable to an overall increase in direct marketing activities for all of the Company's products and services, continued investment in a field sales organization and promotional marketing of CD-ROM products.

     Depreciation and amortization expense increased to $4.9 million in 1996 from $3.5 million in 1995, primarily due to the increased amortization related to acquisitions.

     During the third quarter of 1996, the Company recorded one-time, non-cash charges to continuing operation of $10.0 million for purchased in-process research and development associated with the August 1996 acquisition of Digital Directory Assistance, Inc. and $11.5 million associated with a change in the estimated useful lives of certain intangible assets related to acquisitions prior to 1995.

     Operating income in 1996 was $6.9 million, or 6% of net sales, compared to $25.3 million, or 29% of net sales, in 1995. Excluding the one-time, non-cash items described above, operating income for 1996 would have been $28.4 million, or 26% of net sales.

     Investment income during 1996 increased to $3.2 million from $1.3 million in 1995, due to net realized gains of $1.3 million on the sale of marketable securities during 1996 compared to net realized losses of $339 thousand on the sale of marketable securities during 1995. Interest expense increased slightly to $209 thousand in 1996 from $157 thousand in 1995 due to the addition of capitalized equipment leases during early 1996. Other expenses consists of a $740 thousand permanent write-down on an equity investment included in other assets of the consolidated balance sheet and $203 thousand of costs associated with the pooling-of-interests transaction.


1995 COMPARED TO 1994

     Net sales increased 25% to $86.8 million in 1995 from $69.6 million in 1994. The Company's sales lead and directory products accounted for $9.6 million of this increase with the remaining $7.6 million increase coming from CD-ROM products. Revenue increases for all products were the result of an increase in both the number and average size of orders placed by customers. There were no significant price increases for the Company's products and services during the year.

     Database and production costs for 1995 increased to $24.0 million, or 28% of net sales, from $18.3 million, or 26% of net sales, in 1994. These amounts primarily represent the costs of compiling and telephone verifying information in the database and fulfilling customer orders, the direct costs associated with the production of CD-ROM titles, and royalty costs. The increase in database and production costs as a percentage of net sales was primarily attributable to increased sales of CD-ROM products which bear a slightly higher level of costs then the Company's traditional lead generation products.

     Selling, general and administrative expenses increased in 1995 to $34.0 million from $28.2 million in 1994. The increased spending was primarily attributable to an overall increase in direct marketing activities for all of the Company's products and services, continued investment in a field sales organization and promotional marketing of CD-ROM products. Overall spending levels were in line with revenue generation as selling, general and administrative expenses decreased in 1995 to 39% of net sales compared to 41% of net sales in 1994.

     Depreciation and amortization expense increased to $3.5 million in 1995 from $3.0 million in 1994, primarily due to the increased amortization related to acquisitions.

     Operating income in 1995 was $25.3 million, or 29% of net sales, compared to $20.1 million, or 29% of net sales, in 1994.

     Investment income during 1995 increased to $1.3 million compared to $1.1 in 1994 due to the increase in cash and cash equivalents and investments. Interest expense decreased to $157 thousand in 1995 from $247 thousand in 1994 due to lower outstanding debt balances during 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $7.5 million and short term investments of $22.8 million. The Company has revolving lines of credit totaling $10.0 million, which had no outstanding balance at December 31, 1996.

     Net cash provided by operating activities for 1996 totaled $13.7 million compared to $15.8 million in the same period of 1995. The decrease is due primarily to a higher level of outstanding trade accounts receivable. The Company spent $2.9 million on upgrades to data processing equipment and $1.8 million for land and building improvements to its Omaha, Nebraska and Carter Lake, Iowa facilities. The Company anticipates spending an additional $4.0 million over the next twelve months for equipment and facility expansion.

     The Company paid $4.0 million in September 1996 as part of the estimated purchase price of $17.1 million for Digital Directory Assistance, Inc. A promissory note of $7.9 million was paid the Seller in January 1997, which was funded using the Company's cash equivalents. The remaining amount due the Seller of approximately $5.2 million was paid through the issuance of the Company's common stock.

     Subsequent to December 31, 1996, the Company entered into a $65 million Credit Facility with First Union Bank. The purpose of the facility was to finance a portion of the acquisition of Database America Companies, Inc. In addition, the bank syndicate led by First Union Bank recently approved an additional $10 million of availability under the Credit Facility. This will increase the Credit Facility to $75 million and provide the Company with additional access to working capital.

     The Company believes that cash flows from operations and its cash and short term investments will be sufficient to fund its foreseeable operating and capital expenditure needs for at least the next twelve months. Additional financing may be required in the event that other capital investment, business expansion or acquisition opportunities arise.

FACTORS THAT MAY AFFECT OPERATING RESULTS.

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

     Risks Associated With Recent and Future Acquisitions. During the past year, the Company has made a number of strategic acquisitions. Acquisitions may result in the diversion of management's attention from day-to-day operations and may include numerous other risks and costs, including risks and costs relating to difficulties in the integration of operations, products and personnel. To the extent that efforts to pursue acquisition opportunities have in the past resulted, or may in the future result, in a diversion of resources or that efforts to integrate recent and future acquisitions fail, there could be a material adverse effect on the Company's business, results of operations and financial condition. Acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, and amortization expenses related to goodwill and other intangible assets. While there are currently no commitments with respect to any particular material acquisitions, the Company's mamagement has historically evaluated on an ongoing basis the strategic opportunities available to the Company. The Company may in the near- or long-term future pursue acquisitions of complementary products, technologies or businesses.

     Competition. The business information industry is highly competitive. In particular, the rapid expansion of the Internet creates a substantial new channel for distributing business information to the market, and a new avenue for future entrants to the business information industry. There is no guarantee that the Company will be successful in this new market. Many of the Company's principal competitors have substantially greater resources than the Company. In addition, the Company has no control over the possible future entry into the marketplace of other potential competitors, some of which may be much larger than the Company and may have much larger capital bases from which to develop and compete with the Company.

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

     Limited Protection of Intellectual Property and Proprietary Rights. The Company relies on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the company's products or reverse engineer or obtain and use information that the Company regards as proprietary. The Company generally licenses its software products to end-users on a "right to use" basis pursuant to a perpetual license. The Company licenses some of its products under "shrink-wrap" licenses (i.e., licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees, and purport to take effect upon the opening of the product package. Certain license provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the foregoing measures will be adequate to protect the Company's intellectual property.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

     The information required by this item (other than selected quarterly financial data which is set forth below) is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-17 hereof.

     The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 1996. This information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company's audited consolidated financial statements and the notes thereto.

                                                  1996 Quarter Ended                          1995 Quarter Ended
                                     ------------------------------------------    ----------------------------------------
                                     March 31     June 30   Sept. 30    Dec. 31    March 31   June 30    Sept. 30   Dec. 31
                                     --------     -------   --------    -------    --------   -------    --------   -------
                                                               (in thousands, except per share data)
 Net sales.........................   $24,785     $24,325   $ 27,585    $31,603    $20,696    $21,209    $21,501    $23,360
 Costs and expenses:
   Database and production costs...     6,274       6,654      7,745      8,599      5,141      5,986      6,149      6,723
   Selling, general and
     administrative................    10,152      10,113     11,409     14,092      8,255      8,103      8,366      9,276
   Depreciation and amortization...     1,164       1,165        962      1,564        790        807        796      1,076
   One-time, non-cash items........         -           -     21,500          -          -          -          -          -
                                      -------     -------   --------    -------    -------    -------    -------    -------
 Total costs and expenses..........    17,590      17,932     41,616     24,255     14,186     14,896     15,311     17,075
                                      -------     -------   --------    -------    -------    -------    -------    -------

 Operating income (loss)...........     7,195       6,393    (14,031)     7,348      6,510      6,313      6,190      6,285
 Other income (expense),  net......       399         613       (238)     1,268        (25)       430        334        426
                                      -------     -------   --------    -------    -------    -------    -------    -------
 Income before income taxes and
  discontinued operation...........     7,594       7,006    (14,269)     8,616      6,485      6,743      6,524      6,711
 Income taxes......................     2,885       2,630     (5,389)     3,274      2,420      2,465      2,420      2,495
                                      -------     -------   --------    -------    -------    -------    -------    -------
 Income (loss) from
  continuing operations............     4,709       4,376     (8,880)     5,342      4,065      4,278      4,104      4,216
   Loss on discontinued operation..         -           -       (355)         -       (251)    (1,896)         -       (170)
   Loss from abandonment
    of subsidiary..................         -           -     (1,373)         -          -          -          -          -
                                      -------     -------   --------    -------    -------    -------    -------    -------
 Net income (loss).................   $ 4,709     $ 4,376   $(10,608)   $ 5,342    $ 3,814    $ 2,382    $ 4,104    $ 4,046
                                      =======     =======   ========    =======    =======    =======    =======    =======
Earnings (loss) per share:
 Income (loss) from continuing
  operations.......................   $  0.23     $  0.21   $  (0.43)   $  0.25    $  0.20    $  0.20    $  0.20    $  0.20
   Loss on discontinued operation
    and abandonment of
     subsidiary....................         -           -       (.08)         -      (0.01)     (0.09)         -      (0.01)
                                      -------     -------   --------    -------    -------    -------    -------    -------
 Net income (loss).................     $0.23       $0.21     $(0.51)     $0.25      $0.19      $0.11      $0.20      $0.19
                                      =======     =======   ========    =======    =======    =======    =======    =======
Weighted average shares
  outstanding......................    20,783      20,801     20,840     21,701     20,685     20,719     20,768     20,775
                                      =======     =======   ========    =======    =======    =======    =======    =======
                                                  1996 Quarter Ended                          1995 Quarter Ended
                                     ------------------------------------------    ----------------------------------------
                                     March 31     June 30   Sept. 30    Dec. 31    March 31   June 30    Sept. 30   Dec. 31
                                     --------     -------   --------    -------    --------   -------    --------   -------
AS A PERCENTAGE OF NET SALES:
 Net sales.........................   100%         100%      100%         100%       100%      100%       100%       100%
 Costs and expenses:
    Database and production costs..    25           27        28           27         25        28         29         29
    Selling, general and
     administrative................    41           42        41           45         40        38         39         40
    Depreciation and amortization..     5            5         4            5          4         4          4          5
    One-time, non-cash items.......     -            -        78            -          -         -          -          -
                                     ----         ----      ----        -----      -----      ----       ----       ----
    Operating income (loss)........    29           26       (51)          23         31        30         29         27

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

     Not applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          ---------------------------------------------------

     The required information regarding Directors of the registrant is incorporated by reference to the information under the caption "Nominees for Election at the Annual Meeting" and "Incumbent Directors whose Terms of Office Continue After the Annual Meeting" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 23, 1997.

     The required information regarding Executive Officers of the registrant is contained in Part I of this Form 10-K.

     The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference to the information under the caption "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 23, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------

     Incorporated by reference to the information under the captions "Executive Compensation" and "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 23, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

     Incorporated by reference to the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 23, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

     Incorporated by reference to the information under the captions "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 23, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

     (a)  The following documents are filed as a part of this Report:

          1.   Financial Statements.  The following Consolidated Financial
               --------------------
Statements of American Business Information, Inc. and Report of Independent Accountants are included at pages F-1 through F-17 of this Form 10-K:

               DESCRIPTION                                                PAGE NO.
          --------------------------                                      --------
          Report of Independent Accountants..........................       F-2
          Consolidated Balance Sheets as of December 31, 1996
          and 1995...................................................       F-3
          Consolidated Statements of Operations for the Years
          Ended December 31, 1996, 1995, and 1994....................       F-4
          Consolidated Statements of Stockholders' Equity for
          the Years Ended December 31, 1996, 1995, and 1994..........       F-5
          Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1996, 1995, and 1994....................       F-6
          Notes to Consolidated Financial Statements.................       F-7

          2.   Financial Statement Schedule.  The following consolidated
               ----------------------------
financial statement schedule of American Business Information, Inc. and Subsidiaries for the years ended December 31, 1996, 1995 and 1994 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements.

               DESCRIPTION                                                PAGE NO.
          --------------------------                                      --------
          Schedule II    Valuation and Qualifying Accounts...........       S-1

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

          3.   Exhibits.  The following Exhibits are filed as part of, or
               --------
incorporated by reference into, this report:

           Exhibit
             No.                Description
           -------    ------------------------------------
            3.1       Certificate of Incorporation, Amended as of September,
                      1996

            3.2 (1)   By-laws

            4.1 (1)   Specimen Certificate representing the Common Stock

            10.1      1992 Stock Option Plan, Amended as of March, 1997

            10.2 (2)  Form of Indemnification Agreement with Officers and
                      Directors

            10.8 (4)  Asset Purchase Agreement between the Company and Digital
                      Directory Assistance, Inc.

            10.9 (5) Agreement and Plan of Reorganization between the Company and the Shareholders of DBA Holdings, Inc.

            10.10 (5) Agreement and Plan of Merger between the Company and DBA
                      Holdings, Inc.

            10.11 (5) Loan Agreement between the Company and First Union
                      National Bank of North Carolina

            10.12     Registration Rights Agreement between the Company and
                      3319977 Canada Inc.

            10.13     Registration Rights Agreement between the Company and the
                      Shareholders of Digital Directory Assistance, Inc.

            10.14     Registration Rights Agreement between the Company and the
                      Shareholders of County Data Corp.

            11        Statement re: computation of per share earnings

            21        Subsidiaries and State of Incorporation

            23        Consent of Independent Accountants

            24        Power of Attorney (included on signature page)

            27        Financial Data Schedule

_________

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

(4) Incorporated by Reference to exhibits filed with registrant's current report on Form 8-K dated September 10, 1996.

(5) Incorporated by reference to exhibits filed with Registrant's report on Form 8-K dated February 28, 1997.

     (b)  Reports on Form 8-K:

          On September 10, 1996, the Company filed a current report on Form 8-K, which was subsequently amended by a Form 8-K/A, related to the acquisition of Digital Directory Assistance, Inc.

          On February 28, 1997, the Company filed a current report on Form 8-K related to the acquisition of DBA Holdings, Inc.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN BUSINESS INFORMATION, INC.



By: /s/ Vinod Gupta
    --------------------------------
     Vinod Gupta
     Chairman of the Board and
     Chief Executive Officer

     Dated:  March 28, 1997

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vinod Gupta and Jon Wellman, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                     Title                                             Date
-------------------           -----------------                                    --------
/s/ Vinod Gupta                Chairman of the Board, Chief                         March 28, 1997
-------------------------      Executive Officer (principal
Vinod Gupta                    executive officer)


/s/ Jon H. Wellman             President, Chief Operating Officer,                  March 28, 1997
-------------------------      acting Chief Financial Officer
Jon H. Wellman                 (principal financial and accounting officer)


/s/ Jon D. Hoffmaster          Director                                             March 28, 1997
-------------------------
Jon D. Hoffmaster


/s/ Gautam Gupta               Director                                             March 28, 1997
-------------------------
Gautam Gupta


/s/ Elliot S. Kaplan           Director                                             March 28, 1997
-------------------------
Elliot S. Kaplan


/s/ Harold Andersen            Director                                             March 28, 1997
-------------------------
Harold Andersen


/s/ George F. Haddix           Director                                             March 28, 1997
-------------------------
George F. Haddix


/s/ George J. Kubat            Director                                             March 28, 1997
-------------------------
George J. Kubat


/s/ Paul A. Goldnor            Director                                            March 28, 1997
-------------------------
Paul A. Goldnor


             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----
American Business Information, Inc. and Subsidiaries:

 Report of Independent Accountants..................................... F-2

 Consolidated Balance Sheets as of December 31, 1996 and 1995.......... F-3

 Consolidated Statements of Operations for the Years Ended
    December 31, 1996, 1995 and 1994................................... F-4

 Consolidated Statements of Stockholders' Equity for the Years Ended
    December 31, 1996, 1995 and 1994................................... F-5

 Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1996, 1995 and 1994................................... F-6

 Notes to Consolidated Financial Statements............................ F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of American Business Information, Inc.:

We have audited the consolidated financial statements and the financial statement schedule of American Business Information, Inc. and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Business Information, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                              /s/ Coopers & Lybrand L.L.P.
                                              COOPERS & LYBRAND L.L.P.


Omaha, Nebraska
January 24, 1997, except for Note 17,
for which the date is February 15, 1997

                    AMERICAN BUSINESS INFORMATION, INC. AND
                                 SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     _____________________________________

                       AS OF DECEMBER 31, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                  ASSETS                                                      1996         1995
                  ------                                                      ----         ----
Current assets:
 Cash and cash equivalents.............................................        7,497      $11,999
 Marketable securities.................................................       22,810       23,350
 Trade accounts receivable, net of allowances of $2,061 and
   $1,161, respectively................................................       30,293       19,215
 Income taxes receivable...............................................        1,141            -
 Prepaid expenses......................................................        3,761        1,733
 Deferred marketing costs..............................................        1,263          996
                                                                             -------      -------
   Total current assets................................................       66,765       57,293
                                                                             -------      -------

Property and equipment, net............................................       18,886       13,885
Net assets of business transferred under contractual arrangement.......            -        2,972
Intangible assets, net of accumulated amortization.....................       16,916       14,642
Deferred income taxes..................................................        5,388            -
Other assets...........................................................          621        1,999
                                                                             -------      -------
                                                                            $108,576      $90,791
                                                                             =======      =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
 Current portion of long-term debt.....................................          708      $   969
 Note payable to shareholders..........................................        7,925            -
 Accounts payable......................................................        5,520        4,254
 Accrued payroll expenses..............................................        2,352        2,205
 Accrued expenses......................................................          711          241
 Income taxes payable..................................................            -          143
 Deferred revenue......................................................        2,117        1,650
 Deferred income taxes.................................................          764          123
                                                                             -------       ------
   Total current liabilities...........................................       20,097        9,585
                                                                             -------       ------

Long-term debt, net of current portion.................................          427        1,070
Deferred income taxes..................................................            -        1,707

Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.0025 par value.  Authorized 5,000,000 shares;
    none issued or outstanding.........................................            -            -
 Common stock, $.0025 par value. Authorized 25,000,000 shares;
    issued and outstanding 22,100,960 shares at December 31, 1996,
    and 20,776,860 shares at December 31, 1995.........................           55           51
 Paid-in capital.......................................................       35,370       27,342
 Retained earnings.....................................................       55,287       51,282
 Treasury stock, at cost, 165,000 shares held at December 31, 1996,
   and 0 shares held at December 31, 1995..............................       (2,281)           -
 Unrealized holding loss, net of tax...................................         (379)        (246)
                                                                             -------      -------
  Total stockholders' equity...........................................       88,052       78,429
                                                                             -------      -------
                                                                            $108,576      $90,791
                                                                             =======      =======

   The accompanying notes are an integral part of the consolidated financial statements.

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    ______________________________________

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              1996           1995           1994
                                                              ----           ----           ----
Net sales.................................................  $108,298        $86,766        $69,603
Costs and expenses:
  Database and production costs...........................    29,272         23,999         18,321
  Selling, general and administrative.....................    45,766         34,000         28,249
  Depreciation and amortization...........................     4,855          3,469          2,957
  One-time, non-cash items................................    21,500              -              -
                                                            --------        -------        -------
                                                             101,393         61,468         49,527
                                                            --------        -------        -------
Operating income..........................................     6,905         25,298         20,076
Other income (expense):
  Investment income.......................................     3,194          1,322          1,109
  Interest expense........................................      (209)          (157)          (247)
  Other...................................................      (943)             -              -
                                                            --------        -------        -------
Income before income taxes and discontinued operation.....     8,947         26,463         20,938
Income taxes..............................................     3,400          9,800          7,710
                                                            --------        -------        -------
Income from continuing operations.........................     5,547         16,663         13,228
  Loss on discontinued operation..........................      (355)        (2,317)          (404)
  Loss from abandonment of subsidiary.....................    (1,373)             -              -
                                                            --------        -------        -------
Net income................................................  $  3,819        $14,346        $12,824
                                                            ========        =======        =======

Earnings per share:
 Income from continuing operations........................  $   0.26        $  0.80        $  0.64
   Loss on discontinued operation and abandonment of
     subsidiary...........................................     (0.08)         (0.11)         (0.02)
                                                            --------        -------        -------
 Net income...............................................  $   0.18        $  0.69        $  0.62
                                                            ========        =======        =======
Weighted average shares outstanding.......................    21,033         20,738         20,678
                                                            ========        =======        =======

   The accompanying notes are an integral part of the consolidated financial statements.

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     _____________________________________

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                           Net           Total
                                                       Common     Paid-in      Retained    Treasury     Unrealized    Stockholders
                                                        Stock     Capital      Earnings      Stock     Holdings Loss     Equity
                                                        -----     -------      --------     ------     -------------     ------
Balances, December 31, 1993....................          $34      $26,519      $24,112     $     -        $   -          $50,665
Issuance of 6,750 shares of common stock.......            -           54            -           -            -               54
Unrealized holding loss, net of tax............            -            -            -           -         (217)            (217)
Net income.....................................            -            -       12,824           -            -           12,824
                                                         ---      -------      -------     -------        -----          -------

Balances, December 31, 1994....................           34       26,573       36,936           -         (217)          63,326
Issuance of 94,125 shares of common stock......            -          786            -           -            -              786
Unrealized holding loss, net of tax............            -            -            -           -          (29)             (29)
3 for 2 stock split............................           17          (17)           -           -            -                -
Net income.....................................            -            -       14,346           -            -           14,346
                                                         ---      -------      -------     -------        -----          -------

Balances, December 31, 1995....................           51       27,342       51,282           -         (246)          78,429
Issuance of 1,220,975 shares of common stock...            3       12,155            -           -            -           12,158
Issuance of 560,000 shares of common stock.....
   in pooling-of-interests transaction.........            2           86          186           -            -              274
Repurchase and retirement of 291,875
   shares of common stock......................           (1)      (5,588)           -           -            -           (5,589)
Tax benefit related to employee stock options..            -        1,375            -           -            -            1,375
Acquisition of treasury stock..................            -            -            -      (2,281)           -           (2,281)
Unrealized holding loss, net of tax............            -            -            -           -         (133)            (133)
Net income.....................................            -            -        3,819           -            -            3,819
                                                         ---      -------      -------     -------        -----          -------

Balances, December 31, 1996                              $55      $35,370      $55,287     $(2,281)       $(379)         $88,052
                                                         ===      =======      =======     =======        =====          =======

  The accompanying notes are an integral part of the consolidated financial statements.

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       ________________________________

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (IN THOUSANDS)

                                                                     1996       1995       1994
                                                                     ----       ----       ----
Cash flows from operating activities:
  Net income.......................................................  $  3,819   $ 14,346   $ 12,824
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..................................     4,855      3,469      3,125
    Deferred income taxes..........................................    (6,307)       914        574
    Impairment of other assets.....................................       740        630          -
    One-time non-cash items........................................    21,500          -          -
    Loss on discontinued operation and abandonment of subsidiary...     2,788      1,833          -
    Net realized (gains) losses on sale of marketable securities...    (1,267)       339          -
Changes in assets and liabilities, net of effect of
 acquisitions and disposals:
    Trade accounts receivable......................................    (7,762)    (4,771)    (2,166)
    Prepaid expenses...............................................    (1,611)      (796)       211
    Deferred marketing costs.......................................      (267)      (996)         -
    Accounts payable...............................................    (1,422)     2,480        615
    Income taxes receivable and payable............................    (1,291)      (203)       573
    Accrued expenses...............................................       (50)    (1,426)     2,330
                                                                     --------   --------   --------

          Net cash provided by operating activities................    13,725     15,819     18,086


Cash flows from investing activities:
    Proceeds from sales of marketable securities...................    18,865     15,787     15,248
    Purchases of marketable securities.............................   (17,348)   (24,792)   (15,316)
    Purchases of property and equipment............................    (6,755)    (3,554)    (3,580)
    Acquisitions of businesses, including minority interest........    (6,484)    (1,174)    (8,246)
    Software development costs.....................................    (1,955)      (512)         -
    Other..........................................................       347       (660)      (500)
                                                                     --------   --------   --------

          Net cash used in investing activities....................   (13,330)   (14,905)   (12,394)

Cash flows from financing activities:
    Repayment of long-term debt....................................    (1,450)    (3,192)    (5,566)
    Proceeds from long-term debt...................................         -          -      4,800
    Issuance of common stock.......................................     3,048        786         54
    Tax benefit related to employee stock options..................     1,375          -          -
    Acquisition of treasury stock..................................    (2,281)         -          -
    Repurchase and retirement of common stock......................    (5,589)         -          -
                                                                     --------   --------   --------

          Net cash used in financing activities....................    (4,897)    (2,406)      (712)
                                                                     --------   --------   --------

Net increase (decrease) in cash and cash equivalents...............    (4,502)    (1,492)     4,980
Cash and cash equivalents, beginning...............................    11,999     13,491      8,511
                                                                     --------   --------   --------
Cash and cash equivalents, ending..................................  $  7,497   $ 11,999   $ 13,491
                                                                     ========   ========   ========

Supplemental cash flow information:
    Interest paid..................................................  $     78   $    165   $    259
                                                                     ========   ========   ========

    Income taxes paid..............................................  $  8,280   $  8,226   $  6,328
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

     Revenue Recognition: The Company recognizes revenue from the sale of product or license of information at the time of delivery. A portion of the revenue is deferred and recognized over the license term when the Company is required to provide updated information. Allowance is made currently for estimated returns and for estimated uncollectable amounts. Actual experience has been within management's expectations.

     Database Costs: Costs to maintain and enhance the Company's database are expensed as incurred.

     Advertising Costs: Certain direct-response advertising costs are capitalized and amortized over periods that correspond to the estimated revenue stream of the individual advertising activity. All other advertising costs are expensed as the advertising takes place. Total unamortized marketing costs at December 31, 1996 and 1995, was $1.3 million and $1.0 million, respectively. Total advertising expense included in net income for the years ending December 31, 1996, 1995, and 1994 was $11.0 million, $10.8 million and $8.6 million, respectively.

     Software Capitalization: Until technological feasibility is established, software development costs are expensed as incurred. After that time, direct costs are capitalized and amortized using the straight-line method over the estimated economic life, generally one to three years. Unamortized software costs included in intangible assets at December 31, 1996 and 1995, was $1.4 million and $431 thousand, respectively. Amortization of capitalized costs during 1996 and 1995 totaled approximately $1.0 million and $81 thousand, respectively.

     Income taxes: The Company recognizes income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the difference between financial and tax bases of assets and liabilities using enacted tax rates.

     Earnings Per Share: Earnings per share are based on the weighted average number of common shares outstanding. Common equivalent shares arise as a result of stock options and have not been included in the calculation since their dilutive effect is less than 3%.

     Financial Accounting Standards No. 128, Earnings Per Share, (FASB 128) was
                                             ------------------
issued in February 1997 and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The standard revises the calculation and presentation of earnings per share and requires the presentation of "basic earnings per share" and "diluted earnings per share." Management believes the amount reported as earnings per share in the accompanying income statement would approximate basic earnings per share under FASB 128. Management has not calculated diluted earnings per share under FASB 128, which requires the assumption that options, including those that expired or are canceled during the period, were exercised at the beginning of the period, using the treasury stock method.

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

     Long-Lived Assets: Property and equipment are stated at cost. Depreciation and amortization are computed using primarily the straight-line method, based on the following estimated useful lives: buildings and improvements - 30 years; office furniture and equipment - 5 to 7 years; and capitalized equipment leases-5 years. Intangible assets are stated at cost and are amortized over the periods benefited on a straight-line basis. Prior to 1996, goodwill, distribution networks, and noncompete agreements were amortized on a straight-line basis over 30 years, 15 years, and the terms of the agreements, respectively. In 1996, the Company shortened the lives for goodwill and distribution networks in recognition of more rapid changes in the businesses acquired to 8 years and 2 years, respectively.

     All of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized.

     Reclassifications: Certain reclassifications were made to the 1994 and 1995 financial statements to conform to the 1996 presentation.

(3) ACQUISITIONS

     Effective August 1996, the Company acquired certain assets and assumed certain liabilities of Digital Directory Assistance, Inc. ("DDA"), a publisher of PhoneDisc CD-ROM products. The total purchase price, subject to adjustment, was estimated to be approximately $17.1 million of which $4.0 million was paid in September 1996, $7.9 million in the form of a promissory note issued to the sellers due January 1997, and the remaining amount through the issuance of 600,000 unregistered shares of the Company's common stock in September 1996. The acquisition was accounted for under the purchase method of accounting. Substantially all of the purchase price consisted of intangibles and resulted in a one-time charge of approximately $10 million ($6.2 million after tax) representing purchased in-process research and development which relates to projects that have not met technological feasibility and that management believes has no alternative future use. The Company has allocated substantially all of the remaining purchase price to goodwill which is being amortized over its useful life of 8 years. Subsequent to December 31, 1996, the purchase price was adjusted to be $13.3 million pursuant to the purchase price calculation, and is subject to additional re-valuation at future determination dates. The next determination date is as of March 31, 1997. Adjustments to the purchase price will be reflected as adjustments to goodwill. The $7.9 million promissory note due in January 1997 was used to fund an escrow account for holding funds potentially due the sellers, of which $2.3 million was paid to the sellers in February 1997 based on the first determination date of December 31, 1996.

     Effective November 1996, the Company acquired the common stock of County Data Corporation (CDC), the leading national new business database compiler. Total consideration for the acquisition was 560,000 unregistered shares of the Company's common stock. The acquisition was accounted for under the pooling-of-interests method of accounting. The accompanying consolidated financial statements have not been restated to reflect this acquisition, as the net sales and net income of CDC were not significant for the periods presented.

     Effective November 1996, the Company acquired certain assets and assumed certain liabilities of Marketing Data Systems, Inc. (MDS), a provider of data warehousing, research and analysis services for target marketing applications to Fortune 1000 companies. Total consideration for the acquisition was $2.4 million, consisting of $1.0 million in cash and 118,000 unregistered shares of the Company's common stock. The acquisition has been accounted for under the purchase method of accounting. The Company has allocated substantially all of the purchase price to goodwill which is being amortized over its useful life of 8 years.

     Effective December 1996, the Company acquired certain assets and assumed certain liabilities of BJ Hunter, the Canadian leader in the sale of lead generation products. Total consideration for the acquisition was $3.1 million, consisting of $876 thousand in cash and 150,000 unregistered shares of the Company's common stock. The acquisition has been accounted for under the purchase method of accounting. The Company has allocated substantially all of the purchase price to goodwill which is being amortized over its useful life of 8 years.

     Effective August 1994, the Company acquired certain assets of Zeller & Letica ("Z&L") and Nationwide Mail Marketing ("NMM") for total consideration of $2.4 million which was accounted for under the purchase method. The Company has allocated substantially all of the purchase price to a distribution network which is being amortized over its estimated useful life of 2 years.

     Effective March 1994, the Company acquired certain assets from Business Mailers, Inc. ("BMI") for total consideration of $5.8 million which was accounted for under the purchase method. The Company has allocated substantially all of the purchase price to a distribution network which is being amortized over its estimated useful life of 2 years.

     Operating results for each of these acquisitions are included in the accompanying consolidated statements of operations from the respective acquisition dates. Assuming the above described companies had been acquired on January 1, 1995, unaudited pro forma consolidated revenues, net income and net income per share would have been as follows:

                                                  Years Ended December 31,
                                               1996                      1995
                                               ----                      ----
                                                  (In thousands except per
                                                       share amounts)
     Net sales.....................          $120,111                  $101,404
     Net income....................          $  3,131                  $ 13,922
     Net income per share..........          $   0.14                  $   0.63

     The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results which may occur in the future.

     The Company paid $48 thousand, $148 thousand, and $280 thousand in 1996, 1995 and 1994, respectively, to Annapurna Corporation for consulting services and related expenses in connection with acquisition activity conducted by the Company. Annapurna Corporation is 100% owned by a significant stockholder. The Company also paid $156 thousand in 1996 to a Director of the Company for consulting services in connection with acquisition activity conducted by the Company.

(4)  MARKETABLE SECURITIES

                                                     Amortized     Unrealized     Unrealized   Fair
                                                       Cost        Gross Gain     Gross Loss   Value
                                                     ---------     ----------     ----------   -----
          At December 31, 1996                                           (In thousands)
          Municipal bonds                            $11,450          $  35        $  (132)   $11,354
          U.S. government and agency                     808              7             (5)       811
          Corporate bonds                              5,751             17            (58)     5,709
          Common stock                                 5,365             18           (496)    4 ,886
          Preferred stock                                 47              3              -         50
                                                     -------          -----        -------    -------
                                                     $23,421          $  80        $  (691)   $22,810
                                                     =======          =====        =======    =======

                                                                      Gross          Gross
                                                      Amortized     Unrealized     Unrealized     Fair
                                                        Cost       Holding Gain   Holding Loss   Value
                                                     ---------     ------------   ------------   -----
          At December 31, 1995                                           (In thousands)
          Municipal bonds                            $12,027          $  68        $   (55)     $12,040
          U.S. government and agency                   1,513             46              -        1,559
          Corporate bonds                              7,189            114             (5)       7,298
          Common stock                                 1,148             11           (248)         911
          Preferred stock                              1,804              4           (266)       1,542
                                                     -------          -----        -------      -------
                                                     $23,681          $ 243        $  (574)     $23,350
                                                     =======          =====        =======      =======

     Scheduled maturities of marketable debt securities at December 31, 1996, are as follows:

                                   Less Than  One to   Five to   More than
                                    1 Year    5 Years  10 Years  10 Years
                                   ---------  -------  --------  ---------
                                                 (In thousands)
     Municipal bonds                  $1,738  $ 6,294    $  732     $2,589
     U.S. government and agency            -      811         -          -
     Corporate bonds                   1,869    3,840         -          -
                                       -----   ------     -----      -----
                                      $3,607  $10,945    $  732     $2,589
                                       =====   ======     =====      =====

     During 1996, proceeds from sales of available-for-sale securities approximated $18.9 million with realized gains of $1.6 million and realized losses of $343 thousand. In 1995, proceeds approximated $15.8 million with realized gains of $747 thousand and realized losses of $1.1 million.

(5) PROPERTY AND EQUIPMENT

                                                         December 31,
                                                     1996            1995
                                                     ----            ----
                                                        (In thousands)
     Land and improvements....................       $ 1,220         $ 1,032
     Buildings and improvements...............         9,084           7,157
     Furniture and equipment..................        21,597          15,439
     Capitalized equipment leases.............         1,437           1,437
                                                     -------         -------
                                                      33,338          25,065
     Less accumulated depreciation and
     amortization:
      Owned property..........................        14,188          11,036
      Capitalized equipment leases............           264             144
                                                     -------         -------
       Property and equipment, net............       $18,886         $13,885
                                                     =======         =======

     Under the terms of its capital lease agreements, the Company is required to pay ownership costs, including taxes, licenses and maintenance. The Company also leases office space under operating leases expiring at various dates through February, 2005. Certain of these leases contain renewal options. Rent expense was $952 thousand in 1996, $593 thousand in 1995, and $603 thousand in 1994.

     Following is a schedule of the future minimum lease payments under these leases as of December 31, 1996.

                                                    Capital  Operating
                                                    -------  ---------
                                                      (In thousands)

     1997.....................................         $516     $1,009
     1998.....................................          438        784
     1999.....................................           35        551
     2000.....................................            -        358
     2001.....................................            -        238
                                                       ----     ------
     Total future minimum lease payments                989     $2,940
                                                                ======
     Less amounts representing interest                  79
                                                       ----

     Present value of net minimum lease payments..     $910
                                                       ====

(6) OTHER INVESTMENTS

     Included in other assets at December 31, 1996 and 1995, are investments of $571 thousand and $1.3 million, respectively, in two companies that are partially owned by certain members of the Board of Directors of the Company. At December 31, 1996, the investments include $500 thousand in Trident Capital Partners CSG Acquisition Fund, L.P. and $71 thousand in IDE Corporation. The Company owns less than 10% of either company and accounts for these investments on the cost method. No dividends have been received from these investments.

(7) INTANGIBLE ASSETS

                                                          December 31,
                                                       1996          1995
                                                       ----          ----
                                                         (In thousands)
               Goodwill.........................      $18,188        $ 6,331
               Distribution networks............            -         11,871
               Noncompete agreements............            -            150
               Software development costs.......        1,955            512
                                                       ------         ------
                                                       20,143         18,864
               Less accumulated amortization....        3,227          4,222
                                                       ------         ------
                                                      $16,916        $14,642
                                                       ======         ======

(8) FINANCING ARRANGEMENTS

     The Company has two secured revolving lines of credit totaling $10.0 million, none of which was outstanding at December 31, 1996. One $5.0 million line of credit expires in May 1997. A second line of credit of $5.0 million expires in January 2000. Any borrowings would accrue interest at the bank's base rate and would be payable upon demand.

Long-term debt consisted of the following:

                                                                              December 31,
                                                                           1996          1995
                                                                           ----          ----
                                                                             (In thousands)
         Bank note, repaid in March 1996..............................     $    -        $  687
         Bank note assumed in acquisition, repaid in January 1997.....        225             -
         Computer lease obligations, discounted at 4.9% (See Note 5)..        910         1,352
                                                                           ------        ------
                                                                            1,135         2,039
         Less current portion.........................................        708           969
                                                                           ------        ------
            Long-term debt............................................     $  427        $1,070
                                                                           ======        ======

                    The maturities of long-term debt are as follows:

                    1997.....................................  $  708
                    1998.....................................     427
                                                                -----
                                                               $1,135
                                                                =====

(9) INCOME TAXES

     The provision for income taxes on continuing operations consists of the following:

                                      Years ended December 31,
                                    1996         1995       1994
                                    ----         ----       ----
                                            (in thousands)
               Current:
               Federal            $ 8,782       $8,249     $6,559
               State                  925          637        577
                                   ------        -----      -----
                                    9,707        8,886      7,136
                                   ------        -----      -----
               Deferred:
               Federal             (6,159)         849        443
               State                 (148)          65        131
                                   ------        -----      -----
                                   (6,307)         914        574
                                   ------        -----      -----
                                  $ 3,400       $9,800     $7,710
                                   ======        =====      =====

     Loss on discontinued operation and abandonment of subsidiary is presented net of income tax benefits of $1.1 million in 1996, $1.3 million in 1995 and $235 thousand in 1994.

     The effective income tax rate varied from the federal statutory rate as follows:

                                                                     Years ended December 31,
                                                                   1996         1995       1994
                                                                   ----         ----       ----
                                                                           (in thousands)
     Tax provision computed at statutory rate of 35%........      $3,131       $9,262     $7,328
     State taxes, net.......................................         530          471        418
     Nondeductible expense, nontaxable income and other.....        (261)          67        (36)
                                                                   -----        -----      -----
                                                                  $3,400       $9,800     $7,710
                                                                   =====        =====     ======

     The components of the net deferred tax asset (liability) were as follows:

                                                    Years ended December 31,
                                                     1996              1995
                                                     ----              ----
                                                         (in thousands)
     Deferred tax assets:
       Marketable securities..................     $   232           $    85
       Intangible assets......................       5,758                 -
       Accrued vacation.......................         291               185
       Accrued expenses.......................         369               409
       Accounts receivable....................          65               137
       Other assets...........................         521               239
       Other..................................           -               208
                                                    ------            ------
                                                     7,236             1,263
                                                    ------            ------
     Deferred tax liabilities:
       Intangible assets......................           -            (1,439)
       Depreciation...........................        (824)             (801)
       Prepaid expenses and other.............      (1,788)             (853)
                                                    ------            ------
                                                    (2,612)           (3,093)
                                                    ------            ------
     Net deferred tax asset (liability).......     $ 4,624           $(1,830)
                                                    ======            ======

(10) STOCK INCENTIVES

      The Company has a stock option plan under which a total of 4.0 million (1.9 million prior to 1996) shares of the Company's common stock have been reserved for issuance to officers, key employees and non-employee directors.

     Options are generally granted at the stock's fair market value on the date of grant, vest generally over a four year period and expire five years from date of grant. Options issued to shareholders holding 10% or more of the Company's stock are generally issued at 110% of the stock's fair market value on the date of grant and vest over periods ranging from five to six years with early vesting if certain financial goals are met. Certain options issued to directors at the stock's fair market value vested immediately and expire five years from grant date. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

               Year Ended December 31,              1996         1995
               -----------------------              ----         ----
                                       (In thousands, expect per share amounts)
               Net income - as reported            $3,819       $14,346
               Net income - pro forma              $3,103       $14,124

               Earnings per share - as reported    $ 0.18       $  0.69
               Earnings per share - pro forma      $ 0.15       $  0.68

     The above pro forma results are not likely to be representative of the effects on reported net income for future years since options vest over several years and additional awards generally are made each year.

     The fair value of the weighted average of each year's option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0%; expected volatility of 15.52%; risk free interest rate based on the U.S. Treasury strip yield at the date of grant; and expected lives of 4.0 years for options other than those issued to 10% or more shareholders for which the expected lives were equal to the vesting periods of 5 to 6 years.

                                              1996                             1995                           1994
                                      -------------------------        -------------------------      -------------------------
                                                   Weighted                         Weighted                       Weighted
                                               Average Exercise                 Average Exercise               Average Exercise
                                       Shares        Price              Shares        Price            Shares        Price
                                       ------        -----              ------        -----            ------        -----
Outstanding on January 1,             1,456,875      $10.97           1,094,250       $ 8.65           694,500       $ 8.28
Granted                               1,937,000      $16.34             498,000       $15.38           436,500       $ 9.18
Exercised                              (352,975)     $ 8.63             (94,125)      $ 8.36            (6,750)      $ 7.94
Forfeited / Expired                    (484,000)     $12.00             (41,250)      $ 8.45           (30,000)      $ 8.13
                                      ---------       -----           ---------        -----         ---------         ----
Outstanding on December 31,           2,556,900      $15.16           1,456,875       $10.97         1,094,250       $ 8.65
                                      =========       =====           =========        =====         =========         ====

Options exercisable at end of year      292,525      $11.07             378,750       $10.99           189,000       $12.54
                                      =========       =====           =========        =====         =========        =====

Shares available on December 31,
for options that may be granted       1,443,100                         443,125                        805,750
                                      =========                       =========                      =========

Weighted-average grant date fair
 value of options, granted during the
 year - exercise price equals stock
 market price at grant                    $3.94                           $3.82
                                           ====                            ====
Weighted-average grant date fair value
 of options granted during the
 year - exercise price exceeds stock
 market price at grant                    $4.19                           $   -
                                           ====                            ====

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                            Options Outstanding                       Options Exercisable
                                  ------------------------------------------      ---------------------------

                                                  Weighted-
                                                   Average         Weighted-                         Weighted-
                                                  Remaining         Average                           Average
                                     Number      Contractual       Exercise           Number          Exercise
    Range of Exercise Prices      Outstanding       Life             Price         Exercisable          Price
    ------------------------      -----------    -----------         -----         -----------          -----
    $8.00                             36,500      0.3 years         $ 8.00            36,500           $ 8.00
    $7.59                             71,375      1.3 years         $ 7.77            46,250           $ 7.79
    $8.66 to $9.50                   197,025      2.5 years         $ 9.03            87,525           $ 8.98
    $11.00 to $11.50                 157,500      3.1 years         $11.48            39,375           $11.48
    $15.50 to $17.50                 157,500      3.5 years         $17.12            61,875           $16.53
    $13.25 to $18.50               1,937,000      4.4 years         $16.34            21,000           $15.50
                                   ---------                        ------           -------           ------

    $7.59 to $18.50                2,556,900                        $15.16           292,525           $11.07
                                   =========                        ======           =======           ======

(11) SAVINGS PLAN

     Employees who meet certain eligibility requirements can participate in the Company's 401(k) Savings and Investment Plan. Under the plan, the Company may, at its discretion, match a percentage of the employee contributions. The Company recorded expenses related to its matching contributions of $115 thousand, $80 thousand and $71 thousand in 1996, 1995 and 1994, respectively.

(12) DISCONTINUED OPERATIONS

     On June 1, 1995, the Company transferred substantially all of the assets and liabilities of its wholly-owned subsidiary, American Business Communications, Inc. ("ABC") to a wholly-owned subsidiary of Baker University. The Company received $3.0 million in the form of a 7.52% non-recourse promissory note, due in equal monthly installments through 2005. The note is listed as "net assets of business transferred under contractual arrangement" on the accompanying consolidated balance sheet since it is non-recourse to Baker University. ABC recorded net sales of $2.9 million and $6.7 million during 1995 and 1994, respectively.

     During 1996, Baker University defaulted on the note and the Company abandoned any remaining net assets of the business. As a result, the Company recorded a loss from abandonment of subsidiary of $1.4 million, net of tax.

     The Company originally reported the transfer of assets in 1995 as a loss on sale of discontinued operations. However, the prior year amount has been reclassified in accordance with Staff Accounting Bulletins 5-E and 5-Z, as an impairment of net assets transferred under contractual arrangement. Since the remaining net assets have been abandoned in 1996, all 1995 amounts related to ABC have been reclassified as discontinued operations.

(13) SUPPLEMENTAL CASH FLOW INFORMATION

     The Company made certain acquisitions in 1996 and 1994 (See Note 3) and assumed liabilities as follows:

                                                    1996        1994
                                                    ----        ----
                                                     (In thousands)
               Fair value of assets                $28,107    $ 9,333
               Cash paid                            (5,910)    (8,200)
               Promissory note issued               (7,925)         -
               Common stock issued                  (9,382)         -
                                                    ------     ------
               Liabilities assumed                 $ 4,890    $ 1,133
                                                    ======     ======

     In conjunction with the transfer of ABC in 1995, approximately $6.8 million of assets, less liabilities of $1.0 million, were exchanged for a $3.0 million note receivable. As a result, the Company recognized an impairment of $1.8 million net of a tax benefits, which is included in loss on discontinued operations.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of the Company's financial instruments approximates their estimated fair value at December 31, 1996. The fair value of cash and cash equivalents was based on the carrying value of such assets. The estimated fair value of marketable securities were based on quoted market prices. The fair value of notes receivable and long-term debt, including capital lease obligations, were estimated based on discounted cash flows using market rates at the balance sheet date. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

(15) CONTINGENCIES

     The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company's financial position, results of operations, or cash flows.

(16) ONE-TIME, NON-CASH ITEMS

     One-time, non-cash items represent charges for the purchased in-process research and development of approximately $10 million relating to the acquisition of DDA (See Note 3) and the change in estimated useful lives of approximately $11.5 million due to management's evaluation of the remaining lives of certain intangibles related to acquisitions prior to 1995.

(17) SUBSEQUENT EVENT

     Effective February 15, 1997, the Company acquired all issued and outstanding common stock of DBA Holdings, Inc., the parent company of Database America Companies, Inc. (DBA), a leading provider of data processing and analytical services for marketing applications, and compiler of information on consumers and businesses in the United States. Total consideration for the acquisition was approximately $100 million, consisting of approximately $50 million in cash and approximately 2.2 million shares of the Company's common stock. The acquisition will be accounted for under the purchase. The Company expects to immediately write-off a significant portion of the purchase price in the first quarter of 1997. The remaining intangibles and goodwill will be written off over 8 years.

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                                                       ADDITIONS
                                                                 ------------------------
                                                   BALANCE AT    CHARGED TO                                        BALANCE AT
                                                   BEGINNING     COSTS AND      CHARGED TO                           END OF
     DESCRIPTION                                   OF PERIOD     EXPENSES     OTHER ACCOUNTS       DEDUCTIONS        PERIOD
     -----------                                   ---------     --------     --------------       ----------        ------
Allowance for doubtful accounts receivable:

December 31, 1994...............................     $250         $  936          $   -              $  782          $  404

December 31, 1995...............................     $404         $  922          $   -              $  965          $  361

December 31, 1996...............................     $361         $1,485          $  364  *          $1,284          $  926


Allowance for sales returns:

December 31, 1994...............................     $  -         $  -            $   -              $  -            $  -

December 31, 1995...............................     $  -         $  800          $   -              $  -            $  800

December 31, 1996...............................     $800         $3,401          $  929  *          $ 3,995         $1,135

*  Recorded as a result of acquisitions