Form 10-Q
period 1997-03-31
AMERICAN BUSINESS INFORMATION INC /DE
filed 1997-05-15
CIK 879437

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


  X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

For the quarterly period ended March 31, 1997 or

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ________ to _____

Commission File Number   0-19598
                         -------

                      American Business Information, Inc.
--------------------------------------------------------------------------------
              (exact name of registrant specified in its charter)

         Delaware                                      47-0751545
-----------------------------------      ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

5711 South 86th Circle, Omaha, Nebraska                  68127
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code   (402) 593-4500
                                                   -----------------------------

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

              24,314,507 shares of common stock at April 18, 1997

                      AMERICAN BUSINESS INFORMATION, INC.

                                     INDEX

                                                                      Page No.
                                                                      --------

Part I - Financial Information                                            2

     Consolidated Balance Sheets as of March 31, 1997 and
     December 31, 1996                                                    3

     Consolidated Statements of Operations for the three months
     ended March 31, 1997 and 1996                                        4

     Consolidated Statements of Cash Flows for the three months ended
     March 31, 1997 and 1996                                              5

     Notes to Consolidated Financial Statements                           6

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                           7 - 10

Part II - Other Information                                              11

     Item 6.  Exhibits and Reports on Form 8-K                           12

     Signatures                                                          13

     Index to Exhibits                                                   14

                      AMERICAN BUSINESS INFORMATION, INC.



                                   FORM 10-Q



                             FOR THE QUARTER ENDED

                                 MARCH 31, 1997



                                     PART I



                           FINANCIAL INFORMATION AND

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   as of March 31, 1997 and December 31, 1996
                      (In thousands, except share amounts)

                                           ASSETS                                               March 31, 1997   December 31, 1996
                                           ------                                               ---------------  ------------------
Current assets:
 Cash and cash equivalents......................................................................      $  8,684            $  7,497
 Marketable securities..........................................................................        16,256              22,810
 Trade accounts receivable, net of allowances of 1,304 and $2,061, respectively.................        46,775              30,293
 Income taxes receivable........................................................................         2,089               1,141
 Prepaid expenses...............................................................................         4,893               3,761
 Deferred marketing costs.......................................................................         1,017               1,263
                                                                                                      --------            --------
  Total current assets..........................................................................        79,714              66,765

Property and equipment, net.....................................................................        21,360              18,886
Intangible assets, net of accumulated amortization..............................................        31,995              16,916
Deferred income taxes...........................................................................         2,283               5,388
Other assets....................................................................................         2,633                 621
                                                                                                      --------            --------
                                                                                                      $137,985            $108,576
                                                                                                      ========            ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
                             ------------------------------------

Current liabilities:
 Current portion of long-term debt..............................................................      $    487            $    708
 Note payable to shareholders...................................................................         5,130               7,925
 Accounts payable...............................................................................         7,978               5,520
 Accrued payroll expenses.......................................................................         2,615               2,352
 Accrued expenses...............................................................................         5,041                 711
 Deferred revenue...............................................................................         1,628               2,117
 Deferred income taxes..........................................................................           981                 764
                                                                                                      --------            --------
  Total current liabilities.....................................................................        23,860              20,097

Long-term debt, net of current portion..........................................................        62,305                 427
Deferred income taxes...........................................................................             -                   -

Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.0025 par value.  Authorized 5,000,000 shares;
  none issued or outstanding....................................................................             -                   -
 Common stock, $.0025 par value.  Authorized 25,000,000 shares;
  issued and outstanding 24,314,507 shares at March 31, 1997
  and 22,100,960 at December 31, 1996...........................................................            61                  55
 Paid-in capital................................................................................        64,849              35,370
 Retained earnings..............................................................................       (10,121)             55,287
 Treasury stock.................................................................................        (2,281)             (2,281)
 Unrealized holding loss, net of tax............................................................          (688)               (379)
                                                                                                      --------            --------
  Total stockholders' equity....................................................................        51,820              88,052
                                                                                                      --------            --------
                                                                                                      $137,985            $108,576
                                                                                                      ========            ========


   The accompanying notes are an integral part of the consolidated financial statements.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1997 and 1996
                    (In thousands, except per share amounts)



                                                      Three Months Ended
                                                           March 31
                                                      ------------------
                                                        1997      1996
                                                        ----      ----
Net sales...........................................  $ 41,948   $24,785
Costs and expenses:
 Database and production costs......................    12,043     6,274
 Selling, general and administrative................    17,986    10,152
 Depreciation and amortization......................     1,824     1,164
 Non-recurring charges..............................    72,579         -
                                                      --------   -------
                                                       104,432    17,590
                                                      --------   -------
Operating income....................................   (62,484)    7,195
Other income (expense):
 Investment income..................................       550       410
 Interest expense...................................      (508)      (11)
                                                      --------   -------
Income before income taxes..........................   (62,442)    7,594
Income taxes........................................    (2,966)   (2,885)
                                                      --------   -------
Net income..........................................  $(65,408)  $ 4,709
                                                      ========   =======

Earnings per share (EPS):
 Basic EPS..........................................  $  (2.82)  $  0.23
                                                      ========   =======
 Diluted EPS........................................  $  (2.77)  $  0.23
                                                      ========   =======

Weighted average shares outstanding.................    23,206    20,783
                                                      ========   =======



   The accompanying notes are an integral part of the consolidated financial statements.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1996
                                 (In thousands)


                                                                                                Three Months Ended
                                                                                                     March 31
                                                                                                  1997       1996
                                                                                                  ----       ----
Cash flows from operating activities:
  Net income..............................................................................      $(65,408)  $ 4,709
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization........................................................         1,824       902
     Deferred income taxes................................................................         3,334       975
     Net realized (gains) losses on sale of marketable securities.........................             -        39
     Non-recurring charges................................................................        72,579         -
  Changes in assets and liabilities:
    Trade accounts receivable.............................................................        (1,943)     (836)
    Prepaid expenses......................................................................          (670)   (1,268)
    Deferred marketing costs..............................................................           246      (976)
    Accounts payable......................................................................           244      (130)
    Income taxes payable..................................................................          (446)    1,386
    Income taxes receivable...............................................................          (948)        -
    Accrued expenses......................................................................         2,598      (763)
                                                                                                --------   -------

      Net cash provided by operating activities...........................................        11,410     4,038

Cash flows from investing activities:
  Proceeds from sale of marketable securities.............................................        15,404     1,483
  Purchases of marketable securities......................................................        (9,593)   (2,337)
  Purchases of property and equipment.....................................................        (2,924)   (1,972)
  Capitalization of software development costs............................................          (885)     (620)
  Acquisition of businesses...............................................................       (21,862)        -
  Other...................................................................................        (2,000)       88
                                                                                                --------   -------

      Net cash used in investing activities...............................................       (21,860)   (3,358)

Cash flows from financing activities:
  Repayment of long-term debt.............................................................          (343)     (779)
  Proceeds from long-term debt............................................................        11,673         -
  Repurchase and retirement of common stock...............................................             -    (5,589)
  Proceeds from exercise of stock options.................................................           307     2,663
                                                                                                --------   -------

      Net cash provided by (used in) financing activities.................................        11,637    (3,705)

Net increase (decrease) in cash and cash equivalents......................................         1,187    (3,025)
Cash and cash equivalents, beginning......................................................         7,497    11,999
                                                                                                --------   -------
Cash and cash equivalents, ending.........................................................      $  8,684   $ 8,974
                                                                                                ========   =======

Supplemental disclosure of cash flow information:
 Interest paid............................................................................      $    317   $    11
                                                                                                ========   =======
 Income taxes paid........................................................................      $    157   $ 1,236
                                                                                                ========   =======

   The accompanying notes are an integral part of the consolidated financial statements.

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  General

The accompanying unaudited financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial information included therein. The December 31, 1996 Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The Company suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's 1996 Annual Report to the Securities and Exchange Commission on Form 10-K. Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.

2.  Acquisitions and Non-Recurring Charges

Effective February 1, 1997, the Company acquired all issued and outstanding common stock of DBA Holdings, Inc. and Subsidiaries (operating as Database America Companies, or DBA), a leading provider of data processing and analytical services for marketing applications, and compiler of information on consumers and businesses in the United States. Total consideration for the acquisition was approximately $100 million, consisting of $60 million in cash, funded using a revolving credit facility (see note 3), and approximately 2.2 million shares of the Company's common stock. The acquisition has been accounted for as a purchase. As part of this acquisition, the Company estimated non-recurring charges totaling $72.6 million for write-offs in connection with the merger of DBA ($70.0 million) as well as other related integration and organizational restructuring costs ($2.6 million). Of this amount approximately $1.0 million was accrued at March 31, 1997, principally for severance costs to be incurred in the second and third quarter of 1997. The remaining intangibles and goodwill recorded as part of the purchase totaling approximately $14.6 million will be written off over lives ranging from 7 to 15 years.

3.  Revolving Credit Agreement

In February 1997, the Company entered into a $65 million Credit Facility with First Union Bank. The purpose of this facility was to finance a portion of the acquisition of Database America Companies (see note 2). In addition, the bank syndicate led by First Union Bank approved an additional $10 million of availability under the Credit Facility. At March 31, 1997, total borrowings under this facility were $60.0 million. Interest expense on the facility, which is based on three month LIBOR rates adjusted quarterly, was approximately $458 thousand for the quarter.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


General

American Business Information, Inc. and its Subsidiaries, (the "Company"), provide business and consumer information to organizations engaged in business-to-business and consumer marketing through products and services derived from the Company's database. These products include customized business lists, business directories, consumer lists and other information services, such as CD-ROM directories, Online Access, Internet Access, Data Processing and
Analytical Services.

In addition, the Company provides business and consumer directories for home use. These directories are available in a series of CD-ROM titles, which are distributed through national and local computer software retail outlets.

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

Results of Operations

The following table sets out for the three month periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales:


                                         Three Months Ended
                                              March 31
                                           1997      1996
                                           ----      ----

Statement of Operations Data:

Net sales                                   100%     100%

Costs and expenses:
 Database and production costs                29       25
 Selling, general and administrative          43       41
 Depreciation and amortization                 4        5
 Non-recurring charges                       173        -
                                           -----     ----

Total costs and expenses                     249       71
                                           -----     ----

Operating income                            (149)      29
                                           -----     ----

Other income (expense)                         -        2
                                           -----     ----
Income before income taxes                  (149)      31
Income taxes                                  (7)      12
                                           -----     ----
Net income                                  (156)%     19%
                                           =====     ====

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, continued


Net Sales
---------

Net sales increased 69% to $41.9 million in the first quarter of 1997 from $24.8 million in the same period of 1996. Net sales from companies acquired since August 1996 and included in first quarter 1997 sales (excluded from prior year operating results) include $8.7 million, or 21% of net sales, from Database America Companies ("DBA") representing DBA sales starting on February 1, 1997, $2.5 million, or 6% of net sales, from Digital Directory Assistance. Inc. ("PhoneDisc"), $1.1 million, or 3% of net sales, from County Data Corp.("CDC"), and $863 thousand, or 2% of net sales, from Marketing Data Systems ("MDS") and BJ Hunter. Net sales increased 16% for the first quarter of 1997 as compared to the prior period, excluding the effect of acquisitions.

Sales Leads Products increased $11.5 million, or 56%, to 32.1 million from $20.6 in the prior year period. $6.6 million of this increase can be attributed to the sales generated from DBA, CDC, and BJ Hunter.

Data Processing Products posted the largest percentage gain, increasing 497% to $5.0 million from $838 thousand in the prior year. The increase is the direct result of the acquisition of DBA and MDS, which contributed $3.6 million and $438 thousand, respectively, in data processing sales during the first quarter of 1997. Sales of the Company's mapping products increased to $254 thousand, up from $19 thousand during the prior year period.

Consumer CD-ROM Products increased 46% to $4.9 million from $3.3 million in the prior year period. This increase results from sales of PhoneDisc CD-ROM reference products.

The Company's net sales on a quarterly basis can be affected by the timing and extent of the Company's own direct marketing activities and the release of new products. There have been no significant price increases for the majority of the Company's existing products and services during the period.

Database and Production Costs
-----------------------------

Database and production costs for the first quarter of 1997 increased $5.7 million to $12.0 million, or 29% of net sales, compared to $6.3 million, or 25% of net sales, in the prior year quarter. These amounts primarily represent the costs of compiling and telephone verifying information in the database, fulfilling customer orders, the direct costs associated with the production of CD-ROM titles, and royalty costs. The percentage increase for the 1997 quarter over the 1996 quarter is primarily due to higher Database and Production expenses for DBA and PhoneDisc than for the Company's existing business. DBA accounted for $3.4 million of the increase between periods. Additionally, increased sales of CD-ROM products (PhoneDisc), and data processing services (DBA and MDS) bear a slightly higher level of costs than the Company's traditional lead generation products.

Selling, General, and Administrative
------------------------------------

Selling, general and administrative expenses in the first quarter of 1997 were $18.0 million, or 43% of net sales, compared to $10.1 million, or 41% of net sales, in the prior year quarter. The percentage increase for the 1997 quarter over the 1996 quarter is primarily due to the higher Selling, General and Administrative expenses for DBA and PhoneDisc than for the Company's existing business. DBA accounted for $3.3 million of the increase between periods. The increased spending as a percentage of net sales was primarily attributable to an overall increase in direct marketing activities for all of the Company's products and services, continued investment in a field sales organization and promotional marketing of CD-ROM products.

Depreciation and Amortization
-----------------------------

Depreciation and amortization expense for the three months ended March 31, 1997 increased to $1,824,000 from $1,164,000 in the comparable 1996 period, primarily due to increased amortization of the intangibles related to the acquisitions but decreased to 4% of net sales in the first quarter of 1997 from 5% of Net Sales in the first quarter of 1996.

Non-Recurring Charges
---------------------

As part of the acquisition of DBA, the Company recorded non-recurring charges totaling $72.6 million for write-offs in connection with the merger of DBA ($70.0 million) as well as other related integration and organizational restructuring costs ($2.6 million).

Operating Income
----------------

The Company had an operating loss of $(62.5) million in the first quarter of 1997 compared to an operating income of $7.2 million, or 29% of net sales in the first quarter of 1996. Excluding the non-recurring charges described above, operating income for the period would have been $10.0 million, or 24% of net sales. The difference in operating income as a percentage of net sales is attributable to the factors described above.

Other Income
------------

Other income for the 1997 first quarter was $42,000 compared to $399,000 in the same quarter of 1996. This decrease is principally due to interest expense incurred on the revolving credit agreement described in Note 3 of the Consolidated Financial Statements.

Provision for Income Taxes
--------------------------

A provision for income taxes has been recorded on the Company's first quarter 1996 and 1997 earnings at a combined effective federal and state tax rate of 38%.

Liquidity and Capital Resources

As of March 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $8.7 million and marketable securities of $16.3 million.

Net cash provided by operating activities for the first quarter 1997 totaled $11.4 million as compared to $4.0 million in the first quarter 1996. The Company spent approximately $1.5 million on upgrades to data processing equipment and $1.0 million related to building and improvements to its Omaha facility. The Company anticipates spending an additional $3.0 million in 1997 for equipment and facility expansion.

The Company believes that cash flows from operations, its cash and short term investments, and its borrowing facilities (see Note 3 of the Notes to the Consolidated Financial Statements for a description) will be sufficient to fund its operations through at least the remainder of the year. However, if the Company acquires additional companies or products, additional financing may be required.

Factors That May Affect Operating Results

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

     Risks Associated With Recent and Future Acquisitions. During the past year, the Company has made a number of strategic acquisitions. Acquisitions may result in the diversion of management's attention from day-to-day operations and may include numerous other risks and costs, including risks and costs relating to difficulties in the integration of operations, products and personnel. To the extent that efforts to pursue acquisition opportunities have in the past resulted, or may in the future result, in a diversion of resources or that efforts to integrate recent and future acquisitions fail, there could be a material adverse effect on the Company's business, results of operations and financial condition. Acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, and amortization expenses related to goodwill and other intangible assets. While there are currently no commitments with respect to any particular material acquisitions, the Company's management has historically evaluated on an ongoing basis the strategic opportunities available to the Company. The Company may in the near- or long-term future pursue acquisition of complementary products, technologies or businesses.

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

     Direct Marketing Regulation and Post Rates. The Company and many of its customers engage in direct marketing. Any negative impact on direct marketing, including changes to existing laws or regulations or future laws and regulations, may adversely affect the Company's operating results. The direct mail industry depends and will continue to depend upon the services of the United States Postal Service and other private mail carriers. Any modification by the Postal Service of its rate structure or any increase in public or private postal rates generally could have a negative impact on the demand for business information, direct mail activities and the cost of the Company's direct mail activities. In addition to the risk of rate increases, the direct mail industry, and thus the Company's operating results, could be adversely affected by postal strikes.

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

                      AMERICAN BUSINESS INFORMATION, INC.



                                   FORM 10-Q



                             FOR THE QUARTER ENDED

                                 MARCH 31, 1997



                                    PART II



                               OTHER INFORMATION

                      AMERICAN BUSINESS INFORMATION, INC.
                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                                 MARCH 31, 1997

                                    PART II



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              11   Statement regarding computation of per share earnings

         (b)  Report on Form 8-K

              On February 15, 1997, the Company filed a current report of Form 8-K, which was subsequently amended by a Form 8-K/A, related to the acquisition of DBA Holdings, Inc. and Subsidiaries.

                              S I G N A T U R E S
                              --------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AMERICAN BUSINESS INFORMATION, INC.
                                     -----------------------------------


Date:  5/14/97                       /s/ Vinod Gupta
       -------                       ------------------
                                     Vinod Gupta, Chairman of
                                     the Board, Chief Executive
                                     Officer (principal executive
                                     officer)



                                     /s/ Jon H. Wellman
                                     ------------------
                                     Jon H. Wellman, President and Chief
                                     Operating Officer (principal financial
                                     officer)



                                     /s/ Steven Purcell
                                     ------------------
                                     Steven Purcell, Chief Financial Officer
                                     (principal accounting officer)

                               INDEX TO EXHIBITS

                                                                    Sequential
Exhibit No.   Description                                           Page No.
-----------   -----------                                           ------------

    11        Statement regarding computation of per share earnings