Form 10-Q
period 1997-06-30
AMERICAN BUSINESS INFORMATION INC /DE
filed 1997-08-13
CIK 879437

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


   X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
------- Exchange Act of 1934

For the quarterly period ended June 30, 1997 or

------- Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from  ________ to ________

Commission File Number   0-19598
                         -------

                      American Business Information, Inc.
--------------------------------------------------------------------------------
              (exact name of registrant specified in its charter)

              Delaware                                    47-0751545
------------------------------------        ---------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification Number)
 incorporation or organization)

5711 South 86th Circle, Omaha, Nebraska                 68127
-----------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code           (402) 593-4500
                                                  ---------------------------------

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

              24,359,082 shares of common stock at August 6, 1997

                      AMERICAN BUSINESS INFORMATION, INC.

                                     INDEX

                                                                               Page No.
                                                                               --------

Part I - Financial Information                                                    2

     Consolidated Balance Sheets as of June 30, 1997 and
     December 31, 1996                                                            3

     Consolidated Statements of Operations for the three months and six
     months ended June 30, 1997 and 1996                                          4

     Consolidated Statements of Cash Flows for the six months ended
     June 30, 1997 and 1996                                                       5

     Notes to Consolidated Financial Statements                                   6

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                   7 - 12

Part II - Other Information                                                      13

     Item 4.  Submission of Matters to a Vote of Security Holders                14

     Item 6.  Exhibits and Reports on Form 8-K                                   14

     Signatures                                                                  15

     Index to Exhibits                                                           16

                      AMERICAN BUSINESS INFORMATION, INC.



                                   FORM 10-Q



                             FOR THE QUARTER ENDED

                                 JUNE 30, 1997



                                     PART I



                           FINANCIAL INFORMATION AND

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   as of June 30, 1997 and December 31, 1996
                      (In thousands, except share amounts)


                                      ASSETS                                        June 30, 1997   December 31, 1996
                                      ------                                        -------------   -----------------

Current assets:
  Cash and cash equivalents........................................................      $  6,705             $ 7,497
  Marketable securities............................................................        22,237              22,810
  Trade accounts receivable, net of allowances of $3,168 and $2,724, respectively..        44,236              29,630
  Income taxes receivable..........................................................           634               1,105
  Prepaid expenses.................................................................         5,179               3,761
  Deferred marketing costs.........................................................           629               1,263
                                                                                         --------            --------
    Total current assets...........................................................        79,620              66,066

Property and equipment, net........................................................        23,580              18,886
Intangible assets, net of accumulated amortization.................................        54,924              16,916
Deferred income taxes..............................................................             -               5,388
Other assets.......................................................................         2,758                 621
                                                                                         --------            --------
                                                                                         $160,882            $107,877
                                                                                         ========            ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current liabilities:
  Current portion of long-term debt................................................      $    576             $   708
  Note payable to shareholders.....................................................             -               7,925
  Accounts payable.................................................................         5,206               5,520
  Accrued payroll expenses.........................................................         3,425               2,352
  Accrued expenses.................................................................         3,885                 711
  Deferred revenue.................................................................         1,445               2,117
  Deferred income taxes............................................................         3,647                 512
                                                                                         --------            --------
    Total current liabilities......................................................        18,184              19,845

Long-term debt, net of current portion.............................................        63,659                 427
Deferred income taxes..............................................................         2,673                   -

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.0025 par value.  Authorized 5,000,000 shares;
    none issued or outstanding.....................................................             -                   -
  Common stock, $.0025 par value.  Authorized 25,000,000 shares; 24,524,082 shares issued and 24,359,082 shares outstanding at June 30, 1997
    and 22,265,960 shares issued and 22,100,960 shares outstanding at
    December 31, 1996..............................................................            61                  55
  Paid-in capital..................................................................        67,126              37,268
  Retained earnings................................................................         8,656              52,942
  Treasury stock, at cost, 165,000 shares..........................................        (2,281)             (2,281)
  Unrealized holding loss, net of tax..............................................         2,804                (379)
                                                                                         --------            --------
    Total stockholders' equity.....................................................        76,366              87,605
                                                                                         --------            --------
                                                                                         $160,882            $107,877
                                                                                         ========            ========

   The accompanying notes are an integral part of the consolidated financial statements.

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three months and six months ended June 30, 1997 and 1996
                    (In thousands, except per share amounts)


                                                              Three Months Ended     Six Months Ended
                                                                   June 30               June 30
                                                              ------------------    ------------------
                                                              1997        1996        1997      1996
                                                              ----        ----        ----      ----

Net sales..............................................      $47,008     $24,325    $ 88,956   $49,110
Costs and expenses:
  Database and production costs........................       13,764       6,916      25,807    12,928
  Selling, general and administrative..................       20,079      10,113      38,065    20,265
  Depreciation and amortization........................        8,403         903      14,131     2,329
  Non-recurring charges................................            -           -      51,798         -
                                                             -------     -------    --------   -------
                                                              42,246      17,932     129,801    35,522
                                                             -------     -------    --------   -------

Operating income (loss)................................        4,762       6,393     (40,845)   13,588
Other income (expense):
  Investment income....................................        1,008         635       1,558     1,045
  Interest expense.....................................         (967)        (22)     (1,475)      (33)
                                                             -------     -------    --------   -------
Income (loss) before income taxes......................        4,803       7,006     (40,762)   14,600
Income taxes...........................................        1,893       2,630       3,524     5,515
                                                             -------     -------    --------   -------
Net income (loss)......................................      $ 2,910     $ 4,376    $(44,286)  $ 9,085
                                                             =======     =======    ========   =======

Earnings per share:
Net income.............................................      $  0.12     $  0.21    $  (1.86)  $  0.44
                                                             =======     =======    ========   =======

Weighted average shares outstanding....................       24,339      20,801      23,776    20,792
                                                             =======     =======    ========   =======



   The accompanying notes are an integral part of the consolidated financial statements.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1997 and 1996
                                 (In thousands)

                                                                                            Six Months Ended
                                                                                                June 30
                                                                                      ----------------------------
                                                                                         1997               1996
                                                                                         ----               ----

Cash flows from operating activities:
  Net income.....................................................................     $(44,286)            $ 9,085
  Adjustments to reconcile net income to cash flows from
    operating activities:
      Depreciation and amortization..............................................       14,131               1,805
      Deferred income taxes......................................................          416               1,538
      Net realized (gain) loss on sale of marketable securities..................         (866)                  -
      Non-recurring charges......................................................       51,798                   -
      Other......................................................................            -                 (93)
  Changes in assets and liabilities:
      Trade accounts receivable..................................................       (3,735)               (333)
      Prepaid expenses...........................................................         (956)             (1,166)
      Deferred marketing costs...................................................          634              (1,305)
      Accounts payable...........................................................       (2,528)               (912)
      Income taxes payable and receivable........................................           25                 407
      Accrued expenses...........................................................           70                (831)
                                                                                      --------             -------
        Net cash provided by operating activities................................       14,703               8,195

Cash flows from investing activities:
  Proceeds from sale of marketable securities....................................       16,728               3,230
  Purchases of marketable securities.............................................      (10,155)             (4,755)
  Purchases of property and equipment............................................       (5,842)             (2,787)
  Change in other assets.........................................................       (2,137)                  -
  Acquisition of businesses......................................................      (13,811)                  -
  Capitalization of software development costs...................................       (1,560)               (980)
  Other..........................................................................            -                 124
                                                                                      --------             -------

        Net cash used in investing activities....................................      (16,777)             (5,168)

Cash flows from financing activities:
  Repayment of long-term debt....................................................         (477)               (897)
  Proceeds from long-term debt...................................................       13,251                   -
  Note payable to shareholders...................................................      (12,177)                  -
  Repurchase and retirement of common stock......................................            -              (5,589)
  Proceeds from exercise of stock options........................................          685               2,821
                                                                                      --------             -------

        Net cash provided by (used in) financing activities......................        1,282              (3,665)

Net increase (decrease) in cash and cash equivalents.............................         (792)               (638)
Cash and cash equivalents, beginning.............................................        7,497              11,999
                                                                                      --------             -------
Cash and cash equivalents, ending................................................     $  6,705             $11,361
                                                                                      ========             =======

Supplemental disclosure of cash flow information:
  Interest paid..................................................................     $  1,424             $    33
                                                                                      ========             =======
  Income taxes paid..............................................................     $  4,517             $ 2,894
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

2.  Acquisitions and Non-Recurring Charges

Effective February 1, 1997, the Company acquired all issued and outstanding common stock of DBA Holdings, Inc. and Subsidiaries (operating as Database America Companies, or DBA), a leading provider of data processing and analytical services for marketing applications, and compiler of information on consumers and businesses in the United States. Total consideration for the acquisition was approximately $100 million, consisting of $60 million in cash, funded using a revolving credit facility (see note 3), and approximately 2.2 million shares of the Company's common stock. The acquisition has been accounted for as a purchase. As part of this acquisition, the Company recorded non-recurring charges totaling $51.8 million for write-offs in connection with the merger of DBA ($49.2 million) as well as other related integration and organizational restructuring costs ($2.6 million). Of this amount approximately $1.0 million was accrued at March 31, 1997, principally for severance costs to be incurred in the second and third quarter of 1997. The remaining intangibles and goodwill recorded as part of the purchase totaling approximately $47.9 million will be written off over lives ranging from 1 to 15 years.
Specifically, acquired database costs of $19.0 million and purchased data processing of $9.4 million will be amortized over 1 year and 2 years, respectively.

3.  Revolving Credit Agreement

In February 1997, the Company entered into a $65 million Credit Facility with First Union Bank. The purpose of this facility was to finance a portion of the acquisition of Database America Companies (see note 2). In addition, the bank syndicate led by First Union Bank approved an additional $10 million of availability under the Credit Facility. At June 30, 1997, total borrowings under this facility were $60.0 million. Interest expense on the facility, which is currently based on LIBOR rates adjusted monthly, was approximately $1.4 million for the six months ended June 30, 1997.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

General

American Business Information, Inc. and its subsidiaries ("the Company"), provide business and consumer information to organizations engaged in business-to-business and consumer marketing through products and services derived from the Company's database. These products include customized business lists, business directories, consumer lists and other information services, such as CD-ROM directories, Online Access, Internet Access, Data Processing and Analytical Services.

In addition, the Company provides business and consumer directories for home use. These directories are available in a series of CD-ROM titles, which are distributed through national and local computer software retail outlets.

This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by that section. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Operating Results" below. The Company assumes no obligation to update the forward-looking statement or such factors.

Results of Operations

The following table sets out for the three and six month periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales:

                                                       Three Months Ended                Six Months Ended
                                                            June 30                           June 30
                                                       1997          1996                1997         1996
                                                       ----          ----                ----         ----

          Statement of Operations Data:

          Net sales                                      100%         100%                100%         100%

          Costs and expenses:
           Database and production costs                  29           28                  29           26
           Selling, general and administrative            43           42                  43           41
           Depreciation and amortization                  18            4                  16            5
           Non-recurring charges                           -            -                  58            -
                                                        ----         ----                ----         ----

          Operating income (loss)                         10           26                 (46)          28

          Investment income, net                           -            3                   -            2
                                                        ----         ----                ----         ----

          Income (loss) before income taxes               10           29                 (46)          30

          Income taxes                                     4           11                   4           11
                                                        ----         ----                ----         ----

          Net income (loss)                                6%          18%               (50)%          19%
                                                        ====         ====                ====         ====

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, continued

Net Sales
---------

Net sales increased 93% to $47.0 million in the three months ended June 30,1997 from $24.3 million in the same period of 1996. Net sales from companies acquired since August 1996 and included in second quarter 1997 sales (excluded from prior year operating results) include $14.2 million, or 30% of net sales, from Database America Companies ("DBA"), $2.4 million, or 5% of net sales, from Digital Directory Assistance. Inc. ("PhoneDisc"), $1.1 million, or 2% of net sales, from County Data Corp. ("CDC"), and $926 thousand, or 2% of net sales, from Marketing Data Systems ("MDS") and BJ Hunter. Net sales increased 16% for the second quarter of 1997 as compared to the same period in 1996, excluding the effect of acquisitions.

For the six month period ended June 30, 1997, net sales were $89.0 million, a 81% increase from $49.1 million in the comparable period in 1996. Net sales from acquired companies and included in the six month period ended June 30, 1997 include $22.9 million, or 26% of net sales from DBA, representing DBA sales starting on February 1, 1997, $5.0 million, or 6% of net sales, from PhoneDisc, $2.3 million, or 3% of net sales, from CDC, and 1.8 million, or 2% from MDS and BJ Hunter. Net sales increased 16% for the six month period ended June 30, 1997 as compared to the same period of 1996, excluding the effect of acquisitions.

Sales Leads Products increased $11.5 million, or 54%, for the three months ended June 30, 1997, to $32.9 million from $21.4 in the prior year period. $5.6 million of this increase can be attributed to the sales generated from DBA, CDC, and BJ Hunter. For the six month period ended June 30, 1997, sales leads products were $65.0 million, a 55% increase from $42.0 million in the comparable period in the prior year. $12.2 million of this increase can be attributed to the sales generated from DBA, CDC, and BJ Hunter.

Data Processing Products posted the largest percentage gain in both the three months and six months ended June 30, 1997, increasing 976% and 763%, respectively, to $11.3 million and $16.3 million from $1.0 million and $1.9 million in the prior year. The increase is the direct result of the acquisition of DBA and MDS, which combined contributed $10.7 million for the three months ended June 30, 1997, and $14.8 million for the six months ended June 30, 1997. Sales of the Company's mapping products increased to $192 thousand, up from $55 thousand during the prior year three months ended June 30, 1996, and to $446 thousand, up from $74 million during the prior year six months ended June 30, 1996.

Consumer CD-ROM Products increased 49% to 2.8 million, and 47% to 7.7 million for the three and six month periods ended June 30, 1997, respectively, compared to the same period in 1996. This increase results from sales of PhoneDisc CD-ROM reference products.

The Company's net sales on a quarterly basis can be affected by the timing and extent of the Company's own direct marketing activities and the release of new products. There have been no significant price increases for the majority of the Company's existing products and services during the period.

Database and Production Costs
-----------------------------

Database and production costs for the second quarter of 1997 were $13.8 million, or 29% of net sales, compared to $6.9 million, or 28% of net sales, in the prior year quarter. For the six months ended June 30, 1997, these costs were $25.8 million, or 29 % of net sales, compared to $12.9 million, or 27% of net sales in the comparable prior year period. These amounts primarily represent the costs of compiling and telephone verifying information in the database, fulfilling customer orders, the direct costs associated with the production of CD-ROM titles, and royalty costs. The percentage increase for both 1997 periods is primarily due to higher Database and Production expenses for DBA and PhoneDisc than for the Company's existing business. Additionally, increased sales of CD-ROM products (PhoneDisc), and data processing services (DBA and MDS) bear a slightly higher level of costs than the Company's traditional lead generation products.

Selling, General, and Administrative
------------------------------------

Selling, general and administrative expenses in the second quarter of 1997 were $20.1 million, or 43% of net sales, compared to $10.1 million, or 42% of net sales, in the prior year quarter. For the six month period, these costs were $38.1 million, or 43% of net sales, compared to $20.3 million, or 41% of net sales in the comparable 1996 period. The percentage increase for both 1997 periods over the 1996 periods is primarily due to the higher Selling, General, and Administrative expenses for DBA and PhoneDisc than for the Company's existing business. The increased spending as a percentage of net sales was primarily attributable to an overall increase in direct marketing activities for all of the Company's products and services, continued investment in a field sales organization and promotional marketing of CD-ROM products.

Depreciation and Amortization
-----------------------------

Depreciation and amortization expense for the three months ended June 30, 1997 increased to $8.4 million from $903,000 in the comparable 1996 period. These same costs during the six month period of 1997 were $14.1 million, up from $2.3 million in the comparable 1996 period. $5.8 million of the increase for the quarter ended June 30, 1997, and $9.9 million of the increase year-to-date, represents amortization of acquired database costs and purchased data processing related to the acquisition of DBA in February 1997 described in Note 2 of the Consolidated Financial Statements. The remaining increase reflects additional depreciation on property and equipment additions which totaled $5.8 million for the six months ended June 30, 1997, and amortization of intangibles for certain other acquisitions recorded since August 1996.

Non-Recurring Charges
---------------------

As part of the acquisition of DBA, the Company recorded non-recurring charges totaling $51.8 million for write-offs in connection with the merger of DBA ($49.2 million) as well as other related integration and organizational restructuring costs ($2.6 million).

Operating Income
----------------

Operating income for the second quarter of 1997 was $4.8 million, or 10% of net sales, compared to $6.4 million, or 26% of net sales in the second quarter of 1996. Excluding amortization recorded during the second quarter of 1997 on acquired database costs and purchased data processing, operating income would have been $10.9, or 23% of net sales. For the six month period ended June 30, 1997, the Company had an operating loss of $(40.8) million, compared to operating income of $13.6, or 28% of net sales for the same 1996 period. Excluding the non-recurring charges previously described and amortization recorded on acquired database costs and purchased data processing, operating income for the six month period would have been $21.0 million, or 24% of net sales.

Other Income
------------

Other income for the 1997 second quarter was $41,000 compared to $613,000 in the same quarter of 1996. For the six month period of 1997 other income decreased to $83,000 compared to $1,012,000 in 1996. This decrease is principally due to interest expense incurred on the revolving credit agreement described in Note 3 of the Consolidated Financial Statements.

Provision for Income Taxes
--------------------------

A provision for income taxes has been recorded on the Company's first quarter 1996 and 1997 earnings at a combined effective federal and state tax rate of 38%.

Liquidity and Capital Resources

As of June 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $6.7 million and marketable securities of $22.2 million.

Net cash provided by operating activities for the six months ended June 30, 1997 totaled $14.7 million as compared to $8.2 million in the 1996 period. The Company spent approximately $2.4 million on upgrades to data processing equipment and $2.4 million related to building and improvements to its Omaha facility. The Company will soon begin building a new facility for the consumer and business database compilation division in Papillion, Nebraska, with an estimated cost of $8.0 million, which is anticipated to be completed in mid-1998.

The Company has paid $26.0 million during the six months ended June 30, 1997 related to the acquisition of certain businesses. Specifically, this amount includes $7.9 million and $19.6 million associated with the acquisition of PhoneDisc and DBA, respectively.

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

Limited Protection of Intellectual Property and Proprietary Rights.   The
Company relies on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the company's products or reverse engineer or obtain and use information that the Company regards as proprietary. The Company generally licenses its software products to end-users on a "right to use" basis pursuant to a perpetual license. The Company licenses some of its its products under "shrink-wrap" licenses (i.e., licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees, and purport to take effect upon the opening of the product package. Certain license provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the foregoing measures will be adequate to protect the Company's intellectual property.

                      AMERICAN BUSINESS INFORMATION, INC.



                                   FORM 10-Q



                             FOR THE QUARTER ENDED

                                 JUNE 30, 1997



                                    PART II



                               OTHER INFORMATION

                      AMERICAN BUSINESS INFORMATION, INC.
                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                                 JUNE 30, 1997

                                    PART II



Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

At the 1997 Annual Meeting of Stockholders of the Company held on May 23, 1997, the stockholders voted and approved the following items:

1. Re-elected Vinod Gupta, Jon D. Hoffmaster and George F. Haddix to the Board of Directors for a term of three years. Incumbent Directors whose terms of office continue after the annual meeting are Harold W. Andersen, Jon H. Wellman, Paul A. Goldner, Elliot S. Kaplan, Gautam Gupta and George J. Kubat.

2. The stockholders voted to increase the number of shares of common stock reserved for issuance under the Company's 1992 Stock Option Plan from 4,000,000 to 5,000,000 shares. The vote was 17,548,363 for, 4,176,479 against, and 75,007 withheld.

3. The stockholders also ratified the re-appointment of Coopers & Lybrand as the Company's independent public accountants for the fiscal year ending December 31, 1997. The vote was 21,799,690 for, 4,396 against, and 3,393 withheld.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a)  Exhibits

          11  Statement regarding computation of per share earnings

     (b)  Report on Form 8-K

          On February 15, 1997, the Company filed a current report of Form 8-K, which was subsequently amended during the second quarter by a Form 8-K/A, related to the acquisition of DBA Holdings, Inc. and Subsidiaries.

                              S I G N A T U R E S
                              --------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERICAN BUSINESS INFORMATION, INC.
                                 -----------------------------------



Date:    8/14/97                 /s/ Vinod Gupta
      --------------------       -----------------------------------------------
                                 Vinod Gupta, Chairman of the Board, Chief
                                 Executive Officer (principal executive officer)

                                 /s/ Jon H. Wellman
                                 -----------------------------------------------
                                 Jon H. Wellman, President and Chief Operating Officer

                                 /s/ Steven Purcell
                                 -----------------------------------------------
                                 Steven Purcell, Chief Financial Officer
                                 (principal financial officer)

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