Form 10-K/A
period 1995-12-31
AMERICAN BUSINESS INFORMATION INC /DE
filed 1997-09-04
CIK 879437

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
(Mark One)

   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Act of 1934 [Fee Required] For the fiscal year ended December 31, 1995 or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from to
     ---------------    ---------------

Commission file number: 0-19598

                      AMERICAN BUSINESS INFORMATION, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                           47-0751545
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                 5711 South 86th Circle, Omaha, Nebraska 68127
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (402) 593-4500

              --------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $0.0025 par value

              --------------------------------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X     NO
    -----      -----

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

  As of March 15, 1996 registrant had outstanding 20,791,735 shares of Common
                                    Stock.

                                    PART I

     American Business Information, Inc. (the "Company") hereby amends Items 6, 7, 8 and 14, Schedule II, and, Exhibits 11, 23 and 27 of its Form 10-K filed for the fiscal year ended December 31, 1995 for purposes described in Note (1) "General" in the Notes to Consolidated Financial Statements on page F-7.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

     The selected consolidated financial data below have been derived from the Company's Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements and related notes appearing elsewhere herein.

                                                                Year Ended December 31,
                                                    -----------------------------------------------
                                                      1995      1994     1993       1992      1991
                                                    -------   -------   -------   -------   -------
                                                         (in thousands, except per share data)
Statement of Operations Data:
Net sales.........................................  $89,695   $76,302   $58,926   $48,517   $41,533
Costs and expenses:
 Database and production costs....................   24,827    20,289    15,042    11,774    10,891
 Selling, general and administrative..............   40,438    33,540    25,469    20,051    17,243
 Depreciation and amortization....................    3,511     3,125     2,737     2,410     2,409
 Impairment of net assets of business
  transferred under contractual arrangement(1)....    2,910         -         -         -         -
 Unusual charges:  purchased database,
  cancellation of noncompete agreements
  and stock sale compensation(2)..................        -         -         -         -     5,254
                                                    -------   -------   -------   -------   -------
Total costs and expenses..........................   71,686    56,954    43,428    34,235    35,797
                                                    -------   -------   -------   -------   -------
Operating income..................................   18,009    19,348    15,678    14,282     5,736
Other income (expense):
 Investment income................................    1,322     1,112     1,172       607       224
 Interest expense.................................     (165)     (255)     (298)     (605)   (1,578)
 Other............................................        -        94        48        58      (424)
                                                    -------   -------   -------   -------   -------
Income before income taxes........................   19,166    20,299    16,600    14,342     3,958
Income taxes......................................    7,165     7,475     5,825     4,435         -
                                                    -------   -------   -------   -------   -------
Net income........................................  $12,001   $12,824   $10,775   $ 9,907   $ 3,958
                                                    =======   =======   =======   =======   =======

Historical and pro forma information(3)
 Net income.......................................  $12,001   $12,824   $10,775   $ 9,162   $ 2,263
                                                    =======   =======   =======   =======   =======
Earnings per share(4):
Net income........................................  $  0.58   $  0.62   $  0.52   $  0.45   $  0.13
                                                    =======   =======   =======   =======   =======
Weighted average shares outstanding (4)...........   20,738    20,678    20,658    20,165    17,621
                                                    =======   =======   =======   =======   =======

                                                                      December 31,
                                                    -----------------------------------------------
                                                      1995      1994     1993       1992      1991
                                                    -------   -------   -------   -------   -------
                                                                    (in thousands)
Balance Sheet Data:
 Working capital..................................  $45,794   $35,411   $30,765   $23,465   $ 1,493
 Total assets.....................................   91,241    77,783    61,027    47,807    28,471
 Long-term debt, including current portion........    2,039     3,821     4,587     5,306    15,725
 Shareholders' equity.............................   76,084    63,326    50,665    39,508     9,666

-----------------
(1) Represents charge related to the impairment of net assets of American Business Communications, Inc. transferred to Baker University in June 1995, which has been accounted for in accordance with Securities and Exchange Commission's Staff Accounting Bulletins 5-E and 5-Z.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales:

                                                        Year Ended December 31
                                                        ----------------------
                                                         1995     1994   1993
                                                         ----     ----   ----
Net sales..........................................       100%    100%    100%
Costs and expenses:
 Database and production costs.....................        28      27      25
 Selling, general and administrative...............        45      44      43
 Depreciation and amortization.....................         4       4       5
 Impairment of net assets of business transferred..         3       -       -
                                                         ----     ---    ----
Total costs and expenses...........................        80      75      73
                                                         ----     ---    ----
Operating income...................................        20      25      27
Other income (expense).............................         1       2       1
                                                         ----     ---    ----
Income before income taxes.........................        21      27      28
Income taxes.......................................         8      10      10
                                                         ----     ---    ----
Net income.........................................        13%     17%     18%
                                                         ====     ===    ====

1995 Compared to 1994

     Net sales increased 18% to $89.7 million in 1995 from $76.3 million in 1994. The Company's sales lead and directory products accounted for $9.6 million of this increase with a $7.6 million increase coming from CD-ROM products, offset by a decrease in revenue from American Business Communications, Inc.
(ABC) of $3.8 million due to the transfer of net assets to an unrelated party. Revenue increases for all products were the result of an increase in both the number and average size of orders placed by customers. There were no significant price increases for the Company's products and services during the year.

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

     Selling, general and administrative expenses increased in 1995 to $40.4 million from $33.5 million in 1994. The increased spending was primarily attributable to an overall increase in direct marketing activities for all of the Company's products and services, continued investment in a field sales organization and promotional marketing of CD-ROM products. Additionally, the increase includes a charge of $3.1 million related to the Company's acquisition, at fair market value, of 291,875 shares of common stock from a former officer of the Company. Excluding this charge recorded as compensation expense, overall spending levels were in-line with revenue recognition and decreased in 1995 to 42% of net sales as compared to 44% of net sales in 1994.

     Depreciation and amortization expense increased to $3.5 million in 1995 from $3.1 million in 1994, primarily due to the increased amortization related to acquisitions.

     Operating income in 1995 was $18 million, or 20% of net sales, compared to $19.3 million, or 25% of net sales, in 1994.

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

     Selling, general and administrative expenses increased in 1994 to $33.5 million, or 44% of net sales, from $25.5 million, or 43% of net sales in 1993. The increase in absolute amount is due primarily to the acquisitions of ABC, BMI and Z&L. ABC historically has higher marketing expenses when expressed as a percentage of net sales. ABC added approximately $2.5 million in selling and administrative costs over the prior year. BMI and Z&L contributed $1.8 million to selling and administrative costs. The Company's market expansion efforts and marketing expenses related to new products also contributed to the increase, which included the strengthening of the National Accounts sales force.

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

Factors Affecting Operating Results

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

                                                                    1995 Quarter Ended
                                                   ----------------------------------------------------
                                                   March 31        June 30       Sept. 30      Dec. 31
                                                   --------        -------       --------      --------
                                                           (in thousands, except per share data)
Net sales........................................  $22,357         $22,479       $21,501        $23,358
Costs and expenses:
  Database and production costs..................    5,645           6,310         6,149          6,723
  Selling, general and administrative............    9,605           9,309         8,366         13,158
  Depreciation and amortization..................      832             807           796          1,076
  Impairment of net assets of business
    transferred under contractual arrangement....        -           2,640             -            270
                                                   -------         -------       -------        -------
Total costs and expenses.........................   16,082          19,066        15,311         21,227
                                                   -------         -------       -------        -------
Operating income.................................    6,275           3,413         6,190          2,131
Other income (expense), net......................     (187)            430           334            580
                                                   -------         -------       -------        -------
Income before income taxes.......................    6,088           3,843         6,524          2,711
Income taxes.....................................    2,275           1,461         2,420          1,009
                                                   -------         -------       -------        -------
Net income.......................................  $ 3,813         $ 2,382       $ 4,104        $ 1,702
                                                   =======         =======       =======        =======
Earnings per share:
Net income.......................................  $  0.19         $  0.11       $  0.20        $  0.08
                                                   =======         =======       =======        =======
Weighted average shares
 outstanding.....................................   20,685          20,719        20,768         20,775
                                                   =======         =======       =======        =======

                                                                   1994 Quarter  Ended
                                                   ---------------------------------------------------
                                                   March 31        June 30       Sept. 30      Dec. 31
                                                   --------        -------       --------      -------
Net sales........................................  $17,443         $18,795       $19,473        $20,591
Costs and expenses:
  Database and production costs..................    4,324           5,271         5,383          5,311
  Selling, general and administrative............    8,184           8,029         8,314          9,013
  Depreciation and amortization..................      760             823           819            723
  Impairment of net assets of business
   transferred under contractual arrangement.....        -               -             -              -
                                                   -------         -------       -------        -------
     Total costs and expenses....................   13,268          14,123        14,516         15,047
                                                   -------         -------       -------        -------
Operating income.................................    4,175           4,672         4,957          5,544
Other income (expense), net......................      243             227           238            243
                                                   -------         -------       -------        -------
Income before income taxes.......................    4,418           4,899         5,195          5,787
Income taxes.....................................    1,550           1,740         1,865          2,320
                                                   -------         -------       -------        -------
Net income.......................................  $ 2,868         $ 3,159       $ 3,330        $ 3,467
                                                   =======         =======       =======        =======
Earnings per share:
Net income.......................................  $  0.14         $  0.16       $  0.16        $  0.16
                                                   =======         =======       =======        =======
Weighted average shares outstanding..............   20,676          20,676        20,678         20,678
                                                   =======         =======       =======        =======

                                                                    1995 Quarter Ended
                                                   ----------------------------------------------------
                                                   March 31        June 30       Sept. 30       Dec. 31
                                                   --------        -------       --------       -------
As a Percentage of Net Sales:

Net sales........................................     100%           100%          100%            100%
Costs and expenses:
  Database and production costs..................      25             28            28              29
  Selling, general and administrative............      43             41            39              56
  Depreciation and amortization..................       4              4             4               5
  Impairment of net assets of business
    transferred..................................       -             12             -               1
Operating income.................................      28             15            29               9

                                                                    1994 Quarter  Ended
                                                   ---------------------------------------------------
                                                   March 31        June 30       Sept. 30      Dec. 31
                                                   --------        -------       --------      -------
As a Percentage of Net Sales:

Net sales........................................    100%           100%           100%          100%
Costs and expenses:
  Database and production costs..................     25             28             28            26
  Selling, general and administrative............     47             43             43            44
  Depreciation and amortization..................      4              4              4             3
  Impairment of net assets of business
    transferred..................................      -              -              -             -
Operating income.................................     24             25             25            27

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          The following documents are filed as a part of this Report:

               Financial Statements. The following Consolidated Financial Statements of American Business Information, Inc. and Report of Independent Accountants are included at pages F-1 through F-15 of this Form 10-K:


                      DESCRIPTION                                              PAGE NO.
          ------------------------------------                                 --------
          Report of Independent Accountants..............................        F-2
          Consolidated Balance Sheets as of December 31, 1995
          and 1994.......................................................        F-3
          Consolidated Statements of Operations for the Years
          Ended December 31, 1995, 1994, and 1993........................        F-4
          Consolidated Statements of Stockholders' Equity for
          the Years Ended December 31, 1995, 1994, and 1993..............        F-5
          Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1995, 1994, and 1993........................        F-6
          Notes to Consolidated Financial Statements.....................        F-7


               Financial Statement Schedule. The following consolidated financial statement schedule of American Business Information, Inc. and Subsidiaries for the years ended December 31, 1995, 1994 and 1993 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements.

                      DESCRIPTION                                              PAGE NO.
          -----------------------------------                                  --------
          Schedule II  Valuation and Qualifying Accounts.................         S-1

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

               Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:

          Exhibit
            No.            Description
          -------          -----------

          3.1(1)    Certificate of Incorporation

          3.2(1)    By-laws

          4.1(1)    Specimen Certificate representing the Common Stock

         10.1(2)    1992 Stock Option Plan

         10.2(2)    Form of Indemnification Agreement with Officers and
                    Directors

         10.4(3)    Loan Agreement between Registrant and FirsTier Bank

         11         Statement re: computation of per share earnings

         23         Consent of Independent Accountants

         24         Power of Attorney (included on signature page)

--------------------
(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (No. 33-42887) which became effective February 18, 1992.

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


AMERICAN BUSINESS INFORMATION, INC.



By: /s/ Vinod Gupta
    ----------------------------------------
    Vinod Gupta
    Chairman of the Board, Chief Executive
    Officer (principal executive officer)


    /s/ Jon H. Wellman
    ----------------------------------------
    Jon H. Wellman
    President and Chief Operating Officer

    /s/ Steven Purcell
    ----------------------------------------
    Steven Purcell
    Chief Financial Officer (principal
    financial officer)

    Dated:  August 13, 1997

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

                 Signature                                             Title                                Date
         ---------------------------                     ---------------------------------             -------------
/s/ Vinod Gupta                                           Chairman of the Board, Chief                 July 21, 1997
-------------------------------------------               Executive Officer (principal
Vinod Gupta                                               executive officer)

/s/ Jon H. Wellman                                        President and Chief Operating                July 21, 1997
-----------------------------------------                 Officer
Jon H. Wellman

/s/ Steven Purcell                                        Chief Financial Officer                      July 21, 1997
--------------------------------------------              (principal financial officer)
Steven Purcell

/s/ Jon D. Hoffmaster                                     Director                                     July 21, 1997
----------------------------------------
Jon D. Hoffmaster

/s/ Gautam Gupta                                          Director                                     July 21, 1997
-----------------------------------------
Gautam Gupta

/s/ Elliot S. Kaplan                                      Director                                     July 21, 1997
-------------------------------------------
Elliot S. Kaplan

/s/ Harold Andersen                                       Director                                     July 21, 1997
---------------------------
Harold Andersen

/s/ George F. Haddix                                      Director                                     July 21, 1997
---------------------------
George F. Haddix

/s/ Paul A. Goldner                                       Director                                     July 21, 1997
---------------------------
Paul A. Goldner

/s/ George J. Kubat                                       Director                                     July 21, 1997
---------------------------
George J. Kubat

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

As discussed in Note 17, the accompanying financial statements have been restated.

                                                 /s/ COOPERS & LYBRAND L.L.P
                                                 ---------------------------
                                                 COOPERS & LYBRAND L.L.P.


Omaha, Nebraska
January 23, 1996, except for Note 17, for which the date is July 31, 1997

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  __________________________________________

                       as of December 31, 1995 and 1994
                     (In thousands, except share amounts)

ASSETS                                                          1995       1994
------------------------------------------------------------  --------   -------
                                                              Restated
Current assets:
  Cash and cash equivalents.................................  $11,999    $13,491
  Marketable securities.....................................   23,350     14,684
  Trade accounts receivable, net of allowances of $1,024 and
    $404, respectively......................................   18,552     15,112
  Income tax  receivable....................................      984        --
  Prepaid expenses..........................................    3,160      1,882
  Deferred income taxes.....................................      129        --
                                                              -------    -------
Total current assets........................................   58,174     45,169
                                                              -------    -------

  Property and equipment, net...............................   13,885     11,106
  Net assets of business transferred under contractual
    arrangement.............................................    2,972        --
  Intangible assets, net of accumulated amortization........   14,211     19,567
  Other assets..............................................    1,999      1,941
                                                              -------    -------
                                                              $91,241    $77,783
                                                              =======    =======

              LIABILITIES AND STOCKHOLDERS' EQUITY
             -------------------------------------

Current liabilities:
  Current portion of long-term debt.........................  $   969    $   815
  Accounts payable..........................................    4,255      2,416
  Accrued payroll expenses..................................    5,267      1,496
  Accrued expenses..........................................    1,889      4,374
  Income taxes payable......................................       --        430
  Deferred income taxes.....................................       --        227
                                                              -------    -------
Total current liabilities...................................   12,380      9,758
                                                              -------    -------

Long-term debt, net of current portion......................    1,070      3,006
Deferred income taxes.......................................    1,707        990
Minority interest...........................................       --        703

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0025 par value.  Authorized
    5,000,000 shares; none issued or outstanding............      --         --
  Common stock, $.0025 par value.  Authorized 25,000,000
    shares; issued and outstanding 20,776,860 shares at
    December 31, 1995, and 20,682,735 shares at
    December 31, 1994.......................................       51         34
  Paid-in capital...........................................   27,342     26,573
  Retained earnings.........................................   48,937     36,936
  Net unrealized holding loss, net of tax...................     (246)      (217)
                                                              -------    -------
    Total stockholders' equity..............................   76,084     63,326
                                                              -------    -------
                                                              $91,241    $77,783
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
                   (In thousands, except per share amounts)

                                                   1995      1994      1993
                                                  -------   -------   -------
                                                  Restated

Net sales.......................................  $89,695   $76,302   $58,926
Costs and expenses:
  Database and production costs.................   24,827    20,289    15,042
  Selling, general and administrative...........   40,438    33,540    25,469
  Depreciation and amortization.................    3,511     3,125     2,737
  Impairment of net assets of business
    transferred under contractual arrangement...    2,910       --        --
                                                  -------   -------   -------
                                                   71,686    56,954    43,428
                                                  -------   -------   -------
Operating income................................   18,009    19,348    15,678
Other income (expense):
  Investment income.............................    1,322     1,112     1,172
  Interest expense..............................     (165)     (255)     (298)
  Other expense.................................      --         94        48
                                                  -------   -------   -------
Income before income taxes......................   19,166    20,299    16,600
  Income taxes..................................    7,165     7,475     5,825
                                                  -------   -------   -------
Net income......................................  $12,001   $12,824   $10,775
                                                  =======   =======   =======

Earnings per share:

Net income......................................  $  0.58   $  0.62   $  0.52
                                                  =======   =======   =======

Weighted average shares outstanding.............   20,738    20,678    20,658
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

                                                                                           Net            Total
                                                Common       Paid-In      Retained      Unrealized     Stockholders'
                                                Stock        Capital      Earnings     Holding Loss       Equity
                                                -----        -------      --------     ------------       ------
Balances, December 31, 1992................      $34         $26,137       $13,337        $   -           $39,508
Issuance of 45,000 shares of common stock..        -             382             -            -               382
Net income.................................        -               -        10,775            -            10,775
                                                 ---         -------       -------        -----           -------

Balances, December 31, 1993................       34          26,519        24,112            -            50,665
Issuance of 6,750 shares of common stock...        -              54             -            -                54
Net unrealized holding loss, net of tax....        -               -             -         (217)             (217)
Net income.................................        -               -        12,824            -            12,824
                                                 ---         -------       -------        -----           -------

Balances, December 31, 1994................       34          26,573        36,936         (217)           63,326
Issuance of 94,125 shares of common stock..        -             786             -            -               786
Net unrealized holding loss, net of tax....        -               -             -          (29)              (29)
3 for 2 stock split (Note 14)..............       17             (17)            -            -                 -
Net income.................................        -               -        12,001            -            12,001
                                                 ---         -------       -------        -----           -------

Balances, December 31, 1995 - Restated           $51         $27,342       $48,937        $(246)          $76,084
                                                 ===         =======       =======        =====           =======

  The accompanying notes are an integral part of the consolidated financial statements.

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  __________________________________________

             for the years ended December 31, 1995, 1994 and 1993
                                (In thousands)

                                                                                        1995       1994       1993
                                                                                      ---------  ---------  ---------
                                                                                      Restated
Cash flows from operating activities:
   Net income.......................................................................  $ 12,001   $ 12,824   $ 10,775
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..................................................     3,511      3,125      2,737
     Deferred income taxes..........................................................      (373)       574        945
     Impairment of other assets.....................................................       630          -          -
     Impairment of net assets of business transferred...............................     2,910          -          -
     Other..........................................................................       258          1       (268)
   Changes in assets and liabilities, net of effect of acquisitions and transfers:
     Trade accounts receivable......................................................    (4,108)    (2,167)    (3,325)
     Prepaid expenses...............................................................    (2,223)       211     (1,654)
     Accounts payable...............................................................     2,480        615        513
     Income taxes payable and receivable............................................    (1,414)       573       (425)
     Accrued expenses...............................................................     1,635      2,330        893
                                                                                      --------   --------   --------
               Net cash provided by operating activities............................    15,307     18,086     10,191
Cash flows from investing activities:
     Proceeds from sales of marketable securities...................................    15,787     15,248     15,892
     Purchases of marketable securities.............................................   (24,792)   (15,316)   (17,714)
     Purchases of property and equipment............................................    (3,554)    (3,580)    (1,749)
     Acquisitions of businesses, including minority interest........................    (1,174)    (8,246)    (4,446)
     Other assets...................................................................      (660)      (500)         -
                                                                                      --------   --------   --------
               Net cash used in investing activities................................   (14,393)   (12,394)    (8,017)
Cash flows from financing activities:
     Repayment of long-term debt....................................................    (3,192)    (5,566)    (1,416)
     Proceeds from long-term debt...................................................         -      4,800        650
     Issuance of common stock.......................................................       786         54          -
                                                                                      --------   --------   --------
               Net cash used in financing activities................................    (2,406)      (712)      (766)
                                                                                      --------   --------   --------
Net increase (decrease) in cash and cash equivalents................................    (1,492)     4,980      1,408
Cash and cash equivalents, beginning................................................    13,491      8,511      7,103
                                                                                      --------   --------   --------
Cash and cash equivalents, ending...................................................  $ 11,999   $ 13,491   $  8,511
                                                                                      ========   ========   ========
Supplemental cash flow information:
     Interest paid..................................................................  $    165   $    259   $    328
                                                                                      ========   ========   ========
     Income taxes paid..............................................................  $  8,226   $  6,328   $  5,305
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

     An amendment had been previously filed to reflect the presentation of American Business Communications, Inc. as a continuing operation until the third quarter of 1996, at which time the investment in this subsidiary was abandoned.

    This amendment is being filed to reflect the presentation of a charge to compensation expense in 1995 related to the Company's acquisition of 291,875 shares of common stock from a former officer of the Company, and to adjust asset valuation reserves by approximately $660,000. The transaction had been previously reported as a charge to paid-in-capital during the first quarter of 1996.

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

  Long-Lived Assets: Property and equipment are stated at cost. Depreciation and amortization are computed using primarily the straight-line method, based on the following estimated useful lives: buildings and improvements - 30 years; office furniture and equipment - 5 to 7 years; and capitalized equipment leases- 5 years. Intangible assets are stated at cost and are amortized over the periods benefited on a straight-line basis. Goodwill, distribution networks, and noncompete agreements and acquisition costs are being amortized over 30 years, 15 years, and 3 to 6 years, respectively.

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

  Operating results for each of these acquisitions are included in the accompanying consolidated statements of operations from the respective acquisition dates. Assuming the above described companies had been acquired on January 1, 1993, unaudited pro forma consolidated revenues, net income and net income per share would have been as follows:

                                           Years Ended December 31,
                                             1994            1993
                                             ----            ----
                                          (In thousands except per
                                               share amounts)
          Net sales.............            $72,749        $64,758
          Net income............            $13,316        $10,884
          Net income per share..            $  0.64        $  0.53

  The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results which may occur in the future.

  Effective June 1993, American Business Communications, Inc. ("ABC"), which was 80% owned by the Company and 20% owned by a minority stockholder, acquired certain assets of Business Communications & Information, Inc. ("BCI") for total consideration of $4.4 million which was accounted for under the purchase method. On February 28, 1995, the Company agreed to acquire the minority interest for $900,000. The Company transferred ABC in 1995 (See Note 13).

  The Company also paid $148,000, $280,000, and $179,000 in 1995, 1994 and 1993,
respectively, to Annapurna Corporation for consulting services and related expenses in connection with acquisition activity conducted by the Company. Annapurna Corporation is 100% owned by a significant stockholder.

(4)  MARKETABLE SECURITIES



                                          Amortized       Unrealized      Unrealized      Fair
                                            Cost          Gross Gain      Gross Loss      Value
                                          ---------       ----------      ----------    ---------
At December 31, 1995                                            (In thousands)
Municipal Bonds                            $12,027           $ 68              $ (55)    $12,040
U.S. Government and Agency                   1,513             46                  -       1,559
Corporate Bonds                              7,189            114                 (5)      7,298
Common Stock                                 1,148             11               (248)        911
Preferred Stock                              1,804              4               (266)      1,542
                                           -------           ----              -----     -------
                                           $23,681           $243              $(574)    $23,350
                                           =======           ====              =====     =======

                                                            Gross           Gross
                                          Amortized       Unrealized      Unrealized        Fair
                                            Cost         Holding Gain    Holding Loss       Value
                                          ---------      ------------    ------------     ---------
At December 31, 1994                                            (In thousands)
Municipal Bonds                            $ 2,445           $  -             $   (16)     $ 2,429
U.S. Government and Agency                     609              -                  (1)         608
Corporate Bonds                                312              -                 (24)         288
Common Stock                                 1,776            690                 (84)       2,381
Preferred Stock                              9,886             26                (934)       8,978
                                           -------           ----             -------      -------
                                           $15,028           $716             $(1,060)     $14,684
                                           =======           ====             =======      =======

Scheduled maturities of marketable debt securities at December 31, 1995, are as follows:

                                        Less Than       One to        Five to      Greater than
                                         One Year     Five Years     Ten Years      Ten Years       Total
                                        ---------     ----------     ---------     ------------   ---------
                                                                 (In thousands)
Municipal Bonds                          $1,579         $ 6,819        $1,756          $1,886      $12,040
U.S. Government and Agency                    -           1,246           313               -        1,559
Corporate Bonds                             862           6,436             -               -        7,298
                                         ------         -------       -------          ------      -------
                                         $2,441         $14,501        $2,069          $1,886      $20,897
                                         ======         =======       =======          ======      =======



    During 1995, proceeds from sales of available-for-sale securities approximated $15.8 million with realized gains of $747 thousand and realized losses of $1.1 million. In 1994, proceeds approximated $15.2 million with realized gains of $681 thousand and realized losses of $776 thousand.

(5)  PROPERTY AND EQUIPMENT

                                                      December 31,
                                                   1995          1994
                                                   ----          ----
                                                     (In thousands)
          Land and improvements..............     $ 1,032       $   931
          Buildings and improvements.........       7,157         6,563
          Furniture and equipment............      15,439        12,654
          Capitalized equipment leases.......       1,437           344
                                                  -------       -------
                                                   25,065        20,492
          Less accumulated depreciation and
          amortization:
            Owned property...................      11,036         9,128
            Capitalized equipment leases.....         144           258
                                                  -------       -------
              Property and equipment, net....     $13,885       $11,106
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

     Following is a schedule of the future minimum lease payments under these leases as of December 31, 1995.

                                                        Capital    Operating
                                                        -------    ---------
                                                          (In thousands)


          1996...............................            $  482     $  569
          1997...............................               516        518
          1998...............................               429        342
          1999...............................                35        114
          2000...............................                 -         52
                                                         ------     ------
          Total future minimum lease payments            $1,462     $1,595
                                                                    ======
          Less amounts representing interest                110
                                                         ------

          Present value of net minimum lease payments    $1,352
                                                         ======



(6)  OTHER INVESTMENTS

     Included in other assets at December 31, 1995 and 1994, are investments, carried at cost, of $1.3 million and $1.9 million, respectively, in two companies that are partially owned by certain members of the Board of Directors of the Company. The investments include $500,000 in Trident Capital, L.P. and $811,000 in IDE Corporation. The Company owns less than 10% of either company. No dividends have been received from these investments.

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

Long-term debt consisted of the following:

                                                                                       December 31,
                                                                                   1995            1994
                                                                                   ----            ----
                                                                                      (In thousands)
          Bank note payable monthly including interest
           through 1997.  Interest at 6.5%,
           collateralized by certain equipment.........................            $  687          $1,193
          Bank note, repaid in June 1995...............................                 -           1,617
          Bank note, repaid in June 1995...............................                 -             966
          Computer lease obligations, discounted at 4.9% (See Note 5)..             1,352              45
                                                                                   ------          ------
                                                                                    2,039           3,821
          Less current portion.........................................               969             815
                                                                                   ------          ------
             Long-term debt............................................            $1,070          $3,006
                                                                                   ======          ======


                                The maturities of long-term debt are as follows:

                                1996...................................           $  969
                                1997...................................              625
                                1998...................................              426
                                1999...................................               19
                                                                                  ------
                                                                                  $2,039
                                                                                  ======

(9)  INCOME TAXES

     The provision for income taxes on continuing operations consists of the following:

                                                                Years ended December 31,
                                                              1995         1994         1993
                                                             ------       ------       ------
                    (in thousands):
                    Current:
                    Federal                                  $6,218       $6,324       $4,609
                    State                                       586          577          271
                                                             ------       ------       ------
                                                              6,804        6,901        4,880
                                                             ------       ------       ------
                    Deferred:
                    Federal                                     335          443          892
                    State                                        26          131           53
                                                             ------       ------       ------
                                                                361          574          945
                                                             ------       ------       ------
                                                             $7,165       $7,475       $5,825
                                                             ======       ======       ======


     The effective income tax rate varied from the federal statutory rate as follows:


                                                                 Years ended December 31,
                                                              1995         1994         1993
                                                             ------       ------       ------
(in thousands)
Tax provision computed at statutory rate of 35%.....         $6,708       $7,104       $5,810
State taxes, net....................................            396          418          229
Nondeductible expenses and other....................             61          (47)        (214)
                                                             ------       ------       ------
                                                             $7,165       $7,475       $5,825
                                                             ======       ======       ======

The components of the net deferred tax liability were as follows:

                                                                     Years ended December 31,
                                                                       1995           1994
                                                                       ----           ----

(in thousands)
Deferred tax assets:
 Marketable securities..............................                     85            127
 Accrued vacation...................................                    185            230
 Accrued expenses...................................                    409              -
 Accounts receivable................................                    389            159
 Other assets.......................................                    239              -
 Other..............................................                    208              2
                                                                    -------         ------
                                                                      1,515            518
                                                                    -------         ------
Deferred tax liabilities:
 Intangible assets..................................                 (1,439)             -
 Depreciation.......................................                   (801)          (976)
 Prepaid expenses and other.........................                   (853)          (759)
                                                                    -------         ------
                                                                     (3,093)        (1,735)
                                                                    -------         ------
Net deferred tax liability..........................                $(1,578)       $(1,217)
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

     Option plan activity is as follows:

               Number of Shares             1995         1994        1993
               ----------------          ----------   ----------   --------
               Balance at January 1       1,094,250      694,500     93,000
               Options Granted              498,000      436,500    676,500
               Options Exercised            (94,125)      (6,750)         -
               Options Canceled             (41,250)     (30,000)   (75,000)
                                         ----------   ----------   --------

               Balance at December 31     1,456,875    1,094,250    694,500
                                         ==========   ==========   ========

               Average Price:

               Options Outstanding       $    10.97   $     8.66   $   8.28
               Options Granted                10.55         8.56       8.21
               Options Exercised               8.36         7.94          -


(11) SAVINGS PLAN

     Employees who meet certain eligibility requirements can participate in the Company's 401(k) Savings and Investment Plan. Under the plan, the Company may, at its discretion, match a percentage of the employee contributions. The Company recorded expenses related to its matching contributions of $80,000, $71,000 and $52,000 in 1995, 1994 and 1993, respectively.

(12) SUPPLEMENTAL CASH FLOW INFORMATION

     The Company made certain acquisitions in 1994 and 1993 (See Note 3) and assumed liabilities as follows:

                                                       1994          1993
                                                      -------       -------
                    (In thousands)
                    Fair value of assets              $ 9,333       $ 6,918
                    Cash paid                          (8,200)       (4,421)
                    Common stock issued                     -          (381)
                                                      -------       -------
                    Liabilities assumed               $ 1,133       $ 2,116
                                                      =======       =======

               In conjunction with the transfer of the net assets of ABC in 1995, approximately $6,870,000 of assets, less liabilities of $1,017,000, were exchanged for a $3,000,000 non-recourse note receivable. As a result, the Company recognized an impairment of $2,900,000.

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

14) STOCK SPLIT

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

(17) RESTATEMENT

     During 1995, the Company agreed to repurchase, at fair market value, 291,875 shares of common stock from a former officer of the Company for $3.1 million. The charge of $3.1 million is reflected as selling, general and administrative expense on the accompanying 1995 consolidated statement of operations. The Company originally reported the transaction as a charge to paid-in-capital during the first quarter of 1996. Consequently, the accompanying financial statements have been restated to properly account for the repurchase as compensation expense.

     The accompanying financial statements have also been restated to reflect an increase to receivable reserves of $0.6 million. The charge of $0.6 million is reflected as selling, general and administrative expense on the accompanying 1995 consolidated statement of operations.

     The restatements decreased net income for 1995 by $2.3 million. Additionally, as of December 31, 1995, accounts receivable decreased by $0.6 million and retained earnings and total stockholders' equity decreased by $2.3 million, respectively.

     Earnings per share decreased by $0.11 for the year ended December 31, 1995 as a result of the restatement.

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

                                                                   Additions
                                                           --------------------------
                                               Balance at  Charged to                             Balance at
                                               Beginning   Costs and     Charged to                 End of
               Description                     of Period    Expenses   Other Accounts  Deductions   Period
               -----------                     ----------  ----------  --------------  ---------- ----------
Allowance for doubtful accounts receivable:                                                (A)

December 31, 1993.............................    $250     $  758           $ -            $758     $  250

December 31, 1994.............................    $250     $  936           $ -            $782     $  404

December 31, 1995.............................    $404     $ 1,585          $ -            $965     $1,024

(A) Charge-offs during the period indicated

                               INDEX TO EXHIBITS
                      AMERICAN BUSINESS INFORMATION, INC.
                          ANNUAL REPORT ON FORM 10-K
 Exhibit                                                           Sequentially
   No.      Description                                            Numbered Page
 -------    -----------                                            -------------

 3.1(1)     Certificate of Incorporation

 3.2(1)     By-laws

 4.1(1)     Specimen Certificate representing the Common Stock

10.1(2)     1992 Stock Option Plan

10.2(2) Form of Indemnification Agreement with Officers and Directors

10.4(3)     Loan Agreement between Registrant and FirsTier Bank

11          Statement re: computation of per share earnings

23          Consent of Independent Accountants

24          Power of Attorney (included on signature page)

-----------
(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (No. 33-42887) which became effective February 18, 1992.

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