Form 10-K405/A
period 1996-12-31
AMERICAN BUSINESS INFORMATION INC /DE
filed 1997-09-04
CIK 879437

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Act of 1934 [No Fee Required] For the fiscal year ended December 31, 1996 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 [No Fee Required] For the transition period from ________ to ________

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 7, 1997 as reported on the NASDAQ National Market System, was approximately $203,975,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 7, 1997 registrant had outstanding 24,314,007 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

The company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 23, 1997, which will be filed within 120 days of the end of fiscal year 1996, is incorporated into Part III hereof by reference.

                                    PART I

     American Business Information, Inc. (the "Company") hereby amends Items 6, 7, 8 and 14, Schedule II, and Exhibits 11, 23 and 27 of its Form 10-K filed for the fiscal year ended December 31, 1996 for the purposes described in Note (1) "General" in the Notes to Consolidated Financial Statements on page F-7.

  ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.


  The selected consolidated financial data below have been derived from the Company's Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated
Financial Statements and related notes appearing elsewhere herein.

                                                                     Year Ended December 31,
                                                     ----------------------------------------------------
                                                         1996      1995        1994       1993       1992
                                                         ----      ----        ----       ----       ----
                                                              (in thousands, except per share data)
Statement of Operations Data:
Net sales......................................      $108,298   $86,766     $69,603    $55,752    $48,517
Costs and expenses:
 Database and production
  costs........................................        29,272    23,999      18,321     13,973     11,774
 Selling, general and
  administrative...............................        45,766    37,724      28,249     23,072     20,051
 Depreciation and
  amortization.................................         4,855     3,469       2,957      2,651          -
 One-time, non-cash items (1)..................        21,500         -           -          -          -
                                                     --------   -------     -------    -------    -------

Total costs and expenses.......................       101,393    65,192      49,527     39,696     34,235
                                                     --------   -------     -------    -------    -------
Operating income...............................         6,905    21,574      20,076     16,056     14,282
Other income (expense):
 Investment income.............................         3,194     1,322       1,109      1,172        607
 Interest expense..............................          (209)     (157)       (247)      (298)      (605)
 Other.........................................          (943)        -           -          -         58
                                                     --------   -------     -------    -------    -------
Income before income taxes
 and discontinued
   operation...................................         8,947    22,739      20,938     16,930     14,342
Income taxes...................................         3,400     8,421       7,710      5,941      4,435
                                                     --------   -------     -------    -------    -------
Income from continuing
 operations....................................         5,547    14,318      13,228     10,989      9,907
Loss on discontinued
 operation.....................................          (355)   (2,317)       (404)      (214)         -
Loss from abandonment of
 subsidiary....................................        (1,373)        -           -          -          -
                                                     --------   -------     -------    -------    -------
Net income.....................................      $  3,819   $12,001     $12,824    $10,775    $ 9,907
                                                     ========   =======     =======    =======    =======
Historical and pro forma
 information(2)
 Net income....................................      $  3,819   $12,001     $12,824    $10,775    $ 9,162
                                                     ========   =======     =======    =======    =======
Earnings per share:
  Income from continuing
   operations..................................      $   0.26   $  0.69     $  0.64    $  0.53    $  0.45
 Loss on discontinued
  operation and
    abandonment of
     subsidiary................................         (0.08)    (0.11)      (0.02)     (0.01)         -
                                                     --------   -------     -------    -------    -------
 Net income....................................      $   0.18   $  0.58     $  0.62    $  0.52    $  0.45
                                                     ========   =======     =======    =======    =======

Weighted average shares
 outstanding...................................        21,033    20,738      20,678     20,658     20,165
                                                     ========   =======     =======    =======    =======

                                                                          December 31,
                                                     -----------------------------------------------------
                                                         1996      1995        1994       1993       1992
                                                     --------   -------     -------    -------    -------
                                                                         (in thousands)
Balance Sheet Data:
 Working capital...............................      $ 46,221   $45,363     $35,411    $30,765    $23,465
 Total assets..................................       107,877    91,241      77,783     61,027     47,807
 Long-term debt, including
  current portion..............................         1,135     2,039       3,821      4,587      5,306
 Shareholders' equity..........................        87,605    76,084      63,326     50,665     39,508

-------------
  (1)  Represents charges for purchased in-process research and development costs of approximately $10 million relating to the acquisition of Digital Directory Assistance, Inc. in August 1996, and the change in estimated useful lives of approximately
       $11.5 million due to management's evaluation of the remaining lives of certain intangibles related to acquisitions prior to
       1995.

  (2)  Prior to February 1992, the Company was taxed as an S corporation. Accordingly, net income prior to February 1992 contained no provision for federal and state income taxes.  Pro forma net income reflects a pro forma tax provision at a combined federal and state income tax rate of 36% in 1992. The Company ceased being taxed as an S corporation February 1992.

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

     The Company completed five acquisitions in the second half of 1996 and the first quarter of 1997. As a result of the acquisitions in 1996, the Company wrote-off $10 million of in-process research and development costs. The company will be taking a significant write-off in the first quarter of 1997 as a result of its acquisition of Database America Companies, Inc. (DBA). The write off will amount to roughly $70 million and will result in a net loss for the Company in 1997. In addition, the Company entered into a $65 million credit facility to finance a portion of the DBA acquisition, which prohibits the company from declaration of dividends without prior approval from the lenders. Borrowings under the facility will result in a significant increase in interest expense.

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

Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales:

                                                                              Year Ended December 31
                                                                             ------------------------

                                                                              1996      1995     1994
                                                                              ----      ----     ----
Net sales...........................................................          100%      100%     100%
Costs and expenses:
  Database and production costs.....................................           27        28       26
  Selling, general and administrative...............................           42        43       41
  Depreciation and amortization.....................................            5         4        4
  One-time, non-cash items..........................................           20         -        -
                                                                             ----      ----     ----
Total costs and expenses............................................           94        75       71
                                                                             ----      ----     ----
Operating income....................................................            6        25       29
Other income (expense)..............................................            2         1        1
                                                                             ----      ----     ----
Income before income taxes and discontinued operation...............            8        26       30
Income taxes........................................................            3         9       11
                                                                             ----      ----     ----
Income from continuing operations...................................            5        17       19
  Loss on discontinued operation and abandonment of subsidiary......           -1        -3        1
                                                                             ----      ----     ----
Net income..........................................................            4%       14%      18%
                                                                             ====      ====     ====

--------------

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

     Selling, general and administrative expenses increased in 1996 to $45.8 million, or 42% of net sales, from $37.7 million, or 43% of net sales in 1995. Excluding a charge of $3.1 million in 1995 for compensation expense related to the repurchase of common stock from a former officer of the Company, selling, general and administrative expenses were 40% of net sales in 1995. The increased spending as a percentage of net sales was primarily attributable to an overall increase in direct marketing activities for all of the Company's products and services, continued investment in a field sales organization and promotional marketing of CD-ROM products.

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

        Operating income in 1996 was $6.9 million, or 6% of net sales, compared to $21.6 million, or 25% of net sales, in 1995. Excluding the one-time, non-cash items described above, operating income for 1996 would have been $28.4 million, or 26% of net sales.

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

        Selling, general and administrative expenses increased in 1995 to $37.7 million from $28.2 million in 1994. Excluding a charge of $3.1 million in 1995 for compensation expense related to the repurchase of common stock from a former officer of the Company, selling, general and administrative expenses were proportionate with revenue recognition and were 40% of net sales in 1995 compared to 41% of net sales in 1994. The increased spending was primarily attributable to an overall increase in direct marketing activities for all of the Company's products and services, continued investment in a field sales organization and promotional marketing of CD-ROM products.

        Depreciation and amortization expense increased to $3.5 million in 1995 from $3.0 million in 1994, primarily due to the increased amortization related to acquisitions.

        Operating income in 1995 was $21.6 million, or 25% of net sales, compared to $20.1 million, or 29% of net sales, in 1994.

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

                                          1996 Quarter Ended                       1995 Quarter Ended
                                ----------------------------------------  ----------------------------------------
                                March 31   June 30   Sept. 30   Dec. 31   March 31    June 30   Sept. 30   Dec. 31
                                --------  ---------  ---------  --------  ---------  ---------  --------   -------
                                                            (in thousands, except per share data)

Net sales.....................   $24,785    $24,325  $ 27,585    $31,603   $20,696    $21,209    $21,501   $23,360
Costs and expenses:
   Database and production
    costs.....................     6,274      6,654     7,745      8,599     5,141      5,986      6,149     6,723
 Selling, general and
  administrative..............    10,152     10,113    11,409     14,092     8,255      8,103      8,366    13,000
 Depreciation and amortization     1,164      1,165       962      1,564       790        807        796     1,076
   One-time, non-cash items...         -          -    21,500          -         -          -          -         -
                                 -------    -------  --------    -------   -------    -------    -------   -------
   Total costs and expenses...    17,590     17,932    41,616     24,255    14,186     14,896     15,311    20,799
                                 -------    -------  --------    -------   -------    -------    -------   -------

Operating income (loss).......     7,195      6,393   (14,031)     7,348     6,510      6,313      6,190     2,561
Other income (expense), net...       399        613      (238)     1,268       (25)       430        334       426
                                 -------    -------  --------    -------   -------    -------    -------   -------
Income before income taxes and
  discontinued operation......     7,594      7,006   (14,269)     8,616     6,485      6,743      6,524     2,987
Income taxes..................     2,885      2,630    (5,389)     3,274     2,420      2,465      2,420     1,116
                                 -------    -------  --------    -------   -------    -------    -------   -------
Income (loss) from continuing
 operations...................     4,709      4,376    (8,880)     5,342     4,065      4,278      4,104     1,871
   Loss on discontinued
    operation.................         -          -      (355)         -      (251)    (1,896)         -      (170)
   Loss from abandonment of
    subsidiary................         -          -    (1,373)         -         -          -          -         -
                                 -------    -------  --------    -------   -------    -------    -------   -------
Net income (loss).............   $ 4,709    $ 4,376  $(10,608)   $ 5,342   $ 3,814    $ 2,382    $ 4,104   $ 1,701
                                 =======    =======  ========    =======   =======    =======    =======   =======


Earnings (loss) per share:
Income (loss) from continuing
 operations...................   $  0.23    $  0.21  $  (0.43)   $  0.25   $  0.20    $  0.20    $  0.20   $  0.09
   Loss on discontinued
    operation and
    abandonment of
     subsidiary...............         -          -      (.08)         -     (0.01)     (0.09)         -     (0.01)
                                 -------    -------  --------    -------   -------    -------    -------   -------
Net income (loss).............   $  0.23    $  0.21  $  (0.51)   $  0.25   $  0.19    $  0.11    $  0.20   $  0.08
                                 =======    =======  ========    =======   =======    =======    =======   =======


Weighted average shares
  outstanding.................    20,783     20,801    20,840     21,701    20,685     20,719     20,768    20,775
                                 =======    =======  ========    =======   =======    =======    =======   =======




                                                            1996 Quarter Ended                         1995 Quarter Ended
                                                   ---------------------------------------   ---------------------------------------
                                                   March 31   June 30   Sept. 30   Dec. 31   March 31   June 30   Sept. 30   Dec. 31
                                                  ---------   -------   --------   -------   --------   -------   --------   -------
As a Percentage of Net Sales:
Net sales...............................            100%        100%      100%       100%      100%       100%      100%       100%
Costs and expenses:
 Database and production costs..........             25          27        28         27        25         28        29         29
 Selling, general and administrative....             41          42        41         45        40         38        39         56
 Depreciation and amortization..........              5           5         4          5         4          4         4          5
 One-time, non-cash items...............              -           -        78          -         -          -         -          -
                                                    ---         ---       ---        ---       ---        ---       ---        ---
 Operating income (loss)................             29          26       (51)        23        31         30        29         11
---------------------

                                    PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)  The following documents are filed as a part of this Report:

               1. Financial Statements. The following Consolidated Financial Statements of American Business Information, Inc. and Report of Independent Accountants are included at pages F-1 through F-17 of this Form 10-K:


                    DESCRIPTION                               PAGE NO.
          -----------------------------                       --------
          Report of Independent Accountants....................  F-2
          Consolidated Balance Sheets as of December 31, 1996
          and 1995.............................................  F-3
          Consolidated Statements of Operations for the Years
          Ended December 31, 1996, 1995, and 1994..............  F-4
          Consolidated Statements of Stockholders' Equity for
          the Years Ended December 31, 1996, 1995, and 1994....  F-5
          Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1996, 1995, and 1994..............  F-6
          Notes to Consolidated Financial Statements...........  F-7

          2. Financial Statement Schedule. The following consolidated financial statement schedule of American Business Information, Inc. and Subsidiaries for the years ended December 31, 1996, 1995 and 1994 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements.


                    DESCRIPTION                               PAGE NO.
          -----------------------------                       --------
          Schedule II  Valuation and Qualifying Accounts.......  S-1

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

          3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:


          Exhibit
            No.                             Description
          -------      ------------------------------------------------------------
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

          10.8 (4)     Asset Purchase Agreement between the Company and Digital Directory
                       Assistance, Inc.

          10.9 (5)     Agreement and Plan of Reorganization between the Company and the
                       Shareholders of DBA Holdings, Inc.

          10.10 (5)    Agreement and Plan of Merger between the Company and DBA Holdings, Inc.

          10.11 (5)    Loan Agreement between the Company and First Union National Bank of  North Carolina

          10.1         Registration Rights Agreement between the Company and 3319977 Canada Inc.

          10.12        Registration Rights Agreement between the Company and the Shareholders of
                       Digital Directory Assistance, Inc.

          10.1         Registration Rights Agreement between the Company and the Shareholders of County Data Corporation.

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


AMERICAN BUSINESS INFORMATION, INC.



By: /s/ Vinod Gupta
    -----------------------
    Vinod Gupta
    Chairman of the Board, Chief Executive
    Officer (principal executive officer)

    /s/ Jon H. Wellman
    --------------------------
    Jon H. Wellman
    President and Chief Operating Officer


    /s/ Steven Purcell
    --------------------------
    Steven Purcell
    Chief Financial Officer (principal
    financial officer)

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


    Signature                     Title                             Date
----------------                ---------                        ---------

/s/ Vinod Gupta            Chairman of the Board, Chief        July 21, 1997
----------------------     Executive Officer (principal
Vinod Gupta                executive officer)


/s/ Jon H. Wellman         President and  Chief Operating      July 21, 1997
----------------------     Officer
Jon H. Wellman


/s/ Steven Purcell         Chief Financial Officer             July 21, 1997
----------------------     (principal financial officer)
Steven Purcell


/s/ Jon D. Hoffmaster      Director                            July 21, 1997
----------------------
Jon D. Hoffmaster


/s/ Gautam Gupta           Director                            July 21, 1997
----------------------
Gautam Gupta


/s/ Elliot S. Kaplan       Director                            July 21, 1997
----------------------
Elliot S. Kaplan


/s/ Harold Andersen        Director                            July 21, 1997
----------------------
Harold Andersen


/s/ George F. Haddix       Director                            July 21, 1997
----------------------
George F. Haddix


/s/ Paul A. Goldner        Director                            July 21, 1997
----------------------
Paul A. Goldner


/s/ George J. Kubat        Director                            July 21, 1997
----------------------
George J. Kubat

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     Page
                                                                                     ----

American Business Information, Inc. and Subsidiaries:

Report of Independent Accountants................................................... F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995........................ F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994.................................................. F-4

Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 1996, 1995 and 1994............................................ F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994.................................................. F-6

Notes to Consolidated Financial Statements.......................................... F-7

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

As discussed in Note 18, the accompanying financial statements have been restated.

                                             /s/ Coopers & Lybrand L.L.P.
                                                 COOPERS & LYBRAND L.L.P.


Omaha, Nebraska
January 24, 1997, except for Notes 17 and 18, for which the dates are February 15, 1997 and July 31, 1997, respectively

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  __________________________________________

                       as of December 31, 1996 and 1995
                     (In thousands, except share amounts)

                             ASSETS                                                  1996         1995
                             ------                                                  ----         ----
                                                                                   Restated    Restated
Current assets:
 Cash and cash equivalents.....................................................    $  7,497     $11,999
 Marketable securities.........................................................      22,810      23,350
 Trade accounts receivable, net of allowances of $2,724 and
   $1,824, respectively........................................................      29,630      18,552
 Income taxes receivable.......................................................       1,105         984
 Prepaid expenses..............................................................       3,761       1,733
 Deferred marketing costs......................................................       1,263         996
 Deferred income taxes.........................................................           -         129
                                                                                   --------     -------
   Total current assets........................................................      66,066      57,743
                                                                                   --------     -------
Property and equipment, net....................................................      18,886      13,885
Net assets of business transferred under contractual arrangement...............           -       2,972
Intangible assets, net of accumulated amortization.............................      16,916      14,642
Deferred income taxes..........................................................       5,388           -
Other assets...................................................................         621       1,999
                                                                                   --------     -------
                                                                                   $107,877     $91,241
                                                                                   ========     =======
                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

Current liabilities:
 Current portion of long-term debt.............................................    $    708     $   969
 Note payable to shareholders..................................................       7,925           -
 Accounts payable..............................................................       5,520       4,255
 Accrued payroll expenses......................................................       2,352       5,267
 Accrued expenses..............................................................         711         239
 Deferred revenue..............................................................       2,117       1,650
 Deferred income taxes.........................................................         512           -
                                                                                   --------     -------
   Total current liabilities...................................................      19,845      12,380
                                                                                   --------     -------

Long-term debt, net of current portion.........................................         427       1,070
Deferred income taxes..........................................................           -       1,707

Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.0025 par value.  Authorized 5,000,000 shares;
   none issued or outstanding..................................................           -           -
 Common stock, $.0025 par value.  Authorized 25,000,000 shares;
   22,265,960 shares issued and 22,100,960 shares outstanding at
   December 31, 1996, and 20,776,860 shares issued and outstanding
   at December 31, 1995........................................................          55          51
 Paid-in capital...............................................................      37,268      27,342
 Retained earnings.............................................................      52,942      48,937
 Treasury stock, at cost, 165,000 shares held at December 31, 1996,
   and 0 shares held at December 31, 1995......................................      (2,281)          -
 Unrealized holding loss, net of tax...........................................        (379)       (246)
                                                                                   --------     -------
   Total stockholders' equity..................................................      87,605      76,084
                                                                                   --------     -------
                                                                                   $107,877     $91,241
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
                   (In thousands, except per share amounts)

                                                                     1996       1995      1994
                                                                   ---------  --------  --------
                                                                              Restated

Net sales........................................................  $108,298   $86,766   $69,603
Costs and expenses:
  Database and production costs..................................    29,272    23,999    18,321
  Selling, general and administrative............................    45,766    37,724    28,249
  Depreciation and amortization..................................     4,855     3,469     2,957
  One-time, non-cash items.......................................    21,500         -         -
                                                                   --------   -------   -------
                                                                    101,393    65,192    49,527
                                                                   --------   -------   -------
Operating income.................................................     6,905    21,574    20,076
Other income (expense):
  Investment income..............................................     3,194     1,322     1,109
  Interest expense...............................................      (209)     (157)     (247)
  Other..........................................................      (943)        -         -
                                                                   --------   -------   -------
Income before income taxes and discontinued operation............     8,947    22,739    20,938
Income taxes.....................................................     3,400     8,421     7,710
                                                                   --------   -------   -------
Income from continuing operations................................     5,547    14,318    13,228
  Loss on discontinued operation.................................      (355)   (2,317)     (404)
  Loss from abandonment of subsidiary............................    (1,373)        -         -
                                                                   --------   -------   -------
Net income.......................................................  $  3,819   $12,001   $12,824
                                                                   ========   =======   =======

Earnings per share:
 Income from continuing operations...............................  $   0.26   $  0.69   $  0.64
   Loss on discontinued operation and abandonment of subsidiary..     (0.08)    (0.11)    (0.02)
                                                                   --------   -------   -------
 Net income......................................................  $   0.18   $  0.58   $  0.62
                                                                   ========   =======   =======
Weighted average shares outstanding..............................    21,033    20,738    20,678
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

                                                                                                           Net            Total
                                                              Common   Paid-In   Retained   Treasury    Unrealized     Stockholders'
                                                              Stock    Capital   Earnings    Stock     Holding Loss       Equity
                                                              ------   -------   --------   --------   ------------   --------------

Balances, December 31, 1993................................   $  34    $26,519    $24,112    $     -     $     -         $50,665
Issuance of 6,750 shares of common stock...................       -         54          -          -           -              54
Unrealized holding loss, net of tax........................       -          -          -          -        (217)           (217)
Net income.................................................       -          -     12,824          -           -          12,824
                                                              -----    -------    -------    -------     -------         -------

Balances, December 31, 1994................................      34     26,573     36,936          -        (217)         63,326
Issuance of 94,125 shares of common stock..................       -        786          -          -           -             786
Unrealized holding loss, net of tax........................       -          -          -          -         (29)            (29)
3 for 2 stock split........................................      17        (17)         -          -           -               -
Net income.................................................       -          -     12,001          -           -          12,001
                                                              -----    -------    -------    -------     -------         -------

Balances, December 31, 1995-Restated.......................      51     27,342     48,937          -        (246)         76,084
Issuance of 1,220,975 shares of common stock...............       3      9,628          -          -           -           9,631
Issuance of 560,000 shares of common stock
   in pooling-of-interests transaction ....................       1         86        186          -           -             273
Tax benefit related to employee stock options..............       -        212          -          -           -             212
Acquisition of treasury stock..............................       -          -          -     (2,281)          -          (2,281)
Unrealized holding loss, net of tax........................       -          -          -          -        (133)           (133)
Net income.................................................       -          -      3,819          -           -           3,819
                                                              -----    -------    -------    -------       -----         -------

Balances, December 31, 1996-Restated.......................   $  55    $37,268    $52,942    $(2,281)      $(379)        $87,605
                                                              =====    =======    =======    =======       =====         =======


                       The accompanying notes are an integral part of the consolidated financial statements.


             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -----------------------------------------

             for the years ended December 31, 1996, 1995 and 1994
                                (In thousands)

                                                                                      1996             1995          1994
                                                                                      ----             ----          ----
                                                                                    Restated         Restated
Cash flows from operating activities:
  Net income.....................................................................   $  3,819         $ 12,001      $ 12,824
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization................................................      4,855            3,469         3,125
    Deferred income taxes........................................................     (6,307)             662           574
    Impairment of other assets...................................................        740              630             -
    One-time non-cash items......................................................     21,500                -             -
    Loss on discontinued operation and abandonment of subsidiary.................      2,788            1,833             -
    Net realized (gains) losses on sale of marketable securities.................     (1,267)             339             -
Changes in assets and liabilities, net of effect of acquisitions and disposals:
    Trade accounts receivable....................................................     (7,762)          (4,108)       (2,166)
    Prepaid expenses.............................................................     (1,611)            (796)          211
    Deferred marketing costs.....................................................       (267)            (996)            -
    Accounts payable.............................................................     (1,422)           2,480           615
    Income taxes receivable and payable..........................................       (128)          (1,330)          573
    Accrued expenses.............................................................     (3,111)           1,635         2,330
                                                                                    --------         --------      --------
          Net cash provided by operating activities..............................     11,827           15,819        18,086


Cash flows from investing activities:
    Proceeds from sales of marketable securities.................................     18,865           15,787        15,248
    Purchases of marketable securities...........................................    (17,348)         (24,792)      (15,316)
    Purchases of property and equipment..........................................     (6,755)          (3,554)       (3,580)
    Acquisitions of businesses, including minority interest......................     (6,484)          (1,174)       (8,246)
    Software development costs...................................................     (1,955)            (512)            -
    Other........................................................................        347             (660)         (500)
                                                                                    --------         --------      --------
          Net cash used in investing activities..................................    (13,330)         (14,905)      (12,394)

Cash flows from financing activities:
    Repayment of long-term debt..................................................     (1,450)          (3,192)       (5,566)
    Proceeds from long-term debt.................................................          -                -         4,800
    Issuance of common stock.....................................................        520              786            54
    Tax benefit related to employee stock options................................        212                -             -
    Acquisition of treasury stock................................................     (2,281)               -             -
                                                                                    --------         --------      --------
          Net cash used in financing activities..................................     (2,999)          (2,406)         (712)
                                                                                    --------         --------      --------

Net increase (decrease) in cash and cash equivalents.............................     (4,502)          (1,492)        4,980
Cash and cash equivalents, beginning.............................................     11,999           13,491         8,511
                                                                                    --------         --------      --------
Cash and cash equivalents, ending................................................   $  7,497         $ 11,999      $ 13,491
                                                                                    ========         ========      ========

Supplemental cash flow information:
    Interest paid................................................................   $     78         $    165      $    259
                                                                                    ========         ========      ========

    Income taxes paid............................................................   $  8,280         $  8,226      $  6,328
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

     Financial Accounting Standards No. 128, Earnings Per Share, (FASB 128) was issued in February 1997 and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The standard revises the calculation and presentation of earnings per share and requires the presentation of "basic earnings per share" and "diluted earnings per share." Management believes the amount reported as earnings per share in the accompanying income statement would approximate basic earnings per share under FASB 128. Management has not calculated diluted earnings per share under FASB 128, which requires the assumption that options, including those that expired or are canceled during the period, were exercised at the beginning of the period, using the treasury stock method.

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

(3)  ACQUISITIONS

     Effective August 1996, the Company acquired certain assets and assumed certain liabilities of Digital Directory Assistance, Inc. ("DDA"), a publisher of PhoneDisc CD-ROM products. The total purchase price, subject to adjustment, was estimated to be approximately $17.1 million of which $4.0 million was paid in September 1996, $7.9 million in the form of a promissory note issued to the sellers due January 1997, and the remaining amount through the issuance of 600,000 unregistered shares of the Company's common stock in September 1996. The acquisition was accounted for under the purchase method of accounting. Substantially all of the purchase price consisted of intangibles and resulted in a one-time charge of approximately $10 million ($6.2 million after tax) representing purchased in-process research and development costs which relates to projects that have not met technological feasibility and that management believes has no alternative future use. The Company has allocated substantially all of the remaining purchase price to goodwill which is being amortized over its useful life of 8 years. Subsequent to December 31, 1996, the purchase price was adjusted to be $13.3 million pursuant to the purchase price calculation, and is subject to additional re-valuation at future determination dates. The next determination date is as of March 31, 1997. Adjustments to the purchase price will be reflected as adjustments to goodwill. The $7.9 million promissory note due in January 1997 was used to fund an escrow account for holding funds potentially due the sellers, of which $2.3 million was paid to the sellers in February 1997 based on the first determination date of December 31, 1996.

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

     Operating results for each of these acquisitions are included in the accompanying consolidated statements of operations from the respective acquisition dates. Assuming the above described companies had been acquired on January 1, 1995, unaudited pro forma consolidated revenues, net income and net income per share would have been as follows:

                                             Years Ended December 31,
                                            1996                  1995
                                            ----                  ----
                                             (In thousands except per
                                                   share amounts)

          Net sales...................     $120,111             $101,404
          Net income..................     $  3,131             $ 11,577
          Net income per share........     $   0.14             $   0.52

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

(4)  MARKETABLE SECURITIES

                                         Amortized  Unrealized    Unrealized    Fair
                                           Cost     Gross Gain    Gross Loss    Value
                                         ---------  ----------    ----------    -----
          At December 31, 1996                          (In thousands)

          Municipal bonds                 $11,450       $ 35          $(132)   $11,354
          U.S. government and agency          808          7             (5)       811
          Corporate bonds                   5,751         17            (58)     5,709
          Common stock                      5,365         18           (496)     4,886
          Preferred stock                      47          3              -         50
                                          -------       ----          -----    -------
                                          $23,421       $ 80          $(691)   $22,810
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
                                          =======       ====          =====    =======

  Scheduled maturities of marketable debt securities at December 31, 1996, are as follows:

                                Less Than   One to   Five to   More than
                                 1 Year    5 Years  10 Years    10 Years
                                ---------  -------  --------   ---------
                                            (In thousands)

  Municipal bonds                $1,738    $ 6,294     $732     $2,589
  U.S. government and agency          -        811        -          -
  Corporate bonds                 1,869      3,840        -          -
                                 ------    -------     ----     ------
                                 $3,607    $10,945     $732     $2,589
                                 ======    =======     ====     ======


  During 1996, proceeds from sales of available-for-sale securities approximated $18.9 million with realized gains of $1.6 million and realized losses of $343 thousand. In 1995, proceeds approximated $15.8 million with realized gains of $747 thousand and realized losses of $1.1 million.

(5) PROPERTY AND EQUIPMENT

                                                 December 31,
                                                1996     1995
                                               -------  -------
                                                (In thousands)

  Land and improvements...................    $ 1,220  $ 1,032
  Buildings and improvements..............      9,084    7,157
  Furniture and equipment.................     21,597   15,439
  Capitalized equipment leases............      1,437    1,437
                                              -------  -------
                                               33,338   25,065
  Less accumulated depreciation and
    amortization:
      Owned property......................     14,188   11,036
      Capitalized equipment leases........        264      144
                                              -------  -------
        Property and equipment, net.......    $18,886  $13,885
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

  Following is a schedule of the future minimum lease payments under these leases as of December 31, 1996.

                                                  Capital   Operating
                                                  -------   ---------
                                                     (In thousands)
 1997..........................................     $516     $1,009
 1998..........................................      438        784
 1999..........................................       35        551
 2000..........................................       --        358
 2001..........................................       --        238
                                                    ----     ------
 Total future minimum lease payments...........      989     $2,940
                                                             ======
 Less amounts representing interest............       79
                                                    ----
 Present value of net minimum lease payments...     $910
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

(7) INTANGIBLE ASSETS


                                       December 31,
                                   1996           1995
                                  -------       -------
                                    (In thousands)
 Goodwill.......................  $18,188       $ 6,331
 Distribution networks..........        -        11,871
 Noncompete agreements..........        -           150
 Software development costs.....    1,955           512
                                  -------       -------
                                   20,143        18,864
 Less accumulated amortization..    3,227         4,222
                                  -------       -------
                                  $16,916       $14,642
                                  =======       =======

(8) FINANCING ARRANGEMENTS

  The Company has two secured revolving lines of credit totaling $10.0 million, none of which was outstanding at December 31, 1996. One $5.0 million line of credit expires in May 1997. A second line of credit of $5.0 million expires in January 2000. Any borrowings would accrue interest at the bank's base rate and would be payable upon demand.

  Long-term debt consisted of the following:

                                                                   December 31,
                                                                  1996     1995
                                                                ------   ------
                                                                 (In thousands)
 Bank note, repaid in March 1996..............................  $   --   $  687
 Bank note assumed in acquisition, repaid in January 1997.....     225       --
 Computer lease obligations, discounted at 4.9% (See Note 5)..     910    1,352
                                                                ------   ------
                                                                 1,135    2,039
 Less current portion.........................................     708      969
                                                                ------   ------
  Long-term debt..............................................  $  427   $1,070
                                                                ======   ======

  The maturities of long-term debt are as follows:

                1997..................................  $  708
                1998..................................     427
                                                        ------
                                                        $1,135
                                                        ======

(9) INCOME TAXES

     The provision for income taxes on continuing operations consists of the following:

                                               Years ended December 31,
                                            1996        1995          1994
                                            ----        ----          ----
                                                    (in thousands)
                    Current:
                    Federal..............  $ 8,782     $7,101        $6,559
                    State................      925        658           577
                                           -------     ------        ------
                                             9,707      7,759         7,136
                                           -------     ------        ------
                    Deferred:
                    Federal..............   (6,159)       615           443
                    State................     (148)        47           131
                                           -------     ------        ------
                                            (6,307)       662           574
                                           -------     ------        ------
                                           $ 3,400     $8,421        $7,710
                                           =======     ======        ======

     Loss on discontinued operation and abandonment of subsidiary is presented net of income tax benefits of $1.1 million in 1996, $1.3 million in 1995 and $235 thousand in 1994.

     The effective income tax rate varied from the federal statutory rate as follows:

                                                                                           Years ended December 31,
                                                                                      1996           1995           1994
                                                                                      ----           ----           ----
                                                                                                 (in thousands)
Tax provision computed at statutory rate of 35%............................          $3,131         $7,959         $7,328
State taxes, net...........................................................             530            401            418
Nondeductible expense, nontaxable income and other.........................            (261)            61            (36)
                                                                                     ------         ------         ------
                                                                                     $3,400         $8,421         $7,710
                                                                                     ======         ======         ======

     The components of the net deferred tax asset (liability) were as follows:


                                                                                   Years ended December 31,
                                                                                       1996          1995
                                                                                       ----          ----
                                                                                       (in thousands)
Deferred tax assets:
 Marketable securities.....................................................         $   232        $    85
 Intangible assets.........................................................           5,758              -
 Accrued vacation..........................................................             291            185
 Accrued expenses..........................................................             369            409
 Accounts receivable.......................................................             317            389
 Other assets..............................................................             521            239
 Other.....................................................................               -            208
                                                                                    -------        -------
                                                                                      7,488          1,515
                                                                                    -------        -------
Deferred tax liabilities:
 Intangible assets.........................................................               -         (1,439)
 Depreciation..............................................................            (824)          (801)
 Prepaid expenses and other................................................          (1,788)          (853)
                                                                                    -------        -------
                                                                                     (2,612)        (3,093)
                                                                                    -------        -------
Net deferred tax asset (liability).........................................         $ 4,876        $(1,578)
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

          Year Ended December 31,                      1996      1995
          -----------------------------                ----      ----
                                    (In thousands, expect per share amounts)

          Net income-as reported                      $3,819    $12,001
          Net income-pro forma                        $3,103    $11,779

          Earnings per share-as reported              $ 0.18    $  0.58
          Earnings per share-pro forma                $ 0.15    $  0.57

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

                                                          1996                        1995                        1994
                                                   -------------------        ---------------------       ---------------------
                                                              Weighted                      Weighted                   Weighted
                                                          Average Exercise              Average Exercise           Average Exercise
                                                   Shares      Price           Shares         Price        Shares        Price
                                                   ------      -----           ------         -----        ------        -----

Outstanding on January 1,                         1,456,875     $10.97        1,094,250       $ 8.65        694,500      $ 8.28
Granted                                           1,937,000     $16.34          498,000       $15.38        436,500      $ 9.18
Exercised                                          (352,975)    $ 8.63          (94,125)      $ 8.36         (6,750)     $ 7.94
Forfeited / Expired                                (484,000)    $12.00          (41,250)      $ 8.45        (30,000)     $ 8.13
                                                 ----------     ------       ----------       ------      ---------      ------
Outstanding on December 31,                       2,556,900     $15.16        1,456,875       $10.97      1,094,250      $ 8.65
                                                 ==========     ======       ==========       ======      =========      ======

Options exercisable at end of year                  292,525     $11.07          378,750       $10.99        189,000      $12.54
                                                 ==========     ======       ==========       ======      =========      ======

Shares available on December 31,
  for options that may be granted                 1,443,100                     443,125                     805,750
                                                 ==========                  ==========                   =========

Weighted-average grant date fair value of
  options, granted during the year - exercise
  price equals stock market price at grant       $     3.94                  $     3.82
                                                 ==========                  ==========

Weighted-average grant date fair value of
  options granted during the year - exercise
  price exceeds stock market price at grant      $    4.19                   $        -
                                                 =========                   ==========

The following table summarizes information about stock options outstanding at December 31, 1996:

                                                      Options Outstanding                     Options Exercisable
                                        -----------------------------------------------     -----------------------


                                                             Weighted-
                                                              Average         Weighted-                   Weighted-
                                                             Remaining         Average                     Average
                                          Number            Contractual       Exercise        Number       Exercise
Range of Exercise Prices                Outstanding             Life            Price       Exercisable     Price
------------------------                -----------         -----------         -----       -----------    ------
$8.00                                       36,500            0.3 years        $ 8.00          36,500       $ 8.00
$7.59                                       71,375            1.3 years        $ 7.77          46,250       $ 7.79
$8.66 to $9.50                             197,025            2.5 years        $ 9.03          87,525       $ 8.98
$11.00 to $11.50                           157,500            3.1 years        $11.48          39,375       $11.48
$15.50 to $17.50                           157,500            3.5 years        $17.12          61,875       $16.53
$13.25 to $18.50                         1,937,000            4.4 years        $16.34          21,000       $15.50
                                         ---------                             ------         -------       ------
$7.59 to $18.50                          2,556,900                             $15.16         292,525       $11.07
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

(13) SUPPLEMENTAL CASH FLOW INFORMATION

     The Company made certain acquisitions in 1996 and 1994 (See Note 3) and assumed liabilities as follows:

                                                  1996      1994
                                                 -------   -------
                                                  (In thousands)
           Fair value of assets                  $28,107   $ 9,333
           Cash paid                              (5,910)   (8,200)
           Promissory note issued                 (7,925)        -
           Common stock issued                    (9,382)        -
                                                 -------   -------
           Liabilities assumed                   $ 4,890   $ 1,133
                                                 =======   =======

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

(17)  SUBSEQUENT EVENT

     Effective February 15, 1997, the Company acquired all issued and outstanding common stock of DBA Holdings, Inc., the parent company of Database America Companies, Inc. (DBA), a leading provider of data processing and analytical services for marketing applications, and compiler of information on consumers and businesses in the United States. Total consideration for the acquisition was approximately $100 million, consisting of approximately $50 million in cash and approximately 2.2 million shares of the Company's common stock. The acquisition will be accounted for as a purchase. The Company expects to immediately write-off a significant portion of the purchase price in the first quarter of 1997. The remaining intangibles and goodwill will be written off over 8 years.

(18)  RESTATEMENT

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

     The restatements decreased net income for 1995 by $2.3 million. Additionally, as of December 31, 1996, paid-in capital increased by $1.9 million, accounts receivable decreased by $0.6 million, retained earnings decreased by $2.3 million, and total stockholders' equity decreased by $0.4 million.

     Earnings per share for December 31, 1995 decreased by $0.11 as a result of the restatement.

             AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

                                       Additions
                               --------------------------
                   Balance at  Charged to                             Balance at
                   Beginning    Costs and    Charged to                 End of
Description        of Period    Expenses   Other Accounts  Deductions   Period
-------------      ----------  ----------  --------------  ---------- ----------

Allowance for doubtful accounts receivable:                    (A)

December 31, 1994..  $  250      $  936         $   -        $  782     $  404

December 31, 1995..  $  404      $1,585         $   -        $  965     $1,024

December 31, 1996..  $1,024      $1,485         $ 364*       $1,284     $1,589



Allowance for sales returns:                                   (B)

December 31, 1994..  $  -        $  -           $   -        $  -       $  -

December 31, 1995..  $  -        $  800         $   -        $  -       $  800

December 31, 1996..  $  800      $3,401         $ 929*       $3,995     $1,135

*  Recorded as a result of acquisitions

(A) Charge-offs during the period indicated
(B) Returns processed during the period indicated

                               INDEX TO EXHIBITS
                      AMERICAN BUSINESS INFORMATION, INC.
                          ANNUAL REPORT ON FORM 10-K

Exhibit                                                                                            Sequentially
  No.                             Description                                                      Numbered Page
 -------     -------------------------------------------------                                     -------------

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

10.10 (5)    Agreement and Plan of Merger between the Company and DBA Holdings, Inc.

10.11 (5)    Loan Agreement between the Company and First Union National Bank of North Carolina

10.12        Registration Rights Agreement between the Company and 3319977 Canada Inc.

10.13        Registration Rights Agreement between the Company and the Shareholders of Digital
             Directory Assistance, Inc.

10.14        Registration Rights Agreement between the Company and the Shareholders of County
             Data Corporation.

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

(4) Incorporated by reference to exhibits filed with Registrant's current report on Form 8-K dated September 10, 1997.

(5) Incorporated by reference to exhibits filed with Registrant's current report on Form 8-K dated February 28, 1997.

     (b)  Reports on Form 8-K:

          On September 10, 1996, the Company filed a current report on Form 8-K, which was subsequently amended by a Form 8-K/A, related to the acquisition of Digital Directory Assistance, Inc.

          On February 28,1997, the Company filed a current report on Form 8-K related to the acquisition of DBA Holdings, Inc.