Form 10-Q/A
period 1997-03-31
AMERICAN BUSINESS INFORMATION INC /DE
filed 1997-09-04
CIK 879437

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A


  X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

For the quarterly period ended March 31, 1997 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ________ to ________

Commission File Number   0-19598
                         -------

                      American Business Information, Inc.
--------------------------------------------------------------------------------
              (exact name of registrant specified in its charter)

            Delaware                                     47-0751545
---------------------------------        ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

5711 South 86th Circle, Omaha, Nebraska                68127
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code          (402) 593-4500
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

                      AMERICAN BUSINESS INFORMATION, INC.

                                     INDEX


American Business Information, Inc. (the "Company") hereby amends its Form 10-Q for the quarterly period ended March 31, 1997, in its entirety, for the purpose described in Note 1. "General" in the Notes to Consolidated Financial Statements on page 6.


                                                                        Page No.
                                                                        --------

Part I - Financial Information                                             2

     Consolidated Balance Sheets as of March 31, 1997 and
     December 31, 1996                                                     3

     Consolidated Statements of Operations for the three months
     ended March 31, 1997 and 1996                                         4

     Consolidated Statements of Cash Flows for the three months ended
     March 31, 1997 and 1996                                               5

     Notes to Consolidated Financial Statements                            6

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                              7-11

Part II - Other Information                                               12

     Item 6.  Exhibits and Reports on Form 8-K                            13

     Signatures                                                           14

     Index to Exhibits                                                    15

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



                           FINANCIAL INFORMATION AND

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   as of March 31, 1997 and December 31, 1996
                      (In thousands, except share amounts)

                                    ASSETS                                                     March 31, 1997     December 31, 1996
                                    ------                                                     --------------     -----------------
                                                                                                  Restated           Restated
Current assets:
 Cash and cash equivalents....................................................................   $  8,684            $  7,497
 Marketable securities........................................................................     16,256              22,810
 Trade accounts receivable, net of allowances of 1,967 and $2,724, respectively...............     46,112              29,630
 Income taxes receivable......................................................................      2,089               1,105
 Prepaid expenses.............................................................................      4,893               3,761
 Deferred marketing costs.....................................................................      1,017               1,263
                                                                                                 --------            --------
  Total current assets........................................................................     79,051              66,066

Property and equipment, net...................................................................     21,360              18,886
Intangible assets, net of accumulated amortization............................................     59,668              16,916
Deferred income taxes.........................................................................          -               5,388
Other assets..................................................................................      2,633                 621
                                                                                                 --------            --------
                                                                                                 $162,712            $107,877
                                                                                                 ========            ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

Current liabilities:
 Current portion of long-term debt............................................................   $    487             $   708
 Note payable to shareholders.................................................................      5,130               7,925
 Accounts payable.............................................................................      7,978               5,520
 Accrued payroll expenses.....................................................................      2,615               2,352
 Accrued expenses.............................................................................      5,041                 711
 Deferred revenue.............................................................................      1,628               2,117
 Deferred income taxes........................................................................        769                 512
                                                                                                 --------            --------
  Total current liabilities...................................................................     23,648              19,845

Long-term debt, net of current portion........................................................     62,305                 427
Deferred income taxes.........................................................................      7,174                   -

Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.0025 par value.  Authorized 5,000,000 shares;
  none issued or outstanding..................................................................          -                   -
 Common stock, $.0025 par value.  Authorized 25,000,000 shares, 24,479,507 shares issued and 24,314,507 shares outstanding at March  31, 1997
  and 22,265,960 shares issued and 22,100,960 shares outstanding at December 31, 1996.........         61                  55
 Paid-in capital..............................................................................     66,747              37,268
 Retained earnings............................................................................      5,746              52,942
 Treasury stock, at cost, 165,000 shares......................................................     (2,281)             (2,281)
 Unrealized holding loss, net of tax..........................................................       (688)               (379)
                                                                                                 --------            --------
  Total stockholders' equity..................................................................     69,585              87,605
                                                                                                 --------            --------
                                                                                                 $162,712            $107,877
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



                                                         Three Months Ended
                                                              March 31
                                                         ------------------
                                                           1997      1996
                                                           ----      ----
                                                         Restated
Net sales..............................................  $ 41,948   $24,785
Costs and expenses:
 Database and production costs.........................    12,043     6,274
 Selling, general and administrative...................    17,986    10,152
 Depreciation and amortization.........................     5,728     1,164
 Non-recurring charges.................................    51,798         -
                                                         --------   -------
                                                           87,555    17,590
                                                         --------   -------
Operating income (loss)................................   (45,607)    7,195
Other income (expense):
 Investment income.....................................       550       410
 Interest expense......................................      (508)      (11)
                                                         --------   -------
Income (loss) before income taxes......................   (45,565)    7,594
Income taxes...........................................    (1,631)   (2,885)
                                                         --------   -------
Net income (loss)......................................  $(47,196)  $ 4,709
                                                         ========   =======

Earnings per share
Net income.............................................  $  (2.03)  $  0.23
                                                         ========   =======

Weighted average shares outstanding....................    23,206    20,783
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

                                                                      Three Months Ended
                                                                           March 31
                                                                      -------------------
                                                                       1997         1996
                                                                       ----         ----
Cash flows from operating activities:                                 Restated
  Net income.......................................................   $(47,196)  $ 4,709
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.................................      5,728       902
     Deferred income taxes.........................................      1,963       975
     Net realized (gains) losses on sale of marketable securities..          -        39
     Non-recurring charges.........................................     51,798         -
  Changes in assets and liabilities:
    Trade accounts receivable......................................     (1,943)     (836)
    Prepaid expenses...............................................       (670)   (1,268)
    Deferred marketing costs.......................................        246      (976)
    Accounts payable...............................................        244      (130)
    Income taxes payable...........................................       (446)    1,386
    Income taxes receivable........................................       (912)        -
    Accrued expenses...............................................      2,598    (3,824)
                                                                      --------   -------
      Net cash provided by operating activities....................     11,410       977

Cash flows from investing activities:
  Proceeds from sale of marketable securities......................     15,404     1,483
  Purchases of marketable securities...............................     (9,593)   (2,337)
  Purchases of property and equipment..............................     (2,924)   (1,972)
  Capitalization of software development costs.....................       (885)     (620)
  Acquisition of businesses........................................    (13,937)        -
  Other............................................................     (2,000)       88
                                                                      --------   -------

      Net cash used in investing activities........................    (13,935)   (3,358)

Cash flows from financing activities:
  Repayment of long-term debt......................................       (343)     (779)
  Proceeds from long-term debt.....................................     11,673         -
  Note payable to shareholders.....................................     (7,925)        -
  Proceeds from exercise of stock options..........................        307       135
                                                                      --------   -------

      Net cash provided by (used in) financing activities..........      3,712      (644)

Net increase (decrease) in cash and cash equivalents...............      1,187    (3,025)
Cash and cash equivalents, beginning...............................      7,497    11,999
                                                                      --------   -------
Cash and cash equivalents, ending..................................   $  8,684   $ 8,974
                                                                      ========   =======

Supplemental disclosure of cash flow information:
  Interest paid.....................................................  $    317   $    11
                                                                      ========   =======
  Income taxes paid.................................................  $    157   $ 1,236
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

This amendment is being filed to reflect the completion of the valuation of the tangible and intangible assets acquired in the acquisition of DBA Holdings, Inc. and Subsidiaries in February 1997. The previously filed first quarter Form 10-Q had been based on estimates available at the time the first quarter results were reported.

2.  Acquisitions and Non-Recurring Charges

Effective February 1, 1997, the Company acquired all issued and outstanding common stock of DBA Holdings, Inc. and Subsidiaries ( operating as Database America Companies, or DBA), a leading provider of data processing and analytical services for marketing applications, and compiler of information on consumers and businesses in the United States. Total consideration for the acquisition was approximately $100 million, consisting of $60 million in cash, funded using a revolving credit facility (see note 3), and approximately 2.2 million shares of the Company's common stock. The acquisition has been accounted for as a purchase. As part of this acquisition, the Company recorded non-recurring charges totaling $51.8 million for write-offs in connection with the merger of DBA ($49.2 million) as well as other related integration and organizational restructuring costs ($2.6 million). Of this amount approximately $1.0 million was accrued at March 31, 1997, principally for severance costs to be incurred in the second and third quarter of 1997. The remaining intangibles and goodwill recorded as part of the purchase totaling approximately $47.9 million will be written off over lives ranging from 1 to 15 years. Specifically, acquired database costs of $19.0 million and purchased data processing of $9.4 million will be amortized over 1 year and 2 years, respectively.

3.  Revolving Credit Agreement

In February 1997, the Company entered into a $65 million Credit Facility with First Union Bank. In March 1997, the Credit Facility was increased to $75 million. The purpose of this facility was to finance a portion of the acquisition of Database America Companies (see note 2). In addition, the bank syndicate led by First Union Bank approved an additional $10 million of availability under the Credit Facility. At March 31, 1997, total borrowings under this facility were $60.0 million. Interest expense on the facility, which is based on three month LIBOR rates adjusted quarterly, was approximately $458 thousand for the quarter.

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

Results of Operations

The following table sets out for the three month periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales:

                                                         Three Months Ended
                                                              March 31
                                                          1997        1996
                                                          ----        ----
        Statement of Operations Data:

        Net sales                                          100%        100%

        Costs and expenses:
            Database and production costs                   29          25
            Selling, general and administrative             43          41
            Depreciation and amortization                   14           5
            Non-recurring charges                          123          --
                                                          ----         ---

        Total costs and expenses                           209          71
                                                          ----         ---

        Operating income                                  (109)         29
                                                          ----         ---

        Other income (expense)                              --           2
                                                          ----         ---
        Income before income taxes                        (109)         31
        Income taxes                                        (4)         12
                                                          ----         ---
        Net income                                        (113)%        19%
                                                          ====         ===

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, continued


Net Sales

Net sales increased 69% to $41.9 million in the first quarter of 1997 from $24.8 million in the same period of 1996. Net sales from companies acquired since August 1996 and included in first quarter 1997 sales (excluded from prior year operating results) include $8.7 million, or 21% of net sales, from Database America Companies ("DBA") , representing DBA sales starting on February 1, 1997, $2.5 million, or 6% of net sales, from Digital Directory Assistance. Inc. ("PhoneDisc"), $1.1 million, or 3% of net sales, from County Data Corp.("CDC"), and $863 thousand, or 2% of net sales, from Marketing Data Systems ("MDS") and BJ Hunter. Net sales increased 16% for the first quarter of 1997 as compared to the prior period, excluding the effect of acquisitions.

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

Database and Production Costs

Database and production costs for the first quarter of 1997 increased $5.7 million to $12.0 million, or 29% of net sales, compared to $6.3 million, or 25% of net sales, in the prior year quarter. These amounts primarily represent the costs of compiling and telephone verifying information in the database, fulfilling customer orders, the direct costs associated with the production of CD-ROM titles, and royalty costs. The percentage increase for the 1997 quarter is primarily due to higher Database and Production expenses for DBA and PhoneDisc than for the Company's existing business. DBA accounted for $3.4 million of the increase between periods. Additionally, increased sales of CD-ROM products (PhoneDisc), and data processing services (DBA and MDS) bear a slightly higher level of costs than the Company's traditional lead generation products.

Selling, General, and Administrative

Selling, general and administrative expenses in the first quarter of 1997 were $18.0 million, or 43% of net sales, compared to $10.1 million, or 41% of net sales, in the prior year quarter. The percentage increase for the 1997 quarter over the 1996 quarter is primarily due to the higher Selling, General, and Administrative expenses for DBA and PhoneDisc than for the Company's existing business. DBA accounted for $3.3 million of the increase between periods. The increased spending as a percentage of net sales was primarily attributable to an overall increase in direct marketing activities for all of the Company's products and services, continued investment in a field sales organization and promotional marketing of CD-ROM products.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 1997 increased to $5,728,000 from $1,164,000 in the comparable 1996 period. $3.9 million of the increase represents amortization of acquired database costs and purchased data processing related to the acquisition of DBA in February 1997. The remaining increase of $600,000 represents amortization of intangibles for certain other acquisitions recorded since August 1996.

Non-Recurring Charges

As part of the acquisition of DBA, the Company recorded non-recurring charges totaling $51.8 million for write-offs in connection with the merger of DBA ($49.2 million) as well as other related integration and organizational restructuring costs ($2.6 million).

Operating Income

The Company had an operating loss of $(45.6) million in the first quarter of 1997 compared to an operating income of $7.2 million, or 29% of net sales in the first quarter of 1996. Excluding the non-recurring charges described above, operating income for the period would have been $6.2 million, or 15% of net sales. The difference in operating income as a percentage of net sales is attributable to the factors described above.

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

Net cash provided by operating activities for the first quarter 1997 totaled $11.4 million as compared to $1.0 million in the first quarter 1996. The Company spent approximately $1.5 million on upgrades to data processing equipment and $1.0 million related to building and improvements to its Omaha facility. The Company anticipates spending an additional $3.0 million in 1997 for equipment and facility expansion.

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


                                    AMERICAN BUSINESS INFORMATION, INC.
                                    -----------------------------------



                                    /s/ Vinod Gupta
Date:  September 4, 1997            _________________________________________
                                    Vinod Gupta, Chairman of the Board, Chief
                                    Executive Officer (principal executive
                                    officer)

                                    /s/ Jon H. Wellman
                                    __________________________________________
                                    Jon H. Wellman, President and Chief
                                    Operating Officer

                                    /s/ Steven Purcell
                                    __________________________________________
                                    Steven Purcell, Chief Financial Officer
                                    (principal accounting officer)

                               INDEX TO EXHIBITS

                                                             Sequential
Exhibit No.    Description                                   Page No.
-----------    -----------                                   ------------

    11 Statement regarding computation of per share earnings

    27         Financial data schedule