Form 10-Q
period 1997-09-30
AMERICAN BUSINESS INFORMATION INC /DE
filed 1997-10-30
CIK 879437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  X       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934

For the quarterly period ended September 30, 1997 or

           Transition report pursuant to Section 13 or 15(d) of the Securities
-----      Exchange Act of 1934


For the transition period from                to
                               --------------   ------------

Commission File Number     0-19598
                           -------

                       AMERICAN BUSINESS INFORMATION, INC.
--------------------------------------------------------------------------------
               (exact name of registrant specified in its charter)

           DELAWARE                                          47-0751545
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification Number)

5711 SOUTH 86TH CIRCLE, OMAHA, NEBRASKA                         68127
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            (402) 593-4500
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

                             Yes   X         No
                                ------         ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 24,568,332 shares of Class A Common Stock and
          24,568,332 shares of Class B Common Stock at October 9, 1997

                       AMERICAN BUSINESS INFORMATION, INC.

                                      INDEX


                                                                           PAGE NO.
                                                                           --------
PART I - FINANCIAL INFORMATION                                                  2

         Consolidated Balance Sheets as of September 30, 1997 and
         December 31, 1996                                                      3

         Consolidated Statements of Operations for the three months and nine
         months ended September 30, 1997 and 1996                               4

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1997 and 1996                                            5

         Notes to Consolidated Financial Statements                           6 - 7

         Management's Discussion and Analysis of  Results of Operations       8 - 17

PART II - OTHER INFORMATION                                                    18

         Item 2.  Changes in Securities                                        19

         Item 4.  Submission of Matters to a Vote of Security Holders          19

         Item 5.  Other Information                                            20

         Item 6.  Exhibits and Reports on Form 8-K                             21

         Signatures                                                            22

         Index to Exhibits                                                     23

                      AMERICAN BUSINESS INFORMATION, INC.




                                   FORM 10-Q



                             FOR THE QUARTER ENDED

                               SEPTEMBER 30, 1997




                                     PART I




                           FINANCIAL INFORMATION AND

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS
                                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                               1997             1996
                                                                                           -------------    -------------
Current assets:
    Cash and cash equivalents ..........................................................   $      10,171    $       7,497
    Marketable securities ..............................................................          20,726           22,810
    Trade accounts receivable, net of allowances of $7,869 and $2,724, respectively ....          48,964           29,630
    Income taxes receivable ............................................................           6,916            1,105
    Prepaid expenses ...................................................................           3,665            3,267
    Deferred marketing costs ...........................................................           2,566            1,263
                                                                                           -------------    -------------
        Total current assets ...........................................................          93,008           65,572

Property and equipment, net ............................................................          23,864           18,886
Intangible assets, net of accumulated amortization .....................................          76,426           17,410
Deferred income taxes ..................................................................            --              5,388
Other assets ...........................................................................           2,737              621
                                                                                           -------------    -------------

                                                                                           $     196,035    $     107,877
                                                                                           =============    =============
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt ..................................................   $         531    $         708
    Payable to shareholders ............................................................           4,746            7,925
    Accounts payable ...................................................................          10,984            5,520
    Accrued payroll expenses ...........................................................           3,618            2,352
    Accrued expenses ...................................................................           6,832              711
    Deferred revenue ...................................................................           2,550            2,117
    Deferred income taxes ..............................................................           1,394              512
                                                                                           -------------    -------------
        Total current liabilities ......................................................          30,655           19,845

Long-term debt, net of current portion .................................................          81,636              427
Deferred income taxes ..................................................................           3,068             --
Other liabilities ......................................................................           4,000             --

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.0025 par value.  Authorized 5,000,000 shares;
        none issued or outstanding .....................................................            --               --
    Common stock, $.0025 par value.  Authorized 75,000,000 shares; 48,971,664 shares issued and 48,806,664 shares outstanding at September 30, 1997 and 44,366,920
        shares issued and 44,201,920 shares outstanding at December 31, 1996 ...........              61               55
    Paid-in capital ....................................................................          68,270           37,268
    Retained earnings ..................................................................           9,410           52,942
    Treasury stock, at cost, 165,000 shares held .......................................          (2,281)          (2,281)
    Unrealized holding gain (loss),  net of tax ........................................           1,216             (379)
                                                                                           -------------    -------------
        Total stockholders' equity .....................................................          76,676           87,605
                                                                                           -------------    -------------

                                                                                           $     196,035    $     107,877
                                                                                           =============    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30               SEPTEMBER 30
                                                   -----------------         -----------------
                                                     1997         1996         1997         1996
                                                ---------    ---------    ---------    ---------
Net sales ...................................   $  50,555    $  27,585    $ 139,511    $  76,695
Costs and expenses:
    Database and production costs ...........      14,148        7,745       38,674       20,673
    Selling, general and administrative .....      21,331       11,409       59,396       31,674
    Depreciation and amortization ...........       8,985          962       24,397        3,291
    Acquisition-related charges .............       4,300       21,500       56,098       21,500
                                                ---------    ---------    ---------    ---------
                                                   48,764       41,616      178,565       77,138
                                                ---------    ---------    ---------    ---------

Operating income (loss) .....................       1,791      (14,031)     (39,054)        (443)
Other income (expense):
    Investment income .......................         955          522        2,513        1,567
    Interest expense ........................      (1,212)         (20)      (2,687)         (53)
    Other ...................................        --           (740)        --           (740)
                                                ---------    ---------    ---------    ---------
Income (loss) before income taxes
    and discontinued operation ..............       1,534      (14,269)     (39,228)         331
Income taxes ................................         775       (5,389)       4,299          126
                                                ---------    ---------    ---------    ---------
Income (loss) from continuing operations ....         759       (8,880)     (43,527)         205
Loss on discontinued operation ..............        --           (355)        --           (355)
Loss from abandonment of subsidiary .........        --         (1,373)        --         (1,373)
                                                ---------    ---------    ---------    ---------
Net income (loss) ...........................   $     759    $ (10,608)   $ (43,527)   $  (1,523)
                                                =========    =========    =========    =========


EARNINGS PER SHARE DATA:
Income (loss) from continuing operations ....   $    0.02    $   (0.21)   $   (0.91)   $    0.00
                                                =========    =========    =========    =========
Loss on discontinued operation and
    abandonment of subsidiary ...............   $    --      $   (0.04)   $    --      $   (0.04)
                                                =========    =========    =========    =========
Net income (loss) ...........................   $    0.02    $   (0.25)   $   (0.91)   $   (0.04)
                                                =========    =========    =========    =========
Weighted average shares outstanding .........      48,774       41,680       47,964       41,616
                                                =========    =========    =========    =========







               The accompanying notes are an integral part of the
                       consolidated financial statements.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                             -----------------
                                                                               1997        1996
                                                                           --------    --------
Cash flows from operating activities:
Net income (loss) ......................................................   $(43,527)   $ (1,523)
Adjustments to reconcile net income to cash flows from
        operating activities:
            Depreciation and amortization ..............................     24,397       2,505
            Deferred income taxes ......................................     (2,431)     (5,790)
            Net realized (gain) loss on sale of marketable securities
               and other investments ...................................     (1,647)        (83)
            Acquisition-related charges ................................     53,500      21,500
            Loss on sale of discontinued operation .....................       --         1,728
            Impairment of other assets .................................       --           740
      Changes in assets and liabilities:
           Trade accounts receivable ...................................     (6,869)     (3,813)
           Prepaid expenses and other assets ...........................      1,261        (987)
           Deferred marketing costs ....................................     (1,303)       (604)
           Accounts payable ............................................       (985)        987
           Income taxes payable and receivable .........................        698        (335)
        Accrued expenses and other liabilities .........................     (5,677)     (3,776)
                                                                           --------    --------
                Net cash provided by operating activities ..............     17,417      10,549

Cash flows from investing activities:
      Proceeds from sale of marketable securities ......................     18,589       8,274
      Purchases of marketable securities ...............................    (12,285)     (8,634)
      Purchases of property and equipment ..............................     (6,392)     (4,639)
      Purchase of other investments ....................................     (2,000)       --
      Acquisition of businesses ........................................    (79,462)     (4,000)
      Capitalization of consumer database costs ........................     (2,348)       --
      Capitalization of software development costs .....................     (2,235)     (1,345)
      Other ............................................................     (1,101)        258
                                                                           --------    --------
           Net cash used in investing activities .......................    (87,234)    (10,086)

Cash flows from financing activities:
      Repayment of long-term debt ......................................     (2,026)     (1,013)
      Proceeds from long-term debt .....................................     81,000        --
      Deferred financing costs .........................................       (388)       --
      Payment of note payable to shareholders ..........................     (7,925)       --
      Purchase of treasury stock .......................................       --        (2,281)
      Proceeds from exercise of stock options ..........................      1,242         380
      Tax benefit related to employee stock options ....................        588         128
                                                                           --------    --------
           Net cash provided by (used in) financing activities .........     72,491      (2,786)

Net increase (decrease) in cash and cash equivalents ...................      2,674      (2,323)
Cash and cash equivalents, beginning ...................................      7,497      11,999
                                                                           --------    --------
Cash and cash equivalents, ending ......................................   $ 10,171    $  9,676
                                                                           ========    ========

Supplemental disclosure of cash flow information:
     Interest paid .....................................................   $  2,247    $     53
                                                                           ========    ========
     Income taxes paid .................................................   $  7,389    $  5,418
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

The Company suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's 1996 Annual Report to the Securities and Exchange Commission on Form 10-K, as amended, and its audited consolidated financial statements and notes thereto for the six months ended June 30, 1997 included in the Company's Registration Statement on Form S-3 filed September 29, 1997 and any amendments thereto. Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.

2.   ACQUISITIONS AND ACQUISITION-RELATED CHARGES

Effective February 1997, the Company acquired all issued and outstanding common stock of DBA Holdings, Inc. and Subsidiaries (operating as Database America Companies, or DBA), a provider of data processing and analytical services for marketing applications, and compiler of information on consumers and businesses in the United States. Total consideration for the acquisition was approximately $103.5 million, consisting of $60 million in cash, funded using a revolving credit facility (See Note 3), and approximately 4.6 million unregistered shares of the Company's common stock. The acquisition has been accounted for under the purchase method of accounting. As part of this acquisition, the Company recorded acquisition-related charges totaling $51.8 million for write-offs including $49.2 million for purchased in-process research and development costs which related to projects that had not met technological feasibility as well as $2.6 million for other related integration and organizational restructuring costs. Intangibles and goodwill recorded as part of the purchase included acquired database costs of $19.0 million (to be amortized over 1 year), purchased data processing software of $9.4 million (to be amortized over two years), noncompete agreements of $1.7 million (to be amortized over 10 years) and goodwill of $18.6 million (to be amortized over 10 years).

Effective August 1997, the Company acquired certain assets and assumed certain liabilities of Pro CD, Inc. (Pro CD) from Acxiom Corporation (Acxiom), a provider of telephone directory and other business software products on CD ROM to consumers. Total consideration for the acquisition was $18 million in cash, funded using a revolving credit facility (See Note 3). The acquisition has been accounted for under the purchase method of accounting. As part of the acquisition, the Company recorded acquisition-related charges of $4.3 million for write-offs of purchased in-process research and development costs which related to projects that had not met technological feasibility. Intangibles and goodwill recorded as part of the purchase included goodwill of $5.5 million (to be amortized over 10 years), tradenames and noncompete agreements of $8.9 million (to be amortized over 10 years), and $2.2 million of other intangibles (to be amortized over 3 years).

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  REVOLVING CREDIT AGREEMENT

In February 1997, the Company entered into a $65 million Credit Facility with First Union Bank of North Carolina. The purpose of this facility was to finance a portion of the acquisition of Database America Companies (See Note 2). In addition, the bank syndicate led by First Union Bank of North Carolina subsequently approved an additional $35 million of availability under the Credit Facility principally to finance the acquisition of Pro CD in August 1997. At September 30, 1997, total borrowings under this facility were $78.0 million. Interest expense on the facility, which is currently based on LIBOR plus 0.50% based on the Company's funded debt ratio, was approximately $2.5 million for the nine months ended September 30, 1997.


4.  SUBSEQUENT STOCK SPLIT

On October 3, 1997, the Company reclassified its existing common stock as Class B Common Stock and authorized 220 million shares of new Class A Common Stock. The Class A Common Stock entitles the holder thereof to one vote per share and a non-cumulative dividend of $0.02 per share per year, when and as declared by the Board of Directors, in preference to any dividend on the Class B Common Stock. The Class B Common Stock entitles the holder thereof to ten votes per share. In all other respects, the Class A Common Stock and Class B Common Stock are identical.

On October 3, 1997, the Board of Directors declared a dividend of one share of Class A Common Stock for each share of Class B Common Stock then outstanding, which was paid on October 9, 1997 and was accounted for as a two-for-one stock split.

All share and per share information presented in these financial statements have been restated to reflect the split.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

The Company is a leading provider of business and consumer marketing information products and data processing services. The Company's products and services help its clients generate new customers more effectively at lower cost. The Company's key assets include a proprietary database of over 11 million businesses and a consumer database of over 113 million households and 180 million individuals in the United States and Canada, which the Company believes are among the most comprehensive and accurate available. The Company leverages there key assets by selling a broad range of marketing information products and data processing services through targeted distribution channels primarily to small and medium size businesses and also to consumers and large corporations.

This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by those sections. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Operating Results" below. The Company assumes no obligation to update the forward-looking statement or such factors.

RESULTS OF OPERATIONS

The following table sets out for the three and nine month periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales:


                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                     ------------------      -----------------
                                       1997       1996        1997       1996
                                      ------     ------      ------     ------
Statement of Operations Data:

Net sales                               100%       100%       100%       100%
Costs and expenses:
  Database and production costs          28         28         28         27
  Selling, general and administrative    42         41         43         41
  Depreciation and amortization          18          3         17          5
  Acquisition-related charges             9         78         40         28
                                     ------     ------     ------     ------

Operating income (loss)                   4        (51)       (28)        (1)

Other income (expense), net              (1)        (1)      --            1
                                     ------     ------     ------     ------
Income (loss) before income
  taxes and discontinued operation        3        (52)       (28)      --

Income taxes                              2        (20)         3       --
                                     ------     ------     ------     ------
Income from continuing operations         2        (32)       (31)      --

Loss on discontinued operation and
  abandonment of subsidiary            --           (6)      --           (2)
                                     ------     ------     ------     ------

Net income (loss)                         2%       (38)%      (31)%       (2)%
                                     ======     ======     ======     ======

Net Sales

Net sales for the three months ended September 30, 1997 were $50.6 million, an 83% increase from $27.6 million in the comparable period in 1996. Net sales for the nine months ended September 30, 1997 were $139.5 million, an 82% increase from $76.7 million in the comparable period in 1996. Of these amounts, approximately $15.4 million and approximately $38.3 million were attributable to the net sales of Database America for the three month period and the period from February 1, 1997, the date of acquisition, through September 30, 1997, respectively.

Net sales of sales lead generation products for the three months ended September 30, 1997 were $29.5 million, a 27% increase from $23.3 million in the comparable period in 1996. Excluding the effect of acquisitions completed after September 30, 1996, net sales of sales lead generation products for the three months ended September 30, 1997 were $26.2 million, a 21% increase from the comparable period in 1996. Net sales of sales lead generation products attributable to acquired companies and included in the three months ended September 30, 1997 were approximately $3.3 million, or 11% of net sales. Of this amount, $1.6 million were attributable to the net sales of Database America for the three months September 30, 1997. The remaining $1.7 million were primarily attributable to the net sales of County Data Corporation and BJ Hunter for the three months ended September 30, 1997.

Net sales of sales lead generation products for the nine months ended September 30, 1997 were $94.5 million, a 45% increase from $65.3 million in the comparable period in 1996. Excluding the effect of acquisitions completed after September 30, 1996, net sales of sales lead generation products for the nine months ended September 30, 1997 were $79.0 million, a 21% increase from the comparable period in 1996. Net sales of sales lead generation products attributable to acquired companies and included in the nine months ended September 30, 1997 were approximately $15.5 million, or 16% of net sales. Of this amount, approximately $10.7 million were attributable to the net sales of Database America from February 1, 1997 through September 30, 1997. The remaining $4.8 million were primarily attributable to the net sales of County Data Corporation and BJ Hunter for the nine months ended September 30, 1997.

Net sales of data processing services for the three months ended September 30, 1997 were $14.6 million, as compared to $1.2 million in the comparable period in 1996. This increase is directly attributable to the acquisitions of Database America and Marketing Data Systems. Of the increase, $13.8 million were attributable to the net sales of Database America and $554 thousand were attributable to the net sales of Marketing Data Systems for the three months ended September 30, 1997, respectively.

Net sales of data processing services for the nine months ended September 30, 1997 were $30.9 million, as compared to $3.1 million in the comparable period in 1996. This increase is primarily attributable to the acquisitions of Database America and Marketing Data Systems. Of the increase, $27.6 million were attributable to the net sales of Database America from February 1, 1997 through September 30, 1997 and $1.5 million were attributable to the net sales of Marketing Data Systems for the nine months ended September 30, 1997.

Net sales of consumer CD-ROM products for the three months ended September 30, 1997 were $6.5 million, an 111% increase from $3.1 million in the comparable period in 1996. This increase was primarily attributable to the acquisition of Digital Directory Assistance in August 1996 and Pro CD in August 1997.

Net sales of consumer CD-ROM products for the nine months ended September 30, 1997 were $14.1 million, a 71% increase from $8.3 million in the comparable period in 1996. This increase was primarily attributable to the acquisition of Digital Directory Assistance in August 1996 and Pro CD in August 1997.

Database and Production Costs

Database and production costs for the three months ended September 30, 1997 were $14.1 million, an 83% increase from $7.8 million in the comparable period in 1996. These costs constituted 28% of net sales in each of the three months ended September 30, 1997 and 1996.

Database and production costs for the nine months ended September 30, 1997 were $38.7 million, an 87% increase from $20.7 in the comparable period in 1996. These costs constituted 28% of net sales in the nine months ended September 30, 1997, and 27% of net sales in the comparable period in 1996. The increase as a percentage of net sales was the result of higher database and production costs for data processing services and CD-ROM production as compared to the costs for maintaining and verifying the Company's databases.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 1997 were $21.3 million, an 87% increase from $11.4 million in the comparable period in 1996. These expenses constituted 42% of net sales in the three months ended September 30, 1997 and 41% as a percentage of net sales in the comparable period in 1996. The increase as a percentage of net sales was primarily attributable to an increase in direct marketing activities for all of the Company's products and services, continued investment in the Company's field sales organization and promotional marketing of consumer CD-ROM products.

Selling, general and administrative expenses for the nine months ended September 30, 1997 were $59.4 million, an 88% increase from $31.7 million in the comparable period in 1996. These expenses constituted 43% of net sales in the nine months ended September 30, 1997 and 41% as a percentage of net sales in the comparable period in 1996. This increase as a percentage of net sales was primarily attributable to an increase in direct marketing activities for all of the Company's products and services, continued investment in the Company's field sales organization and promotional marketing of consumer CD-ROM products.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 1997 were $9.0 million, as compared to $1.0 million in the comparable period in 1996. These expenses constituted 18% of net sales in the three months ended September 30, 1997, and 3% of net sales in the comparable period of 1996. Of such increases, $5.9 million represented amortization of acquired database costs and purchased data processing costs related to the acquisition of Database America, which are being amortized over lives of one to two years. The remaining increase reflects additional depreciation on property and equipment additions and amortization of intangibles for certain other acquisitions recorded since September 30, 1996.

Depreciation and amortization expenses for the nine months ended September 30, 1997 were $24.4 million, as compared to $3.3 million in the comparable period in 1996. These expenses constituted 17% of net sales in the nine months ended September 30, 1997, and 5% of net sales in the comparable period of 1996. Of such increases, $15.8 million represented amortization of acquired database costs and purchased data processing costs related to the acquisition of Database America, which are being amortized over lives of one to two years. The remaining increase reflects additional depreciation on property and equipment additions and amortization of other intangibles for acquisitions recorded since
September 30, 1996.

Acquisition-Related Charges

As part of the acquisition of Digital Directory Assistance in August 1996, the Company recorded charges of $10.0 million in the three months ended September 30, 1996 for acquired in-process research and development costs. Additionally in September 1996, the Company recorded a charge of $11.5 million due to the change in estimated useful lives based on management's evaluation of the remaining lives of certain intangibles related to acquisitions made prior to 1995. These charges totaling $21.5 million constituted 78% and 28% of net sales for the three and nine month periods ended September 30, 1996, respectively.

As part of the acquisition of Pro CD in August 1997, the Company recorded charges of $4.3 million, or 9% of net sales, in the three months ended September 30, 1997 for acquired in-process research and development costs.

As part of the acquisition of Database America in February 1997 and Pro CD in August 1997, the Company recorded charges totaling $56.1 million, or 40% of net sales, in the nine months ended September 30, 1997 for acquired in-process research and development costs as well as other related integration and organizational restructuring costs.

Operating Income (Loss)

As a result of the factors described above, the Company had operating income of $1.8 million, or 4% of net sales, in the three months ended September 30, 1997, as compared to operating loss of $(14.0) million, or (51)% of net sales, in the comparable period in 1996. Excluding the effect of the amortization and acquisition-related charges described above, the Company would have had operating income of $12.0 million, or 24% of net sales, in the three months ended September 30, 1997, and operating income of $7.5 million, or 27% of net sales, in the three months ended September 30, 1996.

As a result of the factors described above, the Company had an operating loss of $(39.1) million, or (28)% of net sales, in the nine months ended September 30, 1997, as compared to an operating loss of $(443) thousand, or (1)% of net sales, in the comparable period in 1996. Excluding the effect of the amortization and acquisition related charges described above, the Company would have had operating income of $32.8 million, or 24% of net sales, in the nine months ended September 30, 1997, and operating income of $21.1 million, or 27% of net sales, in the nine months ended September 30, 1996.

Other Income (Expense), Net

Other income (expense), net for three months ended September 30, 1997 was $(257) thousand, as compared to $(238) in the comparable period in 1996.

Other income (expense), net for nine months ended September 30, 1997 was $(174) thousand, as compared to $774 thousand in the comparable period in 1996. This decrease was primarily attributable to interest expense incurred on the Company's credit facility, of which $78.0 was outstanding at September 30, 1997 (See Note 3). The Company had no outstanding borrowings under a credit facility at September 30, 1996.

Income Taxes

A provision for income taxes at a combined federal and state tax rate of 38% was recorded with respect to the three and nine month periods ended September 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $10.2 million and marketable securities of $20.7 million. In February 1997, the Company entered into a $65.0 million credit facility in connection with the acquisition of DBA. Subsequently, the Company has increased this credit facility to $100.0 million. The primary reason for the increase was to finance the acquisition of Pro CD. As of September 30, 1997, $78.0 million of this facility had been drawn upon and the Company had working capital of $62.4 million.

Net cash provided by operating activities for the nine months ended September 30, 1997 totaled $17.4 million as compared to $10.5 million in the comparable period in 1996. During 1997, the Company has spent $4.0 million related to acquisitions of furniture, fixtures and computer equipment and $2.4 million related to building and improvements to its Omaha facility. The Company is building a new facility for the consumer and business database compilation division in Papillion, Nebraska, with an estimated cost of $8.0 million, which is anticipated to be completed in mid-1998.

The Company has paid $87.4 million during the nine months ended September 30, 1997 related to the acquisition of certain businesses. This amount includes $59.1 million, $18.3 million, and $8.1 million related to the acquisition of Database America, Pro CD, and Digital Directory Assistance, respectively.

The Company believes that cash flows from operations, its cash and short term investments, and its borrowing facilities (see Note 3 of the Notes to the Consolidated Financial Statements for a description) will satisfy the Company's projected working capital and other cash requirements for at least the next 12 months. To the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Any such future growth and any acquisitions of other technologies, products or companies may require the Company to obtain additional equity or debt financing, which may not be available or may be dilutive.

FACTORS THAT MAY AFFECT OPERATING RESULTS


Integration of Recent and Future Acquisitions. Since mid-1996, the Company has completed six acquisitions, including the August 1996 acquisition of certain assets and liabilities of Digital Directory Assistance, the November 1996 merger with County Data Corporation and acquisition of certain assets and liabilities of Marketing Data Systems, the December 1996 acquisition of certain assets and liabilities of BJ Hunter, the February 1997 merger with Database America ("DBA") and the August 1997 acquisition of certain assets and liabilities of Pro CD. The Company also made a number of other acquisitions in prior periods. The Company's strategy includes continued growth through acquisitions of complementary products, technologies or businesses, which, if implemented, will result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of operations, databases, products and personnel, financial and accounting issues set forth in "--Financial and Accounting Issues Related to Acquisitions," difficulty in applying the Company's internal controls to acquired businesses and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent that efforts to integrate recent or future acquisitions fail, there will be a material adverse effect on the Company's business, financial condition and results of operations. While the Company has not made any binding commitments with respect to any particular future acquisitions, the Company frequently evaluates the strategic opportunities available to it and intends to aggressively pursue opportunities that it believes fit its business strategy.

Financial and Accounting Issues Related to Acquisitions. In connection with the acquisitions completed since mid-1996, the Company issued approximately 3.7 million shares of Class A Common Stock and 3.7 million shares of Class B Common Stock, and paid approximately $93.9 million in cash. The issuance of stock in these or future transactions may be dilutive to existing stockholders to the extent that earnings of the acquired companies do not offset the additional number of shares outstanding. In connection with the acquisitions of DBA and Pro CD, the Company incurred approximately $78.0 million in debt, of which approximately $50.0 million will be repaid with the proceeds to the Company from the current offering of Class A Common Stock. In connection with future acquisitions, the Company may incur substantial amounts of debt. Servicing such debt may result in decreases in earnings per share, and the inability on the part of the Company to service such debt would result in a material adverse effect on the Company's business, financial condition and results of operations. Finally, the Company expects that future acquisitions will generally be required to be accounted for using the purchase method. As a result of such accounting treatment, the Company may be required to take charges to operations or to amortize goodwill in connection with future acquisitions. As a result of acquisitions completed since mid-1996, the Company was required to take significant acquisition-related charges to operations and will be required to amortize goodwill and other intangibles over periods of 1 to 15 years. The acquisition-related charges and amortization of goodwill and other intangibles have had and will continue to have an adverse effect on net income. To the extent that future acquisitions result in substantial charges to operations, incurrence of debt and amortization of goodwill and other intangibles, such acquisitions could have an adverse effect on the Company's net income, earnings per share and overall financial condition.

Recent Changes in Senior Management; Constraints on Management Resources. The Company has experienced rapid growth, particularly as a result of its recent acquisitions, and believes that as a result the hiring and retention of senior management will be essential to the Company's ability to manage growth successfully. In 1996 and the first nine months of 1997, the lack of senior management resources resulted in a few key individuals taking on multiple roles and responsibilities in the Company, which in turn placed a significant strain on the Company's senior management. While the Company believes it has filled many key management positions in the last several months, there can be no assurance that the Company will be successful in attracting and retaining senior management personnel in the future. The Company's founder and Chairman of the Board, Vinod Gupta, expects to remain an active Chairman of the Board but to reduce his role in the Company's day-to-day management over the next twelve months due to the Company's employment of additional executive officers. Mr. Gupta may be offered an appointed position with the Federal Government. If such an appointment is offered to and accepted by Mr. Gupta, Mr. Gupta will be required to resign as an employee and director of the Company, but he will not be required to divest himself of his shares in the Company. The Company hired Scott Dahnke as its Chief Executive Officer in October 1997, Steven Purcell as its Chief Financial Officer in April 1997, Gregory Back as its Executive Vice President of Corporate Planning and Business Development, Joseph Szczepaniak as the President of the Company's Consumer CD-ROM division and Kevin Hall as Senior Vice President of Special Projects in October 1997 and Rick Puckett as its Corporate Controller in September 1997. Messrs. Purcell, Szczepaniak and Puckett had no prior experience with the Company. Messrs. Dahnke, Back and Hall served as consultants to the Company since May 1997, but did not have experience with the day-to-day management of the Company. This new management team does not have experience working together or working with the Company's other senior management and personnel. Failure of the new management team to manage growth, work together or work effectively with the Company's other senior management could result in disruptions in operations or the departure of key personnel, which in turn could have a material adverse effect on the Company's business, financial condition or results of operations.

Fluctuations in Operating Results; Failure to Achieve Anticipated Growth. The Company believes that future operating results will be subject to quarterly and annual fluctuations, and that long term growth will depend upon the Company's ability to expand its present business and complete strategic acquisitions. The Company's net sales on a quarterly basis can be affected by seasonal characteristics and certain other factors. For example, the Company experiences higher revenue from its sales leads products in the fall of each year due to increases in direct marketing by the Company's clients in the fourth quarter of each year. In addition, the Company typically experiences increases in revenue in the two months following introduction of new editions of its consumer CD-ROM products. Revenue from sales lead generation products is generally lower in the summer due to decreased direct marketing activity of the Company's customers during that time. The Company's operating expenses are determined in part based on the Company's expectations of future revenue growth and are substantially fixed. As a result, unexpected changes in revenue levels will have a disproportionate effect on net income in any given period. Long term growth will be adversely affected if the Company fails to broaden its existing product and service offerings, increase sales of products and services, or expand into new markets, or fails to complete acquisitions or successfully integrate acquired operations into its existing operations. To the extent there are fluctuations in operating results or the Company fails to achieve long-term internal growth or growth through acquisitions, there could be an adverse affect on the Company's business, financial condition, results of operations or stock price.

Risk of Product Returns. The Company has agreements that allow retailers certain rights to return the Company's consumer CD-ROM products and consumers may also seek to return such products to the Company. In the past the Company has offered customers a money-back guarantee on its products. Accordingly, the Company is exposed to the risk of product returns from retailers, distributors, and direct purchasers, particularly in the case of products sold shortly before introduction of the next year's edition of the same product. At the time of product sales, the Company establishes reserves based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, seasonal variations in product returns, distributor and retailer inventories of the Company's products and other factors. The Company's product returns have historically been high in the fourth fiscal quarter, immediately prior to and after the introduction of new editions of the Company's products. Actual product returns could differ from estimates, and product returns that exceed the Company's reserves could adversely affect the Company's business, financial condition and results of operations.

Restatement of Financial Statements. The Company was required to restate its financial statements twice in 1997. One restatement was required in connection with the recognition of compensation expense associated with a former officer of the Company and the other was required in connection with recognition and amortization of goodwill associated with an acquisition. Because of these recent restatements of financial statements, any future restatement of the Company's financial statements, to the extent it is material, could have an adverse affect on the Company's results of operations and stock price.

Risks Associated with Changes in Technology. Advances in information technology may result in changing customer preferences for products and product delivery formats in the business and consumer marketing information industry. The Company believes it is presently the leading provider of marketing information on CD-ROM. However, the Company believes that if customers increasingly look to the Internet, DVD or other new technology for information resources, the market for business and consumer information on CD-ROM may contract and prices for CD-ROM products may have to decrease or CD-ROM products may become obsolete. Failure of the Company to successfully shift its products to the Internet or DVD or to successfully introduce products that take advantage of other technological changes may thus have an adverse effect on the Company's business, results of operations and financial condition.

Volatility and Uncertainties With Respect to Stock Price. As with other companies that have experienced rapid growth, the Company has experienced and is likely to continue to experience substantial volatility in its stock price. Factors such as announcements by either the Company or its competitors of new products or services or of changes in product or service pricing policies, quarterly fluctuations in the Company's operating results, announcements of technical innovations, announcements relating to strategic relationships or acquisitions, changes in earnings estimates, opinions or ratings by analysts, and general market conditions or market conditions within the business and consumer marketing information industry, among other factors, may have significant impact on the Company's stock price. Should the Company fail to introduce, enhance or integrate products or services on the schedules expected, its stock price could be adversely affected. It is likely that in some future quarter the Company will fail to achieve anticipated operating results, and this failure will have a material adverse effect on the Company's stock price. In addition, the Company's Class A Common Stock and Class B Common Stock have been trading for a very short time. While the Company expects the Class A Common Stock and Class B Common Stock prices to remain roughly equal in most market conditions, the difference in rights of the two classes, coupled with the general volatility of the Company's stock price described above, could cause the Class A Common Stock and Class B Common Stock to trade at different prices. In the event of a tender offer or other unsolicited attempt to acquire the Company, shares of Class B Common Stock would likely trade at a substantial premium to shares of Class A Common Stock as a result of the disparity of voting rights. Future issuances of both Class A Common Stock and Class B Common Stock could affect the price for either or both classes of Common Stock. For the foregoing reasons, the price for the Company's Class A Common Stock may be subject to substantial fluctuation.

Competition. The business and consumer marketing information industry is highly competitive. In particular, the rapid expansion of the Internet creates a substantial new channel for distributing business information to the market, and a new avenue for future entrants to the business and consumer marketing information industry. There is no guarantee that the Company will be successful in this new market. Many of the Company's principal or potential future competitors are much larger than the Company and have much larger capital bases from which to develop and compete with the Company. In business sales lead generation products, the Company faces competition from Dun's Marketing Services ("DMS"), a division of Dun & Bradstreet. DMS, which relies upon information compiled from Dun & Bradstreet's credit database, tends to focus on marketing to large companies. In business directory publishing, the Company competes primarily with Regional Bell Operating Companies, Donnelley Marketing and many smaller, regional directory publishers. In consumer sales lead generation products, the Company competes with Metromail, Donnelley Marketing, R.L. Polk, Trans Union, Equifax and Experian, both directly and through reseller networks. In data processing services, the Company competes with Acxiom, May & Speh, Harte-Hanks Data Technologies and Direct Marketing Technologies. In consumer products, the Company competes with certain small producers of CD-ROM products. In addition, the Company faces competition to the extent similar information is available on the Internet.

Risks Associated with Computer Systems and Software Upgrades. Many of the Company's currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, the re-engineering of the Company's computer systems and software products to achieve year 2000 compliance will need to be completed within approximately two years. System wide computer upgrades and re-engineering can lead to unanticipated system and software defects that could disrupt the Company's data compilation, processing and packaging activities. In addition, the Company needs to replace its accounting systems in order to accommodate recent growth. If the Company is unsuccessful in upgrading its computer systems and software, or if successful completion of such upgrades takes longer than anticipated, such failure or delay would have a material adverse effect on the Company's business, competitive position, results of operations and financial condition.

Loss of Data Centers. The Company's business depends on computer systems contained in the Company's data centers located in Omaha, Nebraska, Carter Lake, Iowa and Montvale, New Jersey. A fire or other disaster affecting any of the Company's data centers could disable the Company's computer systems. Any significant damage to any of the data centers could have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Protection of Intellectual Property and Proprietary Rights. The Company regards its databases and software as proprietary. The Company's databases are copyrighted, and the Company depends on trade secret and non-disclosure safeguards for protection of its software. The Company distributes its products under agreements that grant customers a license to use the Company's products in the ordinary course of their businesses and contain terms and conditions prohibiting the unauthorized reproduction of the Company's products. In addition, the Company generally enters into confidentiality agreements with its management and programming staff and limits access to and distribution of its proprietary information. There can be no assurance that the foregoing measures will be adequate to protect the Company's intellectual property.

Direct Marketing Regulation and Dependence Upon Mail Carriers. The Company and many of its customers engage in direct marketing. Certain data and services provided by the Company are subject to regulation by federal, state and local authorities. In addition, growing concerns about individual privacy and the collection, distribution and use of information about individuals have led to self-regulation of such practices by the direct marketing industry through guidelines suggested by the Direct Marketing Association (the "DMA") and to increased federal and state regulation. Compliance with existing federal, state and local laws and regulations and industry self-regulation has not to date had a material adverse effect on the Company's business, financial condition or results of operations. Nonetheless, federal, state and local laws and regulations designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may increasingly affect the operations of the Company, which could result in substantial regulatory compliance or litigation expense or a loss of revenue. Certain proposed federal legislation could also create proprietary rights in certain "white pages" information that is presently in the public domain, which could in turn increase the cost to the Company of acquiring data or disrupt its ability to do so. The direct mail industry depends and will continue to depend upon the services of the United States Postal Service and other private mail carriers. Any modification by the United States Postal Service of its rate structure, any increase in public or private postal rates generally or any disruption in the availability of public or private postal services could have a negative impact on the demand for business information, direct mail activities and the cost of the Company's direct mail activities.

                       AMERICAN BUSINESS INFORMATION, INC.




                                    FORM 10-Q



                              FOR THE QUARTER ENDED

                               SEPTEMBER 30, 1997




                                     PART II




                                OTHER INFORMATION

                       AMERICAN BUSINESS INFORMATION, INC.
                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1997

                                     PART II

ITEM 2.   CHANGES IN SECURITIES

On October 3, 1997, the Company reclassified its existing common stock as Class B Common Stock and authorized 220 million shares of new Class A Common Stock. The Class A Common Stock entitles the holder thereof to one vote per share and a non-cumulative dividend of $0.02 per share per year, when and as declared by the Board of Directors, in preference to any dividend on the Class B Common Stock. The Class B Common Stock entitles the holder thereof to ten votes per share. In all other respects, the Class A Common Stock and Class B Common Stock are identical.

On October 3, 1997, the Board of Directors declared a dividend of one share of Class A Common Stock for each share of Class B Common Stock then outstanding, which was paid on October 9, 1997 and was accounted for as a two-for-one stock split.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders of the Company held on October 3, 1997, the stockholders voted and approved the following items:

     1. Proposal to amend Article IV of the company's Certificate of Incorporation, as amended, to (i) reclassify the existing common stock of the Company as Class B Common Stock, which is identical to the existing common stock except that each share will entitle its holder to ten votes, (ii) authorize a new class of common stock, designated as Class A Common Stock, with a preferential dividend right over the Class B Common Stock and one vote per share, (iii) increase the number of authorized shares of common stock from 75,000,000 to 295,000,000, consisting of 220,000,000 shares of Class A Common Stock and 75,000,000 shares of Class B Common Stock, and (iv) establish the rights, powers and limitations of the Class A Common Stock and the Class B Common Stock.

     For 17,205,524  Against 2,965,639  Abstain 16,860  Broker Non-vote 13,290
         ----------          ---------          ------                  ------

     2. Proposal to approve the adoption of the Company's 1997 Class A Common Stock Plan, including the reservation thereunder of 2,000,000 shares of the Company's Class A Common Stock, contingent upon stockholder approval of proposal No. 1.

     For 14,791,156  Against 5,384,989  Abstain 17,210  Broker Non-vote 7,958
         ----------          ---------          ------                  -----

ITEM 5.  OTHER INFORMATION

         Effective October 1, 1997, the Company hired Scott A. Dahnke as its Chief Executive Officer. Under the terms of an employment agreement dated the same date, Mr. Dahnke will receive a base salary of $375,000 per year. Additionally, Mr. Dahnke received a signing bonus of $250,000, and is eligible to receive an annual bonus of $250,000 starting with the calendar year ending December 31, 1998, provided that the Company meets certain financial objectives. Effective October 1, 1997, Mr. Dahnke was granted a stock option for 250,000 shares of the Company's common stock, and is eligible to receive additional grants of stock options for 150,000 shares each, effective as of December 31, 1998, 1999, and 2000, provided that the Company meets certain financial objectives. Under certain conditions, in the event that Mr. Dahnke terminates employment with the Company, Mr. Dahnke may be entitled to his base salary for a period of 24 months from the date the employment is terminated. Under certain conditions, in the event that a change in control of the Company is deemed to have occurred, if Mr. Dahnke is terminated after such change of control he may be entitled to direct severance pay equal to a minimum of an amount equal to two times the sum of the base salary plus the highest annual bonus in the 3 year period immediately preceding the change in control and all of his stock options will become fully vested. The foregoing summary is qualified in its entirety by Mr. Dahnke's employment agreement, as a copy of which is attached hereto as Exhibit 10.1.

         Effective October 1, 1997, the Company hired Gregory F. Back as Executive Vice President of Corporate Planning and Business Development. Under the terms of an employment agreement dated the same date, Mr. Back will receive a base salary of $195,000 per year. Additionally, Mr. Back received a signing bonus of $100,000, and is eligible to receive an annual bonus of $150,000 starting with the calendar year ending December 31, 1998, provided that the Company meets certain financial objectives. Effective October 1, 1997, Mr. Back was granted a stock option for 150,000 shares of the Company's common stock, and is eligible to receive additional grants of stock options for 50,000 shares each, effective as of December 31, 1998, 1999, and 2000, provided that the Company meets certain financial objectives. Under certain conditions, in the event that Mr. Back terminates employment with the Company, Mr. Back may be entitled to his base salary for a period of 24 months from the date the employment is terminated. Under certain conditions, in the event that a change in control of the Company is deemed to have occurred, if Mr. Back is terminated after such change of control he may be entitled to direct severance pay equal to a minimum of an amount equal to two times the sum of the base salary plus the highest annual bonus in the 3 year period immediately preceding the change in control. The foregoing summary is qualified in its entirety by Mr. Back's employment agreement, a copy of which is attached hereto as Exhibit 10.2.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                   2.1 Agreement of Sale of Certain Assets of Pro CD, Inc., a subsidiary of Acxiom Corporation, to CD-Rom Technologies, Inc., a subsidiary of American Business Information, Inc., dated July 24, 1997, is incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 8, 1997

                   10.1 Employment Agreement with Scott Dahnke dated October 1, 1997

                   10.2 Employment Agreement with Gregory Back dated October 1, 1997

                   10.3 Amended and Restated Credit Agreement between American Business Information, Inc. and First Union National Bank, dated August 29, 1997, including all exhibits thereto, is incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated September 8, 1997

                  11       Statement regarding computation of per share earnings

         (b)      Report on Form 8-K

                  Effective July 21, 1997, the Company filed a current report on Form 8-K related to the creation of two classes of common stock and adoption of a shareholder rights plan

                  Effective September 8, 1997, the Company filed a current report on Form 8-K related to the acquisition of Pro CD, Inc.

                  On September 4, 1997, the Company filed a current report on Form 8-K/A related to the acquisition of DBA Holdings, Inc. and Subsidiaries, including consolidated financial statements of DBA Holdings, Inc.

                              S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICAN BUSINESS INFORMATION, INC.



Date:  October 30, 1997               /s/ SCOTT DAHNKE
     ----------------------           ------------------------------------------
                                      Scott Dahnke, Chief Executive Officer
                                      (principal executive officer)

                                      /s/ STEVEN PURCELL
                                      ------------------------------------------
                                      Steven Purcell, Chief Financial Officer
                                      (principal financial officer)

                               INDEX TO EXHIBITS

                                                                              Sequential
Exhibit No.        Description                                                Page No.
-----------        -----------                                                ----------
      2.1          Agreement of Sale of Certain Assets of Pro CD, Inc.,
                   a subsidiary of Acxiom Corporation, to CD-Rom
                   Technologies, Inc., a subsidiary of American Business
                   Information, Inc., dated July 24, 1997, incorporated
                   by reference to the Company's Current Report on Form
                   8-K effective September 8, 1997

      10.1         Employment Agreement with Scott Dahnke dated
                   October 1, 1997

      10.2         Employment Agreement with Gregory Back dated
                   October 1, 1997

      10.3         Amended and Restated Credit Agreement between
                   American Business Information, Inc. and First Union
                   National Bank, dated August 29, 1997, including all exhibits thereto, incorporated by reference to the Company's Current Report on Form 8-K effective
                   September 8, 1997

      11           Statement regarding computation of per share earnings


