Form 10-K
period 1997-12-31
AMERICAN BUSINESS INFORMATION INC /DE
filed 1998-03-30
CIK 879437

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(MARK ONE)

      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934
                               [NO FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934
                               [NO FEE REQUIRED]
             FOR THE TRANSITION PERIOD FROM           TO
                        COMMISSION FILE NUMBER: 0-19598
                             ---------------------

                      AMERICAN BUSINESS INFORMATION, INC.
             (Exact name of registrant as specified in its charter)

   DELAWARE (State or other jurisdiction of                      47-0751545
         incorporation or organization)                       (I.R.S. Employer
                                                            Identification No.)

                 5711 SOUTH 86TH CIRCLE, OMAHA, NEBRASKA 68127
                    (Address of principal executive offices)
                                 (402) 593-4500
              (Registrant's telephone number, including area code)
                             ---------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    CLASS A COMMON STOCK, $0.0025 PAR VALUE
                    CLASS B COMMON STOCK, $0.0025 PAR VALUE
                    SERIES A PREFERRED SHARE PURCHASE RIGHTS
                    SERIES B PREFERRED SHARE PURCHASE RIGHTS
                             ---------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock and Class B Common Stock on March 18, 1998 as reported on the NASDAQ National Market System, was approximately $332 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Class A Common Stock or Class B Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 18, 1998 registrant had outstanding 24,661,161 shares of Class A Common Stock and 24,661,161 shares of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 1998, which will be filed within 120 days of the end of fiscal year 1997, is incorporated into Part III hereof by reference.
================================================================================

                                     PART I

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 including, without limitations, statements related to potential future acquisitions and the Company's strategy and plans for its business contained in Item 1 "Business,"
Item 2 "Properties" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs, and certain assumptions made by the Company's management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Factors That May Affect Operating Results" on pages 24 through 28, as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. BUSINESS.

THE COMPANY

     American Business Information, Inc. (the "Company") is a leading provider of business and consumer marketing information products and data processing services. The Company's products and services help its clients generate new customers more effectively at lower cost. The Company's key assets include a proprietary database of over 11 million businesses and a consumer database of over 113 million households and 180 million individuals in the United States and Canada, which the Company believes are among the most comprehensive and accurate available. The Company leverages these key assets by selling a broad range of marketing information products and data processing services through targeted distribution channels primarily to small and medium size businesses and also to consumers and larger corporations. The Company's net sales increased at a compounded annual growth rate of 36% to $193.3 million in 1997 from $55.8 million in 1993, both through the introduction of new products and distribution channels and through the acquisition of complementary businesses.

     The Company was originally incorporated in Nebraska in 1972, and was reincorporated in Delaware in 1992. On October 3, 1997, the Company reclassified its then existing Common Stock as Class B Common Stock, created a new class of common stock designated Class A Common Stock consisting of 220,000,000 shares (together, the "Reclassification"), and declared a dividend of one share of Class A Common Stock for every share of Class B Common Stock then outstanding (the "Stock Dividend"). The Stock Dividend had the effect of a two-for-one stock split, and was paid on October 9, 1997. As a result of the Reclassification and the Stock Dividend, options and rights to acquire Common Stock outstanding prior to October 3, 1997 became options or rights to acquire, for each share of Common Stock subject to such options or rights, both, but not either, one share of Class A Common Stock and one share of Class B Common Stock. All share and per share information for periods prior to the payment date of the Stock Dividend contained in this Form 10-K has been restated to reflect the Reclassification and the Stock Dividend.

     Effective March 1998, the Company acquired certain assets and assumed certain liabilities of Walter Karl, Inc., a national direct marketing source firm, for approximately $19 million in cash.

     On March 17, 1998, the Company filed suit in Delaware court to enjoin a merger agreement whereby Great Universal Stores, PLC would acquire Metromail Corporation ("Metromail") for $31.50 per share, and on March 18 the Company submitted to the Metromail Board of Directors a proposal for the Company to acquire Metromail for $33 per share. No offer can be made by the Company for Metromail Common Stock without consent and approval of the Metromail Board. It is possible that the Company may fail to acquire Metromail. If the Company does acquire Metromail, it may fail to successfully integrate Metromail's operations with its own, will be required to incur substantial debt to finance the acquisition, and will be required to record very substantial acquisition-related charges and to amortize substantial amounts of goodwill in future periods. Attention is directed to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Operating Results -- Integration of Recent and Future Acquisitions" and "Financial and Accounting Issues Related to Acquisitions."

INDUSTRY BACKGROUND

     Businesses, sales organizations and sales people have an ongoing need to acquire new customers. Targeted marketing to businesses and consumers through direct marketing, telesales and field sales is increasingly used as a cost-effective means to identify and acquire new customers. As competition for customers has heightened, marketing costs have increased while technological advances have made information more accessible and less expensive. As a result, it has become imperative for businesses to utilize their marketing resources more efficiently through the targeted use of information products and data processing services. The growth of business and consumer targeted marketing has created a substantial and ongoing need for accurate and timely information to help identify potential customers from the millions of businesses and hundreds of millions of consumers in the United States and Canada.

     The demand for business and consumer data is highly segmented among small and medium size businesses, large corporations and individual consumers. For many small and medium size businesses with limited resources, business information and related analytical services have become fundamental marketing tools. These businesses require accurate and comprehensive information on specific segments of their customer population. The Company believes that traditionally these small and medium size businesses have been unable to obtain this information because they do not have the resources to collect it themselves and marketing information vendors have not provided them with comprehensive and affordable solutions. In contrast, larger corporations typically have their own data and require data processing and management services in addition to the blending of their in-house customized database with a more extensive data set to achieve specific marketing requirements. Finally, individual consumers need very specific reference information on a small number of businesses or consumers that is easily accessible at low cost through a variety of delivery formats.

     The Company believes that the increasing demand for sales and marketing information products and data processing services has contributed and will continue to contribute to growth and consolidation in the business and consumer marketing information industry. The Company believes that economies of scale and scope are available in the compilation and maintenance of large and in-depth business and consumer databases that can then be leveraged to meet each segment of demand in the business and consumer information market. The Company also believes that the quality of data processing services is directly dependent upon the scale and scope of the underlying databases. The Company further believes that to optimize the value of a database, the provider of information products and data processing services derived from that database must have a broad range of well established distribution channels.

STRATEGY

     The Company's objective is to be the leading provider of business and consumer marketing information products and data processing services in the United States and Canada by continuing to help its clients generate new customers efficiently and effectively. The Company focuses on selling its lead generation products to small and medium size businesses while marketing reference products to consumers and more complete solutions to larger corporations. The Company believes that it effectively competes in the business and consumer marketing information industry by exploiting its competitive strengths. These strengths include the Company's accurate and comprehensive databases and its ability to leverage these databases by providing customers with the specific data they need in a variety of formats through targeted distribution channels. Key elements of the Company's growth strategy include:

     Expand and Enhance the Proprietary Business Database. The Company continues to invest substantial time and resources to maintain the quality and increase the depth of its proprietary business database, which it believes contains the most comprehensive and accurate business marketing information in the United States and Canada. The Company expands and continually updates its business database to strengthen its leadership position in business marketing information products and data processing services. For example, the Company makes over 16 million telephone calls every year to verify records in the business database.

     Leverage the Databases. The Company continues to leverage its business database by introducing new information products and new product delivery formats to strengthen its competitive advantage in the business marketing information industry. The Company sells a wide range of pre-packaged and customized information products tailored to specific customer requirements on a variety of delivery formats through targeted distribution channels. The Company distributes its information products and data processing services through direct mail, telemarketing, field sales offices, national accounts sales teams, retail outlets and information resellers. The Company intends to respond to changes in information technology by introducing new product delivery formats, such as delivery over the Internet and business intranets and on DVD. The Company prices its information products and services based on the type, amount and format of the information provided to create an attractive marketing information solution for its customers.

     Increase Recurring Revenue. The Company intends to increase recurring revenue in a number of ways. The Company encourages repeat purchases of its information products by offering annual editions of its directories and monthly subscription updates. The Company generates recurring revenue from royalties by licensing its databases to other information providers and large corporations for internal use. In addition, the Company sells its data processing services to large corporations with ongoing information service requirements, and subsequently sells its information products to these clients.

     Replicate Business Database Strategy for Consumer Database. The Company intends to utilize the strategies and targeted distribution channels developed for its business information products and data processing services to serve clients engaged in marketing to their consumers. The Company believes that its consumer database is among the most accurate and comprehensive in the United States, and its ability to offer customers both high quality business and consumer data gives it a competitive advantage over other companies offering marketing information. The Company's consumer database consists of data licensed from third parties and as of February 1998, the Company is developing a proprietary consumer white page file.

     Enhance Product and Service Offerings Through Strategic Acquisitions. The Company intends to continue expanding its database and data processing capabilities not only through expansion of its existing business, but also through the acquisition of complementary businesses. Since mid-1996, the Company completed seven acquisitions that increased its presence in the consumer marketing information industry, greatly increased its ability to provide data processing solutions, added two consumer CD-ROM product lines and broadened its offerings of business marketing information. The Company believes that there are further opportunities to add to its product and service offerings and to expand its distribution channels through strategic acquisitions. For further discussion of the Company's recent acquisitions and potential acquisition of Metromail Corporation,, see "Business -- the Company," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and Notes 2, 3, 6, 16 and 18 of Notes to Consolidated Financial Statements.

DATABASES

     The Company believes that its databases are among the most comprehensive and accurate in the United States, and that the maintenance and development of these databases will be critical elements of the Company's continued success. The Company continually updates its databases to reflect the formation of new businesses, entities going out of business, changes relating to existing businesses, such as new offices, new officers or new lines of business, and changes of consumer names and addresses. The Company has invested and will continue to invest significant time and resources in the creation, maintenance and enhancement of its databases and related applications software.

     Business Database. The Company's proprietary business database contains information on over 11 million businesses in the United States and Canada. The Company segments the business database into subsets such as growing businesses, small business owners, big businesses, "work at home" businesses, female executives and business owners, corporate affiliations, toll-free telephone numbers and World Wide Web sites. The Company also adds depth to its business database through the addition of data elements such as news headlines, public filings, credit information and business owner biographies. The Company compiles the information in the business database in two stages. First, the Company inputs from approximately 5,000 sources including yellow page directories, state directories, chamber of commerce directories, newspapers, business white pages, telephone directories and other publicly available sources. Each business entry contains, where available: name of business, contact person, street address, city, state, area code and telephone number, fax number, SIC code, product brands sold by businesses, franchises, professional specialties, yellow page classification, size of yellow page advertisement, year of first appearance in the yellow pages, zip code, carrier route, county code, population code and metropolitan statistical area. Second, the Company makes over 16 million telephone calls each year to the businesses in the database to verify the information and to obtain or confirm additional information for inclusion in the database. The Company's proprietary automated and predictive dialing system optimizes the efficiency of the telephone verification process. Information obtained through the telephone verification process includes name of the owner or manager, number of employees, primary business activity and address verification. The Company regularly evaluates additional or alternative questions to ask in telephone verification in order to improve the depth and quality of its database.

     The maintenance and development of the Company's business database require sophisticated computer hardware and software to handle rapid compilation, order processing, accounting, storage, sorting and quality control. The Company's computer system allows a work force of over 500 employees to compile, program and process data simultaneously. More than 20,000 proprietary software programs operate the data compilation, demographic enhancement and order fulfillment process. The Company's data entry personnel use on-line proprietary data compilation software to access the database and update, change or verify each record at a rate of approximately 1.3 million records per month. A separate quality control group checks input quality and seeks to ensure that the information that reaches the Company's database is approximately 99% accurate from the original source. The Company has also developed proprietary software to check the database for the accuracy of spelling, abbreviations and telephone exchanges.

     Consumer Database. The Company's consumer database, which primarily consists of data licensed from third parties, contains information on over 113 million households, 180 million consumers, 60 million homeowners, and 22 million mail order purchasers. The consumer database includes information in over 70 categories of demographic information including age, income, marital status, gender, presence of children in households, credit card information, mortgage data, vehicle information, recent changes of address and lifestyle selections. The Company obtains information for its consumer database from publicly available and third party directories, supplemented with information gathered from warranty data, census data, buyer information, credit data and self-reported lifestyle information. In addition, the Company updates and maintains its consumer database using information licensed from the United States Postal Service's National Change of Address, Delivery Sequence File and Locatable Address Conversion Systems, allowing the Company to track consumers as they move. These steps enable the Company to ensure high deliverability rates for direct mail marketing. The Company is working to complete its own proprietary consumer white page file, which it expects to complete during the second quarter of 1998. The Company complies with the Direct Marketing Association (the "DMA") guidelines with respect to the collection, distribution and use of information about individuals.

     "New Business" Database. The Company monitors and compiles information on newly formed businesses throughout the United States by checking state filings, business licenses and court documents. The Company verifies and sells the data to allow clients to contact potential new customers as soon as possible, then incorporates the information into its core business database.

     Medical Databases. The Company maintains and markets a specialized database on physicians and surgeons, and is creating a similar database on dentists. The physician and surgeon database contains information on over 575,000 physicians and surgeons nationwide. The database is compiled from third party sources, and contains information on age, gender, professional school, specialties, and personal interests.

PRODUCTS AND SERVICES

     The Company offers a variety of business and consumer information products and data processing services to assist its customers with activities such as identifying and qualifying prospective customers, initiating direct mail programs, telemarketing, estimating market potential, monitoring the effectiveness of marketing efforts and surveying competitive markets. The Company sells its information products through a variety of delivery formats, including hard copy prospect lists, sales lead cards, mailing labels, diskettes, CD-ROMs, the Internet, telephone and fax. The Company distributes its information products and data processing services through direct mail, telemarketing, field sales offices, national accounts sales teams, retail outlets and information resellers. More than 75% of the Company's net sales in 1997 were attributable to customers who had previously purchased the Company's products. The Company's business is organized around three principal product lines consisting of sales lead generation products, data processing services and consumer CD-ROM products, which accounted for 67%, 22% and 11% of net sales, respectively, in 1997.

  Sales Lead Generation Products

     Customized Sales Lead Generation Products. The Company's customized sales lead generation products, which include hard copy prospect lists, sales lead cards, mailing labels, diskettes and mapping products, are used by customers who ask the Company to generate specific information for them. The Company markets its customized sales lead generation products primarily to small and medium size businesses, who use these materials to efficiently identify and communicate with potential customers. The Company produces its sales lead generation products using a combination of customized sorting criteria to meet the customer's marketing objectives. The Company's telemarketing sales representatives work with prospective customers to help them specify sorting criteria that will produce marketing information materials optimized for each customer's business, and guide them to understanding how this information can be used. For example, with Sales Leads On A Map, customers can plot their leads on a street map, which allows them to increase productivity, assign sales territories and measure sales activity by knowing exactly where prospective customers are clustered. The Company sells its customized sales lead generation products primarily through direct mail, telemarketing and its field sales offices. Generally, sales lead generation products are priced on a per name basis, which varies according to the number of names supplied, the type of information required and the delivery format selected.

     Non-Stop Sales Leads. Non-Stop Sales Leads is a subscription program that provides customers with a prospect database and monthly updates including new leads for the market area, changes to the original database and a list of companies that have gone out of business. The Company sells Non-Stop Sales Leads to small, medium and large businesses who use the monthly new prospect updates to acquire new customers, expand into new markets and replace lost customers. The Company markets Non-Stop Sales Leads primarily through direct mail, telemarketing and field sales offices. Customers pay an up-front fee for the initial database of requested information and additional monthly subscription fees for the updates.

     Business Directories. The Company's printed business directories are bundled with CD-ROMs and include such titles as State Business Directories, American Manufacturers Directory, Big Business Directory, Credit Reference Directory, Entrepreneurs Directory, Physicians & Surgeons Directory and U.S. Business Directory. In addition, the Company also sells a number of business directories on CD-ROM only, including titles such as Households USA, Professionals, and Female Executives and Business Owners. The Company sells these directories to small and large business marketers who use them for lead generation, telemarketing and reference purposes, and are attracted to the directories by their affordability, convenience and reference value. The printed directories are useful for reference, while the CD-ROM products allow users to sort, search and print marketing information. The Company sells its business directories primarily through direct mail, telesales and its field sales offices. Purchasers of business directories pay a one-time fee for the directories when they initially acquire them, and can purchase annual updates. For CD-ROM products, an annual license fee enables a customer to access and use a specified number of names. Proprietary metering technologies for CD-ROM products require purchasers to pay an additional fee to download additional names and prevent purchasers from using the product longer than one year after the installation date.

     Telephone Information Service. The Company sells its telephone information service, InfoAccess, to businesses that request instant company profiles, business credit profiles and additional detailed information on businesses in the United States and Canada. Business credit profiles allow a customer to evaluate a company's credit history, qualify sales leads, learn about vendors, suppliers or competitors and determine whether a prospective customer is likely to pay bills on time. The Company prices its telephone information services on a subscription basis.

     Internet/Online Information Service. SalesLeadsUSA (www.SalesLeadsUSA.com) allows businesses and consumers to define a target market, retrieve a count of the number of businesses in a particular market or obtain a credit profile on a particular company, all through the World Wide Web. Customers also use the site for directory assistance, finding individuals in the white pages or businesses in the yellow pages. Links to the service are also available on InfoSpace, Microsoft, Netscape and Big Book and other national online information providers. SalesLeadsUSA provides customers with immediate access to the Company's database 24 hours a day, seven days a week. The Company's directory assistance information over the Internet is free. The Company sells customer lists and business profiles over the Internet on a per name or per profile basis.

     Information Brokerage Services. The Company currently resells information on consumers that it purchases from other suppliers. The Company resells this data to businesses who use the information to target narrow segments of the population. Purchasers can select consumer lists by age group, income range, homeowner status, mortgage value, hobbies or interests, or geographical area. The Company sells brokered information through direct mail, telemarketing, field sales offices and its national accounts sales teams. The Company prices its brokered information on a per name basis.

  Data Processing Services

     The Company's data processing services include "merge-purge" services, market research services and data warehousing and analysis. Data processing services are marketed primarily through national accounts sales teams. The Company prices these services on a contract or per order basis depending upon the nature of the services provided.

     "Merge-Purge." Merge-purge services involve merging data from multiple sources and purging out duplicative and erroneous data. Merge-purge services enable clients to more accurately target customers. The Company sells its merge-purge services primarily to large corporations, many of which use these services on an ongoing basis, providing a steady stream of revenue.

     Market Research Services. The Company offers a variety of market research services, including customer and market profile analyses, market segmentation reports, statistical marketing reports, list enhancements to update a customer's in-house database, computerized name search service, and other analytical tools and reports. The Company sells these market research services primarily to medium and large businesses, who use the data to target their direct marketing efforts on segments of the business or consumer population most likely to respond positively.

     Data Warehousing and Analysis. The information provided by the Company's data warehousing and analysis allows customers to make more informed business decisions by identifying the highest potential prospect group, determining market size, conducting competitive analysis or determining sales goals, marketing plans, budgetary priorities, site locations or territory assignments. The Company sells data warehousing and analysis services to small, medium and large businesses.

CONSUMER CD-ROM PRODUCTS

     The Company's consumer CD-ROM products include titles such as 104 Million Businesses and Households, Streets USA, American Yellow Pages, 88 Million Households, 2 Million Fax Number Directory, Powerfinder, Powerfinder Pro and Select Phone Deluxe. The Company markets its consumer CD-ROM products to individual consumers and small office and home office businesses, who use these products on their personal computers as an affordable way to find addresses and phone numbers of businesses and consumers anywhere in the country. Customers can view and select information to print to lists or labels or download the information. The Company sells consumer CD-ROMs through direct mail and retail outlets.

SALES AND MARKETING

     The Company markets and sells its information products and data processing services directly through direct mail, telemarketing, field sales offices and national accounts sales teams and indirectly through distribution channels such as value-added resellers and retail outlets. The sales and marketing channels used by the Company vary by product. Sales lead generation products are sold through direct mail, telesales, field sales offices and national accounts sales teams. Data processing services are sold primarily through national accounts sales teams. Consumer CD-ROM products are sold through direct mail, telemarketing and retail outlets, and the Company licenses its databases to information resellers and large corporations.

     Direct Mail. The Company has traditionally marketed to businesses through direct mail, in which the Company mails catalogs to prospective customers and takes orders by mail or by telephone. In 1997, the Company mailed more than 32 million catalogs, letters and other pieces of mail primarily to small and medium size businesses. The Company sells its full line of sales lead generation products, including customer lists, mailing labels, directories, CD-ROM products, maps and credit reference guides, through direct mail. Direct mail marketing allows the Company to reach a large number of customers at relatively little cost, and generates a high volume of sales.

     Telemarketing. The Company sells its sales lead generation products and services through "outbound" telephone calls to small and medium size businesses. In 1997, the Company initiated more than 750,000 telephone contacts with past and prospective customers. Telemarketing allows the Company to contact dormant accounts, occasional purchasers and repeat customers to create a more consultative relationship between the client and the Company, and in turn to generate more frequent sales.

     Field Sales Offices. The Company's field sales offices sell the Company's full line of sales lead generation products and services through direct or telephone contact with small and medium size businesses, establishing consultative relationships at the local level. The Company believes that through field sales offices it can establish and maintain direct relationships with businesses that are otherwise unresponsive to direct mail and telesales contacts. As of December 31, 1997, the Company had field sales offices in 12 cities.

     National Accounts. The Company's national accounts sales teams establish ongoing relationships with larger corporations to sell data processing services and information products. Data processing services for these clients include generating mailing lists through merging and purging of databases, producing customer profiles and market analysis, and managing and warehousing client data. After selling data processing services to large corporations, the Company seeks to sell its information products to these clients as well.

     Retail Sales. The Company sells its consumer CD-ROM products
"off-the-shelf" to customers through retail sales outlets including computer software stores, office supply stores, convenience stores, pharmacies and supermarkets. The Company sells its consumer CD-ROM products principally through wholesale distributors and also directly to retail outlets.

     Database Licensing. The Company licenses its databases for distribution to on-line information providers such as InfoSpace, Microsoft, Netscape and Big Book and to large corporations for internal use. Licensees pay the Company royalties for the use of its information products. In addition, some on-line information services provide a link to the Company's World Wide Web site, allowing potential customers to purchase additional products or services directly from the Company.

COMPUTER OPERATIONS AND DATABASE PROTECTION

     The Company compiles and maintains business databases on its redundant computer systems located at its Omaha, Nebraska and Carter Lake, Iowa facilities. The Company uses its Omaha facility primarily for compiling and enhancing the business database. The Company uses its Carter Lake facility to fulfill orders, produce directories and develop new software applications. By maintaining its data entry operations in one location and its order-filling capacity at the other, the Company believes it enhances its ability to control the accuracy and costs of the compilation process.

     Each of the data centers is protected by a fire suppression system and an uninterrupted power supply battery backup system. The Company's data is regularly backed up and stored off-site. The Company believes its computer systems are adequate for its present requirements and that its operations can be readily expanded in support of the Company's growth strategy. The Company is building a new facility for the business and consumer database compilation division in Papillion, Nebraska, which is anticipated to be completed in mid-1998.

     The Company maintains its consumer database and analytical data processing capabilities at its Montvale, New Jersey facilities. The data is regularly backed up and stored off-site. The Company has contracted with a third party to load and access its consumer database in the event of loss at the Montvale facility, and the Company believes that it could regenerate its analytical capabilities through the lease of computer equipment in less than two weeks.

     The Company's telecommunications equipment is also redundant. In the event of a disaster at any of its locations, calls could be redirected to the other location within 12 hours, thereby minimizing the effect of the disaster.

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

COMPETITION

     The business environment in which the Company competes is highly competitive. The Company believes that competition in its industry is based on the quality and comprehensiveness of the information provided, the ability to deliver the information in products and formats that the customer needs and, to a lesser extent, on the pricing of information products and services. The Company also believes that the ability to provide data processing to support customer direct selling efforts can provide a key competitive advantage. A number of small and large competitors are active in specific aspects of the Company's business. Many such competitors have substantially greater financial, technical and marketing resources than the Company. In business sales lead generation products, the Company faces competition from Dun's Marketing Services ("DMS"), a division of Dun & Bradstreet. DMS, which relies upon information compiled from Dun & Bradstreet's credit database, tends to focus on marketing to large companies. In business directory publishing, the Company competes primarily with Regional Bell Operating Companies, Donnelley Marketing, and many smaller, regional directory publishers. In consumer sales lead generation products, the Company competes with Metromail, Donnelly Marketing, R.L. Polk, Trans Union, Equifax and Experian, both directly and through reseller networks. In analytical data processing services, the Company competes with Acxiom, May & Speh, Harte-Hanks Data Technologies and Direct Marketing Technologies. In consumer products, the Company competes with certain small producers of CD-ROM products. In addition, the Company faces competition to the extent similar marketing information is available on the Internet.

EMPLOYEES

     As of December 31, 1997, the Company employed a total of approximately 1,750 people on a full-time basis. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2. PROPERTIES

     The Company's headquarters are located in a 148,000 square foot facility in Omaha, Nebraska, where the Company performs data compilation, telephone verification, data development services, and sales and administrative activities. Order fulfillment and shipping are conducted at the Company's 30,000 square foot Carter Lake, Iowa facility, which is located 15 miles from its headquarters. The Company owns both of these facilities, as well as adjacent land for possible future expansion. In addition, the Company leases a 101,000 square foot facility in Montvale, New Jersey, which lease expires in September 1999. The Company also leases sales office space at various locations, the aggregate rental obligations of which are not significant. The Company is building a new 130,000 square foot facility for the business and consumer database compilation division in Papillion, Nebraska, which is anticipated to be completed in mid-1998.

ITEM 3. LEGAL PROCEEDINGS.

     On March 17, 1998, the Company filed suit against Metromail Corporation, a Delaware corporation ("Metromail"), certain officers and members of the Board of Directors of Metromail and Great Universal

Stores, P.L.C., a UK corporation ("GUS") in Delaware Chancery Court, alleging that Metromail's Board of Directors breached their fiduciary obligation to Metromail's Stockholders, including the Company, by failing to hold a full and fair auction for Metromail prior to entering into an agreement to sell Metromail to GUS (the "GUS Merger Agreement"). The complaint, seeks to enjoin the consummation of the GUS Merger Agreement and certain other declaratory and injunctive relief.

     On March 20, 1998, GUS filed a counterclaim against the Company alleging, among other things, that ABI tortiously interfered with the Merger Agreement and Parent's prospective business relations with Metromail. The Counterclaim also alleges that the Company breached a confidentiality agreement entered into by the Company with the Metromail's financial advisor and of which GUS is a third party beneficiary. As relief, the GUS claim seeks, among other things, injunctive relief and actual, punitive and other damages in an amount to be determined at trial, estimated by GUS to exceed $500 million, plus fees and expenses. On March 27, 1998, the Delaware Chancery Court denied the Company's motion for a preliminary injunction to block the GUS Merger Agreement. The Company does not believe that the GUS counterclaim has merit and will vigorously defend the suit, however there can be no assurance that this matter will be resolved without a material adverse affect on the Company's financial condition and stock price.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

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

  For: 17,205,524       Against: 2,965,639       Abstain: 16,860       Broker
                                Non-vote: 13,290

          2. Proposal to approve the adoption of the Company's 1997 Class A Common Stock Plan, including the reservation thereunder of 2,000,000 shares of the Company's Class A Common Stock, contingent upon stockholder approval of proposal No. 1.

  For: 14,791,156       Against: 5,384,989       Abstain: 17,210       Broker
                                Non-vote: 7,958

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                NAME                   AGE                       POSITION
                ----                   ---                       --------
Vinod Gupta..........................  51    Chairman of the Board
Scott Dahnke.........................  32    Chief Executive Officer and Director
Jon Wellman..........................  45    President, Chief Operating Officer and Director
Steven Purcell.......................  47    Chief Financial Officer and Secretary
Allen Ambrosino......................  54    Executive Vice President and President, Database
                                             America ("DBA")
Gregory Back.........................  30    Executive Vice President, Corporate Planning and
                                             Business Development
Monica Messer........................  34    Executive Vice President and Chief Information
                                             Officer
William Chasse.......................  38    Executive Vice President, Sales and Marketing
William Kerrey.......................  49    Senior Vice President, Licenses

     Vinod Gupta is the founder of the Company and has been Chairman of the Board of the Company since its incorporation in 1972. Mr. Gupta served as Chief Executive Officer of the Company from the time of its incorporation in 1972 until September 1997. Mr. Gupta holds a B.S. in Engineering from the Indian Institute of Technology, Kharagpur, India, and an M.S. in Engineering and an M.B.A. from the University of Nebraska.

     Scott Dahnke joined the Company as Chief Executive Officer in October 1997. Prior to that time, Mr. Dahnke was with the consulting firm McKinsey & Company, Inc., where he worked since August 1991, and had been a Partner since May 1997. While at McKinsey, Mr. Dahnke served as a consultant to the Company since May 1997. Mr. Dahnke holds a B.S. in Mechanical Engineering from the University of Notre Dame and an M.B.A. from Harvard Business School.

     Jon Wellman has served as President, Chief Operating Officer and a director of the Company since February 1997. Mr. Wellman joined the Company in August 1995 as Chief Financial Officer and Secretary. Mr. Wellman previously served as Vice President and Chief Financial Officer at Signal Technology Corporation, a defense electronics manufacturer, from December 1994 to July 1995, and was a Partner with Coopers & Lybrand L.L.P., an independent public accounting firm, from 1989 to November 1994. Mr. Wellman holds a B.S. in Business from the University of Idaho.

     Steven Purcell has served as Chief Financial Officer and Secretary of the Company since April 1997. Prior to that time, Mr. Purcell served as the Chief Financial Officer and Treasurer at Micro Warehouse, Inc., a direct mail computer software and hardware distributor, from November 1991 until November 1996. Mr. Purcell holds a B.S. in Accounting from the University of New Haven and an M.B.A. from Radford University. Mr. Purcell is licensed as a Certified Public Accountant.

     Allen Ambrosino has served as Executive Vice President of the Company since August 1997, and as President of DBA, which the Company acquired in February 1997, since November 1991. Mr. Ambrosino holds a B.S. in Business Administration from Fairleigh Dickinson University.

     Gregory Back joined the Company as Executive Vice President of Corporate Planning and Business Development in October 1997. Prior to that time, Mr. Back was with the consulting firm McKinsey & Company, Inc., where he worked from September 1989 to September 1992 and again from September 1994 to September 1997. While at McKinsey, Mr. Back served as a consultant to the Company since May 1997. Mr. Back also worked for Golder, Thoma, Cressey & Rauner, a private equity firm, from June 1993 to August 1993. Mr. Back holds a B.A. in Economics from Yale University and an M.B.A. from Stanford Business School.

     Monica Messer has served as an Executive Vice President and Chief Information Officer of the Company since February 1997, and served as a Senior Vice President of the Company from January 1996 to January 1997. Ms. Messer joined the Company in 1984 and has served as a Vice President of the Company since 1985. Ms. Messer holds a B.S. in Business Administration from Bellevue University.

     William Chasse has served as Executive Vice President, Sales and Marketing of the Company since October 1996, as a Senior Vice President from January 1995 to October 1996, and as a Vice President from 1990 to January 1995. Mr. Chasse joined the Company in 1988. Mr. Chasse holds a B.S. in Business Administration and an M.B.A. from the University of Nebraska.

     William Kerrey has served as Senior Vice President, Licenses since August 1994, and served as a Vice President from 1989 to August 1994. Mr. Kerrey holds a B.S. in Economics, a B.S. in Spanish and an M.S. in Agronomy from the University of Nebraska.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     The Company's Class A Common Stock and Class B Common Stock $0.0025 par value, is traded on the NASDAQ National Market System under the symbols ABIIA and ABIIB, respectively.

     The Company's Class A Common Stock began trading on the Nasdaq National Market on October 10, 1997. Since October 10, 1997 and prior to December 31, 1997, the high and low closing prices for the Company's Class A Common Stock were $12.75 and $9.13, respectively.

     The following table sets forth the high and low closing prices for the Company's Class B Common Stock during each quarter of 1996 and 1997, as adjusted to give effect to the Reclassification and the Stock Dividend:

                              CLASS B COMMON STOCK

                                                               HIGH      LOW
                                                              ------    ------
1997
  First Quarter.............................................  $11.69    $ 9.38
  Second Quarter............................................  $11.69    $ 8.50
  Third Quarter.............................................  $15.75    $11.07
  Fourth Quarter............................................  $13.63    $ 9.25
1996
  First Quarter.............................................  $ 9.69    $ 7.50
  Second Quarter............................................  $ 9.88    $ 8.00
  Third Quarter.............................................  $ 9.31    $ 5.88
  Fourth Quarter............................................  $11.38    $ 8.19

     As of March 18, 1998, there were 95 and 90 stockholders of record of the Class A Common Stock and Class B Common Stock, respectively.

     The Company has not declared or paid any cash dividends on its capital stock. Pursuant to certain financing arrangements, the Company has agreed not to pay cash dividends in any four quarter period in excess of the lesser of $5 million or 25% of net income for such four quarter period. The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by the Company's Board of Directors and will depend on the Company's financial condition, results of operations and other factors deemed relevant by its Board of Directors.

RECENT SALES OF UNREGISTERED COMMON STOCK

     In February 1997, the Company issued 2,180,747 unregistered shares of its Class A Common Stock, $.0025 par value, and 2,180,747 unregistered shares of its Class B Common Stock, $.0025 par value (as adjusted for the Reclassification and the Stock Dividend), as partial consideration for the acquisition of the outstanding stock of DBA Holdings, Inc. ("DBA") pursuant to an Agreement and Plan of Merger between the Company and DBA ("the DBA Merger Agreement"). In October 1997, the Company and the former stockholders of DBA agreed on a purchase price adjustment pursuant to the DBA Merger Agreement, whereby the Company agreed to issue an additional 139,829 unregistered shares of its Class A Common Stock and 139,829 unregistered shares of its Class B Common Stock to the former stockholders of DBA. The shares were actually issued in February 1998. In the transaction, the Company relied upon the exemption provided for under
Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering. Exemption under Section 4(2) was claimed because the transaction was a negotiated transaction, only 3 entities or individuals became the direct or indirect owners of the Company's stock, and there was no form of general solicitation, advertising or plan of distribution. See also Notes 3 and 17 of the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data for each of the years in the five years ended December 31, 1997 has been derived from the Company's audited Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes set forth on pages F-1 through F-20 of this Form 10-K. The Consolidated Financial Statements as of December 31, 1997 and 1996, and for each of the years in the three years ended December 31, 1997, are set forth on pages F-1 through F-20 of this Form 10-K.

                                                                              YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------------
                                                                1997        1996        1995        1994       1993
                                                              --------    --------    --------    --------    -------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales...................................................  $193,327    $108,298    $ 86,766    $ 69,603    $55,752
Costs and expenses:
  Database and production costs.............................    55,090      29,272      23,999      18,153     13,973
  Selling, general and administrative.......................    80,203      45,766      37,724      28,249     23,072
  Depreciation and amortization.............................    34,415       4,855       3,469       3,125      2,651
  Acquisition-related charges(1)............................    56,098      21,500          --          --         --
                                                              --------    --------    --------    --------    -------
Total costs and expenses....................................   225,806     101,393      65,192      49,527     39,696
                                                              --------    --------    --------    --------    -------
Operating income (loss).....................................   (32,479)      6,905      21,574      20,076     16,056
Other income (expense):
  Investment income.........................................     3,748       3,194       1,322       1,109      1,172
  Interest expense..........................................    (4,098)       (209)       (157)       (247)      (298)
  Other.....................................................        --        (943)         --          --         --
                                                              --------    --------    --------    --------    -------
Income (loss) before income taxes and discontinued
  operations................................................   (32,829)      8,947      22,739      20,938     16,930
Income taxes................................................     6,987       3,400       8,421       7,710      5,941
                                                              --------    --------    --------    --------    -------
Income (loss) from continuing operations ...................   (39,816)      5,547      14,318      13,228     10,989
Loss on discontinued operations(2)..........................        --        (355)     (2,317)       (404)      (214)
Loss from abandonment of subsidiary(2)......................        --      (1,373)         --          --         --
                                                              --------    --------    --------    --------    -------
Net income (loss)...........................................  $(39,816)   $  3,819    $ 12,001    $ 12,824    $10,775
                                                              ========    ========    ========    ========    =======
Basic earnings (loss) per share.............................  $  (0.82)   $   0.09    $   0.29    $   0.31    $  0.26
                                                              ========    ========    ========    ========    =======
Weighted average shares outstanding.........................    48,432      42,065      41,475      41,356     41,315
                                                              ========    ========    ========    ========    =======
Diluted earnings (loss) per share...........................  $  (0.82)   $   0.09    $   0.28    $   0.31    $  0.26
                                                              ========    ========    ========    ========    =======
Weighted average shares outstanding.........................    48,432      42,390      42,136      41,545     41,346
                                                              ========    ========    ========    ========    =======
OTHER DATA:
Earnings before interest, taxes, depreciation and
  amortization ("EBITDA"), as adjusted(3)...................  $ 58,034    $ 33,260    $ 25,043    $ 23,201    $18,707
                                                              ========    ========    ========    ========    =======
CASH FLOW DATA:
Net cash from (used in) operating activities................  $ 30,256    $ 12,321    $ 15,819    $ 18,086    $10,191
                                                              ========    ========    ========    ========    =======
Net cash from (used in) investing activities................   (99,932)    (13,824)    (14,905)    (12,394)    (8,017)
                                                              ========    ========    ========    ========    =======
Net cash from (used in) financing activities................    72,832      (2,999)     (2,406)       (712)      (766)
                                                              ========    ========    ========    ========    =======

                                                                                   DECEMBER 31,
                                                              -------------------------------------------------------
                                                                1997        1996        1995        1994       1993
                                                              --------    --------    --------    --------    -------
CONSOLIDATED BALANCE SHEET DATA:
Working capital.............................................  $ 60,007    $ 45,727    $ 45,363    $ 35,411    $30,765
Total assets................................................   194,911     107,877      91,241      77,783     61,027
Long-term debt, including current portion...................    82,000       1,135       2,039       3,821      4,587
Stockholders' equity........................................    80,236      87,605      76,084      63,326     50,665

---------------

(1) In 1996, represents charges for the write-off of purchased in-process research and development costs of approximately $10.0 million relating to the acquisition of Digital Directory Assistance and approximately $11.5 million related to the change in estimated useful lives based on management's evaluation of certain intangibles related to acquisitions prior to 1995. In 1997, represents the write-off of $53.5 million of purchased in-process research and development costs and $2.6 million of other restructuring costs related to the acquisitions of DBA and Pro CD.
(2) During 1995, the Company sold American Business Communications for $3.0 million in the form of a non-recourse promissory note. The aggregate losses from discontinued operations from this disposition were approximately $3.3 million from 1993 through 1996. In addition, in 1996 the Company recorded a loss of $1.4 million attributable to the default by the purchaser on the non-recourse promissory note delivered to the Company in this transaction.
(3) "EBITDA, as adjusted" is defined as operating income (loss) adjusted to exclude depreciation, amortization of intangible assets, net interest expense, income taxes and acquisition-related charges. EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service debt. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is a leading provider of business and consumer marketing information products and data processing services. The Company's products and services help its clients generate new customers more effectively at lower cost. The Company's key assets include a proprietary database of over 11 million businesses and a consumer database of over 113 million households and 180 million individuals in the United States and Canada, which the Company believes are among the most comprehensive and accurate available. The Company leverages these key assets by selling a broad range of marketing information products and data processing services through targeted distribution channels primarily to small and medium size businesses and also to consumers and larger corporations.

     The Company's business is organized around three principal product lines consisting of sales lead generation products, data processing services and consumer CD-ROM products, which accounted for 67%, 22% and 11% of net sales, respectively, in 1997. Historically, the Company's revenue has been derived predominantly through the sale of its sales lead generation products. The Company began to recognize significant revenue from its data processing services in 1997 and revenue from its consumer CD-ROM products increased substantially between 1993 and 1997. Over 75% of the Company's net sales in 1997 were attributable to customers who had previously purchased the Company's products. No customer represented greater than 8% of net sales in 1997. The Company's net sales increased at a compounded annual rate of 36% to $193.3 million in 1997 from $55.8 million in 1993, both through the introduction of new products and new distribution channels and through the strategic acquisition of complementary businesses.

     The Company has supplemented its internal growth through strategic acquisitions. The Company has completed seven acquisitions since mid-1996. Through these acquisitions, the Company has increased its presence in the consumer marketing information industry, greatly increased its ability to provide data processing solutions, added two consumer CD-ROM product lines and broadened its offerings of business marketing information. The following table summarizes these acquisitions:

           ACQUIRED COMPANY                          KEY ASSET               DATE ACQUIRED
           ----------------                          ---------               -------------
Digital Directory Assistance...........  Consumer CD-ROM Products            August 1996
County Data Corporation................  New Businesses Database             November 1996
Marketing Data Systems.................  Data Processing Services            November 1996
BJ Hunter..............................  Canadian Business Database          December 1996
DBA....................................  Consumer Database and Data          February 1997
                                           Processing Services
Pro CD.................................  Consumer CD-ROM Products            August 1997
Walter Karl............................  Data Processing Services            March 1998

     The Company incurred acquisition-related charges to operations, consisting of the write-off of acquired in-process research and development and other restructuring charges of an aggregate of approximately $10.0 million in 1996 in connection with the acquisition of Digital Directory Assistance and $56.1 million in 1997 in connection with the acquisitions of DBA and Pro CD. In addition, the Company expects to amortize an aggregate of approximately $92.5 million in goodwill and other intangibles over periods of 1 to 15 years in connection with acquisitions completed since mid-1996 through 1997. Of this amount, $19.0 million constitutes amortization of purchased databases associated with the DBA acquisition and will be amortized over 12 months beginning on February 1, 1997 which will result in $1.6 million being recognized in the three months ended March 31, 1998. The Company expects to amortize additional goodwill in future periods in connection with the acquisition of Walter Karl, Inc. for $19 million in March 1998. The Company's results for 1997 do not include the operations of Walter Karl. The Company's strategy is to continue growth both internally and through future strategic acquisitions. While there are currently no binding commitments with respect to any particular future acquisitions, the Company has submitted to the Metromail Board of Directors a proposal to acquire Metromail for $33 per share. The Company frequently evaluates the strategic opportunities available to it and intends to aggressively pursue acquisitions of complementary products, technologies or businesses that it believes fit its business strategy. See Notes 2, 3, 6, 16 and 18 of Notes to Consolidated Financial Statements.

     The Company's revenue is primarily generated from the sale of its products and services and the licensing of its data to third parties. Revenue from the sale of products and services is generally recognized when the product is delivered or the services are performed. A portion of revenue from data licensing is recognized at the time the initial set of data is delivered, with the remaining portion being deferred and recognized over the license term as the Company provides updated information. Reserves are established for estimated returns and uncollectible amounts.

     The Company's operating expenses are determined in part based on the Company's expectations of future revenue growth and are substantially fixed in the short term. As a result, unexpected changes in revenue will have a disproportionate effect on net income in any given period. The Company's database and production costs are generally expensed as incurred and relate principally to maintaining, verifying and updating its database, fulfilling customer orders and the direct costs associated with the production of CD-ROM titles. Costs to develop new databases, including the consumer database currently under development, are capitalized by the Company and amortized upon the successful completion of the databases over a period not to exceed 5 years. Selling, general and administrative expenses consist principally of salaries and benefits associated with the Company's sales force as well as costs associated with its catalogs and other promotional materials.

     Since 1996, database and production costs have increased as a percentage of net sales as a result of higher costs associated with data processing services and CD-ROM production. To the extent that data processing and CD-ROM sales constitute a greater percentage of net sales, the Company expects database and production costs to increase as a percentage of net sales in the future.

     The Company is building infrastructure for continued growth and increased sales and has heightened its investment in field sales operations and direct marketing activities, and as a result, selling, general and administrative expenses have grown substantially. Since 1996, the overall increase in selling, general and administrative expenses has been offset by the overall increase in the sales of data processing services and CD-ROM products, which bear a slightly lower selling, general and administrative cost margin than the same margin associated with the net sales of sales lead generation products. To the extent that data processing and CD-ROM sales constitute a greater percentage of net sales, the Company expects selling, general and administrative costs to decrease as a percentage of net sales in the future.

     The Company has been profitable on an operating basis in each year since its inception in 1972. The Company incurred a net loss in 1997, due to acquisition-related write-offs of acquired in-process research and development, restructuring charges and increased amortization of goodwill and other intangibles in connection with the acquisitions of DBA, Pro CD and other businesses. Excluding these acquisition-related write-offs and amortization, the Company would have been profitable in 1997.

     During 1995, the Company sold American Business Communications for $3.0 million in the form of a non-recourse promissory note. The aggregate losses from discontinued operations from this disposition were approximately $3.3 million from 1993 through 1996. In addition, in 1996 the Company recorded a loss of $1.4 million attributable to the default by the purchaser on the non-recourse promissory note delivered to the Company in this transaction.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1997      1996      1995
                                                              ----      ----      ----
Net sales...................................................  100%      100%      100%
Costs and expenses:
  Database and production costs.............................   29        27        28
  Selling, general and administrative.......................   41        42        43
  Depreciation and amortization.............................   18         5         4
  Acquisition-related charges...............................   29        20        --
                                                              ---       ---       ---
     Total costs and expenses...............................  117        94        75
                                                              ---       ---       ---
Operating income (loss).....................................  (17)        6        25
Other income, net...........................................   --         2         2
                                                              ---       ---       ---
Income (loss) before income taxes and discontinued
  operation.................................................  (17)        8        27
Income taxes................................................    4         3        10
                                                              ---       ---       ---
Income (loss) from continuing operations....................  (21)        5        17
Loss on discontinued operations and abandonment of
  subsidiary................................................   --         1         3
                                                              ---       ---       ---
Net income (loss)...........................................  (21)%       4%       14%
                                                              ===       ===       ===

1997 COMPARED TO 1996

     Net Sales. Net sales for 1997 were $193.3 million, an increase of $85.0 million, or 78%, from $108.3 million in 1996. Of this increase, approximately $54.4 million were attributable to the net sales of DBA for the period from February 1, 1997, the date of acquisition, through December 31, 1997. In addition, net sales in 1996 and 1997 also increased as a result of acquisitions completed in the third and fourth quarters of 1996.

     Net sales of sales lead generation products for 1997 were $128.9 million, a 44% increase from $89.7 million in 1996. Excluding the effect of acquisitions completed after July 1996, net sales of sales lead generation products for 1997 were $106.8 million, a 19% increase from 1996. Net sales of sales lead generation products attributable to acquired companies and included in 1997 were approximately $22.0 million, or 17% of net sales.

     Net sales of data processing services for 1997 were $42.7 million, as compared to $4.6 million in 1996. This increase is directly attributable to the acquisitions of DBA and Marketing Data Systems.

     Net sales of consumer CD-ROM products for 1997 were $21.7 million, a 56% increase from $13.9 million in 1996. This increase was primarily attributable to the acquisitions of Digital Directory Assistance in August 1996 and Pro CD in August 1997.

     Database and Production Costs. Database and production costs for 1997 were $55.1 million, an 88% increase from $29.3 million in 1996. These costs constituted 29% of net sales in 1997 and 27% of net sales in 1996. The increase as a percentage of net sales was the result of higher database and production costs associated with sales of data processing services and CD-ROM products. As previously noted, net sales of data processing services for 1997 were $42.7 million, as compared to $4.6 million in 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1997 were $80.2 million, a 75% increase from $45.8 million in 1996. These expenses constituted 41% of net sales in 1997 and 42% as a percentage of net sales in 1996. This decrease as a percentage of net sales was the result of the increase in net sales of data processing services from 4% of total net sales in 1996 to 22% of total net sales in 1997. Since 1996, the overall increase in selling, general and administrative expenses as a percentage of net sales has been offset by the overall increase in the sales of data processing services and CD-ROM products, which bear a slightly lower selling, general and administrative cost margin than the same margin associated with the net sales of sales lead generation products.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses for 1997 were $34.4 million, as compared to $4.9 million in 1996. These expenses constituted 18% of net sales in 1997, and 5% of net sales in 1996. Of such increases, $21.7 million represented amortization of acquired database costs and purchased data processing costs related to the acquisition of DBA, which are being amortized over lives of one or two years. The remaining increase reflects additional depreciation on property and equipment additions and amortization of intangibles for certain other acquisitions recorded since July 1996.

     Acquisition-Related Charges. As part of the acquisition of Digital Directory Assistance in August 1996, the Company recorded charges of $10.0 million in 1996 for acquired in-process research and development costs. Additionally, in September 1996, the Company recorded a charge of $11.5 million due to the change in estimated useful lives based on management's evaluation of the remaining lives of certain intangibles related to acquisitions made prior to 1995. These acquisition-related charges constituted $21.5 million, or 20%, of net sales in 1996.

     As part of the acquisition of DBA in February 1997 and Pro CD in August 1997, the Company recorded charges totaling $56.1 million, or 29% of net sales, in 1997 for acquired in-process research and development costs as well as other related integration and organizational restructuring costs.

     Operating Income (Loss). As a result of the factors previously described, the Company had an operating loss of $(32.5) million, or (17)% of net sales in 1997, as compared to operating income of $6.9 million, or 6% of net sales in 1996. Excluding the effect of the amortization and acquisition related charges previously described, the Company would have had operating income of $27.9 million, or 14% of net sales, in 1997, and operating income of $18.9 million, or 17% of net sales, in 1996.

     Other Income (Expense), Net. Other income (expense), net for 1997 was $(0.4) million, as compared to $2.0 million in 1996. This decrease was primarily attributable to interest expense incurred on the Company's credit facility, of which $78.0 was outstanding at December 31, 1997. The Company had no outstanding borrowings under a credit facility at December 31, 1996.

     Income Taxes. A provision for income taxes at a combined federal and state tax rate of 38% was recorded with respect to 1997 and 1996.

     Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"). As a result of the factors previously described, the Company had an EBITDA of $1.9 million or 1% of net sales in 1997, as compared to an EBITDA of $11.8 million, or 11% of net sales in 1996. Excluding the effect of the acquisition-related charges previously described, the Company would have had an EBITDA of $58.0 million, or 30% of net sales in 1997, and an EBITDA of $33.3 million, or 31% of net sales in 1996.

1996 COMPARED TO 1995

     Net Sales. Net sales for 1996 were $108.3 million, a 25% increase from $86.8 million in 1995. Net sales of sales lead generation products for 1996 were $89.7 million, an 18% increase from $75.9 million in 1995. Net sales of consumer CD-ROM products for 1996 were $13.9 million, a 74% increase from $8.0 million in 1995. Net sales of data processing services were $4.6 million, a 64% increase from $2.8 million in 1995.

     Database and Production Costs. Database and production costs for 1996 were $29.3 million, an increase of 22% from $24.0 million in 1995.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1996 were $45.8 million, an increase of 21% from $37.7 million in 1995. This increase was primarily attributable to an overall increase in direct marketing activities for all of the Company's products and services, continued investment in the Company's field sales organization and promotional marketing of consumer CD-ROM products, partially offset by a one-time charge of $3.1 million in 1995 to recognize compensation expense related to the repurchase of capital stock from a former officer of the Company.

     Depreciation and Amortization Expenses. Depreciation and amortization of goodwill and other intangibles were $4.9 million in 1996, as compared to $3.5 million in 1995, primarily due to the increased amortization related to acquisitions.

     Acquisition-Related Charges. During the third quarter of 1996, the Company recorded acquisition-related charges to continuing operations of $10.0 million for acquired in-process research and development associated with the acquisition of Digital Directory Assistance and $11.5 million associated with a change in the estimated useful lives of certain intangible assets related to acquisitions prior to 1995.

     Operating Income. As a result of the factors previously described, operating income in 1996 was $6.9 million, as compared to $21.6 million in 1995. Excluding the acquisition-related charges previously described, the Company would have had operating income of $28.4 million, or 26% of net sales in 1996.

     Other Income, Net. Other income, net for 1996 was $2.0 million, as compared to $1.2 million in 1995, primarily due to net realized gains of $1.3 million on the sale of marketable securities during 1996 compared to net realized losses of $339,000 on the sale of marketable securities during 1995. Interest expense increased slightly due to the addition of capitalized equipment leases during early 1996. Other expenses consist of a permanent write-down on an equity investment included in other assets of the consolidated balance sheet and costs associated with a pooling-of-interests transaction.

     Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"). As a result of the factors previously described, the Company had an EBITDA of $11.8 million, or 11% of net sales in 1996, as compared to an EBITDA of $25.0 million, or 29% of net sales in 1995. Excluding the effect of the acquisition-related charges previously described, the Company would have had an EBITDA of $33.3 million, or 31% of net sales in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $10.7 million and marketable securities of $24.0 million. In February 1997, the Company entered into a $65.0 million credit facility in connection with the acquisition of DBA. In August 1997, the Company increased this credit facility to $100.0 million. The primary reason for the increase was to finance the acquisition of Pro CD. As of December 31, 1997, $78.0 million of this facility had been drawn upon, and the Company had working capital of $67.5 million. See Note 18 of Notes to Consolidated Financial Statements.

     Net cash provided by operating activities for 1997 totaled $37.9 million. The Company spent approximately $4.9 million related to acquisitions of furniture and equipment and $4.2 million related to building and improvements in 1997. The Company is building a new facility for the consumer and business database compilation division in Papillion, Nebraska, with an estimated cost of $8.0 million, which is anticipated to be completed in mid-1998.

     The Company paid $102.0 million in cash during 1997 in connection with the acquisition of certain businesses. This amount includes $8.1 million, $18.9 million and $75.0 million associated with the acquisitions of Digital Directory Assistance, Pro CD and DBA, respectively.

     The Company believes that its existing sources of liquidity and cash generated from operations, will satisfy the Company's projected working capital and other cash requirements for at least the next 12 months. To the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Any such future growth and any acquisitions of other technologies, products or companies may require the Company to obtain additional equity or debt financing, which may not be available or may be dilutive. In particular, if the Company is successful in acquiring Metromail Corporation, the Company expects to incur substantial new debt obligations.

FACTORS THAT MAY AFFECT OPERATING RESULTS

     Integration of Recent and Future Acquisitions. Since mid-1996, the Company has completed seven acquisitions, including the August 1996 acquisition of certain assets and liabilities of Digital Directory Assistance, the November 1996 merger with County Data Corporation and acquisition of certain assets and liabilities of Marketing Data Systems, the December 1996 acquisition of certain assets and liabilities of BJ Hunter, the February 1997 merger with Database America ("DBA"), the August 1997 acquisition of certain assets and liabilities of Pro CD and the March 1998 acquisition of Walter Karl, Inc. The Company also made a number of other acquisitions in prior periods. The Company's strategy includes continued growth through acquisitions of complementary products, technologies or businesses, which, if implemented, will result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of operations, databases, products and personnel, financial and accounting issues set forth in "-- Financial and Accounting Issues Related to Acquisitions," difficulty in applying the Company's internal controls to acquired businesses and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent that efforts to integrate recent or future acquisitions fail, there could be a material adverse effect on the Company's business, financial condition and results of operations. While the Company has not made any binding commitments with respect to any particular future acquisitions, the Company has submitted to the Metromail Board of Directors a proposal to acquire Metromail for $33 per share. The Company frequently evaluates the strategic opportunities available to it and intends to aggressively pursue opportunities that it believes fit its business strategy.

     Financial and Accounting Issues Related to Acquisitions. In connection with the acquisitions completed since mid-1996, the Company issued approximately 3.7 million shares of Class A Common Stock and 3.7 million shares of Class B Common Stock, and paid approximately $127.1 million in cash. The issuance of stock in these or future transactions may be dilutive to existing stockholders to the extent that earnings of the acquired companies do not offset the additional number of shares outstanding. In connection with the acquisitions of DBA and Pro CD, the Company incurred approximately $97.0 million in debt. See Note 18 to Notes to Consolidated Financial Statements. In connection with future acquisitions, the Company may incur substantial amounts of debt. Servicing such debt may result in decreases in earnings per share, and the inability on the part of the Company to service such debt would result in a material adverse effect on the Company's business, financial condition and results of operations. Finally, the Company expects that future acquisitions will generally be required to be accounted for using the purchase method. As a result of such accounting treatment, the Company may be required to take charges to operations or to amortize goodwill in connection with future acquisitions. As a result of acquisitions completed since mid-1996, the Company was required to take significant acquisition-related charges to operations and will be required to amortize goodwill and other intangibles over periods of 1 to 15 years. The acquisition-related charges and amortization of goodwill and other intangibles have had and will continue to have an adverse effect on net income. To the extent that future acquisitions such as the potential acquisition of Metromail Corporation result in substantial charges to operations, incurrence of debt and amortization of goodwill and other intangibles, such acquisitions could have an adverse effect on the Company's net income, earnings per share and overall financial condition.

     Recent Changes in Senior Management; Constraints on Management
Resources. The Company has experienced rapid growth, particularly as a result of its recent acquisitions, and believes that as a result the hiring and retention of senior management will be essential to the Company's ability to manage growth successfully. In 1996 and 1997, the lack of senior management resources resulted in a few key individuals taking on multiple roles and responsibilities in the Company, which in turn placed a significant strain on the Company's senior management. While the Company believes it has filled many key management positions since the beginning of 1997, there can be no assurance that the Company will be successful in attracting and retaining senior management personnel in the future. The Company hired Scott Dahnke as its Chief Executive Officer in October 1997, Steven Purcell as its Chief Financial Officer in April 1997, Gregory Back as its Executive Vice President of Corporate Planning and Business Development, Joseph Szczepaniak as the President of the Company's Consumer CD-ROM division and Kevin Hall as Senior Vice President of Special Projects in October 1997 and Rick Puckett as its Corporate Controller in September 1997. Messrs. Purcell,

Szczepaniak and Puckett had no prior experience with the Company. Messrs. Dahnke, Back and Hall served as consultants to the Company since May 1997, but did not have experience with the day-to-day management of the Company. This new management team does not have experience working together or working with the Company's other senior management and personnel. Failure of the new management team to manage growth, work together or work effectively with the Company's other senior management could result in disruptions in operations or the departure of key personnel, which in turn could have a material adverse effect on the Company's business, financial condition or results of operations.

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

     Volatility and Uncertainties With Respect to Stock Price. As with other companies that have experienced rapid growth, the Company has experienced and is likely to continue to experience substantial volatility in its stock price. Factors such as announcements by either the Company or its competitors of new products or services or of changes in product or service pricing policies, quarterly fluctuations in the Company's operating results, announcements of technical innovations, announcements relating to strategic relationships or acquisitions by the Company or its competitors, changes in earnings estimates, opinions or ratings by analysts, and general market conditions or market conditions within the business and consumer marketing information industry, among other factors, may have significant impact on the Company's stock price. Should the Company fail to introduce, enhance or integrate products or services on the schedules expected, its stock price could be adversely affected. It is likely that in some future quarter the Company will fail to achieve anticipated operating results, and this failure could have a material adverse effect on the Company's stock price. In addition, the Company's Class A Common Stock and Class B Common Stock have been trading for a very short time. While the Company expects the Class A Common Stock and Class B Common Stock prices to remain roughly equal in most market conditions, the difference in rights of the two classes, coupled with the general volatility of the Company's stock price described above, could cause the Class A Common Stock and Class B Common Stock to trade at different prices. In the event of a tender offer or other unsolicited attempt to acquire the Company, shares of Class B Common Stock would likely trade at a substantial premium to shares of Class A Common Stock as a result of the disparity of voting rights. Future issuances of both Class A Common Stock and Class B Common Stock could affect the price for either or both classes of Common Stock. For the foregoing reasons, the price for the Company's Class A Common Stock may be subject to substantial fluctuation.

     Competition. The business and consumer marketing information industry is highly competitive. In particular, the rapid expansion of the Internet creates a substantial new channel for distributing business information to the market, and a new avenue for future entrants to the business and consumer marketing information industry. There is no guarantee that the Company will be successful in this new market. Many of the Company's principal or potential future competitors are much larger than the Company and have much larger capital bases from which to develop and compete with the Company. In business sales lead generation products, the Company faces competition from Dun's Marketing Services ("DMS"), a division of Dun & Bradstreet. DMS, which relies upon information compiled from Dun & Bradstreet's credit database, tends to focus on marketing to large companies. In business directory publishing, the Company competes primarily with Regional Bell Operating Companies, Donnelley Marketing and many smaller, regional directory publishers. In consumer sales lead generation products, the Company competes with Metromail, Donnelley Marketing, R.L. Polk, Trans Union, Equifax and Experian (a subsidiary of Great Universal Stores, P.L.C), both directly and through reseller networks. In data processing services, the Company competes with Acxiom, May & Speh, Harte-Hanks Data Technologies and Direct Marketing Technologies (a subsidiary of Great Universal Stores, P.L.C). In consumer products, the Company competes with certain small producers of CD-ROM products. In addition, the Company faces competition to the extent similar information is available on the Internet.

     Risks Associated with Computer Systems and Software Upgrades. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00' as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversion are not made, or are not completed in time, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company has not completed an estimate of the total cost to reprogram, or replace, and test all software for Year 2000 modifications. Although a formal estimate has not been made, it believes that the costs to be charged to operations to achieve Year 2000 compliance will be minimized as: 1) the Company is already in the process of acquiring and implementing a new accounting and financial reporting system and certain other internal business information systems which would have been required even without the Year 2000 Issue (the cost of these new systems are capitalizable), and 2) the Company leverages its skilled information systems development and programming staff to complete business critical portions of reprogramming and replacement efforts with internal resources, thereby minimizing the extent of external costs incurred to ensure Year 2000 compliance.

     The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to address their own Year 2000 issue.

     It is the Company's goal to complete the critical risk elements of the Year 2000 remediation not later than September, 1999. However, the systems of other companies on which the Company's systems rely may not be converted in a timely fashion, or may fail to convert its software or may implement a conversion that is incompatible with the Company's systems, which would have material adverse effect on the Company. The Company believes that the current versions of its products are currently, or will be, by the end of 1998, Year 2000 compliant, and such products are subject to ongoing analysis and review.

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

     Direct Marketing Regulation and Dependence Upon Mail Carriers. The Company and many of its customers engage in direct marketing. Certain data and services provided by the Company are subject to regulation by federal, state and local authorities. In addition, growing concerns about individual privacy and the collection, distribution and use of information about individuals have led to self-regulation of such practices by the direct marketing industry through guidelines suggested by the DMA and to increased federal and state regulation. Compliance with existing federal, state and local laws and regulations and industry self-regulation has not to date had a material adverse effect on the Company's business, financial condition or results of operations. Nonetheless, federal, state and local laws and regulations designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may increasingly affect the operations of the Company, which could result in substantial regulatory compliance or litigation expense or a loss of revenue. Certain proposed federal legislation could also create proprietary rights in certain "white pages" information that is presently in the public domain, which could in turn increase the cost to the Company of acquiring data or disrupt its ability to do so. The direct mail industry depends and will continue to depend upon the services of the United States Postal Service and other private mail carriers. Any modification by the United States Postal Service of its rate structure, any increase in public or private postal rates generally or any disruption in the availability of public or private postal services could have a negative impact on the demand for business information, direct mail activities and the cost of the Company's direct mail activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item (other than selected quarterly financial data which is set forth below) is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-20 of this Form 10-K.

     The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 1997. This information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company's audited consolidated financial statements and the notes thereto.

                                                          1997                                           1996
                                                     QUARTER ENDED                                   QUARTER ENDED
                                      --------------------------------------------    -------------------------------------------
                                       MARCH       JUNE      SEPTEMBER    DECEMBER     MARCH      JUNE      SEPTEMBER    DECEMBER
                                         31         30          30           31         31         30          30           31
                                      --------    -------    ---------    --------    -------    -------    ---------    --------
STATEMENT OF OPERATIONS DATA:
Net sales...........................  $ 41,948    $47,008     $50,555     $53,816     $24,785    $24,325    $ 27,585     $31,603
Costs and expenses:
  Database and production costs.....    11,415     13,111      14,148      16,416       6,274      6,654       7,745       8,599
  Selling, general and
    administrative..................    17,986     20,079      21,331      20,807      10,152     10,113      11,409      14,092
  Depreciation and amortization.....     6,356      9,056       8,985      10,018       1,164      1,165         962       1,564
  Acquisition-related charges.......    51,798         --       4,300          --          --         --      21,500          --
                                      --------    -------     -------     -------     -------    -------    --------     -------
Operating income (loss).............   (45,607)     4,762       1,791       6,575       7,195      6,393     (14,031)      7,348
Other income (expense)..............        42         41        (257)       (176)        399        613        (238)      1,268
                                      --------    -------     -------     -------     -------    -------    --------     -------
Income (loss) before income taxes
  and discontinued operations.......   (45,565)     4,803       1,534       6,399       7,594      7,006     (14,269)      8,616
Income taxes........................     1,631      1,893         775       2,688       2,885      2,630      (5,389)      3,274
                                      --------    -------     -------     -------     -------    -------    --------     -------
Income (loss) from continuing
  operations........................   (47,196)     2,910         759       3,711       4,709      4,376      (8,880)      5,342
Loss on discontinued operations.....        --         --          --          --          --         --        (355)         --
Loss from abandonment of
  subsidiary........................        --         --          --          --          --         --      (1,373)         --
                                      --------    -------     -------     -------     -------    -------    --------     -------
Net income (loss)...................  $(47,196)   $ 2,910     $   759     $ 3,711     $ 4,709    $ 4,376    $(10,608)    $ 5,342
                                      ========    =======     =======     =======     =======    =======    ========     =======
Basic earnings (loss) per share.....  $  (1.02)   $  0.06     $  0.02     $  0.08     $  0.11    $  0.11    $  (0.25)    $  0.12
                                      ========    =======     =======     =======     =======    =======    ========     =======
Weighted average shares
  outstanding.......................    46,412     48,678      48,774      48,848      41,566     41,602      41,680      43,402
                                      ========    =======     =======     =======     =======    =======    ========     =======
Diluted earnings (loss) per share...  $  (1.00)   $  0.06     $  0.02     $  0.07     $  0.11    $  0.10    $  (0.25)    $  0.12
                                      ========    =======     =======     =======     =======    =======    ========     =======
Weighted average shares
  outstanding.......................    47,298     49,461      50,273      49,945      41,854     41,923      41,925      44,003
                                      ========    =======     =======     =======     =======    =======    ========     =======
AS A PERCENTAGE OF NET SALES:
Net sales...........................       100%       100%        100%        100%        100%       100%        100%        100%
Costs and expenses:
  Database and production costs.....        27         28          28          31          25         27          28          27
  Selling, general and
    administrative..................        43         43          42          39          41         42          41          45
  Depreciation and amortization.....        15         19          18          18           5          5           3           5
  Acquisition-related charges.......       123         --           9          --          --         --          78          --
                                      --------    -------     -------     -------     -------    -------    --------     -------
Operating income (loss).............      (109)        10           4          12          29         26         (51)         23
Other income (expense)..............        --         --          (1)         --           2          3          (1)          4
                                      --------    -------     -------     -------     -------    -------    --------     -------
Income (loss) before income taxes
  and discontinued operations.......      (109)        10           3          12          31         29         (52)         27
Income taxes........................         4          4           2           5          12         11          20          10
Loss on discontinued operations and
  abandonment of subsidiary.........        --         --          --          --          --         --          (6)         --
                                      --------    -------     -------     -------     -------    -------    --------     -------
Net income (loss)...................      (113)%        6%          2%          7%         19%        18%        (38)%        17%
                                      ========    =======     =======     =======     =======    =======    ========     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The required information regarding Directors of the registrant is incorporated by reference to the information under the caption "Nominees for Election at the Annual Meeting" and "Incumbent Directors whose Terms of Office Continue After the Annual Meeting" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 1998.

     The required information regarding Executive Officers of the registrant is contained in Part I of this Form 10-K.

     The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference to the information under the captions "Executive Compensation," "Performance Graph," "Report of the Compensation Committee," and "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference to the information under the caption "Security Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference to the information under the captions "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Report:

     1. Financial Statements. The following Consolidated Financial Statements of American Business Information, Inc. and Report of Independent Accountants are included at pages F-1 through F-19 of this Form 10-K:

                        DESCRIPTION                           PAGE NO.
                        -----------                           --------
Report of Independent Accountants...........................    F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................    F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1996, and 1995.........................    F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1997, 1996, and 1995.............    F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996, and 1995.........................    F-6
Notes to Consolidated Financial Statements..................    F-7

     2. Financial Statement Schedule. The following consolidated financial statement schedule of American Business Information, Inc. and Subsidiaries for the years ended December 31, 1997, 1996 and 1995 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements.

                               DESCRIPTION                                    PAGE NO.
                               -----------                                    --------
Schedule II    Valuation and Qualifying Accounts..........................      S-1

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

     3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:

           2.1           -- Asset Purchase Agreement between the Company and Digital
                            Directory Assistance, Inc. is incorporated herein by
                            reference to exhibits filed with the Company's current
                            report on Form 8-K dated September 10, 1996.
           2.2           -- Agreement and Plan of Reorganization between the Company and the Shareholders of County Data Corporation is
                            incorporated herein by reference to exhibits filed with
                            Company's Annual Report on Form 10-K for the Fiscal Year
                            Ended December 31, 1996.
           2.3           -- Agreement and Plan of Reorganization between the Company and the Shareholders of 3319971 Canada Inc. is
                            incorporated herein by reference to exhibits filed with
                            Company's Annual Report on Form 10-K for the Fiscal Year
                            Ended December 31, 1996.
           2.4           -- Agreement and Plan of Reorganization between the Company and the shareholders of Marketing Data Systems, Inc. is
                            incorporated herein by reference to the exhibits filed
                            with the Company's Registration Statement on Form S-3
                            (File No. 333-36669) filed on October 23, 1997.
           2.5           -- Agreement and Plan of Reorganization between the Company and the Shareholders of DBA Holdings, Inc. is
                            incorporated herein by reference to exhibits filed with
                            the Company's Current Report on Form 8-K dated February
                            28, 1997.
           2.6           -- Agreement and Plan of Reorganization between the Company and the Shareholders of Pro CD, Inc. is incorporated
                            herein by reference to exhibits filed with the Company's
                            Current Report on Form 8-K dated September 8, 1997.

               2.7           -- Stock Purchase Agreement between the Company and the shareholders of Walter Karl, Inc.
                                is incorporated herein by reference to the Company's Current Report on Form 8-K dated
                                February 24, 1998.
               3.2           -- Bylaws are incorporated herein by reference to the Company's Registration Statement on
                                Form S-1 (File No. 33-42887), which became effective February 18, 1992.
               3.3           -- Amended and Restated Certificate of Designations of Participating Preferred Stock,
                                filed in Delaware on October 3, 1997, is incorporated herein by reference to the
                                Company's Registration Statement on From 8-A, (File No. 97-690893), filed on October 6,
                                1997.
               4.1           -- Rights Plan for Class A Common is incorporated herein by reference to the Company's
                                Registration Statement on Form 8-A, (File No. 97-690893), filed on October 6, 1997.
               4.2           -- Rights Plan for Class B Common is incorporated herein by reference to the Company's
                                Registration Statement on Form 8-A, (File No. 97-690896), filed on August 6, 1997 and amended on October 6, 1997.
               4.3           -- Specimen of Class A Common Stock Certificate is incorporated herein by reference to the exhibits filed with the company's Registration Statement on Form S-3 (File No.
                                333-36669) filed on October 23, 1997.
               4.4           -- Specimen Class B Common Stock Certificate, filed herewith.
               4.5           -- Amended and Restated Credit Agreement between the Company and First Union National Bank is incorporated herein by reference to the exhibits filed with the Company's Current
                                Report on Form 8-K dated September 8, 1997.
               4.6           -- Reference is made to Exhibits 3.1, 3.2, and 3.3 hereof.
              10.1           -- Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form S-1
                                (File No. 33-51352), filed August 28, 1992.
              10.2           -- Employment Agreement between the Company and Scott Dahnke is incorporated herein by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
              10.3           -- Employment Agreement between the Company and Gregory Back is incorporated herein by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
              10.5           -- Reference is made to Exhibits 2.1, 2.2, 2.3, 2.4, 2.5, 2.6, 2.7 and 4.5 hereof.
              21.1           -- Subsidiaries and State of Incorporation, filed herewith.
              23.1           -- Consent of Independent Accountants, filed herewith.
              24.1           -- Power of Attorney (included on signature page)
              27.1           -- Financial Data Schedule, filed herewith.

     (a) Reports on Form 8-K:

     On October 7, 1997 the Company filed a Current Report on Form 8-K dated September 8, 1997, pursuant to Item 5 of that form, to report on the acquisition of Pro CD.

     On October 7, 1997, the Company filed a Current Report on Form 8-K, pursuant to Item 5 of that form, to report on the Reclassification, the Stock Dividend, and certain related matters. The report was amended on Form 8-K/A on October 9, 1997 for technical reasons.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN BUSINESS INFORMATION, INC.

                                          By:      /s/ STEVEN PURCELL
                                            ------------------------------------
                                                       Steven Purcell
                                                  Chief Financial Officer
                                               (principal accounting officer)

Dated: March 27, 1998

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
American Business Information, Inc. and Subsidiaries:
  Report of Independent Accountants.........................  F-2
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................  F-3
  Consolidated Statements of Operations for the Years Ended
     December 31, 1997, 1996 and 1995.......................  F-4
  Consolidated Statements of Stockholders' Equity for the
     Periods Ended December 31, 1997, 1996 and 1995.........  F-5
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995.......................  F-6
  Notes to Consolidated Financial Statements................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of American Business Information, Inc.:

     We have audited the consolidated balance sheets of American Business Information, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Business Information, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                              /s/ COOPERS & LYBRAND L.L.P.

                                            ------------------------------------
                                                  COOPERS & LYBRAND L.L.P.

Omaha, Nebraska
January 23, 1998

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................    $ 10,653        $  7,497
  Marketable securities.....................................      24,045          22,810
  Trade accounts receivable, net of allowances of $6,013 and
     $2,724, respectively...................................      49,409          29,630
  Income taxes receivable...................................         345           1,105
  Prepaid expenses..........................................       3,475           3,267
  Deferred marketing costs..................................       3,417           1,263
                                                                --------        --------
          Total current assets..............................      91,344          65,572
                                                                --------        --------
Property and equipment, net.................................      25,117          18,886
Intangible assets, net of accumulated amortization..........      73,741          17,410
Deferred income taxes.......................................       1,410           5,388
Other assets................................................       3,299             621
                                                                --------        --------
                                                                $194,911        $107,877
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................    $    716        $    708
  Payable to shareholders...................................       1,871           7,925
  Accounts payable..........................................       9,426           5,520
  Accrued payroll expenses..................................       4,910           2,352
  Accrued expenses..........................................       5,406             711
  Deferred revenue..........................................       4,238           2,117
  Deferred income taxes.....................................       4,770             512
                                                                --------        --------
          Total current liabilities.........................      31,337          19,845
                                                                --------        --------
Long-term debt, net of current portion......................      81,284             427
Other liabilities...........................................       2,054              --
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000
     shares;
     none issued or outstanding.............................          --              --
  Class A common stock, $.0025 par value. Authorized
     220,000,000 shares; 24,460,332 shares issued and
     outstanding at December 31, 1997 and 22,100,960 shares
     issued and outstanding at December 31, 1996............          61              --
  Class B common stock, $.0025 par value. Authorized
     75,000,000 shares; 24,625,332 shares issued and
     24,460,332 shares outstanding at December 31, 1997 and
     22,265,960 shares issued and 22,100,960 shares
     outstanding at December 31, 1996.......................          62              55
  Paid-in capital...........................................      69,055          37,268
  Retained earnings.........................................      13,126          52,942
  Treasury stock, at cost, 165,000 shares of Class B common
     stock held at December 31, 1997 and 1996...............      (2,281)         (2,281)
  Unrealized holding gain (loss), net of tax................         213            (379)
                                                                --------        --------
          Total stockholders' equity........................      80,236          87,605
                                                                --------        --------
                                                                $194,911        $107,877
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

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    FOR THE YEARS ENDED
                                                        --------------------------------------------
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            1997            1996            1995
                                                        ------------    ------------    ------------
Net sales.............................................    $193,327        $108,298        $86,766
Costs and expenses:
  Database and production costs.......................      55,090          29,272         23,999
  Selling, general and administrative.................      80,203          45,766         37,724
  Depreciation and amortization.......................      34,415           4,855          3,469
  Acquisition-related charges.........................      56,098          21,500             --
                                                          --------        --------        -------
                                                           225,806         101,393         65,192
                                                          --------        --------        -------
Operating income (loss)...............................     (32,479)          6,905         21,574
Other income (expense):
  Investment income...................................       3,748           3,194          1,322
  Interest expense....................................      (4,098)           (209)          (157)
  Other...............................................          --            (943)            --
                                                          --------        --------        -------
Income (loss) before income taxes and discontinued
  operations..........................................     (32,829)          8,947         22,739
Income taxes..........................................       6,987           3,400          8,421
                                                          --------        --------        -------
Income (loss) from continuing operations..............     (39,816)          5,547         14,318
Loss on discontinued operations.......................          --            (355)        (2,317)
Loss from abandonment of subsidiary...................          --          (1,373)            --
                                                          --------        --------        -------
Net income (loss).....................................    $(39,816)       $  3,819        $12,001
                                                          ========        ========        =======
BASIC EARNINGS PER SHARE:
  Income (loss) from continuing operations............    $  (0.82)       $   0.13        $  0.35
  Loss on discontinued operations and abandonment of
     subsidiary.......................................          --           (0.04)         (0.06)
                                                          --------        --------        -------
  Net income (loss)...................................    $  (0.82)       $   0.09        $  0.29
                                                          ========        ========        =======
Weighted average shares outstanding...................      48,432          42,065         41,475
                                                          ========        ========        =======
DILUTED EARNINGS PER SHARE:
  Income (loss) from continuing operations............    $  (0.82)       $   0.13        $  0.34
  Loss on discontinued operations and abandonment of
     subsidiary.......................................          --           (0.04)         (0.06)
                                                          --------        --------        -------
  Net income (loss)...................................    $  (0.82)       $   0.09        $  0.28
                                                          ========        ========        =======
Weighted average shares outstanding...................      48,432          42,390         42,136
                                                          ========        ========        =======

   The accompanying notes are an integral part of the consolidated financial statements.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                            CLASS A   CLASS B                                   UNREALIZED        TOTAL
                                            COMMON    COMMON    PAID-IN   RETAINED   TREASURY     HOLDING     STOCKHOLDERS'
                                             STOCK     STOCK    CAPITAL   EARNINGS    STOCK     GAIN (LOSS)      EQUITY
                                            -------   -------   -------   --------   --------   -----------   -------------
Balances, December 31, 1994...............    $--       $34     $26,573   $36,936    $    --       $(217)       $ 63,326
Issuance of 188,250 shares of common
  stock...................................     --        --         786        --         --          --             786
Unrealized holding loss, net of tax.......     --        --          --        --         --         (29)            (29)
3 for 2 stock split.......................     --        17         (17)       --         --          --              --
Net income................................     --        --          --    12,001         --          --          12,001
                                              ---       ---     -------   --------   -------       -----        --------
Balances, December 31, 1995...............     --        51      27,342    48,937         --        (246)         76,084
Issuance of 2,441,950 shares of common
  stock...................................     --         3       9,628        --         --          --           9,631
Issuance of 1,120,000 shares of common
  stock in pooling-of-interests
  transaction.............................     --         1          86       186         --          --             273
Tax benefit related to employee stock
  options.................................     --        --         212        --         --          --             212
Acquisition of treasury stock.............     --        --          --        --     (2,281)         --          (2,281)
Unrealized holding loss, net of tax.......     --        --          --        --         --        (133)           (133)
Net income................................     --        --          --     3,819         --          --           3,819
                                              ---       ---     -------   --------   -------       -----        --------
Balances, December 31, 1996...............     --        55      37,268    52,942     (2,281)       (379)         87,605
Issuance of 4,718,744 shares of common
  stock...................................     --         7      31,261        --         --          --          31,268
Tax benefit related to employee stock
  options.................................     --        --         587        --         --          --             587
2 for 1 stock dividend....................     61        --         (61)       --         --          --              --
Unrealized holding gain, net of tax.......     --        --          --        --         --         592             592
Net loss..................................     --        --          --   (39,816)        --          --         (39,816)
                                              ---       ---     -------   --------   -------       -----        --------
Balances, December 31, 1997...............    $61       $62     $69,055   $13,126    $(2,281)      $ 213        $ 80,236
                                              ===       ===     =======   ========   =======       =====        ========

   The accompanying notes are an integral part of the consolidated financial statements.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    FOR THE YEARS ENDED
                                                        --------------------------------------------
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            1997            1996            1995
                                                        ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss).................................      $(39,816)       $  3,819        $ 12,001
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization..................        34,415           4,855           3,469
     Deferred income taxes..........................        (2,787)         (6,307)            662
     Impairment of other assets.....................            --             740             630
     Loss on discontinued operations and abandonment
       of subsidiary................................            --           2,788           1,833
     Net realized (gains) losses on sale of
       marketable securities and other
       investments..................................        (2,560)         (1,267)            339
     Acquisition-related charges....................        56,098          21,500              --
     Changes in assets and liabilities, net of
       effect of acquisitions:
       Trade accounts receivable....................        (7,445)         (7,762)         (4,108)
       Prepaid expenses.............................           287          (1,117)           (796)
       Deferred marketing costs.....................        (2,154)           (267)           (996)
       Accounts payable.............................        (4,854)         (1,422)          2,480
       Income taxes receivable and payable..........         7,283            (128)         (1,330)
       Accrued expenses.............................        (8,211)         (3,111)          1,635
                                                          --------        --------        --------
          Net cash provided by operating
            activities..............................        30,256          12,321          15,819
Cash flows from investing activities:
  Proceeds from sales of marketable securities......        19,596          18,865          15,787
  Purchases of marketable securities................       (17,448)        (17,348)        (24,792)
  Purchase of other investments.....................        (2,000)             --              --
  Purchases of property and equipment...............        (8,882)         (6,755)         (3,554)
  Acquisitions of businesses, including minority
     interest.......................................       (84,224)         (6,484)         (1,174)
  Consumer database costs...........................        (3,398)           (494)             --
  Software development costs........................        (2,898)         (1,955)           (512)
  Other.............................................          (678)            347            (660)
                                                          --------        --------        --------
          Net cash used in investing activities.....       (99,932)        (13,824)        (14,905)
Cash flows from financing activities:
  Repayment of long-term debt.......................        (7,193)         (1,450)         (3,192)
  Proceeds from long-term debt......................        86,000              --              --
  Deferred financing costs..........................          (388)             --              --
  Repayment of note payable to shareholders.........        (7,925)             --              --
  Acquisition of treasury stock.....................            --          (2,281)             --
  Deferred offering costs...........................          (339)             --              --
  Proceeds from exercise of stock options...........         2,090             520             786
  Tax benefit related to employee stock options.....           587             212              --
                                                          --------        --------        --------
          Net cash provided by (used in) financing
            activities..............................        72,832          (2,999)         (2,406)
Net increase (decrease) in cash and cash
  equivalents.......................................         3,156          (4,502)         (1,492)
Cash and cash equivalents, beginning................         7,497          11,999          13,491
                                                          --------        --------        --------
Cash and cash equivalents, ending...................      $ 10,653        $  7,497        $ 11,999
                                                          ========        ========        ========
Supplemental cash flow information:
  Interest paid.....................................      $  3,616        $     78        $    165
                                                          ========        ========        ========
  Income taxes paid.................................      $  7,443        $  8,280        $  8,226
                                                          ========        ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

     American Business Information, Inc. (ABI) and its subsidiaries, (the Company), provides business and consumer marketing information products and data processing services throughout the United States and Canada. These products include customized business lists, business directories and other information services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates and Assumptions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation. The consolidated financial statements include the accounts of ABI and its subsidiaries. Intercompany accounts and transactions have been eliminated.

     Revenue Recognition. The Company's revenue is primarily generated from the sale of its products and services and the licensing of its data to third parties. Revenue from the sale of products and services is generally recognized when the product is delivered or the services are performed. A portion of revenue from data licensing is recognized at the time the initial set of data is delivered, with the remaining portion being deferred and recognized over the license term as the Company provides updated information. Reserves are established for estimated returns and uncollectible amounts.

     Database Costs. Costs to maintain and enhance the Company's business database are expensed as incurred. Costs to develop new databases are capitalized and amortized upon the successful completion of the compilation project, over a period not to exceed 5 years. The Company is currently capitalizing costs associated with a compilation project to create a new consumer database. Costs incurred as of December 31, 1997 related to the database compilation effort totaled approximately $3.9 million, and are included in intangible assets in the accompanying consolidated balance sheets.

     Advertising Costs. Certain direct-response advertising costs are capitalized and amortized over periods that correspond to the estimated revenue stream of the individual advertising activity. All other advertising costs are expensed as the advertising takes place. Total unamortized marketing costs at December 31, 1997 and 1996, was $3.4 million and $1.3 million, respectively. Total advertising expense for the years ended December 31, 1997, 1996, and 1995 was $15.9 million, $11.0 million, and $10.8 million, respectively.

     Software Capitalization. Until technological feasibility is established, software development costs are expensed as incurred. After that time, direct costs are capitalized and amortized using the straight-line method over the estimated economic life, generally one to four years. Unamortized software costs included in intangible assets at December 31, 1997 and 1996, was $1.9 million, $1.4 million, respectively. Amortization of capitalized costs during the years ended December 31, 1997, 1996 and 1995, totaled approximately $2.5 million, $1.0 million, and $81 thousand, respectively.

     Income taxes. The Company recognizes income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the difference between financial and tax bases of assets and liabilities using enacted tax rates.

     Earnings Per Share. Statement of Financial Accounting Standards No. 128, Earnings Per Share, was issued in February 1997 and is effective for financial statements issued for fiscal periods ending after December 15, 1997. The standard revises the calculation and presentation of earnings per share and requires the presentation of "basic earnings per share" and "diluted earnings per share."

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES

     Basic earnings per share are based on the weighted average number of common shares outstanding, including contingently issuable shares, which have been restated to account for the stock dividend (See Note 17). Diluted earnings per share are based on the weighted number of common shares outstanding, including contingently issuable shares, plus dilutive potential common shares outstanding (representing outstanding stock options).

     The following data show the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Options on 1.1 million shares of common stock were not included in computing diluted earnings per share for 1997 because their effects were antidilutive.

                                                            1997      1996      1995
                                                           ------    ------    ------
                                                             (AMOUNTS IN THOUSANDS)
Weighted average number of shares outstanding used in
  basic EPS.............................................   48,432    42,065    41,475
Net additional common equivalent shares outstanding
  after assumed exercise of stock options...............       --       325       661
                                                           ------    ------    ------
Weighted average number of shares outstanding used in
  diluted EPS...........................................   48,432    42,390    42,136
                                                           ======    ======    ======

     Invested Cash. Cash equivalents, consisting of highly liquid debt instruments that are readily convertible to known amounts of cash and when purchased have an original maturity of three months or less, are carried at cost which approximates fair value. Marketable securities have been classified as available-for-sale and are therefore carried at fair value, which are estimated based on quoted market prices. Net unrealized gains and losses are reported as a separate component of stockholders' equity. Unrealized and realized gains and losses are determined by specific identification.

     Property and Equipment. Property and equipment (including equipment acquired under capital leases) are stated at cost and are depreciated or amortized primarily using straight-line methods over the estimated useful lives of the assets, as follows:

Buildings and improvements..................................  30 years
Office furniture and equipment..............................  5 to 7 years
Computer equipment..........................................  5 years
Capitalized equipment leases................................  5 years

     Intangibles. Intangible assets are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets, as follows:

Goodwill....................................................  8 to 15 years
Distribution networks.......................................  2 years
Noncompete agreements.......................................  Term of agreements
Purchased data processing software..........................  2 years
Acquired database costs.....................................  1 year
Core technology costs.......................................  3 years
Customer base costs.........................................  3 years
Tradename costs.............................................  10 years
Perpetual software license agreement........................  10 years
Software development costs..................................  1 to 4 years

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES

     In 1996, the Company shortened the lives for goodwill and distribution networks in recognition of more rapid changes in the businesses acquired to 8 years and 2 years, respectively. Prior to 1996, goodwill and distribution networks were amortized over 30 and 15 years, respectively.

     All of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized.

     Reclassifications. Certain reclassifications were made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

3. ACQUISITIONS

     Effective August 1996, the Company acquired certain assets and assumed certain liabilities of Digital Directory Assistance, Inc. (DDA), a publisher of PhoneDisc CD-ROM products. The total purchase price was approximately $16.9 million of which $4.0 million was paid in September 1996, $7.9 million in the form of a promissory note issued to the sellers paid in January 1997, and the remaining amount through the issuance of 600,000 unregistered shares of the Company's Class A Common Stock and 600,000 unregistered shares of the Company's Class B Common Stock. The acquisition was accounted for under the purchase method of accounting. In addition to purchased in-process research and development costs of $10.0 million (See Note 16), goodwill recorded as part of the purchase was $10.0 million, which is being amortized over 8 years.

     Effective November 1996, the Company acquired the common stock of County Data Corporation (CDC), a national new business database compiler. Total consideration for the acquisition was 560,000 unregistered shares of the Company's Class A Common Stock and 560,000 unregistered shares of the Company's Class B Common Stock. The acquisition was accounted for under the pooling-of-interests method of accounting. The accompanying consolidated financial statements have not been restated to reflect this acquisition, as the net sales and net income of CDC were not significant for the periods presented.

     Effective November 1996, the Company acquired certain assets and assumed certain liabilities of Marketing Data Systems, Inc. (MDS), a provider of data warehousing, research and analysis services for target marketing applications to Fortune 1000 companies. Total consideration for the acquisition was $2.4 million, consisting of $1.0 million in cash and 118,000 unregistered shares of the Company's Class A Common Stock and 118,000 shares of the Company's Class B Common Stock. The acquisition has been accounted for under the purchase method of accounting. Substantially all of the purchase price was allocated to goodwill which is being amortized over 8 years.

     Effective December 1996, the Company acquired all of the Common Stock of Kadobec Investments, Inc., (operating as B.J. Hunter), which provides lead generation products in Canada. Total consideration for the acquisition was $3.1 million, consisting of $876 thousand in cash and 150,000 unregistered shares of the Company's Class A Common Stock and 150,000 shares of the Company's Class B Common Stock. The acquisition has been accounted for under the purchase method of accounting. The Company allocated substantially all of the purchase price to goodwill which is being amortized over 8 years.

     Effective February 1, 1997, the Company acquired all issued and outstanding common stock of DBA Holdings, Inc. and Subsidiaries (operating as Database America Companies, or DBA), a provider of data processing and analytical services for marketing applications, and compiler of information on consumers and businesses in the United States. Total consideration, as adjusted, for the acquisition was approximately $103.5 million, consisting of $75.0 million in cash, partially funded using a revolving credit facility (See Note 7), and approximately 2.3 million unregistered shares of the Company's Class A Common Stock and 2.3 million unregistered shares of the Company's Class B Common Stock. In October 1997, the Company and the former stockholders of DBA agreed to a purchase price adjustment, pursuant to which the Company agreed to issue to the former DBA stockholders an additional 139,829 unregistered shares of its Class A Common Stock

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES and 139,829 unregistered shares of its Class B Common Stock. As of December 31, 1997, these additional shares of the Company's stock had not been issued to the former DBA shareholders, and this liability of approximately $1.9 million is included in payable to shareholders in the accompanying consolidated balance sheets. The acquisition has been accounted for under the purchase method of accounting. In addition to purchased in-process research and development costs of $49.2 million (See Note 16), intangibles and goodwill recorded as part of the purchase included acquired database costs of $19.0 million, purchased data processing software of $9.4 million, noncompete agreements of $1.7 million and goodwill of $20.8 million. Goodwill is being amortized over 15 years.

     Effective August 1997, the Company acquired certain assets and assumed certain liabilities of Pro CD, Inc. (Pro CD) from Acxiom Corporation (Acxiom), a provider of telephone directory and other business software products on CD-ROM to consumers. The acquisition has been accounted for under the purchase method of accounting. Total consideration for the acquisition was $18 million in cash, funded using a revolving credit facility (See Note 7). In conjunction with the acquisition of Pro CD, the Company entered into a Data License Agreement with Acxiom in which Acxiom will pay to the Company $8 million over a two year period. Additionally, the Company entered into a Technology License Agreement with Acxiom in which the Company will pay to Acxiom $8 million over a two year period. In addition to purchased in-process research and development costs of $4.3 million (See Note 16), intangibles and goodwill recorded as part of the purchase included core technology, customer base, and tradename costs totaling $5.9 million, noncompete agreements of $5.2 million and goodwill of $6.2 million. Goodwill is being amortized over 10 years.

     Operating results for each of these acquisitions are included in the accompanying consolidated statements of operations from the respective acquisition dates. Assuming the above described companies had been acquired on January 1, of the year preceding the acquisition, and excluding the write-offs of in-process research and development costs, unaudited pro forma consolidated revenues, net income (loss) and net income (loss) per share would have been as follows:

                                            DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                1997              1996              1995
                                            ------------      ------------      ------------
                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales.................................    $206,578          $187,325          $101,404
Net income (loss).........................    $ 29,187          $(26,054)         $  9,564
Basic earnings (loss) per share...........    $   0.60          $  (0.53)         $   0.22
Diluted earnings (loss) per share.........    $   0.60          $  (0.52)         $   0.21

     The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results which may occur in the future.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES

4. MARKETABLE SECURITIES

                                           AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                             COST       GROSS GAIN    GROSS LOSS     VALUE
                                           ---------    ----------    ----------    -------
                                                            (IN THOUSANDS)
At December 31, 1997
Municipal bonds..........................   $   824       $    1       $    (2)     $   823
Corporate bonds..........................     2,459            4           (66)       2,397
Common stock.............................    20,372        1,429        (1,030)      20,771
Preferred stock..........................        47            7            --           54
                                            -------       ------       -------      -------
                                            $23,702       $1,441       $(1,098)     $24,045
                                            =======       ======       =======      =======
At December 31, 1996
Municipal bonds..........................   $11,450       $   35       $  (132)     $11,353
U.S. government and agency...............       808            7            (5)         810
Corporate bonds..........................     5,751           17           (58)       5,710
Common stock.............................     5,365           18          (496)       4,887
Preferred stock..........................        47            3            --           50
                                            -------       ------       -------      -------
                                            $23,421       $   80       $  (691)     $22,810
                                            =======       ======       =======      =======

     Scheduled maturities of marketable debt securities at December 31, 1997, are as follows:

                                              LESS THAN    ONE TO     FIVE TO     MORE THAN
                                               1 YEAR      5 YEARS    10 YEARS    10 YEARS
                                              ---------    -------    --------    ---------
                                                             (IN THOUSANDS)
Municipal bonds.............................   $   82      $  251       $--         $491
Corporate bonds.............................    1,111       1,286        --           --
                                               ------      ------       ---         ----
                                               $1,193      $1,537       $--         $491
                                               ======      ======       ===         ====

     For the year ended December 31, 1997, proceeds from sales of marketable securities approximated $19.6 million while realized gains totaled $2.6 million and realized losses totaled $86 thousand. For the year ended December 31, 1996, proceeds approximated $18.9 million while realized gains totaled $1.6 million and realized losses totaled $343 thousand.

5. PROPERTY AND EQUIPMENT

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1997            1996
                                                             ------------    ------------
                                                                    (IN THOUSANDS)
Land and improvements......................................    $ 1,733         $ 1,220
Buildings and improvements.................................     13,040           9,084
Furniture and equipment....................................     26,608          21,597
Capitalized equipment leases...............................      2,014           1,437
                                                               -------         -------
                                                                43,395          33,338
Less accumulated depreciation and amortization:
  Owned property...........................................     17,502          14,188
  Capitalized equipment leases.............................        776             264
                                                               -------         -------
     Property and equipment, net...........................    $25,117         $18,886
                                                               =======         =======

     The Company has entered a commitment to construct an additional facility in Papillion, Nebraska, near the existing Company's Ralston, Nebraska, location. The estimated cost of the project is $8 million and is

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES anticipated to be completed in mid 1998. The Company anticipates funding the project with cash flows from operations and a revolving credit facility.

     Under the terms of its capital lease agreements, the Company is required to pay ownership costs, including taxes, licenses and maintenance. The Company also leases office space under operating leases expiring at various dates through October 2007. Certain of these leases contain renewal options. Rent expense was $2.6 million, $952 thousand, and $593 thousand in the years ended December 31, 1997, 1996 and 1995, respectively.

     Following is a schedule of the future minimum lease payments as of December 31, 1997:

                                                              CAPITAL    OPERATING
                                                              -------    ---------
                                                                 (IN THOUSANDS)
1998........................................................  $  750      $2,541
1999........................................................     245       1,972
2000........................................................      70         710
2001........................................................      --         362
2002........................................................      --         167
                                                              ------      ------
Total future minimum lease payments.........................  $1,065      $5,752
                                                                          ======
Less amounts representing interest..........................      65
                                                              ------
Present value of net minimum lease payments.................  $1,000
                                                              ======

6. INTANGIBLE ASSETS

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1997            1996
                                                             ------------    ------------
                                                                    (IN THOUSANDS)
Goodwill...................................................    $ 44,598        $19,093
Noncompete agreements......................................       6,925             --
Core technology............................................       1,100             --
Customer base..............................................       1,100             --
Tradename..................................................       3,700             --
Purchased data processing software.........................       9,400             --
Acquired database costs....................................      19,000             --
Perpetual software license agreement.......................       8,000             --
Software development costs.................................       1,865          1,955
Consumer database costs....................................       3,892            494
Other deferred costs.......................................       1,662             --
                                                               --------        -------
                                                                101,242         21,542
Less accumulated amortization..............................      27,501          4,132
                                                               --------        -------
                                                               $ 73,741        $17,410
                                                               ========        =======

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES

7. FINANCING ARRANGEMENTS

     Long-term debt consisted of the following:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1997            1996
                                                             ------------    ------------
                                                                    (IN THOUSANDS)
Uncollateralized bank revolving line of credit, provides
  for maximum borrowings of $100 million at December 31,
  1997. Facility provides for borrowings with interest at
  bank's base rate or LIBOR plus 0.375%-0.625%, based on
  the Company's funded debt ratio. The rate in effect at
  December 31, 1997 was 6.5%. Principal is due February
  2000. Effective July 1997, The Company entered into an
  interest rate swap whereby $30 million of outstanding
  credit bears a fixed interest rate of 6.74%. The interest
  rate swap terminates in July 1999. Interest is payable at
  the earliest of the end of each applicable interest
  period or quarterly......................................    $78,000          $   --
Uncollateralized bank revolving line of credit, provides
  for maximum borrowings of $5 million. Facility provides
  for borrowings with interest at bank's LIBOR plus 2.150%
  The rate in effect at December 31, 1997 was 8.43%.
  Principal is due January 2000. Interest is payable
  monthly..................................................      3,000              --
Bank note assumed in acquisition, repaid in January 1997...         --             225
Computer lease obligations (See Note 5)....................      1,000             910
                                                               -------          ------
                                                                82,000           1,135
Less current portion.......................................        716             708
                                                               -------          ------
Long-term debt.............................................    $81,284          $  427
                                                               =======          ======

     Future maturities by calendar year of long-term debt as of December 31, 1997 are as follows (in thousands):

1998........................................................  $   716
1999........................................................  $   210
2000........................................................  $81,074

     The Company is subject to certain financial covenants on the $100 million revolving credit facility, including maximum funded debt ratio, minimum interest coverage ratio, and minimum tangible net worth tests. Additionally, the Company is required to pay an annual commitment fee on the average unused amount of the facility, ranging from 0.15%-0.25% based on the Company's funded debt ratio.

     Interest rate swap agreements are used by the Company to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At December 31, 1997, the Company was a party to one interest rate swap agreement which expires in July 1999. The agreement entitles the Company to receive from counterparties on a monthly basis the amounts, if any, by which the Company's interest payments on $30 million of outstanding debt of its $100 million revolving line of credit due in February 2000 exceed 6.74%, and to pay to counterparties on a monthly basis the amounts, if any, by which the Company's interest payments on $30 million of outstanding debt of its $100 million revolving line of credit are less than 6.74%.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES

     The Company has not declared or paid any cash dividends on its capital stock. Pursuant to certain financing arrangements, the Company has agreed not to pay cash dividends in any four quarter period in excess of the lesser of $5,000,000 or 25% of net income for such four quarter period.

8. INCOME TAXES

     The provision for income taxes on continuing operations consists of the following:

                                                            FOR THE YEARS ENDED
                                                --------------------------------------------
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1997            1996            1995
                                                ------------    ------------    ------------
                                                               (IN THOUSANDS)
Current:
  Federal.....................................     $9,163         $ 8,782          $7,101
  State.......................................        742             925             658
                                                   ------         -------          ------
                                                    9,905           9,707           7,759
                                                   ------         -------          ------
Deferred:
  Federal.....................................     (2,688)         (6,159)            615
  State.......................................       (230)           (148)             47
                                                   ------         -------          ------
                                                   (2,918)         (6,307)            662
                                                   ------         -------          ------
                                                   $6,987         $ 3,400          $8,421
                                                   ======         =======          ======

     Loss on discontinued operations and abandonment of subsidiary is presented net of income tax benefits of $1.1 million in 1996 and $1.3 million in 1995.

     The effective income tax rate varied from the federal statutory rate as follows:

                                                            FOR THE YEARS ENDED
                                                --------------------------------------------
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1997            1996            1995
                                                ------------    ------------    ------------
                                                               (IN THOUSANDS)
Tax provision computed at statutory rate of
  35%.........................................    $(11,490)        $3,131          $7,959
State taxes, net..............................         424            530             401
Amortization of nondeductible intangibles.....         637             29              --
In-process research and development...........      17,220             --              --
Nondeductible expense, nontaxable income and
  other.......................................         196           (290)             61
                                                  --------         ------          ------
                                                  $  6,987         $3,400          $8,421
                                                  ========         ======          ======

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES

     The components of the net deferred tax asset (liability) were as follows:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1997            1996
                                                             ------------    ------------
                                                                    (IN THOUSANDS)
Deferred tax assets:
  Marketable securities....................................    $    --         $   232
  Intangible assets........................................      2,242           5,758
  Accrued vacation.........................................        399             291
  Accrued expenses.........................................         --             369
  Accounts receivable......................................         --             317
  Other assets.............................................        521             521
                                                               -------         -------
                                                                 3,162           7,488
                                                               -------         -------
Deferred tax liabilities:
  Accounts receivable......................................     (2,876)             --
  Marketable securities....................................       (130)             --
  Depreciation.............................................     (1,126)           (824)
  Prepaid expenses and other...............................     (2,390)         (1,788)
                                                               -------         -------
                                                                (6,522)         (2,612)
                                                               -------         -------
Net deferred tax asset (liability).........................    $(3,360)        $ 4,876
                                                               =======         =======

9. STOCK INCENTIVES

     As of December 31, 1997, a total of 5.0 million shares of the Company's Class A Common Stock and 5.0 million shares of the Company's Class B Common Stock have been reserved for issuance to officers, key employees and non-employee directors under the Company's 1992 Stock Option Plan. In addition, as of December 31, 1997, a total of 2.0 million shares of the Company's Class A Common Stock have been reserved for issuance to officers, key employees and non-employee directors under the Company's 1997 Class A Common Stock Option Plan.

     Options are generally granted at the stock's fair market value on the date of grant, vest generally over a four or five year period and expire five or six years, respectively, from date of grant. Options issued to shareholders holding 10% or more of the Company's stock are generally issued at 110% of the stock's fair market value on the date of grant and vest over periods ranging from five to six years with early vesting if certain financial goals are met. Certain options issued to directors at the stock's fair market value vested immediately and expire five years from grant date. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards issued in or subsequent to 1995 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1997            1996            1995
                                                ------------    ------------    ------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) -- as reported..............    $(39,816)        $3,819         $12,001
Net income (loss) -- pro forma................    $(41,503)        $3,072         $11,779
Basic earnings (loss) per share -- as
  reported....................................    $  (0.82)        $ 0.09         $  0.29
Diluted earnings (loss) per share -- as
  reported....................................       (0.82)          0.09            0.28
Basic earnings (loss) per share -- pro
  forma.......................................    $  (0.86)        $ 0.07         $  0.29
Diluted earnings (loss) per share -- pro
  forma.......................................    $  (0.84)        $ 0.07         $  0.28

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES

     The above pro forma results are not likely to be representative of the effects on reported net income for future years since options vest over several years and additional awards generally are made each year.

     The fair value of the weighted average of each year's option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: dividend yield of 0%; expected volatility of 19.16% (1997) and 15.52% (1996 and 1995); risk free interest rate based on the U.S. Treasury strip yield at the date of grant; and expected lives of 4.0 to 6.0 years.

     During 1995, the Company agreed to repurchase, at fair market value, 583,750 shares of common stock from a former officer of the Company for $3.1 million. The charge of $3.1 million is reflected as selling, general and administrative expense in the accompanying 1995 consolidated statement of operations. The actual shares were repurchased and retired in 1996. The following information has been restated to reflect the stock dividend (See Note
17). Each option to purchase shares of common stock outstanding prior to the Stock Dividend was converted into an option to purchase both, but not either, shares of Class A Common Stock and Class B Common Stock.

                                           DECEMBER 31, 1997    DECEMBER 31, 1996   DECEMBER 31, 1995
                                           ------------------   -----------------   -----------------
                                                WEIGHTED            WEIGHTED            WEIGHTED
                                            AVERAGE EXERCISE    AVERAGE EXERCISE    AVERAGE EXERCISE
                                           ------------------   -----------------   -----------------
                                            SHARES     PRICE     SHARES     PRICE    SHARES     PRICE
                                           ---------   ------   ---------   -----   ---------   -----
Outstanding beginning of period..........  5,203,800   $ 7.58   2,913,750   $5.49   2,188,500   $4.33
Granted..................................  2,799,250    11.81   3,964,000    8.19     996,000    7.69
Exercised................................    357,250     5.87    (705,950)   4.32    (188,250)   4.18
Forfeited/Expired........................    167,750     8.95    (968,000)   6.00     (82,500)   4.22
                                           ---------   ------   ---------   -----   ---------   -----
Outstanding end of period................  7,478,050   $ 9.22   5,203,800   $7.58   2,913,750   $5.49
                                           =========   ======   =========   =====   =========   =====
Options exercisable at end of period.....  1,344,550   $ 7.10     585,050   $5.53     757,500   $5.49
                                           =========   ======   =========   =====   =========   =====
Shares available for options that may be
  granted................................  1,660,000            2,796,200             886,250
                                           =========            =========           =========
Weighted-average grant date fair value of
  options, granted during the
  period -- exercise price equals stock
  market price at grant..................              $ 3.30               $2.00               $1.91
                                                       ======               =====               =====
Weighted-average grant date fair value of
  options granted during the
  period -- exercise price exceeds stock
  market price at grant..................                                   $2.10
                                                                            =====

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                                      OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                             -------------------------------------   -----------------------
                                                            WEIGHTED-
                                                             AVERAGE     WEIGHTED-                 WEIGHTED-
                                                            REMAINING     AVERAGE                   AVERAGE
                                               NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
         RANGE OF EXERCISE PRICES            OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
         ------------------------            -----------   -----------   ---------   -----------   ---------
$3.80 to $4.09.............................      78,250     0.3 years     $ 3.90         78,250     $ 3.90
$4.10 to $5.45.............................     353,800     1.5 years       4.51        247,300       4.50
$5.46 to $6.82.............................     691,500     2.9 years       6.21        247,500       6.06
$6.83 to $8.18.............................     787,500     3.4 years       7.46        172,500       7.54
$8.19 to $9.54.............................   2,901,000     3.6 years       8.67        557,000       8.73
$9.55 to $10.90............................     324,000     4.2 years      10.40             --         --
$10.91 to $12.27...........................   1,142,000     4.4 years      11.14         42,000      11.06
$12.28 to $13.63...........................   1,200,000     4.7 years      13.00             --         --
                                              ---------     ---------     ------      ---------     ------
$3.80 to $13.63............................   7,478,050     3.7 years     $ 9.22      1,344,550     $ 7.10
                                              =========     =========     ======      =========     ======

10. SAVINGS PLAN

     Employees who meet certain eligibility requirements can participate in the Company's 401(k) Savings and Investment Plan. Under the plan, the Company may, at its discretion, match a percentage of the employee contributions. The Company recorded expenses related to its matching contributions of $782 thousand, $115 thousand and $80 thousand in the years ended December 31, 1997, 1996 and 1995, respectively.

11. RELATED PARTY TRANSACTIONS

     Included in other assets at December 31, 1997 and December 31, 1996, are investments of $71 thousand and $571 thousand, respectively, in companies that were partially owned by certain members of the Board of Directors of the Company at the time the investments were made. At December 31, 1997, the remaining investment included $71 thousand in IDE Corporation. The Company owns less than 10% of either company and accounts for these investments on the cost method.

     The Company paid $364 thousand, $48 thousand, and $148 thousand in 1997, 1996 and 1995, respectively, to Annapurna Corporation for consulting services and related expenses in connection with acquisition activity conducted by the Company. Annapurna Corporation is 100% owned by a significant stockholder. The Company also paid $145 thousand, $156 thousand, and $0 in the years ended December 31, 1997, 1996 and 1995, respectively, to a Director of the Company for consulting services in connection with acquisition activity conducted by the Company.

     The Company utilizes a law firm of which one member of the Board of Directors is a partner to the firm. Legal fees paid to the law firm totaled $146 thousand, $91 thousand, and $115 thousand in the years ended December 31, 1997, 1996 and 1995, respectively.

12. DISCONTINUED OPERATIONS

     On June 1, 1995, the Company transferred substantially all of the assets and liabilities of its wholly-owned subsidiary, American Business Communications, Inc. ("ABC") to a wholly-owned subsidiary of Baker University. The Company received $3.0 million in the form of a 7.52% non-recourse promissory note, due in equal monthly installments through 2005. ABC recorded net sales of $6.7 million and $2.9 million during 1994 and 1995, respectively.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES

     During 1996, Baker University defaulted on the note and the Company abandoned any remaining net assets of the business. As a result, the Company recorded a loss from abandonment of subsidiary of $1.4 million, net of tax.

13. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company made certain acquisitions in 1997 and 1996 (See Note 3) and assumed liabilities as follows:

                                                                1997       1996
                                                              --------    -------
                                                                (IN THOUSANDS)
Fair value of assets........................................  $134,555    $28,107
Cash paid...................................................   (84,224)    (6,484)
Promissory note issued......................................        --     (7,925)
Common stock issued.........................................   (29,178)    (9,382)
                                                              --------    -------
Liabilities assumed.........................................  $ 21,153    $ 4,316
                                                              ========    =======

     In conjunction with the transfer of ABC in 1995, approximately $6.8 million of assets, less liabilities of $1.0 million, were exchanged for a $3.0 million note receivable. As a result, the Company recognized an impairment of $1.8 million net of a tax benefits, which is included in loss on discontinued operations.

     During 1997, the Company acquired computer equipment totaling $577 thousand under a capital lease obligation (See Note 5).

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996. Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     The carrying amounts shown in the following table are included in the consolidated balance sheets under the indicated captions.

                                               DECEMBER 31, 1997      DECEMBER 31, 1996
                                              -------------------    -------------------
                                              CARRYING     FAIR      CARRYING     FAIR
                                               AMOUNT      VALUE      AMOUNT      VALUE
                                              --------    -------    --------    -------
                                                        (AMOUNTS IN THOUSANDS)
Financial assets
  Cash and cash equivalents.................  $10,653     $10,653    $ 7,497     $ 7,497
  Marketable securities.....................   23,833      24,045     23,421      22,810
  Other assets..............................    2,071       2,000        621         621
Financial liabilities
  Payable to shareholders...................   (1,871)     (1,871)    (7,925)     (7,925)
  Long-term debt............................  (81,284)    (81,284)      (427)       (427)
Derivatives
  Interest rate swaps.......................       --         133         --          --

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents and payable to shareholders. The carrying amounts approximate fair value because of the short maturity of those instruments.

     Marketable securities. The fair values of debt securities and equity investments are based on quoted market prices at the reporting date for those or similar investments.

     Other assets, including investments in other companies. Investments in companies not traded on organized exchanges are valued on the basis of comparisons with similar companies whose shares are publicly traded.

     Long-term debt. Given the short term nature of the revolving lines of credit as well as the variable rate of interest associated with $78 million of the outstanding debt at December 31, 1997, fair value approximates carrying value.

     Interest rate swap. The fair value of the interest rate swap was calculated based on discounted cash flows of the difference between the swap rate and the estimated market rate for similar terms.

15. CONTINGENCIES

     The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company's financial position, results of operations, or cash flows.

16. ACQUISITION-RELATED CHARGES

     As part of the acquisition of DDA in August 1996 (See Note 3), the Company recorded acquisition-related charges for purchased in-process research and development costs totaling $10.0 million for write-offs in conjunction with the merger of DDA, which related to projects that had not met technological feasibility. Additionally in 1996, the Company recorded an acquisition-related charge totaling $11.5 million due to the change in estimated useful lives based on management's evaluation of the remaining lives of certain intangibles related to acquisitions prior to 1995.

     As part of the acquisition of DBA in February 1997 (See Note 3), the Company recorded acquisition-related charges totaling $51.8 million for write-offs in conjunction with the merger of DBA for purchased in-process research and development costs which related to projects that had not met technological feasibility ($49.2 million), as well as other related integration and organizational restructuring costs ($2.6 million).

     As part of the acquisition of Pro CD in August 1997 (See Note 3), the Company recorded acquisition-related charges totaling $4.3 million for write-offs in conjunction with the merger of Pro CD for purchased in-process research and development costs which related to projects that had not met technological feasibility.

17. STOCK RECLASSIFICATION AND STOCK DIVIDEND AND STOCKHOLDERS RIGHTS PLANS

     On October 3, 1997, the Company's Board of Directors and shareholders approved the reclassification of the existing common stock as Class B Common Stock and authorized 220,000,000 shares of a new Class A Common Stock. The Board also declared a two-for-one stock split, effected in the form of a stock dividend of one share of Class A Common Stock for each share of Class B Common Stock then outstanding. Accordingly all share and per share information has been restated to reflect the stock split. Each share of Class A Common Stock entitles the holder to one vote and a non-cumulative dividend of $0.02 per year, when and as declared by

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES the Board of Directors in preference to any dividend on Class B Common Stock. Each share of Class B Common Stock entitles the holder to ten votes.

     On October 3, 1997, the Company adopted a stockholder rights plan with respect to its Class A Common Stock and adopted certain changes to the plan it had adopted on July 21, 1997 with respect to its Class B Common Stock, under which the Board declared a dividend distribution of one Preferred Stock purchase rights to holders of each share of Class A Common Stock and Class B Common Stock. The rights are not exercisable until ten days after a person or group announces the acquisition of 15% or more of the Company's voting stock or announces a tender offer for 15% or more of the Company's outstanding common stock. Each right entitles the holder to purchase common stock at one half the stock's market value. The rights are redeemable at the Company's option for $0.001 per Right at any time on or prior to public announcement that a person has acquired 15% or more of the Company's voting stock. The rights are automatically attached to and trade with each share of Common Stock.

18. SUBSEQUENT EVENTS

     Effective March 1998, the Company acquired certain assets and assumed certain liabilities of Walter Karl, Inc., a national direct marketing service firm that provides list management, list brokerage, database marketing and direct marketing services to a wide array of customers. Total consideration for the acquisition was approximately $19 million. The acquisition has been accounted for under the purchase method of accounting. Substantially all of the purchase price was allocated to goodwill.

     On March 17, 1998, the Company filed suit in Delaware court to enjoin a merger agreement whereby Great Universal Stores, PLC ("GUS") would acquire Metromail Corporation ("Metromail") for $31.50 per share, and on March 18 the Company submitted to the Metromail Board of Directors a proposal for the Company to acquire Metromail for $33 per share. No offer can be made by the Company for Metromail Common Stock without consent and approval of the Metromail Board. It is possible that the Company may fail to acquire Metromail. If the Company does acquire Metromail, it may fail to successfully integrate Metromail's operations with its own, will be required to incur substantial debt to finance the acquisition, and will be required to record very substantial acquisition-related charges and to amortize substantial amounts of goodwill in future periods.

     On March 20, 1998, GUS filed a counterclaim against the Company alleging, among other things, that ABI tortiously interfered with the Merger Agreement and Parent's prospective business relations with Metromail. The Counterclaim also alleges that the Company breached a confidentiality agreement entered into by the Company with the Metromail's financial advisor and of which GUS is a third party beneficiary. As relief, the GUS claim seeks, among other things, injunctive relief and actual, punitive and other damages in an amount to be determined at trial, estimated by GUS to exceed $500 million, plus fees and expenses. On March 27, 1998, the Delaware Chancery Court denied the Company's motion for a preliminary injunction to block the GUS Merger Agreement. The Company does not believe that the GUS counterclaim has merit and will vigorously defend the suit, however there can be no assurance that this matter will be resolved without a material adverse affect on the Company's financial condition and stock price.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                          ADDITIONS
                                                 ----------------------------
                                   BALANCE AT    CHARGED TO                                    BALANCE AT
                                   BEGINNING     COSTS AND       CHARGED TO                      END OF
           DESCRIPTION             OF PERIOD      EXPENSES     OTHER ACCOUNTS    DEDUCTIONS      PERIOD
           -----------             ----------    ----------    --------------    ----------    ----------
Allowance for doubtful accounts
  receivable:....................                                                     (A)
  December 31, 1995..............    $  404        $1,585          $   --          $  965        $1,024
  December 31, 1996..............    $1,024        $1,485          $  364*         $1,284        $1,589
  December 31, 1997..............    $1,589        $1,272          $  961*         $2,387        $1,435
Allowance for sales returns:.....                                                     (B)
  December 31, 1995..............    $   --        $  800          $   --          $   --        $  800
  December 31, 1996..............    $  800        $3,401          $  929*         $3,995        $1,135
  December 31, 1997..............    $1,135        $7,748          $2,477*         $6,782        $4,578

---------------

 *   Recorded as a result of acquisitions

(A)  Charge-offs during the period indicated

(B)  Returns processed during the period indicated

                                INDEX TO EXHIBITS
                       AMERICAN BUSINESS INFORMATION, INC.
                           ANNUAL REPORT ON FORM 10-K

Exhibit
  No.                         Description
-------                       -----------
2.1      Asset Purchase Agreement between the Company and Digital Directory
         Assistance, Inc. is incorporated herein by reference to exhibits filed with the Company's current report on Form 8-K dated September 10, 1996.

2.2 Agreement and Plan of Reorganization between the Company and the Shareholders of County Data Corporation is incorporated herein by reference to exhibits filed with Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996.

2.3 Agreement and Plan of Reorganization between the Company and the Shareholders of 3319971 Canada Inc. is incorporated herein by reference to exhibits filed with Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996.

2.4 Agreement and Plan of Reorganization between the Company and the shareholders of Marketing Data Systems, Inc. is incorporated herein by reference to the exhibits filed with the Company's Registration
         Statement on Form S-3 (File No. 333-36669) filed on October 23, 1997.

2.5 Agreement and Plan of Reorganization between the Company and the Shareholders of DBA Holdings, Inc. is incorporated herein by reference to exhibits filed with the Company's Current Report on Form 8-K dated
         February 28, 1997.

2.6 Agreement and Plan of Reorganization between the Company and the Shareholders of Pro CD, Inc. is incorporated herein by reference to exhibits filed with the Company's Current Report on Form 8-K dated
         September 8, 1997.

2.7      Stock Purchase Agreement between the Company and the Shareholders of
         Walter Karl, Inc. is incorporated herein by reference to the Company's Current Report on Form 8-K dated February 24, 1998.

3.2      Bylaws are incorporated herein by reference to the Company's
         Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992.

3.3      Amended and Restated Certificate of Designations of Participating
         Preferred Stock, filed in Delaware on October 3, 1997, is incorporated herein by reference to the Company's Registration Statement on From
         8-A, (File No. 97-690893), filed on October 6, 1997.

4.1 Rights Plan for Class A Common is incorporated herein by reference to the Company's Registration Statement on Form 8-A, (File No. 97-690893), filed on October 6, 1997.

4.2 Rights Plan for Class B Common is incorporated herein by reference to the Company's Registration Statement on Form 8-A, (File No. 97-690896), filed on August 6, 1997 and amended on October 6, 1997.

4.3 Specimen of Class A Common Stock Certificate is incorporated herein by reference to the exhibits filed with the company's Registration
         Statement on Form S-3 (File No. 333-36669) filed on October 23, 1997.

4.4      Specimen Class B Common Stock Certificate, filed herewith

4.5      Amended and Restated Credit Agreement between the Company and First
         Union National Bank is incorporated herein by reference to the exhibits filed with the Company's Current Report on Form 8-K dated September 8,
         1997.

4.6      Reference is made to Exhibits 3.1, 3.2, and 3.3 hereof.

10.1 Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (File No. 33-51352), filed
         August 28, 1992.

10.2 Employment Agreement between the Company and Scott Dahnke is incorporated herein by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1997.

10.3 Employment Agreement between the Company and Gregory Back is incorporated herein by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1997.

10.5     Reference is made to Exhibits 2.1, 2.2, 2.3, 2.4, 2.5, 2.6, 2.7 and 4.5 hereof.

21.1     Subsidiaries and State of Incorporation, filed herewith.

23.1     Consent of Independent Accountants, filed herewith.

24.1     Power of Attorney (included on signature page)

27.1     Financial Data Schedule, filed herewith.