Form 10-K/A
period 1997-12-31
AMERICAN BUSINESS INFORMATION INC /DE
filed 1998-03-31
CIK 879437

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Report:


     1. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:



           2.1           -- Asset Purchase Agreement between the Company and Digital
                            Directory Assistance, Inc. is incorporated herein by
                            reference to exhibits filed with the Company's current
                            report on Form 8-K dated September 10, 1996.
           2.2           -- Agreement and Plan of Reorganization between the Company and the Shareholders of County Data Corporation is
                            incorporated herein by reference to exhibits filed with
                            Company's Annual Report on Form 10-K for the Fiscal Year
                            Ended December 31, 1996.
           2.3           -- Agreement and Plan of Reorganization between the Company and the Shareholders of 3319971 Canada Inc. is
                            incorporated herein by reference to exhibits filed with
                            Company's Annual Report on Form 10-K for the Fiscal Year
                            Ended December 31, 1996.
           2.4           -- Agreement and Plan of Reorganization between the Company and the shareholders of Marketing Data Systems, Inc. is
                            incorporated herein by reference to the exhibits filed
                            with the Company's Registration Statement on Form S-3
                            (File No. 333-36669) filed on October 23, 1997.
           2.5           -- Agreement and Plan of Reorganization between the Company and the Shareholders of DBA Holdings, Inc. is
                            incorporated herein by reference to exhibits filed with
                            the Company's Current Report on Form 8-K dated February
                            28, 1997.
           2.6           -- Agreement and Plan of Reorganization between the Company and the Shareholders of Pro CD, Inc. is incorporated
                            herein by reference to exhibits filed with the Company's
                            Current Report on Form 8-K dated September 8, 1997.
           2.7           -- Stock Purchase Agreement between the Company and the
                            shareholders of Walter Karl, Inc. is incorporated herein
                            by reference to the Company's Current Report on Form 8-K
                            dated February 24, 1998.
           3.1           -- Certificate of Incorporation, as amended through October
                            3, 1997, filed herewith.
           3.2           -- Bylaws are incorporated herein by reference to the
                            Company's Registration Statement on Form S-1 (File No.
                            33-42887), which became effective February 18, 1992.
           3.3           -- Amended and Restated Certificate of Designations of
                            Participating Preferred Stock, filed in Delaware on
                            October 3, 1997, is incorporated herein by reference to
                            the Company's Registration Statement on From 8-A, (File
                            No. 97-690893), filed on October 6, 1997.
           4.1           -- Rights Plan for Class A Common is incorporated herein by reference to the Company's Registration Statement on Form
                            8-A, (File No. 97-690893), filed on October 6, 1997.
           4.2           -- Rights Plan for Class B Common is incorporated herein by reference to the Company's Registration Statement on Form
                            8-A, (File No. 97-690896), filed on August 6, 1997 and
                            amended on October 6, 1997.
           4.3           -- Specimen of Class A Common Stock Certificate is
                            incorporated herein by reference to the exhibits filed
                            with the company's Registration Statement on Form S-3
                            (File No. 333-36669) filed on October 23, 1997.
           4.4*          -- Specimen Class B Common Stock Certificate, filed
                            herewith.
           4.5           -- Amended and Restated Credit Agreement between the Company and First Union National Bank is incorporated herein by
                            reference to the exhibits filed with the Company's
                            Current Report on Form 8-K dated September 8, 1997.
           4.6           -- Reference is made to Exhibits 3.1, 3.2, and 3.3 hereof.

          10.1           -- Form of Indemnification Agreement with Officers and
                            Directors is incorporated herein by reference to the
                            exhibits filed with the Company's Registration Statement
                            on Form S-1 (File No. 33-51352), filed August 28, 1992.
          10.2           -- Employment Agreement between the Company and Scott Dahnke is incorporated herein by reference to the exhibits filed
                            with the Company's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1997.
          10.3           -- Employment Agreement between the Company and Gregory Back is incorporated herein by reference to the exhibits filed
                            with the Company's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1997.
          10.5           -- Reference is made to Exhibits 2.1, 2.2, 2.3, 2.4, 2.5,
                            2.6, 2.7 and 4.5 hereof.
          21.1*          -- Subsidiaries and State of Incorporation, filed herewith.
          23.1           -- Consent of Independent Accountants, filed herewith.
          24.1*          -- Power of Attorney (included on signature page)
          27.1*          -- Financial Data Schedule, filed herewith.



     * Previously filed.

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

Dated: March 31, 1998

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

3.1 Certificate of Incorporation, as amended through October 3, 1997, filed herwith.

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

4.4*     Specimen Class B Common Stock Certificate, filed herewith

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

21.1*    Subsidiaries and State of Incorporation, filed herewith.

23.1     Consent of Independent Accountants, filed herewith.

24.1*    Power of Attorney (included on signature page)

27.1*    Financial Data Schedule, filed herewith.



* Previously filed