Form 10-K/A
period 1997-12-31
AMERICAN BUSINESS INFORMATION INC /DE
filed 1998-04-13
CIK 879437

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 2
                                       TO

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

                               POWER OF ATTORNEY



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Amendment to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----
                   /s/ VINOD GUPTA
-----------------------------------------------------
                     Vinod Gupta                         Chairman of the Board             March 31, 1998

                  /s/ SCOTT DAHNKE
-----------------------------------------------------    Chief Executive Officer
                    Scott Dahnke                         (principal executive officer)     March 31, 1998

                 /s/ JON H. WELLMAN
-----------------------------------------------------    President and Chief Operating
                   Jon H. Wellman                        Officer                           March 31, 1998

                                                         Chief Financial Officer
                 /s/ STEVEN PURCELL                      (principal financial officer
-----------------------------------------------------    and principal accounting
                   Steven Purcell                        officer)                          March 31, 1998

                /s/ JON D. HOFFMASTER
-----------------------------------------------------
                  Jon D. Hoffmaster                      Director                          March 31, 1998

                  /s/ GAUTAM GUPTA
-----------------------------------------------------
                    Gautam Gupta                         Director                          March 31, 1998

                /s/ ELLIOT S. KAPLAN
-----------------------------------------------------
                  Elliot S. Kaplan                       Director                          March 31, 1998

                 /s/ HAROLD ANDERSEN
-----------------------------------------------------
                   Harold Andersen                       Director                          March 31, 1998

                /s/ GEORGE F. HADDIX
-----------------------------------------------------
                  George F. Haddix                       Director                          March 31, 1998

                 /s/ PAUL A. GOLDNER
-----------------------------------------------------
                   Paul A. Goldner                       Director                          March 31, 1998

                 /s/ GEORGE J. KUBAT
-----------------------------------------------------
                   George J. Kubat                       Director                          March 31, 1998

               By: /s/ STEVEN PURCELL
  -------------------------------------------------
                   Steven Purcell
                  Attorney-in-fact

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

January 23, 1998, except for note 18,


as to which the date is March 31, 1998

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



     Software Capitalization. Until technological feasibility is established, software development costs are expensed as incurred. After that time, direct costs are capitalized and amortized using the straight-line method over the estimated economic life, generally one to four years. Unamortized software costs included in intangible assets at December 31, 1997 and 1996, was $1.9 million and $1.4 million, respectively. Amortization of capitalized costs during the years ended December 31, 1997, 1996 and 1995, totaled approximately $2.5 million, $1.0 million, and $81 thousand, respectively.


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


                                            DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                1997              1996              1995
                                            ------------      ------------      ------------
                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales.................................    $206,578          $187,325          $101,404
Net income (loss).........................    $ 29,187          $(26,054)         $  9,564
Basic earnings (loss) per share...........    $   0.60          $  (0.53)         $   0.22
Diluted earnings (loss) per share.........    $   0.60          $  (0.53)         $   0.21


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

     Following is a schedule of the future minimum lease payments as of December 31, 1997:


                                                              CAPITAL    OPERATING
                                                              -------    ---------
                                                                 (IN THOUSANDS)
1998........................................................  $  750      $2,541
1999........................................................     245       1,972
2000........................................................      70         710
2001........................................................      --         362
2002........................................................      --         167
                                                              ------      ------
Total future minimum lease payments.........................   1,065      $5,752
                                                                          ======
Less amounts representing interest..........................      65
                                                              ------
Present value of net minimum lease payments.................  $1,000
                                                              ======


6. INTANGIBLE ASSETS


                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1997            1996
                                                             ------------    ------------
                                                                    (IN THOUSANDS)
Goodwill...................................................    $ 44,598        $19,093
Noncompete agreements......................................       6,925             --
Core technology............................................       1,100             --
Customer base..............................................       1,100             --
Tradename..................................................       3,700             --
Purchased data processing software.........................       9,400             --
Acquired database costs....................................      19,000             --
Perpetual software license agreement.......................       8,000             --
Software development costs.................................       1,865          1,955
Consumer database costs....................................       3,892            494
Other deferred costs.......................................       1,662             --
                                                               --------        -------
                                                                101,242         21,542
Less accumulated amortization..............................      27,501          4,132
                                                               --------        -------
                                                               $ 73,741        $17,410
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


                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1997            1996            1995
                                                ------------    ------------    ------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) -- as reported..............    $(39,816)        $3,819         $12,001
Net income (loss) -- pro forma................    $(41,503)        $3,072         $11,779
Basic earnings (loss) per share -- as
  reported....................................    $  (0.82)        $ 0.09         $  0.29
Diluted earnings (loss) per share -- as
  reported....................................       (0.82)          0.09            0.28
Basic earnings (loss) per share -- pro
  forma.......................................    $  (0.86)        $ 0.07         $  0.29
Diluted earnings (loss) per share -- pro
  forma.......................................    $  (0.86)        $ 0.07         $  0.28

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
                                                              ========    =======



     In conjunction with the transfer of ABC in 1995, approximately $6.8 million of assets, less liabilities of $1.0 million, were exchanged for a $3.0 million note receivable. As a result, the Company recognized an impairment of $1.8 million net of tax benefits, which is included in loss on discontinued operations.


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


     On October 3, 1997, the Company adopted a stockholder rights plan with respect to its Class A Common Stock and adopted certain changes to the plan it had adopted on July 21, 1997 with respect to its Class B Common Stock, under which the Board declared a dividend distribution of one Preferred Stock purchase right to holders of each share of Class A Common Stock and Class B Common Stock. The rights are not exercisable until ten days after a person or group announces the acquisition of 15% or more of the Company's voting stock or announces a tender offer for 15% or more of the Company's outstanding common stock. Each right entitles the holder to purchase common stock at one half the stock's market value. The rights are redeemable at the Company's option for $0.001 per Right at any time on or prior to public announcement that a person has acquired 15% or more of the Company's voting stock. The rights are automatically attached to and trade with each share of Common Stock.



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


     On March 17, 1998, the Company filed suit in Delaware court to enjoin a merger agreement whereby Great Universal Stores, PLC ("GUS") would acquire Metromail Corporation ("Metromail") for $31.50 per share. On March 20, 1998, GUS filed a counterclaim against the Company alleging, among other things, that ABI tortiously interfered with the Merger Agreement and Parent's prospective business relations with Metromail. The Counterclaim also alleges that the Company breached a confidentiality agreement entered into by the Company with Metromail's financial advisor and of which GUS is a third party beneficiary. As relief, the GUS claim seeks, among other things, injunctive relief and actual, punitive and other damages in an amount to be determined at trial, estimated by GUS to exceed $500 million, plus fees and expenses. On March 27, 1998, the Delaware Chancery Court denied the Company's motion for a preliminary injunction to block the GUS Merger Agreement. The Company does not believe that the GUS counterclaim has merit and will vigorously defend the suit, however there can be no assurance that this matter will be resolved without a material adverse affect on the Company's financial condition. On March 30, 1998, the Metromail Board of Directors accepted a proposal to be acquired by GUS for $34.50 per share.

                                 EXHIBIT INDEX



      EXHIBIT NUMBER                                  DESCRIPTION
      --------------                                  -----------
           2.1           -- Asset Purchase Agreement between the Company and Digital
                            Directory Assistance, Inc. is incorporated herein by
                            reference to exhibits filed with the Company's current
                            report on Form 8-K dated September 10, 1996.
           2.2           -- Agreement and Plan of Reorganization between the Company and the Shareholders of County Data Corporation is
                            incorporated herein by reference to exhibits filed with
                            Company's Annual Report on Form 10-K for the Fiscal Year
                            Ended December 31, 1996.
           2.3           -- Agreement and Plan of Reorganization between the Company and the Shareholders of 3319971 Canada Inc. is
                            incorporated herein by reference to exhibits filed with
                            Company's Annual Report on Form 10-K for the Fiscal Year
                            Ended December 31, 1996.
           2.4           -- Agreement and Plan of Reorganization between the Company and the shareholders of Marketing Data Systems, Inc. is
                            incorporated herein by reference to the exhibits filed
                            with the Company's Registration Statement on Form S-3
                            (File No. 333-36669) filed on October 23, 1997.
           2.5           -- Agreement and Plan of Reorganization between the Company and the Shareholders of DBA Holdings, Inc. is
                            incorporated herein by reference to exhibits filed with
                            the Company's Current Report on Form 8-K dated February
                            28, 1997.
           2.6           -- Agreement and Plan of Reorganization between the Company and the Shareholders of Pro CD, Inc. is incorporated
                            herein by reference to exhibits filed with the Company's
                            Current Report on Form 8-K dated September 8, 1997.
           2.7           -- Stock Purchase Agreement between the Company and the
                            shareholders of Walter Karl, Inc. is incorporated herein
                            by reference to the Company's Current Report on Form 8-K
                            dated February 24, 1998.
           3.1*          -- Certificate of Incorporation, as amended through October
                            3, 1997.
           3.2           -- Bylaws are incorporated herein by reference to the
                            Company's Registration Statement on Form S-1 (File No.
                            33-42887), which became effective February 18, 1992.
           3.3           -- Amended and Restated Certificate of Designations of
                            Participating Preferred Stock, filed in Delaware on
                            October 3, 1997, is incorporated herein by reference to
                            the Company's Registration Statement on From 8-A, (File
                            No. 97-690893), filed on October 6, 1997.
           4.1           -- Rights Plan for Class A Common is incorporated herein by reference to the Company's Registration Statement on Form
                            8-A, (File No. 97-690893), filed on October 6, 1997.
           4.2           -- Rights Plan for Class B Common is incorporated herein by reference to the Company's Registration Statement on Form
                            8-A, (File No. 97-690896), filed on August 6, 1997 and
                            amended on October 6, 1997.
           4.3           -- Specimen of Class A Common Stock Certificate is
                            incorporated herein by reference to the exhibits filed
                            with the company's Registration Statement on Form S-3
                            (File No. 333-36669) filed on October 23, 1997.
           4.4*          -- Specimen Class B Common Stock Certificate, filed
                            herewith.
           4.5           -- Amended and Restated Credit Agreement between the Company and First Union National Bank is incorporated herein by
                            reference to the exhibits filed with the Company's
                            Current Report on Form 8-K dated September 8, 1997.
           4.6           -- Reference is made to Exhibits 3.1, 3.2, and 3.3 hereof.
          10.1           -- Form of Indemnification Agreement with Officers and
                            Directors is incorporated herein by reference to the
                            exhibits filed with the Company's Registration Statement
                            on Form S-1 (File No. 33-51352), filed August 28, 1992.
          10.2           -- Employment Agreement between the Company and Scott Dahnke is incorporated herein by reference to the exhibits filed
                            with the Company's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1997.
          10.3           -- Employment Agreement between the Company and Gregory Back is incorporated herein by reference to the exhibits filed
                            with the Company's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1997.
          10.5           -- Reference is made to Exhibits 2.1, 2.2, 2.3, 2.4, 2.5,
                            2.6, 2.7 and 4.5 hereof.
          21.1*          -- Subsidiaries and State of Incorporation, filed herewith.
          23.1           -- Consent of Independent Accountants, filed herewith.
          24.1*          -- Power of Attorney (included on signature page)
          27.1*          -- Financial Data Schedule, filed herewith.



     * Previously filed.