Form 10-Q
period 1998-03-31
AMERICAN BUSINESS INFORMATION INC /DE
filed 1998-05-15
CIK 879437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934

For the quarterly period ended March 31, 1998 or

          Transition report pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number     0-19598
                       ------------------

                       AMERICAN BUSINESS INFORMATION, INC.
--------------------------------------------------------------------------------
               (exact name of registrant specified in its charter)

              DELAWARE                                  47-0751545
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)

5711 SOUTH 86TH CIRCLE, OMAHA, NEBRASKA                   68127
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code         (402) 593-4500
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

            24,663,661 shares of Class A Common Stock and 24,663,661
                shares of Class B Common Stock at April 23, 1998

                       AMERICAN BUSINESS INFORMATION, INC.

                                      INDEX


                                                                                         PAGE NO.
                                                                                         --------
PART I -  FINANCIAL INFORMATION                                                             2

          Consolidated Balance Sheets as of  March 31, 1998 and
          December 31, 1997                                                                 3

          Consolidated Statements of Operations for the three months
          ended March 31, 1998 and 1997                                                     4

          Consolidated Statements of Cash Flows for the three months ended
          March 31, 1998 and 1997                                                           5

          Notes to Consolidated Financial Statements                                      6 - 7

          Management's Discussion and Analysis of  Results of Operations                  8 - 16

PART II - Other Information

          Item 1. Legal Proceedings                                                        18

          Item 6. Exhibits and Reports on Form 8-K                                         18

          Signatures                                                                       19

          Index to Exhibits

                      AMERICAN BUSINESS INFORMATION, INC.

                                   Form 10-Q

                                For the Quarter
                              Ended March 31, 1998

                                     Part 1

                     FINANCIAL INFORMATION AND MANAGEMENT'S
                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS
                                                                             MARCH 31,       DECEMBER 31,
                                                                               1998              1997
                                                                           ------------      ------------
Current assets:
  Cash and cash equivalents ..........................................     $     14,499      $     10,653
  Marketable securities ..............................................           40,803            24,045
  Trade accounts receivable, net of allowances of $7,678 and
     $6,013, respectively ............................................           55,544            49,409
  Income taxes receivable ............................................               --               345
  Prepaid expenses ...................................................            4,345             3,475
  Deferred marketing costs ...........................................            4,027             3,417
                                                                           ------------      ------------
          Total current assets .......................................          119,218            91,344
                                                                           ------------      ------------
Property and equipment, net ..........................................           29,238            25,117
Intangible assets, net of accumulated amortization ...................           96,178            73,741
Deferred income taxes ................................................               --             1,410
Other assets .........................................................            3,494             3,299
                                                                           ------------      ------------
                                                                           $    248,128      $    194,911
                                                                           ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ..................................     $        902      $        716
  Payable to shareholders ............................................               --             1,871
  Accounts payable ...................................................           19,905             9,426
  Accrued payroll expenses ...........................................            6,287             4,910
  Accrued expenses ...................................................           12,850             5,406
  Income taxes payable ...............................................            1,521                --
  Deferred revenue ...................................................            4,511             4,238
  Deferred income taxes ..............................................            7,163             4,770
                                                                           ------------      ------------
          Total current liabilities ..................................           53,139            31,337
                                                                           ------------      ------------
Long-term debt, net of current portion ...............................          100,338            81,284
Deferred income taxes ................................................            5,691                --
Other liabilities ....................................................            2,232             2,054
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000 shares;
     none issued or outstanding ......................................               --                --
Class A common stock, $.0025 par value. Authorized 220,000,000 shares; 24,663,661 shares issued and outstanding at
    March 31, 1998 and 24,460,332 shares issued and
    outstanding at December 31, 1997 .................................               62                61
Class B common stock, $.0025 par value. Authorized 75,000,000 shares; 24,828,661 shares issued and 24,663,661 shares
   outstanding at March 31, 1998 and 22,625,332 shares issued
   and 24,460,332 shares outstanding at December 31, 1997 ............               62                62
  Paid-in capital ....................................................           72,052            69,055
  Retained earnings ..................................................            6,686            13,126
  Treasury stock, at cost, 165,000 shares of Class B common stock
     held at March 31, 1998 and December 31, 1997 ....................           (2,281)           (2,281)
  Unrealized holding gain (loss), net of tax .........................           10,147               213
                                                                           ------------      ------------
          Total stockholders' equity .................................           86,728            80,236
                                                                           ------------      ------------
                                                                           $    248,128      $    194,911
                                                                           ============      ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      FOR THE QUARTERS ENDED
                                                   ----------------------------
                                                    MARCH 31,        MARCH 31,
                                                      1998             1997
                                                   -----------      -----------
Net sales ....................................     $    55,380      $    41,948
Costs and expenses:
  Database and production costs ..............          15,405           11,415
  Selling, general and administrative ........          23,394           17,986
  Depreciation and amortization ..............           6,828            6,356
  Acquisition-related and restructuring
    charges ..................................          13,852           51,798
                                                   -----------      -----------
                                                        59,479           87,555
                                                   -----------      -----------
Operating loss ...............................          (4,099)         (45,607)
Other income (expense):
  Investment income ..........................             996              550
  Interest expense ...........................          (1,279)            (508)
                                                   -----------      -----------
Loss before income taxes .....................          (4,382)         (45,565)
Income taxes .................................           2,058            1,631
                                                   -----------      -----------
Net loss .....................................     $    (6,440)     $   (47,196)
                                                   ===========      ===========



BASIC EARNINGS PER SHARE:

  Net loss ...................................     $     (0.13)     $     (1.02)
                                                   ===========      ===========
  Weighted average shares outstanding ........          49,395           46,412
                                                   ===========      ===========

DILUTED EARNINGS PER SHARE:

  Net loss ...................................     $     (0.13)     $     (1.02)
                                                   ===========      ===========
  Weighted average shares outstanding ........          49,395           46,412
                                                   ===========      ===========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     FOR THE QUARTERS ENDED
                                                                 ------------------------------
                                                                   MARCH 31,         MARCH 31,
                                                                     1998              1997
                                                                 ------------      ------------
Cash flows from operating activities:
  Net loss .................................................     $     (6,440)     $    (47,196)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization .........................            6,828             5,728
     Deferred income taxes .................................           (2,096)            1,963
     Net realized (gains) losses on sale of
       marketable securities investments ...................             (985)               --
     Acquisition-related  and restructuring
       charges .............................................           13,852            51,798
     Changes in assets and liabilities, net of
       effect of acquisitions:
       Trade accounts receivable ...........................              796            (1,943)
       Prepaid expenses ....................................              (57)             (670)
       Deferred marketing costs ............................             (610)              246
       Accounts payable ....................................             (399)              244
       Income taxes receivable and payable .................            2,267            (1,358)
       Accrued expenses ....................................            4,133             2,598
                                                                 ------------      ------------
          Net cash provided by operating
            activities .....................................            9,023            11,410
Cash flows from investing activities:
  Proceeds from sales of marketable securities .............            1,166            15,404
  Purchases of marketable securities .......................             (786)           (9,593)
  Purchases of other investments ...........................               --            (2,000)
  Purchases of property and equipment ......................           (2,966)           (2,924)
  Acquisitions of businesses ...............................          (18,368)          (64,264)
  Consumer database costs ..................................             (698)               --
  Software development costs ...............................           (1,084)             (885)
                                                                 ------------      ------------
          Net cash used in investing activities ............          (22,736)          (64,262)
Cash flows from financing activities:
  Repayment of long-term debt ..............................           (2,167)             (343)
  Proceeds from long-term debt .............................           19,000            62,000
  Payment of note payable to shareholders ..................               --            (7,925)
  Proceeds from exercise of stock options ..................              726               307
                                                                 ------------      ------------
          Net cash provided by (used in) financing
            activities .....................................           17,559            54,039
Net increase (decrease) in cash and cash
  equivalents ..............................................            3,846             1,187
Cash and cash equivalents, beginning .......................           10,653             7,497
                                                                 ------------      ------------
Cash and cash equivalents, ending ..........................     $     14,499      $      8,684
                                                                 ============      ============
Supplemental cash flow information:
  Interest paid ............................................     $      1,426      $        317
                                                                 ============      ============
  Income taxes paid ........................................     $      1,794      $        157
                                                                 ============      ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

The accompanying unaudited financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments and other adjustments as described in Note 2, necessary to fairly present the financial information included therein.

The Company suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K, as amended filed with the Securities and Exchange Commission. Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.

2.  ACQUISITIONS AND ACQUISITION-RELATED AND RESTRUCTURING CHARGES

Effective March 1998, the Company acquired certain assets and assumed certain liabilities of Walter Karl, Inc. (Walter Karl), a national direct marketing service firm that provides list management, list brokerage, database marketing and direct marketing services to a wide array of customers. Total consideration for the acquisition was approximately $18.4 million in cash, funded using a revolving credit facility (See Note 3). The acquisition has been accounted for under the purchase method of accounting. As part of the acquisition, the Company performed an evaluation analysis and recorded acquisition-related charges of $9.2 million for the write-off of purchased in-process research and development costs which related to projects that had not met technological feasibility. Intangibles and goodwill recorded as part of the purchase included goodwill of $13.0 million (to be amortized over 15 years), core technology of $7.0 million (to be amortized over 8 years), tradenames and customer base of $6.4 million (to be amortized over 15 years), and $0.8 million of other intangibles (to be amortized over 15 years).

In addition to the write-off of purchased in-process research and development costs of $9.2 million previously described, included in acquisition-related and restructuring charges in the accompanying consolidated statement of operations during the first quarter of 1998 are: $2.6 million of costs associated with the Company's bid to acquire Metromail Corporation, $0.7 million associated with the Company's offering to sell Class A Common Stock which was not completed, and $1.4 million for restructuring costs related to the Company's compilation and sales activities for new businesses. The $1.4 million of restructuring costs is comprised of $0.6 million for severance pay, $0.3 million for lease termination costs, and $0.5 million for the abandonment of certain assets. The restructuring, including recording the payments and writedowns described, is anticipated to be completed by December 31, 1998.

    Not included in the first quarter's results is the unrealized gain on the Company's investment in Metromail Corporation's common stock, estimated to be approximately $17 million. It is anticipated that this gain will be realized during the second quarter of 1998 upon the completion of the tender offer for Metromail Corporation by Great Universal Stores P.L.C.

3.  REVOLVING CREDIT AGREEMENT

The Company maintains an unsecured $100 million Credit Facility with First Union National Bank of North Carolina ("FUNB"). At March 31, 1998, total borrowings under this facility were $97.0 million. Interest expense on the facility, which is currently based on LIBOR plus 0.50% based on the Company's funded debt ratio, was approximately $1.2 million for the three months ended March 31, 1998. As a result of the acquisition of Walter Karl in March 1998, the Company would have violated the minimum tangible net worth debt covenant restriction of the Credit Facility. Concurrent with the acquisition, the Company entered into a waiver agreement with FUNB and the syndicate lenders waiving, for an interim period of time, the minimum tangible net worth restriction thereby permitting the acquisition of Walter Karl.

4.  EARNINGS PER SHARE INFORMATION


    The following data show the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Options on 1.3 million and 0.9 million shares of common stock were not included in computing diluted earnings per share for the first quarter of 1998 and 1997, respectively, because their effects were antidilutive.


                                                       FOR THE QUARTERS ENDED
                                                     ---------------------------
                                                       MARCH 31,      MARCH 31,
                                                         1998           1997
                                                     ------------   ------------
                                                           (IN THOUSANDS)
Weighted average number of shares outstanding
  used in basic EPS ..............................         49,395         46,412
Net additional common equivalent shares
outstanding after assumed exercise of stock
options ..........................................             --             --
                                                     ------------   ------------
Weighted average number of shares outstanding
used in diluted EPS ..............................         49,395         46,412
                                                     ============   ============


5.  CHANGE IN ACCOUNTING POLICIES

    In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997, which will expand disclosures made by the Company and will have no impact on consolidated financial position, results of operations or cash flows.

    In 1998, the Accounting Standards Committee issued Statement of Accounting Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on when costs incurred for internal-use computer software are and are not capitalized, and on the accounting for such software that is marketed. The Company plans to adopt the provisions of this SOP in 1998 and the adoption is not expected to have an impact on consolidated financial position, results of operations or cash flows.

    In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The following is a reconciliation of net loss per the accompanying consolidated statements of operations to comprehensive income (loss) for the periods indicated:


                                                      FOR THE QUARTERS ENDED
                                                   ----------------------------
                                                     MARCH 31,       MARCH 31,
                                                       1998            1997
                                                   ------------    ------------
                                                         (IN THOUSANDS)
Net loss .......................................   $     (6,440)   $    (47,196)
Other comprehensive income (loss):
Unrealized gain (loss) from investments:
   Unrealized holding gains (losses) arising
     during the period, net of income taxes of
     $6,069 and $189, respectively .............          9,902            (309)
   Reclassification adjustment for net (gains)
     losses included in net income, net of
     income taxes of $18 and $0, respectively ..             32              --
                                                   ------------    ------------
   Net unrealized gain from investments ........          9,934            (309)
                                                   ------------    ------------
   Other comprehensive income ..................          9,934            (309)
                                                   ------------    ------------
Comprehensive income (loss) ....................   $      3,494    $    (47,505)
                                                   ============    ============

6.  CONTINGENCIES

    The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company's financial position, results of operations, or cash flows. See also Part II, Item 1.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

The Company is a leading provider of business and consumer marketing information and data processing services. The Company's products and services help its clients generate new customers more effectively at lower cost. The Company's key assets include a proprietary database of over 11 million businesses and a consumer database of over 113 million households and 180 million individuals in the United States and Canada, which the Company believes are among the most comprehensive and accurate available. The Company leverages these key assets by selling a broad range of marketing information products and data processing services through targeted distribution channels primarily to small and medium size businesses and also to consumers and large corporations.

This discussion and analysis contains forward-looking statements, including without limitations statements in the discussion of net sales, database and production costs and liquidity and capital resources, within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by those sections. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Operating Results" below. The Company assumes no obligation to update the forward-looking statement or such factors.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the Company's consolidated statement of operations data expressed as a percentage of net sales, and selected other financial data expressed as designated within the table:


                                                                             FOR THE QUARTERS ENDED
                                                                           ---------------------------
                                                                                    MARCH 31,
CONSOLIDATED STATEMENT OF OPERATIONS DATA:                                 ---------------------------
                                                                              1998             1997
                                                                           ----------       ----------
Net sales ............................................................            100%             100%
Costs and expenses:
  Database and production costs ......................................             28               27
  Selling, general and administrative ................................             42               43
  Depreciation and amortization ......................................             12               15
  Acquisition-related and restructuring charges ......................             25              124
                                                                           ----------       ----------
     Total costs and expenses ........................................            107              209
                                                                           ----------       ----------
Operating loss .......................................................             (7)            (109)
Other income (expense), net ..........................................             (1)              --
                                                                           ----------       ----------
Loss before income taxes .............................................             (8)            (109)
Income taxes .........................................................              4                4
                                                                           ----------       ----------
Net income (loss) ....................................................            (12)%           (113)%
                                                                           ==========       ==========

OTHER DATA:

     SALES BY PRODUCT GROUP AS A PERCENTAGE OF  NET SALES:

       Sales Lead Generation Products ................................             64%              76%
       Data Processing Services ......................................             23               12
       Consumer CD-ROM Products ......................................             13               12
                                                                           ----------       ----------
       Total .........................................................            100%             100%
                                                                           ==========       ==========

Earnings before, interest, taxes, depreciation and amortization
("EBITDA"), as adjusted (1) ..........................................     $   16,581       $   12,547
                                                                           ==========       ==========


(1) "EBITDA, as adjusted" is defined as operating income (loss) adjusted to exclude depreciation, amortization of intangible assets, net interest expense, income taxes and acquisition-related and restructuring charges. EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service debt. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

    Net Sales. Net sales for the quarter ended March 31, 1998 were $55.4 million, a 32% increase from $42.0 million for the same period in 1997. Net sales of sales lead generation products for the first quarter of 1998 were $35.7 million, an 11% increase from $32.1 million in the first quarter of 1997. Net sales of data processing services for the first quarter of 1998 were $12.6 million, a 152% increase from $5.0 million for the same period in 1997. Net sales of consumer CD-ROM products for the first quarter of 1998 were $7.1 million, a 45% increase from $4.9 million for the same period in 1997.

    Factors contributing to the increase in net sales include: the increase in the number of sales representatives from 871 as of March 31, 1997 to 1,069 as of March 31, 1998; the enhancement of existing and development of new sales lead generation and consumer CD-ROM products; the increase in the number of mailing pieces mailed from 6.1 million during the first quarter of 1997 to 8.9 million during the same period of 1998; the increase in the amount of direct mail advertising costs from $2.9 million during the first quarter of 1997 to $3.8 million during the same period of 1998; the acquisitions of Pro CD, Inc. in August 1997 and Walter Karl, Inc. in March 1998, and the acquisition of the Database America Companies ("DBA") in February 1997, in which the Company recorded the results of operations for DBA (which includes the majority of the Company's data processing services) for only two months during the first quarter of 1997.

    Database and Production Costs. Database and production costs for the first quarter of 1998 were $15.4 million, a 35% increase from $11.4 million for the first quarter of 1997. These costs constituted 28% of net sales for the period ended March 31, 1998 and 27% of net sales for the same period in 1997. Since the first quarter of 1997, database and production costs have increased as a percentage of sales as a result of higher costs associated with data processing services and CD-ROM production. To the extent that data processing services and CD-ROM sales constitute a greater percentage of net sales, the Company expects database and production costs to increase as a percentage of sales in the future.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 1998 were $23.4 million, a 30% increase from $18.0 million for the first quarter of 1997. These expenses constituted 42% of net sales in the period ended March 31, 1998 and 43% of net sales in the same period in 1997. Since the first quarter of 1997, selling, general and administrative expenses as a percentage of net sales has decreased due to the overall increase in the sales of data processing services and CD-ROM products, which bear a slightly lower selling, general and administrative cost margin than the same margin associated with the net sales of sales lead generation products. This decrease was partially offset by the increase in selling and marketing activities.

    Depreciation and Amortization Expenses. Depreciation and amortization expenses for the first quarter of 1998 were $6.8 million, as compared to $6.4 million for the same period of 1997. These expenses constituted 12% of net sales in 1998, and 15% of net sales in 1997. Amortization on acquired database costs and purchased data processing software associated with the acquisition of the Database America Companies in February 1997 totaled $2.8 million for the period ended March 31, 1998, and $3.9 million for the period ended March 31, 1997. The decrease in amortization on acquired database costs and purchased data processing software of $1.1 million was more than offset by additional depreciation on property and equipment additions and amortization of intangibles for the acquisitions of Pro CD, Inc. in August 1997 and Walter Karl, Inc. in March 1998.

    Acquisition-Related and Restructuring Charges. As part of the acquisition of Walter Karl, Inc. in March 1998, the Company recorded a charge of $9.2 million during the first quarter of 1998 for the write-off acquired in-process research and development costs. Also included in acquisition-related and restructuring charges for the first quarter of 1998 are $2.6 million of costs associated with the Company's bid to acquire Metromail Corporation, $0.7 million associated with the Company's offering to sell Class A Common Stock which was not completed, and $1.4 million for restructuring costs related to the Company's compilation and sales activities for new businesses. These acquisition-related and restructuring charges totaled $13.9 million, and represented 25% of net sales during the first quarter of 1998. As part of the acquisition of the Database America Companies in February 1997, the Company recorded charges totaling $51.8 million, or 124% of net sales, during the first quarter of 1997 for the write-off of acquired in-process research and development costs as well as other related integration and organizational restructuring costs.

    Operating Income (Loss). As a result of the factors previously described, the Company had an operating loss of $(4.1) million, or (7)% of net sales in 1998, as compared to operating loss of $(45.6) million, or (109)% of net sales in 1997. Excluding the effect of the amortization on acquired database costs and purchased data processing software and acquisition-related and restructuring charges previously described, the Company would have had operating income of $12.5 million, or 23% of net sales, in 1998, and operating income of $10.1 million, or 24% of net sales, in 1997.

    Other Income (Expense), Net. Other income (expense), net for 1998 was $(0.3) million, as compared to $0.04 million in 1997. This decrease was primarily attributable to interest expense incurred on the Company's unsecured revolving line of credit, of which $97.0 million was outstanding at March 31, 1998. The Company had $60.0 million in outstanding borrowings under the same credit facility at March 31, 1997.

    Income Taxes. A provision for income taxes of $2.1 million and $1.6 million was recorded for the first quarter of 1998 and 1997, respectively. Acquisition-related charges of $9.2 million and $49.2 million were included in taxable income during the first quarter of 1998 and 1997, respectively. The provision for these periods also reflects the inclusion of amortization on certain intangibles in taxable income not deductible for tax purposes.

    Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), As Adjusted. Excluding the effect of the acquisition-related and restructuring charges previously described, the Company would have had an EBITDA of $16.6 million, or 30% of net sales during the first quarter of 1998, and an EBITDA of $12.5 million, or 30% of net sales during the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $14.5 million and marketable securities with a fair market value of $40.8 million, which includes an unrealized gain of approximately $16.5 million on the Company's investment in Metromail Corporation's common stock. As of March 31, 1998, $97.0 million of the Company's $100.0 million revolving credit facility had been drawn upon, and the Company had working capital of $66.1 million.

    Net cash provided by operating activities during the first quarter of 1998 totaled $9.0 million. The Company spent approximately $3.0 million related to property additions during the same period. The Company is building a new facility for the consumer and business database compilation division in Papillion, Nebraska, with an estimated cost of $8.0 million, which is anticipated to be completed in mid-1998. The Company is also building a new sales center and data processing services facility in Montebello, New York, with an estimated cost of $12.0 million, which is presently anticipated to be completed during 1999.

    The Company paid approximately $18.4 million in cash during the first quarter of 1998 in connection with the acquisition of Walter Karl, Inc.

    Not included in the first quarter's results is the unrealized gain on the Company's investment in Metromail Corporation's common stock, estimated to be approximately $16.5 million. It is anticipated that this gain will be realized during the second quarter of 1998 upon the completion of the acquisition of Metromail Corporation by Great Universal Stores P.L.C.

    The Company believes that its existing sources of liquidity and cash generated from operations, assuming no major acquisitions, will satisfy the Company's projected working capital and other cash requirements for at least the next 12 months. To the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Any such future growth and any acquisitions of other technologies, products or companies may require the Company to obtain additional equity or debt financing, which may not be available or may be dilutive.

FACTORS THAT MAY AFFECT OPERATING RESULTS

INTEGRATION OF RECENT AND FUTURE ACQUISITIONS

         Since mid-1996, the Company has completed seven acquisitions, including the August 1996 acquisition of Digital Directory Assistance, the November 1996 merger with County Data Corporation and acquisition of Marketing Data Systems, the December 1996 acquisition of BJ Hunter, the February 1997 merger with Database America ("DBA"), the August 1997 acquisition of Pro CD, and the March 1998 acquisition of Walter Karl. The Company also made a number of other acquisitions in prior periods. The Company recently attempted to acquire Metromail Corporation for approximately $850 million, including assumption of debt, and may in the future evaluate other acquisitions of this magnitude. The Company's strategy includes continued growth through acquisitions of complementary products, technologies or businesses, which, if implemented, may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of operations, databases, products and personnel, difficulty in applying the Company's internal controls to acquired businesses and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent that efforts to integrate recent or future acquisitions fail, there could be a material adverse effect on the Company's business, financial condition and results of operations. While the Company has not made any binding commitments with respect to any particular future acquisitions, the Company frequently evaluates the strategic opportunities available to it and intends to aggressively pursue opportunities that it believes fit its business strategy.

RECENT ADDITIONS TO SENIOR MANAGEMENT

         The Company has experienced rapid growth, particularly as a result of its recent acquisitions, and believes that the hiring and retention of senior management will be essential to the Company's ability to manage growth successfully. In 1996 and 1997, the lack of senior management resources resulted in a few key individuals taking on multiple roles and responsibilities in the Company, which in turn placed a significant strain on the Company's senior management. While the Company has filled many key management positions since the beginning of 1997, there can be no assurance that the Company will be successful in attracting and retaining senior management personnel in the future.

         The Company hired Scott Dahnke as its Chief Executive Officer in October 1997, Steven Purcell as its Chief Financial Officer in April 1997, Gregory Back as its Executive Vice President of Corporate Planning and Business Development, Joseph Szczepaniak as the President of the Company's Consumer CD-ROM division and Kevin Hall as Senior Vice President of Special Projects in October 1997 and Rick Puckett as its Corporate Controller in September 1997. Messrs. Purcell, Szczepaniak and Puckett had no prior experience with the Company. Messrs. Dahnke, Back and Hall had served as consultants to the Company since May 1997, but did not have experience with the day-to-day management of the Company. This new management team has limited experience working together or working with the Company's other senior management and personnel. Failure of the new management team to manage growth, work together or work effectively with the Company's other senior management could result in disruptions in operations or the departure of key personnel, which in turn could have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company's founder and chairman of the Board, Vinod Gupta, expects to remain an active chairman of the Board; however, Mr. Gupta may be offered an appointed position with the Federal Government. If such an appointment is offered to and accepted by Mr. Gupta, Mr. Gupta will be required to resign as an employee and director of the Company but he will not be required to divest himself of his shares in the Company.

FLUCTUATIONS IN OPERATING RESULTS

         The Company believes that future operating results will be subject to quarterly and annual fluctuations, and that long term growth will depend upon the Company's ability to expand its present business and complete strategic acquisitions. The Company's net sales on a quarterly basis can be affected by typically seasonal characteristics and certain other factors. For example, the Company experiences higher revenue from its sales leads products in the fall of each year due to increases in direct marketing by the Company's clients in the fourth quarter of each year. In addition, the Company typically experiences increases in revenue in the two months following introduction of new editions of its consumer CD-ROM products. Revenue from sales lead generation products is generally lower in the summer due to decreased direct marketing activity of the Company's customers during that time. The Company's operating expenses are determined in part based on the Company's expectations of future revenue growth and are substantially fixed. As a result, unexpected changes in revenue levels will have a disproportionate effect on operating performance in any given period. Long term growth will be materially adversely affected if the Company fails to broaden its existing product and service offerings, increase sales of products and services, or expand into new markets, or fails to complete acquisitions or successfully integrate acquired operations into its existing operations. To the extent there are fluctuations in operating results or the Company fails to achieve long-term internal growth or growth through acquisitions, there could be a material adverse affect on the Company's business, financial condition or results of operations.

RISK OF PRODUCT RETURNS

         The Company has agreements that allow retailers certain rights to return the Company's consumer CD-ROM products. Accordingly, the Company is exposed to the risk of product returns from retailers and distributors, particularly in the case of products sold shortly before introduction of the next year's edition of the same product. Consumers may also seek to return consumer CD-ROM products, although historically returns from consumers have been low. At the time of product sales, the Company establishes reserves based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, seasonal variations in product returns, distributor and retailer inventories of the Company's products and other factors. Actual product returns could differ from estimates, and product returns that exceed the Company's reserves could adversely affect the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH CHANGES IN TECHNOLOGY

         Advances in information technology may result in changing customer preferences for products and product delivery formats in the business and consumer marketing information industry. The Company believes it is presently the leading provider of marketing information on CD-ROM. However, the Company believes that if customers increasingly look to the Internet, digital video disk ("DVD") or other new technology for information resources, the market for business and consumer information on CD-ROM may contract and prices for CD-ROM products may have to decrease or CD-ROM products may become obsolete. The Company plans to offer and sell its products and services increasingly over the Internet and to introduce products on DVD. Failure of the Company to successfully sell its products over the Internet or on DVD or to successfully introduce products that take advantage of other technological changes may thus have a material adverse effect on the Company's business, results of operations and financial condition.

COMPETITION

         The business and consumer marketing information industry is highly competitive. Many of the Company's principal or potential future competitors are much larger than the Company and have much larger capital bases from which to develop and compete with the Company. The Company faces increasing competition in consumer sales lead generation products and data processing services from Great Universal Stores, P.L.C. ("GUS") as a result of GUS' recent acquisitions of Experian, Direct Marketing Technologies and Metromail. In business sales lead generation products, the Company faces competition from Dun's Marketing Services ("DMS"), a division of Dun & Bradstreet. DMS, which relies upon information compiled from Dun & Bradstreet's credit database, tends to focus on marketing to large companies. In business directory publishing, the Company competes primarily with Regional Bell Operating Companies, Donnelley Marketing and many smaller, regional directory publishers. In consumer sales lead generation products, the Company competes with Metromail, Donnelley Marketing, R.L. Polk, Trans Union Experian and Equifax, both directly and through reseller networks. In data processing services, the Company competes with Acxiom, May & Speh, Direct Marketing Technologies and Harte-Hanks Data Technologies. In consumer products, the Company competes with certain smaller producers of CD-ROM products. In addition, the rapid expansion of the Internet creates a substantial new channel for distributing business information to the market, and a new avenue for future entrants to the business and consumer marketing information industry. There is no guarantee that the Company will be successful in this new market.

LOSS OF DATA CENTERS

         The Company's business depends on computer systems contained in the Company's data centers located in Omaha, Nebraska, Carter Lake, Iowa and Montvale, New Jersey. A fire or other disaster affecting any of the Company's data centers could disable the Company's computer systems. The Company recently experienced a fire at its facility in Carter Lake, Iowa, although damage was not extensive. Any significant future damage to any of the data centers could have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED PROTECTION OF INTELLECTUAL PROPERTY RIGHTS

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

DIRECT MARKETING REGULATION AND DEPENDENCE UPON MAIL CARRIERS

         The Company and many of its customers engage in direct marketing. Certain data and services provided by the Company are subject to regulation by federal, state and local authorities. In addition, growing concerns about individual privacy and the collection, distribution and use of information about individuals have led to self-regulation of such practices by the direct marketing industry through guidelines suggested by the Direct Marketing Association and to increased federal and state regulation. Compliance with existing federal, state and local laws and regulations and industry self-regulation has not to date had a material adverse effect on the Company's business, financial condition or results of operations. Nonetheless, federal, state and local laws and regulations designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may increasingly affect the operations of the Company, which could result in substantial regulatory compliance or litigation expense or a loss of revenue. Certain proposed federal legislation could also create proprietary rights in certain "white pages" information that is presently in the public domain, which could in turn increase the cost to the Company of acquiring data or disrupt its ability to do so. The direct mail industry depends and will continue to depend upon the services of the United States Postal Service and other private mail carriers. Any modification by the United States Postal Service of its rate structure, any increase in public or private postal rates generally or any disruption in the availability of public or private postal services could have a negative impact on the demand for business information, direct mail activities and the cost of the Company's direct mail activities.

FINANCIAL AND ACCOUNTING ISSUES RELATED TO ACQUISITIONS

         In connection with the acquisitions completed since mid-1996, the Company issued approximately 3.7 million shares of Class A Common Stock and 3.7 million shares of Class B Common Stock, and paid approximately $145.5 million in cash. The issuance of stock in these or future transactions may be dilutive to existing stockholders to the extent that earnings of the acquired companies do not offset the additional number of shares outstanding. In connection with the acquisitions of DBA, Pro CD and Walter Karl, the Company incurred approximately $97.0 million in debt. In connection with future acquisitions, the Company may incur substantial amounts of debt. Servicing such debt may result in decreases in earnings per share, and the inability on the part of the Company to service such debt would result in a material adverse effect on the Company's business, financial condition and results of operations. Finally, the Company expects that future acquisitions will generally be required to be accounted for using the purchase method. As a result of such accounting treatment, the Company may be required to take charges to operations or to amortize goodwill in connection with future acquisitions. As a result of acquisitions completed since mid-1996, the Company was required to take significant acquisition-related charges to operations and will be required to amortize goodwill and other intangibles over periods of 1 to 15 years. The acquisition-related charges and amortization of goodwill and other intangibles have had and will continue to have an adverse effect on net income. To the extent that future acquisitions result in substantial charges to operations, incurrence of debt and amortization of goodwill and other intangibles, such acquisitions could have an adverse effect on the Company's net income, earnings per share and overall financial condition.

VOLATILITY AND UNCERTAINTIES WITH RESPECT TO STOCK PRICE

         As with other companies that have experienced rapid growth, the Company has experienced and is likely to continue to experience substantial volatility in its stock price. Factors such as announcements by either the Company or its competitors of new products or services or of changes in product or service pricing policies, quarterly fluctuations in the Company's operating results, announcements of technical innovations, announcements relating to strategic relationships or acquisitions by the Company or its competitors, changes in earnings estimates, opinions or ratings by analysts, and general market conditions or market conditions within the business and consumer marketing information industry, among other factors, may have significant impact on the Company's stock price. Should the Company fail to introduce, enhance or integrate products or services on the schedules expected, its stock price could be adversely affected. It is likely that in some future quarter the Company will fail to achieve anticipated operating results, and this failure could have a material adverse effect on the Company's stock price. In addition, the Company's Class A Common Stock and Class B Common Stock have been trading for a very short time. While the Company expects the Class A Common Stock and Class B Common Stock prices to remain roughly equal in most market conditions, the difference in rights of the two classes, coupled with the general volatility of the Company's stock price described above, could cause the Class A Common Stock and Class B Common Stock to trade at different prices. In the event of a tender offer or other unsolicited attempt to acquire the Company, shares of Class B Common Stock would likely trade at a substantial premium to shares of Class A Common Stock as a result of the disparity of voting rights. Future issuances of both Class A Common Stock and Class B Common Stock could effect the price for either or both classes of Common Stock. For the foregoing reasons, the price for the Company's Class A Common Stock may be subject to substantial fluctuation.

                       AMERICAN BUSINESS INFORMATION, INC.



                                    FORM 10-Q



                              FOR THE QUARTER ENDED

                                 MARCH 31, 1998



                                     PART II



                                OTHER INFORMATION

                       AMERICAN BUSINESS INFORMATION, INC.
                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                 MARCH 31, 1998

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27       Financial Data Schedule


         (b)      Report on Form 8-K


                  On February 24, 1998, the Company filed a Current Report on Form 8-K related to the acquisition of Walter Karl, Inc.

                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMERICAN BUSINESS INFORMATION, INC.



Date: May 15, 1998                     /S/ STEVEN PURCELL
      ----------------------           -----------------------------------------
                                       Steven Purcell, Chief Financial Officer
                                       (principal financial officer)

                                INDEX TO EXHIBITS


Exhibit No.                Description
-----------                -----------

27                         Financial Data Schedule