Form 10-Q/A
period 1998-03-31
AMERICAN BUSINESS INFORMATION INC /DE
filed 1998-06-16
CIK 879437

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

                                For the Quarter
                              Ended March 31, 1998

                                     Part 1

                     FINANCIAL INFORMATION AND MANAGEMENT'S
                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS
                                                                             MARCH 31,       DECEMBER 31,
                                                                               1998              1997
                                                                           ------------      ------------
Current assets:
  Cash and cash equivalents ..........................................     $     14,499      $     10,653
  Marketable securities ..............................................           40,803            24,045
  Trade accounts receivable, net of allowances of $7,678 and
     $6,013, respectively ............................................           55,544            49,409
  Income taxes receivable ............................................               --               345
  Prepaid expenses ...................................................            4,345             3,475
  Deferred marketing costs ...........................................            4,027             3,417
                                                                           ------------      ------------
          Total current assets .......................................          119,218            91,344
                                                                           ------------      ------------
Property and equipment, net ..........................................           29,238            25,117
Intangible assets, net of accumulated amortization ...................           96,178            73,741
Deferred income taxes ................................................               --             1,410
Other assets .........................................................            3,494             3,299
                                                                           ------------      ------------
                                                                           $    248,128      $    194,911
                                                                           ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ..................................     $     97,902      $        716
  Payable to shareholders ............................................               --             1,871
  Accounts payable ...................................................           19,905             9,426
  Accrued payroll expenses ...........................................            6,287             4,910
  Accrued expenses ...................................................           12,850             5,406
  Income taxes payable ...............................................            1,521                --
  Deferred revenue ...................................................            4,511             4,238
  Deferred income taxes ..............................................            7,163             4,770
                                                                           ------------      ------------
          Total current liabilities ..................................          150,139            31,337
                                                                           ------------      ------------
Long-term debt, net of current portion ...............................            3,338            81,284
Deferred income taxes ................................................            5,691                --
Other liabilities ....................................................            2,232             2,054
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000 shares;
     none issued or outstanding ......................................               --                --
Class A common stock, $.0025 par value. Authorized 220,000,000 shares; 24,663,661 shares issued and outstanding at
    March 31, 1998 and 24,460,332 shares issued and
    outstanding at December 31, 1997 .................................               62                61
Class B common stock, $.0025 par value. Authorized 75,000,000 shares; 24,828,661 shares issued and 24,663,661 shares
   outstanding at March 31, 1998 and 22,625,332 shares issued
   and 24,460,332 shares outstanding at December 31, 1997 ............               62                62
  Paid-in capital ....................................................           72,052            69,055
  Retained earnings ..................................................            6,686            13,126
  Treasury stock, at cost, 165,000 shares of Class B common stock
     held at March 31, 1998 and December 31, 1997 ....................           (2,281)           (2,281)
  Unrealized holding gain (loss), net of tax .........................           10,147               213
                                                                           ------------      ------------
          Total stockholders' equity .................................           86,728            80,236
                                                                           ------------      ------------
                                                                           $    248,128      $    194,911
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


This amendment is being filed to reflect the reclassification of the entire balance of $97.0 million under the Credit Facility (see Note 3) on the accompanying consolidated balance sheets from long-term debt to a current liability. The reclassification has been made as the existing waiver (see
Note 3) is for a period of less than one year.


2.  ACQUISITIONS AND ACQUISITION-RELATED AND RESTRUCTURING CHARGES


Effective March 1998, the Company acquired certain assets and assumed certain liabilities of Walter Karl, Inc. (Walter Karl), a national direct marketing service firm that provides list management, list brokerage, database marketing and direct marketing services to a wide array of customers. Total consideration for the acquisition was approximately $18.4 million in cash, funded using a revolving credit facility (See Note 3). The acquisition has been accounted for under the purchase method of accounting. As part of the acquisition, the Company performed an evaluation analysis and recorded acquisition-related charges of $9.2 million for the write-off of purchased in-process research and development costs which related to projects that had not met technological feasibility. Intangibles and goodwill recorded as part of the purchase included goodwill of $16.3 million (to be amortized over 15 years), core technology of $3.7 million (to be amortized over 3 years), tradenames of $4.2 million (to be amortized over 15 years), customer base of $2.2 million (to be amortized over 3 years), and $0.8 million of other intangibles (to be amortized over 5 years).


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

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $14.5 million and marketable securities with a fair market value of $40.8 million, which includes an unrealized gain of approximately $16.5 million on the Company's investment in Metromail Corporation's common stock. As of March 31, 1998, $97.0 million of the Company's $100.0 million revolving credit facility had been drawn upon, and the Company had a working deficit of ($30.9) million.

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




Date: May 16, 1998                     /S/ STEVEN PURCELL
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