Form 10-Q
period 1998-06-30
INFO USA
filed 1998-08-14
CIK 879437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   X         Quarterly Report pursuant to Section 13 or 15(d) of the Securities
---------    Exchange Act of 1934

For the quarterly period ended June 30, 1998 or

---------     Transition report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

For the transition period from      ________ to ________

Commission File Number     0-19598
                          ---------

                                  INFOUSA INC.
--------------------------------------------------------------------------------
               (exact name of registrant specified in its charter)

             DELAWARE                                 47-0751545
--------------------------------         --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

5711 SOUTH 86TH CIRCLE, OMAHA, NEBRASKA                     68127
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code           (402) 593-4500
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

                  24,666,161 shares of Class A Common Stock and
           24,666,161 shares of Class B Common Stock at August 3, 1998

                                  INFOUSA INC.

                                     INDEX


                                                                                                  PAGE NO.
                                                                                                  --------
PART I - FINANCIAL INFORMATION                                                                         2

Consolidated Balance Sheets as of June 30, 1998 and
December 31, 1997                                                                                      3

Consolidated Statements of Operations for the three months and six
months ended June 30, 1998 and 1997                                                                    4

Consolidated Statements of Cash Flows for the six months ended
June 30, 1998 and 1997                                                                                 5

Notes to Consolidated Financial Statements                                                        6 - 10

Management's Discussion and Analysis of  Results of Operations                                   11 - 21

PART II - OTHER INFORMATION                                                                           22

         Item 1.  Legal Proceedings                                                                   23

         Item 2.  Changes in Securities                                                               23

         Item 4.  Submission of Matters to a Vote of Security Holders                                 24

         Item 5.  Other Information                                                                   24

         Item 6.  Exhibits and Reports on Form 8-K                                                    25

         Signature                                                                                    26

         Index to Exhibits

                                  INFOUSA INC.




                                    FORM 10-Q



                              FOR THE QUARTER ENDED

                                  JUNE 30, 1998




                                     PART I




                            FINANCIAL INFORMATION AND

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                                  INFOUSA INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                   ASSETS
                                                                                 JUNE 30,        DECEMBER 31,
                                                                                   1998              1997
                                                                              -------------     -------------
Current assets:
  Cash and cash equivalents.......................................              $  23,199         $  10,653
  Marketable securities...........................................                 10,279            24,045
  Trade accounts receivable, net of allowances of $6,967 and
    $6,013, respectively..........................................                 60,470            49,409
  Income taxes receivable.........................................                  2,197               345
  Prepaid expenses................................................                  5,847             3,475
  Deferred marketing costs........................................                  6,594             3,417
                                                                                ---------         ---------
          Total current assets....................................                108,586            91,344
                                                                                ---------         ---------
Property and equipment, net.......................................                 35,449            25,117
Intangible assets, net of accumulated amortization................                110,862            73,741
Deferred income taxes.............................................                     --             1,410
Other assets......................................................                  1,231             3,299
                                                                                ---------         ---------
                                                                                $ 256,128         $ 194,911
                                                                                =========         =========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt...............................              $     798         $     716
  Payable to shareholders.........................................                     --             1,871
  Accounts payable................................................                 16,401             9,426
  Accrued payroll expenses........................................                  3,807             4,910
  Accrued expenses................................................                  9,120             5,406
  Deferred revenue................................................                  3,816             4,238
  Deferred income taxes...........................................                  3,081             4,770
                                                                                ---------         ---------
          Total current liabilities...............................                 37,023            31,337
                                                                                ---------         ---------
Long-term debt, net of current portion............................                117,242            81,284
Deferred income taxes.............................................                  9,120                --
Other liabilities.................................................                    844             2,054
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000 shares;
    None issued or outstanding....................................                     --                --
  Class A common stock, $.0025 par value. Authorized 220,000,000 shares; 24,666,161 shares issued and outstanding at
    June 30, 1998 and 24,460,332 shares issued and
    outstanding at December 31, 1997..............................                     62                61
  Class B common stock, $.0025 par value. Authorized 75,000,000 shares; 24,831,161 shares issued and 24,666,161 shares
    outstanding at June 30, 1998 and 24,625,332 shares issued
    and 24,460,332 shares outstanding at December 31, 1997........                     62                62
  Paid-in capital.................................................                 72,096            69,055
  Retained earnings...............................................                 22,184            13,126
  Treasury stock, at cost, 165,000 shares of Class B common stock
     held at June 30, 1998 and December 31, 1997..................                 (2,281)           (2,281)
  Unrealized holding gain (loss), net of tax......................                   (224)              213
                                                                                ----------        ---------
          Total stockholders' equity..............................                 91,899            80,236
                                                                                ---------         ---------
                                                                                $ 256,128         $ 194,911
                                                                                =========         =========

         The accompanying notes are an integral part of the consolidated financial statements.

                                  INFOUSA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                       --------------------------------    ---------------------------
                                                           1998               1997             1998            1997
                                                       -------------      -------------    -------------     ---------

Net sales............................................     $ 62,076           $ 47,008         $117,456        $ 88,956
Costs and expenses:
  Database and production costs......................       16,086             13,111           31,491          24,526
  Selling, general and administrative................       27,103             20,079           50,497          38,065
  Depreciation and amortization......................        6,258              9,056           13,086          15,412
  Acquisition-related and restructuring charges......          400                 --           14,252          51,798
                                                          --------           --------         --------        --------
                                                            49,847             42,246          109,326         129,801
                                                          --------           --------         --------        --------
Operating income (loss)..............................       12,229              4,762            8,130         (40,845)
Other income (expense):
  Investment income..................................       15,098              1,008           16,094           1,558
  Interest expense...................................       (1,865)              (967)          (3,144)         (1,475)
                                                         ---------           --------         --------        --------
Income (loss) before income taxes....................       25,462              4,803           21,080         (40,762)
Income taxes.........................................        9,964              1,893           12,022           3,524
                                                          --------           --------         --------        --------
Net income (loss)....................................     $ 15,498           $  2,910         $  9,058        $(44,286)
                                                          ========           ========         ========        ========


BASIC EARNINGS PER SHARE:

  Net income (loss)..................................     $   0.31           $   0.06         $   0.18        $  (0.93)
                                                          ========           ========         ========        ========

  Weighted average shares outstanding................       49,607             48,678           49,298          47,551
                                                          ========           ========         ========        ========

DILUTED EARNINGS PER SHARE:

  Net income (loss)..................................     $   0.30           $   0.06         $   0.18        $  (0.93)
                                                          ========           ========         ========        ========

  Weighted average shares outstanding................       51,226             49,461           50,754          47,551
                                                          ========           ========         ========        ========
















         The accompanying notes are an integral part of the consolidated financial statements.

                                  INFOUSA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    ------------------------
                                                                       1998           1997
                                                                    -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................................   $  9,058       $(44,286)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ..............................     13,086         15,412
      Deferred income taxes ......................................      4,985         (1,879)
      Net realized gains on sale of marketable
        securities and other investments..........................    (17,604)          (866)
      Impairment of other assets..................................      2,000            --
      Acquisition-related and restructuring charges...............     14,252         49,200
      Changes in assets and liabilities, net of
        effect of acquisitions:
          Trade accounts receivable...............................     (4,130)        (1,492)
          Prepaid expenses........................................     (1,296)           631
          Deferred marketing costs................................     (3,177)        (1,066)
          Accounts payable........................................     (3,903)        (2,022)
          Income taxes receivable and payable.....................     (1,852)         2,442
          Accrued expenses........................................    (13,242)        (6,658)
                                                                    ---------       --------
            Net cash (used in) provided by operating activities...     (1,823)         9,416

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of marketable
    securities ...................................................     36,392         16,728
  Purchases of marketable securities .............................     (5,727)       (10,303)
  Purchases of other investments .................................        --          (2,000)
  Purchases of property and equipment ............................    (10,402)        (5,356)
  Acquisitions of businesses .....................................    (31,595)       (59,806)
  Consumer database costs ........................................     (1,133)        (1,340)
  Software development costs .....................................     (2,717)          (972)
  Other ..........................................................        --              13
                                                                    ---------       --------
          Net cash used in investing activities...................    (15,182)       (63,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt ....................................   (110,367)        (1,857)
  Proceeds from long-term debt....................................    144,000         63,000
  Deferred financing costs........................................     (5,253)          (250)
  Payment of note payable to shareholders.........................        --          (7,925)
  Proceeds from exercise of stock options.........................        770            686
  Tax benefit related to employee stock options...................        401            332
                                                                    ---------       --------
          Net cash provided by financing activities...............     29,551         53,986

Net increase in cash and cash equivalents.........................     12,546            366
Cash and cash equivalents, beginning..............................     10,653          7,497
                                                                    ---------       --------
Cash and cash equivalents, ending.................................  $  23,199       $  7,863
                                                                    =========       ========
Supplemental cash flow information:
  Interest paid...................................................  $   3,110       $  1,550
                                                                    =========       ========
  Income taxes paid...............................................  $   8,518       $  4,517
                                                                    =========       ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  INFOUSA INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments and other adjustments as described in Note 2, necessary to fairly present the financial information included therein.

The Company suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.

2. ACQUISITIONS AND ACQUISITION-RELATED AND RESTRUCTURING CHARGES

Effective March 1998, the Company acquired certain assets and assumed certain liabilities of Walter Karl, Inc.. ("Walter Karl"), a national direct marketing service firm that provides list management, list brokerage, database marketing and direct marketing services to a wide array of customers. Total consideration for the acquisition was approximately $19.4 million in cash, funded using a revolving credit facility (See Note 4). The acquisition has been accounted for under the purchase method of accounting. As part of the acquisition, the Company performed a valuation analysis and recorded acquisition-related charges of $9.2 million for the write-off of purchased in-process research and development costs which related to projects that had not met technological feasibility. Intangibles and goodwill recorded as part of the purchase included goodwill of $23.9 million (to be amortized over 15 years), core technology of $3.7 million (to be amortized over 3 years), tradenames of $4.2 million (to be amortized over 15 years), customer base of $2.2 million (to be amortized over 3 years), and $0.8 million of other intangibles (to be amortized over 15 years).

Effective June 1998, the Company acquired certain assets and assumed certain liabilities of JAMI Marketing Services, Inc. ("JAMI"), a list brokerage, list management, data processing, and marketing consulting firm. Total consideration for the acquisition was approximately $12.6 million in cash, subject to adjustment, funded with the proceeds from the disposition of the Company's holdings of Metromail Corporation common stock (See "Management's Discussion and Analysis of Financial Condition - Other Income (Expense), Net"). The acquisition has been accounted for under the purchase method of accounting. Goodwill recorded as part of the purchase was $12.6 million, representing the total cash paid. The Company estimates that the assets acquired approximates the liabilities assumed. The Company is in the process of performing a valuation analysis of the acquisition, and the preliminary estimates of net liabilities assumed and goodwill and other intangibles to be recorded as part of the purchase will likely change upon completion of the valuation analysis during the third quarter of 1998 and the assessment of purchased in-process research and development costs. No results of operations were recorded by the Company for the period ended June 30, 1998 related to JAMI, and will be recorded during the third quarter of 1998 upon completion of the valuation analysis.

In addition to the write-off of purchased in-process research and development costs of $9.2 million for Walter Karl previously described, included in acquisition-related and restructuring charges in the accompanying consolidated statement of operations for the six month period ended June 30, 1998 are: $3.0 million of costs associated with the Company's bid to acquire Metromail Corporation, $0.7 million associated with the Company's offering to sell Class A Common Stock which was not completed, and $1.4 million for restructuring costs related to the Company's compilation and sales activities for new businesses. The $1.4 million of restructuring costs is comprised of: $0.6 million for severance pay, $0.3 million for lease termination costs, and $0.5 million for the abandonment of certain assets. The restructuring, including recording the payments and writedowns described, is anticipated to be completed by December 31, 1998.

The accompanying consolidated statement of operations for the three month period ended June 30, 1998 reflects acquisition-related and restructuring charges of $0.4 million for costs associated with the Company's bid to acquire Metromail Corporation.

3. SENIOR SUBORDINATED NOTES

On June 18, 1998, the Company completed a private placement of 9 1/2% Senior Subordinated Notes due June 15, 2008 (the "Notes") in the aggregate principal amount of $115.0 million. The Notes have not been registered under the Securities Act of 1933, as amended (the "Act") and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Act. A portion of the proceeds were used to pay-off the revolving credit facility described in Note 4 below. The Notes are subject to various covenants, including among other things, limiting additional indebtedness, dividends and requiring that the Company maintain a Consolidated Fixed Charge Coverage Ratio greater than 2.25 to 1.0 prior to June 15, 2000 and
2.50 to 1.0 thereafter.

Interest on the Notes will accrue from the original issuance date and will be payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 1998, at the rate of 9 1/2% per annum. The Notes are redeemable, in whole or in part, at the option of the Company, on or after June 15, 2003, at designated redemption prices outlined in the Indenture governing the Notes, plus any accrued interest to the date of redemption. In addition, at any time on or prior to June 15, 2001, the Company, at its option, may redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net cash proceeds of one or more equity offerings, at the redemption price equal to 109.5% of the principal amount thereof, plus any accrued interest to the date of redemption. In the event of a change in control, each holder of Notes will have the right to require the Company to repurchase such holder's Notes at a price equal to 101% of the principal amount thereof, plus any accrued interest to the repurchase date.

During May 1998, the Company entered into a Treasury yield collar agreement (the "Treasury Collar") with a bank, to hedge against the movement in interest rates on the ten-year Treasury Note. The Treasury Collar was in the notional amount of $100.0 million. During June 1998, the Company terminated the Treasury Collar and, in connection therewith, made a payment of approximately $1.6 million to the bank which was recorded as deferred financing costs included in intangible assets in the accompanying consolidated balance sheets. The termination fee will be amortized over the 10 year life of the Notes.

4. REVOLVING CREDIT AGREEMENT

At June 30, 1998, the Company maintained an uncollateralized $100 million Credit Facility with First Union National Bank of North Carolina ("FUNB"). At June 30, 1998, there were no borrowings under this facility. Interest expense on the facility, which was based on LIBOR plus 0.50% based on the Company's funded debt ratio, was approximately $2.5 million for the six months ended June 30, 1998.

The Company terminated the FUNB Credit Facility on July 1, 1998.

During June 1998, the Company executed a commitment letter with a bank proposing to extend credit up to $13.5 million related to the financing of the Company's new facility in Montebello, New York. The commitment is subject to the negotiation and execution of a definitive credit and security agreement. The note would be collateralized by certain real property.

The Company is currently in negotiations for a new revolving credit facility. There can be no assurance that the negotiation of the new credit facility will be successfully completed or that credit will be made available thereunder.

5. EARNINGS PER SHARE INFORMATION


The following data show the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Options on 0.9 million shares of common stock were not included in computing diluted earnings per share for the six month period ended June 30, 1997, because their effects were antidilutive.

                                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   JUNE 30,                 JUNE 30,
                                                              -------------------     -------------------
                                                               1998         1997       1998         1997
                                                              ------       ------     ------       ------
Weighted average number of shares outstanding
   used in basic EPS.....................................     49,607       48,678     49,298       47,551

Net additional common stock equivalent shares
   outstanding after assumed exercise of stock options...      1,619          783      1,456          --
                                                              ------       ------     ------       ------
Weighted average number of shares outstanding
   used in diluted EPS...................................     51,226       49,461     50,754       47,551
                                                              ======       ======     ======       ======

6. NEW ACCOUNTING STANDARDS

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The following is a reconciliation of net income (loss) per the accompanying consolidated statements of operations to comprehensive income
(loss) for the periods indicated:

                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                           ---------------------       ----------------------
                                                             1998          1997          1998          1997
                                                           --------      -------       --------      --------
Net income (loss)....................................      $ 15,498      $ 2,910       $  9,058      $(44,286)
Other comprehensive income (loss):...................
Unrealized gain (loss) from investments:.............
   Unrealized holding gains (losses) arising during
     the period, net of income taxes of $(6,046),
     $(40), $6,020, and $2,097, respectively.........       (10,452)         (65)         9,822         3,422
   Reclassification adjustment for net (gains)
     Losses included in net income, net of
     income taxes of $50, $(150), $(6,288),
     and $(146), respectively........................            81         (244)       (10,259)         (239)
                                                           --------      -------       --------      --------
   Net unrealized gain from investments..............       (10,371)        (309)          (437)        3,183
                                                           --------      -------       --------      --------
Comprehensive income (loss)..........................      $  5,127      $ 2,601       $  8,621      $ 41,103
                                                           ========      =======       ========      ========

In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997, which will expand disclosures made by the Company and will have no impact on consolidated financial position, results of operations or cash flows.

In 1998, the Accounting Standards Committee issued Statement of Accounting Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on when costs incurred for internal-use computer software are and are not capitalized, and on the accounting for such software that is marketed. The Company believes its existing policy is in compliance with the provisions of the SOP.

7. CONTINGENCIES

The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company's financial position, results of operations, or cash flows. See also Part II, Item 1.

8. SUBSEQUENT EVENTS

Subsequent to June 30, 1998, the Company acquired certain assets and assumed certain liabilities of Contacts Target Marketing ("CTM"), a regional business marketing database company, based in Vancouver, Canada, for approximately $0.4 million in cash. CTM will be operated as a branch of the Company's Canadian operation.

During July 1998, the Company executed a mortgage note in the amount of $10.8 million. The note bears a fixed rate of 7.40% through July 2003, and then will be adjusted to the rate which is 175 basis points over the five year Treasury Constant Maturities (as defined by the Federal Reserve System), yet in any event, shall not bear an interest rate below 7.25%. The mortgage note is collateralized by the deed of trust covering certain real property located at the Company's new Papillion, Nebraska facility.

Effective July 31, 1998, the Company changed its name to infoUSA Inc., and the listing symbols for the Company's Class A Common Stock and Class B Common Stock on the Nasdaq National Market were changed to "IUSAA" and "IUSAB", respectively.

                                  INFOUSA INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

This discussion and analysis contains forward-looking statements, including without limitation statements in the discussion of database and production costs and liquidity, and capital resources, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by those sections. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Operating Results" below. The Company assumes no obligation to update the forward-looking statement or such factors.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the Company's consolidated statement of operations data expressed as a percentage of net sales, and selected other financial data expressed as designated within the table:

                                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                 JUNE 30,                   JUNE 30,
                                                                        -----------------------     ---------------------
                                                                           1998           1997         1998         1997
                                                                        ---------      ---------    ---------     -------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales.........................................................          100%           100%        100%          100%
Costs and expenses:
  Database and production costs...................................           26             28          27            28
  Selling, general and administrative.............................           44             43          43            43
  Depreciation and amortization...................................           10             19          11            17
  Acquisition-related and restructuring charges...................           --             --          12            58
                                                                        -------        -------     -------       -------
     Total costs and expenses.....................................           80             90          93           146
                                                                        -------        -------     -------       -------
Operating income (loss)...........................................           20             10           7           (46)
Other income (expense), net.......................................           21             --          11            --
                                                                        -------        -------     -------       -------
Income (loss) before income taxes.................................           41             10          18           (46)
Income taxes......................................................           16              4          10             4
                                                                        -------        -------     -------       -------
Net income (loss).................................................           25%             6%          8%          (50)%
                                                                        =======        =======     =======       =======

OTHER DATA:

     SALES BY PRODUCT GROUP:
      (AMOUNTS IN MILLIONS)

       Sales Lead Generation Products.............................      $  39.5        $  32.9     $  75.2       $  65.0
       Data Processing Services...................................         16.2           11.3        28.8          16.3
       Consumer CD-ROM Products...................................          6.4            2.8        13.5           7.7
                                                                        -------        -------     -------       -------
       Total......................................................      $  62.1        $  47.0     $ 117.5       $  89.0
                                                                        =======        =======     =======       =======

     SALES BY PRODUCT GROUP AS A PERCENTAGE OF  NET SALES:

       Sales Lead Generation Products.............................           64%            70%         64%           73%
       Data Processing Services...................................           26             24          25            18
       Consumer CD-ROM Products...................................           10              6          11             9
                                                                        -------        -------     -------       -------
      Total......................................................          100%           100%        100%          100%
                                                                        =======        =======     =======       =======

Earnings before, interest, taxes, depreciation and amortization,
  as adjusted("EBITDA, as adjusted") (1)..........................      $18,887        $13,818     $35,468       $26,365
                                                                        =======        =======     =======       =======
EBITDA, as adjusted, as a percentage of net sales.................           30%            29%         30%           30%
                                                                        =======        =======     =======       =======
Ratio of EBITDA, as adjusted, to interest expense.................         10.1           14.3        11.3          17.9
                                                                        =======        =======     =======       =======
Ratio of earnings to fixed charges (2)............................         14.7            6.0         7.7            --
                                                                        =======        =======     =======       =======

(1) "EBITDA, as adjusted" is defined as operating income (loss) adjusted to exclude depreciation, amortization of intangible assets, and acquisition-related and restructuring charges. EBITDA, as adjusted, is presented because it is a widely accepted indicator of a company's ability to incur and service debt. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

(2) "Earnings to fixed charges ratio" is determined by dividing the sum of income before income taxes and interest expense by interest expense.

NET SALES
---------

 Net sales for the quarter ended June 30, 1998 were $62.1 million, a 32% increase from $47.0 million for the same period in 1997. Net sales of sales lead generation products for the second quarter of 1998 were $39.5 million, a 20% increase from $32.9 million in the second quarter of 1997. Net sales of data processing services for the second quarter of 1998 were $16.2 million, a 43% increase from $11.3 million for the same period in 1997. Net sales of consumer CD-ROM products for the second quarter of 1998 were $6.4 million, a 128% increase from $2.8 million for the same period in 1997. The significant increase in net sales of consumer CD-ROM products is principally the result of the acquisition of Pro CD, Inc. in August 1997, in which the results of its operations are recorded in the second quarter of 1998, yet not in the results of operations for the second quarter of 1997.

For the six months ended June 30, 1998 net sales were $117.5 million, a 32% increase from $89.0 million for the same period in 1997. Net sales of sales lead generation products for the six months ended June 30, 1998 were $75.2 million, a 16% increase from $65.0 million for the same period in 1997. Net sales of data processing services for the six months ended June 30, 1998 were $28.8 million, a 77% increase from $16.3 million for the same period in 1997. Net sales of consumer CD-ROM products for the six months ended June 30, 1998 were $13.5 million, a 75% increase from $7.7 million for the same period in 1997.

Factors contributing to the increase in net sales include: the increase in the number of sales representatives from 740 as of June 30, 1997 to 1,144 as of June 30, 1998; the enhancement of existing and development of new sales lead generation and consumer CD-ROM products; the increase in the number of mailing pieces mailed from 13.5 million during the first six months of 1997 to 19.9 million during the same period of 1998; the acquisitions of Pro CD, Inc. in August 1997 and Walter Karl, Inc. in March 1998; and the acquisition of the Database America Companies ("DBA") in February 1997, in which the Company recorded the results of operations for DBA (which includes the majority of the Company's data processing services) for only two months during the first quarter of 1997.

DATABASE AND PRODUCTION COSTS
-----------------------------

 Database and production costs for the second quarter of 1998 were $16.1 million, or 26% of net sales, compared to $13.1 million, or 28% of net sales, for the second quarter of 1997. For the six month period, these costs were $31.5 million, or 27% of net sales, compared to $24.5 million, or 28% of net sales for the same period in 1997. The decrease in database and production costs as a percentage of net sales reflects the Company's continued development of its own proprietary databases and the leveraging of compilation and verification costs as the Company's net sales have increased.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses for the second quarter of 1998 were $27.1 million, or 44% of net sales, compared to $20.1 million, or 43% of net sales, for the second quarter of 1997. For the six month period, these costs were $50.5 million, or 43% of net sales, compared to $38.1 million, or 43% of net sales for the same period in 1997. The increase in selling, general and administrative expenses as a percentage of net sales is primarily the result of higher costs associated with sales personnel, in which the Company during the first six months of 1998 added a significant number of new sales representatives and the benefit of these additions had not been fully realized as of June 30, 1998. Excluding the effects of the build-up in sales force, selling, general and administrative expenses as a percentage of net sales for the three and six month periods ended June 30, 1998 would have been slightly lower than the comparable periods during 1997.

DEPRECIATION AND AMORTIZATION EXPENSES
--------------------------------------

Depreciation and amortization expenses for the second quarter of 1998 were $6.3 million, or 10% of net sales, compared to $9.1 million, or 19% of net sales, for the second quarter of 1997. For the six month period, these costs were $13.1 million, or 11% of net sales, compared to $15.4 million, or 17% of net sales for the same period in 1997. Amortization of acquired database costs and purchased data processing software associated with the acquisition of the Database America Companies (DBA) in February 1997 totaled $1.2 million and $5.8 million for the quarters ended June 30, 1998, and 1997, respectively, and $3.9 million and $9.9 million for the six months ended June 30, 1998, and 1997, respectively.

Excluding amortization on acquired database costs and purchased data processing software associated with the acquisition of DBA in February 1997, depreciation and amortization expenses were $5.1 million and $3.3 million for the second quarter of 1998 and 1997, respectively, and $9.2 million and $5.5 million for the six month periods ended June 30, 1998 and 1997, respectively. The increase relates primarily to amortization of intangibles for acquisitions recorded since June 1997, including Pro CD in August 1997 and Walter Karl in March 1998.

ACQUISITION-RELATED AND RESTRUCTURING CHARGES
---------------------------------------------

As part of the acquisition of Walter Karl, Inc. in March 1998, the Company recorded a charge of $9.2 million during the first quarter of 1998 for the write-off of acquired in-process research and development costs. Also included in acquisition-related and restructuring charges for the six months ended June 30, 1998 are $3.0 million of costs associated with the Company's bid to acquire Metromail Corporation, $0.7 million associated with the Company's offering to sell Class A Common Stock which was not completed, and $1.4 million for restructuring costs related to the Company's compilation and sales activities for new businesses. These acquisition-related and restructuring charges totaled $14.3 million, and represented 12% of net sales during the six months ended June 30, 1998. As part of the acquisition of the Database America Companies in February 1997, the Company recorded charges totaling $51.8 million, or 58% of net sales, during the six months ended June 30, 1997 for the write-off of acquired in-process research and development costs as well as other related integration and organizational restructuring costs.

During the quarter ended June 30, 1998, the Company recorded additional acquisition-related charges of $0.4 million for costs associated with the Company's bid to acquire Metromail Corporation.

OPERATING INCOME (LOSS)
-----------------------

Including the factors previously described, the Company had operating income of $12.2 million, or 20% of net sales for the quarter ended June 30, 1998, as compared to operating income of $4.8 million, or 10% of net sales for the same period in 1997. For the six month period, the Company had operating income $8.1 million, or 7% of net sales, as compared to an operating loss of $(40.8) million, or (46)% of net sales for the same period in 1997.

Excluding the effect of the amortization on acquired database costs and purchased data processing software and acquisition-related and restructuring charges previously described, the Company would have had operating income of $13.8 million, or 22% of net sales, and $10.6 million, or 23% of net sales, for the quarterly periods ended June 30, 1998, and 1997, respectively. Excluding these same charges, the Company would have had operating income of $26.3 million, or 22% of net sales, and $20.8 million, or 23% of net sales, for the six months ended June 30, 1998, and 1997, respectively.

OTHER INCOME (EXPENSE), NET
---------------------------

Other income (expense), net for the second quarter of 1998 was $13.2 million, as compared to $0.0 million in the same period for 1997. For the six months ended June 30, 1998 and 1997, other income (expense), net was $13.0 million and $0.1 million, respectively. During the second quarter of 1998, the Company recorded a realized gain of $16.5 million on the disposition of its holdings in Metromail Corporation common stock. This realized gain was offset during the second quarter of 1998 when the Company recorded a loss of $2.0 million on the write-off of an investment classified in other assets in the accompanying consolidated balance sheets.

INCOME TAXES
------------

A provision for income taxes of $10.0 million and $1.9 million was recorded for the second quarter of 1998 and 1997, respectively, and $12.0 milllion and $3.5 million for the six months ended June 30, 1998, and 1997, respectively. Acquisition-related charges of $9.2 million and $49.2 million were included in income before income taxes during the six months ended June 30, 1998 and 1997, respectively, but are not deductible for tax purposes. The provision for these periods also reflect the inclusion of amortization on certain intangibles in taxable income not deductible for tax purposes.

EBITDA, AS ADJUSTED
-------------------

Excluding acquisition-related and restructuring charges previously described, the Company's EBITDA, as adjusted, was $18.9 million, or 30% of net sales, during the second quarter of 1998, compared to $13.8 million, or 29% of net sales, during the same period of 1997. Excluding acquisition-related and restructuring charges previously described, the Company's EBITDA, as adjusted, was $35.5 million, or 30% of net sales, during the six months ended June 30, 1998, compared to $26.4 million, or 30% of net sales, during the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $23.2 million and marketable securities with a fair market value of $10.3 million. As of June 30, 1998, none of the Company's $100.0 million revolving credit facility had been drawn upon, and the Company had working capital of $71.6 million.

The Company terminated its revolving credit facility with First Union National Bank on July 1, 1998. The Company is currently in negotiations for a new revolving credit facility. There can be no assurance that the negotiation of the new credit facility will be successfully completed or that credit will be made available thereunder.

Net cash used by operating activities during the six month period ended June 30, 1998 totaled $1.8 million. The Company spent approximately $10.4 million related to property additions during the same period. The Company completed construction in August 1998 of a new facility for the consumer and business database compilation division located in Papillion, Nebraska, at an estimated cost of approximately $10.0 million. The Company is also building a new sales center and data processing services facility in Montebello, New York, with an estimated cost of $18.0 million, which is presently anticipated to be completed during late-1999.

During March 1998, the Company paid approximately $19.4 million in cash in connection with the acquisition of Walter Karl, Inc and $12.6 million with the acquisition of JAMI Marketing Services, Inc.

During May 1998, the Company recorded a realized gain on the disposition of its holdings in the common stock of Metromail Corporation for $16.5 million. The Company recorded gross proceeds on the disposition of the Metromail Corporation common stock of $34.2 million.

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

YEAR 2000 COMPLIANCE BY THE COMPANY AND OTHERS
----------------------------------------------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and planned conversions to new software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed in time, the Year 2000 issue could have a material adverse impact on the operations of the Company.

The Company has not completed an estimate of the total cost to reprogram or replace and test all software for Year 2000 modifications. Although a formal estimate has not been made, it believes that the costs to be charged to operations to achieve Year 2000 compliance will be minimized as: 1) the Company is already in the process of acquiring and implementing a new accounting and financial reporting system and certain other internal business information systems which would have been required even without the Year 2000 issue (the cost of these new systems are capitalizable), and 2) the Company leverages its skilled information systems development and programming staff to complete critical portions of reprogramming and replacement efforts with internal resources, thereby minimizing the extent of external costs incurred to ensure Year 2000 compliance.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to address their own Year 2000 issue.

It is the Company's goal to complete the critical risk elements of the Year 2000 remediation not later than September, 1999. However, the systems of other companies on which the Company's systems rely may not be prepared for the Year 2000, or such companies may implement Year 2000 preparations with systems that are incompatible with the Company's systems. In that event, the Company's operations and financial condition may be materially and adversely affected. The Company believes that the current versions of its products are currently, or will be, by the end of 1998, Year 2000 compliant, and such products are subject to ongoing analysis and review.

FACTORS THAT MAY AFFECT OPERATING RESULTS

INTEGRATION OF RECENT AND FUTURE ACQUISITIONS

         Since mid-1996, the Company has completed eight significant acquisitions, including the August 1996 acquisition of Digital Directory Assistance, the November 1996 merger with County Data Corporation and acquisition of Marketing Data Systems, the December 1996 acquisition of BJ Hunter, the February 1997 merger with Database America ("DBA"), the August 1997 acquisition of Pro CD, the March 1998 acquisition of Walter Karl and the May 1998 acquisition of JAMI Marketing. The Company also made a number of other smaller acquisitions and other acquisitions in prior periods. The Company recently attempted to acquire Metromail Corporation ("Metromail") for approximately $850.0 million, including the assumption of debt, and may in the future evaluate other acquisitions of that magnitude. The Company's strategy includes continued growth through acquisitions of complementary products, technologies or businesses, which, if implemented, may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of operations, databases, products and personnel, difficulty in applying the Company's internal controls to acquired businesses and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent that efforts to integrate recent or future acquisitions fail, there could be a material adverse effect on the Company's business, financial condition and results of operations. While the Company has not made any binding commitments with respect to any particular future acquisitions, the Company frequently evaluates the strategic opportunities available to it and intends to pursue opportunities that it believes fit its business strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

RECENT CHANGES IN SENIOR MANAGEMENT

         The Company has recently undergone significant changes in its senior management team, even as it has experienced rapid growth both internally and through acquisitions. Vinod Gupta, the Company's Chairman, was re-appointed Chief Executive Officer in August 1998, having resigned that position in October 1997. Scott Dahnke, Chief Executive Officer from October 1997, Jon Wellman, President and Chief Operating Officer since January 1997 and Chief Financial Officer from January 1995 to January 1997, and Steve Purcell, Chief Financial Officer since April 1997, resigned from their respective positions in July and August 1998. Rick Puckett, who joined the Company as Controller in October 1997, was named Chief Financial Officer upon the announcement of Mr. Purcell's departure. Gregory Back, Executive Vice President of Corporate Planning and Business Development, and Kevin Hall, Senior Vice President of Special Projects, both joined the Company in October 1987, and Sanford Goodman, Vice President of Corporate Development, joined the Company in June 1998. Messrs. Dahnke, Wellman and Purcell did not resign because of any disagreements with the Company's Board or other senior management, and much of the Company's remaining senior management team has been with the Company for many years. However, the departure of these three key individuals is likely to place significant additional burdens on the Company's management team. In the past, limitations on senior management resources resulted in a few key individuals taking on multiple roles and responsibilities in the Company, which in turn placed a significant strain on the Company's senior management. Moreover, some of the Company's current senior management have very limited prior experience with the Company, its other senior management and their current positions. Failure of the Company's senior management to adjust to new responsibilities, manage growth or work together effectively could result in disruptions of operations or the departure of additional key personnel, which in turn could have a material adverse effect on the Company's business, financial condition, results of operations and stock price.

FLUCTUATIONS IN OPERATING RESULTS

         The Company believes that future operating results will be subject to quarterly and annual fluctuations, and that long term growth will depend upon the Company's ability to expand its present business and complete strategic acquisitions. The Company's net sales on a quarterly basis can be affected by seasonal characteristics and certain other factors. For example, the Company typically experiences higher revenue from its sales leads products in the fall of each year due to increases in direct marketing by the Company's clients in the fourth quarter of each year. In addition, the Company typically experiences increases in revenue in the two months following introduction of new editions of its consumer CD-ROM products. Revenue from sales lead generation products is generally lower in the summer due to decreased direct marketing activity of the Company's customers during that time. The Company's operating expenses are determined in part based on the Company's expectations of future revenue growth and are substantially fixed. As a result, unexpected changes in revenue levels will have a disproportionate effect on operating performance in any given period. Long term growth will be materially adversely affected if the Company fails to broaden its existing product and service offerings, increase sales of products and services, or expand into new markets, or complete acquisitions or successfully integrate acquired operations into its existing operations. To the extent there are fluctuations in operating results or the Company fails to achieve long-term internal growth or growth through acquisitions, there could be a material adverse effect on the Company's business, financial condition or results of operations.

RISK OF PRODUCT RETURNS

         The Company has agreements that allow retailers certain rights to return its consumer CD-ROM products. Accordingly, the Company is exposed to the risk of product returns from retailers and distributors, particularly in the case of products sold shortly before introduction of the next year's edition of the same product. Consumers may also seek to return consumer CD-ROM products, although historically returns from consumers have been low. At the time of product sales, the Company establishes reserves based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, seasonal variations in product returns, distributor and retailer inventories of the Company's products and other factors. Actual product returns could differ from estimates, and product returns that exceed the Company's reserves could materially adversely affect the Company's business, financial condition and results of operations.

EFFECTS OF LEVERAGE

         As of June 30, 1998, the Company had total indebtedness of approximately $118.0 million. In addition, the Company expects to enter into a new revolving credit facility (the "New Credit Facility") under which it will be able to incur up to $75.0 million of additional borrowings. The Company's ability to pay principal and interest on its debt obligations will depend upon its future operating performance, which performance will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. The Company's ability to pay principal and interest on its debt obligations may also depend upon the future availability of revolving credit borrowings under the New Credit Facility. Such availability will depend on, among other things, the Company's ability to enter into the New Credit Facility on acceptable terms and its ability to meet certain specified financial ratios and maintenance tests. The Company expects that, based on current and expected levels of operations, its operating cash flow, together with anticipated borrowings under the New Credit Facility, should be sufficient to meet its operating expenses, to make necessary capital expenditures and to service its debt requirements as they become due. If the Company is unable to service its indebtedness, it will be forced to take actions, such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There is no assurance that any of these remedies could be effected on satisfactory terms, if at all.

RESTRICTIONS IMPOSED BY TERMS OF INDEBTEDNESS

         The terms of the Company's debt arrangements contain certain covenants limiting the incurrence of indebtedness, payment of dividends or other restricted payments, issuance of guarantees, entering into certain transactions with affiliates, consummation of certain asset sales, certain mergers and consolidations, sales or other dispositions of all or substantially all of the assets of the Company and imposing restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company and its subsidiaries. A breach of any of these covenants could result in events of default under the terms of the Company's debt arrangements. The Company's ability to comply with such covenants may be affected by events beyond its control. Upon the occurrence of an event of default under the terms of the Company's debt arrangements, certain lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If such lenders accelerate the payment of such indebtedness, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the other indebtedness of the Company. If the Company were unable to repay those amounts, such lenders could proceed against the collateral granted to them to secure that indebtedness.

RISKS ASSOCIATED WITH CHANGES IN TECHNOLOGY

         Advances in information technology may result in changing customer preferences for products and product delivery formats in the business and consumer marketing information industry. The Company believes it is presently the leading provider of marketing information on CD-ROM. However, the Company believes that if customers increasingly look to the Internet, digital video disc ("DVD") or other new technology for information resources, the market for business and consumer information on CD-ROM may contract and prices for CD-ROM products may have to decrease or CD-ROM products may become obsolete. The Company plans to offer and sell its products and services increasingly over the Internet and to introduce products on DVD. Failure of the Company to successfully sell its products over the Internet or on DVD or to successfully introduce products that take advantage of other technological changes may thus have a material adverse effect on the Company's business, results of operations and financial condition.

COMPETITION

         The business and consumer marketing information industry is highly competitive. Many of the Company's principal or potential future competitors are much larger than the Company and have much larger capital bases from which to develop and compete with the Company. The Company faces increasing competition in consumer sales lead generation products and data processing services from Great Universal Stores, P.L.C. ("GUS") as a result of GUS' recent acquisitions of Experian, Direct Marketing Technologies and Metromail. In business sales lead generation products, the Company faces competition from Dun's Marketing Services ("DMS"), a division of Dun & Bradstreet. DMS, which relies upon information compiled from Dun & Bradstreet's credit database, tends to focus on marketing to large companies. In business directory publishing, the Company competes primarily with Regional Bell Operating Companies, Donnelley Marketing and many smaller, regional directory publishers. In consumer sales lead generation products, the Company competes with Metromail, Donnelley Marketing, R.L. Polk, Trans Union, Experian and Equifax, both directly and through reseller networks. In data processing services, the Company competes with Acxiom, May & Speh, Direct Marketing Technologies and Harte-Hanks Data Technologies. In consumer products, the Company competes with certain smaller producers of CD-ROM products. In addition, the rapid expansion of the Internet creates a substantial new channel for distributing business information to the market, and a new avenue for future entrants to the business and consumer marketing information industry. There is no guarantee that the Company will be successful in this new market.

LOSS OF DATA CENTERS

         The Company's business depends on computer systems contained in the Company's data centers located in Omaha, Nebraska, Carter Lake, Iowa and Montvale, New Jersey. A fire or other disaster affecting any of the Company's data centers could disable the Company's computer systems. Any significant damage to any of the data centers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Computer Operations and Database Protection."

LIMITED PROTECTION OF INTELLECTUAL PROPERTY RIGHTS

         The Company regards its databases and software as proprietary. The Company's databases are copyrighted, and the Company depends on trade secret and non-disclosure safeguards for protection of its software. The Company distributes its products under agreements that grant customers a license to use the Company's products for specified purposes and contain terms and conditions prohibiting the unauthorized reproduction and use of the Company's products. In addition, the Company generally enters into confidentiality agreements with its management and programming staff and limits access to and distribution of its proprietary information. There can be no assurance that the foregoing measures will be adequate to protect the Company's intellectual property.

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

FINANCIAL AND ACCOUNTING ISSUES RELATED TO ACQUISITIONS

         In connection with the acquisitions completed since mid-1996, the Company issued approximately 3.7 million shares of Class A Common Stock and 3.7 million shares of Class B Common Stock, and paid approximately $158.4 million in cash. The issuance of stock in these or future transactions may be dilutive to existing stockholders to the extent that earnings of the acquired companies do not offset the additional number of shares outstanding. In connection with the acquisitions of DBA, Pro CD and Walter Karl, the Company incurred approximately $97.0 million in debt. In connection with future acquisitions, the Company may incur substantial amounts of debt. Servicing such debt may result in decreases in earnings per share, and the inability on the part of the Company to service such debt would result in a material adverse effect on the Company's business, financial condition and results of operations. Finally, the Company expects that future acquisitions will generally be required to be accounted for using the purchase method. As a result of such accounting treatment, the Company may be required to take charges to operations or to amortize goodwill in connection with future acquisitions. As a result of acquisitions completed since mid-1996, the Company was required to take significant acquisition-related charges to operations and will be required to amortize goodwill and other intangibles over periods of 1 to 15 years. The acquisition-related charges and amortization of goodwill and other intangibles have had and will continue to have an adverse effect on net income. To the extent that future acquisitions result in substantial charges to operations, incurrence of debt and amortization of goodwill and other intangibles, such acquisitions could have an adverse effect on the Company's net income, earnings per share and overall financial condition.

VOLATILITY AND UNCERTAINTIES WITH RESPECT TO STOCK PRICE

         As with other companies that have experienced rapid growth, the Company has experienced and is likely to continue to experience substantial volatility in its stock price. Factors such as announcements by either the Company or its competitors of new products or services or of changes in product or service pricing policies, quarterly fluctuations in the Company's operating results, announcements of technical innovations, announcements relating to strategic relationships or acquisitions by the Company or its competitors, changes in earnings estimates, opinions or ratings by analysts, and general market conditions or market conditions within the business and consumer marketing information industry, among other factors, may have significant impact on the Company's stock price. Should the Company fail to introduce, enhance or integrate products or services on the schedules expected, its stock price could be adversely affected. It is likely that in some future quarter the Company will fail to achieve anticipated operating results, and this failure could have a material adverse effect on the Company's stock price. In addition, the Company's Class A Common Stock and Class B Common Stock have been trading for a very short time. While the Company expects the Class A Common Stock and Class B Common Stock prices to remain roughly equal in most market conditions, the difference in rights of the two classes, coupled with the general volatility of the Company's stock price described above, could cause the Class A Common Stock and Class B Common Stock to trade at different prices. In the event of a tender offer or other unsolicited attempt to acquire the Company, shares of Class B Common Stock would likely trade at a substantial premium to shares of Class A Common Stock as a result of the disparity of voting rights. Future issuances of both Class A Common Stock and Class B Common Stock could affect the price for either or both classes of Common Stock. For the foregoing reasons, the price for the Company's Class A Common Stock and Class B Common Stock may be subject to substantial fluctuation.

PURCHASE OF NOTES UPON A CHANGE OF CONTROL

         Upon the occurrence of a change of control of the Company in certain circumstances, the Company is required to make an offer to purchase all outstanding Notes at a purchase price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. There can be no assurance that the Company will have available funds sufficient to purchase the Notes upon such change of control. In addition, any change of control, and any repurchase of the Notes upon a change of control, is expected to constitute an event of default under the New Credit Facility with the result that the obligations of the Company thereunder could be declared due and payable by the lenders. Upon the occurrence of an event of default, the lenders under the New Credit Facility would have the ability to block repurchases of the Notes for a period of time and upon any acceleration of the obligations under the New Credit Facility, the lenders thereunder would be entitled to receive payment of all outstanding obligations thereunder before the Company may repurchase any of the Notes tendered pursuant to an offer to repurchase the Notes upon such change of control.

                                  INFOUSA INC.




                                    FORM 10-Q



                              FOR THE QUARTER ENDED

                                  JUNE 30, 1998




                                     PART II




                                OTHER INFORMATION

                                  INFOUSA INC.
                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                  JUNE 30, 1998

                                     PART II


ITEM 1. LEGAL PROCEEDINGS
        -----------------

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        -----------------------------------------

On June 18, 1998, the Company completed a private placement of 9 1/2% Senior Subordinated Notes (the "Notes") in the aggregate principal amount of $115,000,000, which Notes impose certain restrictions on the Company's ability to pay dividends on, or make other distributions with respect to, its Class A Common Stock and Class B Common Stock. Such restrictions are defined in the Indenture dated as of June 18, 1998 attached hereto as Exhibit 4.2, and incorporated herein by reference. The Notes have not been registered under the Securities Act of 1933, as amended (the "Act"), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

At the 1998 Annual Meeting of Stockholders of the Company held on May 22, 1998, the stockholders voted and approved the following items:

1. Re-elected the following to the Board of Directors for a term of three years.

     Harold W. Andersen:
     FOR:  197,867,718     WITHHOLD AUTHORITY:  25,166,574

     Elliot S. Kaplan:
     FOR:  200,069,061     WITHHOLD AUTHORITY:  22,965,231

     Jon H. Wellman:
     FOR:  197,872,995     WITHHOLD AUTHORITY:  25,161,297


2. The stockholders voted to amend the Company's Certificate of Incorporation to change the name of the Company to infoUSA Inc.

     FOR:  208,660,943     AGAINST:  1,906,287       ABSTAIN:  12,467,062       NON-VOTES:  0

3. The stockholders also ratified the re-appointment of PricewaterhouseCoopers LLP as the Company's independent auditors to examine the financial statements of the Compoany for the fiscal year 1998.

     FOR:  212,211,984     AGAINST:  9,905,929       ABSTAIN:  916,379          NON-VOTES:  0

In addition to the directors elected at the 1998 Annual Meeting, the terms of Directors Vinod Gupta, Jon Hoffmaster, Scott Dahnke, Paul Goldner, Gautam Gupta, George Haddix and George Kubat continued after the meeting.

ITEM 5. OTHER INFORMATION
        -----------------

     In July and August 1998, Jon Wellman resigned as the Company's President and Chief Operating Officer, Scott Dahnke resigned as the Company's Chief Executive Officer and Steven Purcell resigned as the Company's Chief Financial Officer.

     Effective upon Mr. Dahnke's resignation, Vinod Gupta, the Company's Chairman of the Board, was re-appointed as the Company's Chief Executive Officer. Effective upon Mr. Purcell's resignation, Rick Puckett, the Company's controller, was appointed Chief Financial Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)  Exhibits

     3.1  Certificate of Incorporation, as amended through July 31, 1998

     4.1 Purchase Agreement dated June 12, 1998 between the Registrant, BT Alex. Brown Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist LLC.

     4.2 Indenture dated as of June 18, 1998 (the "Indenture") by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee

     4.3 Exchange and Registration Rights Agreement dated as of June 18, 1998 by and among the Registrant and BT Alex. Brown Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist LLC as the Initial Purchasers.

     4.4  $115,000,000 Existing Global 9 1/2% Senior Subordinated Note due 2008.

    27    Financial Data Schedule


(b)  Report on Form 8-K


     On May 21, 1998, the Company filed a Current Report on Form 8-K announcing that the Company was contemplating a private placement of senior subordinated notes

     On June 18, 1998, the Company filed a Current Report on Form 8-K announcing that the Company had completed a private placement of 9 1/2% Senior Subordinated Notes

     On July 31, 1998, the Company filed a Current Report on Form 8-K amending the Company's Certificate of Incorporation to change the Company's name to infoUSA Inc.

                               S I G N A T U R E S
                               -------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AMERICAN BUSINESS INFORMATION, INC.



Date:  August 14, 1998          /S/ RICK PUCKETT
     ----------------------     -----------------------------------------------
                                Rick Puckett, Chief Financial Officer (principal
                                financial officer)

                                INDEX TO EXHIBITS

Exhibit No.                Description
-----------                -----------
  3.1             Certificate of Incorporation, as amended through July 31, 1998

  4.1             Purchase  Agreement  dated  June  12,  1998  between  the  Registrant,   BT  Alex.  Brown   Incorporated,
                  Goldman, Sachs & Co. and Hambrecht & Quist LLC.

  4.2             Indenture  dated as of June 18, 1998 (the  "Indenture")  by and between the  Registrant  and State Street
                  Bank and Trust Company of California, N.A., as Trustee

  4.3             Exchange and Registration Rights Agreement dated as of June 18, 1998 by and among the Registrant and BT Alex.
                  Brown Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist LLC as the Initial Purchasers.

  4.4             $115,000,000 Existing Global 9 1/2% Senior Subordinated Note due 2008.

 27               Financial Data Schedule
