Form 10-Q
period 1998-09-30
INFOUSA INC
filed 1998-11-13
CIK 879437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    X           Quarterly Report pursuant to Section 13 or 15(d) of the
---------       Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998 or

                Transition report pursuant to Section 13 or 15(d) of the
---------       Securities Exchange Act of 1934

For the transition period from      ________ to ________

Commission File Number     0-19598
                      ----------------

                                  INFOUSA INC.
-------------------------------------------------------------------------------
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

                      Yes   X                 No
                          ----                    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  24,689,871 shares of Class A Common Stock and
         24,854,879 shares of Class B Common Stock at November 2, 1998

                                  INFOUSA INC.

                                      INDEX


                                                                                                          PAGE NO.
PART I - FINANCIAL INFORMATION                                                                               2

Consolidated Balance Sheets as of September 30, 1998 and
December 31, 1997                                                                                            3

Consolidated Statements of Operations for the three months and nine
months ended September 30, 1998 and 1997                                                                     4

Consolidated Statements of Cash Flows for the nine months ended
September 30, 1998 and 1997                                                                                  5

Notes to Consolidated Financial Statements                                                                 6 - 10

Management's Discussion and Analysis of  Results of Operations                                            11 - 23

PART II - OTHER INFORMATION                                                                                  24

         Item 1.  Legal Proceedings                                                                          25

         Item 5.  Other Information                                                                          25

         Item 6.  Exhibits and Reports on Form 8-K                                                           26

         Signature                                                                                           27

         Index to Exhibits

                                  INFOUSA INC.




                                    FORM 10-Q



                              FOR THE QUARTER ENDED

                               SEPTEMBER 30, 1998




                                     PART I




                            FINANCIAL INFORMATION AND

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                                  INFOUSA INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                  1998              1997
                                                                              -------------     ------------
Current assets:
  Cash and cash equivalents.......................................              $  24,501         $  10,653
  Marketable securities...........................................                 19,046            24,045
  Trade accounts receivable, net of allowances of $16,440 and
    $6,013, respectively..........................................                 40,458            49,409
  List brokerage trade accounts receivable........................                 15,953                --
  Income taxes receivable.........................................                  4,550               345
  Prepaid expenses................................................                  3,515             3,475
  Deferred marketing costs........................................                  4,430             3,417
  Deferred income taxes...........................................                    576                --
                                                                                ---------         ---------
          Total current assets....................................                113,029            91,344
                                                                                ---------         ---------
Property and equipment, net.......................................                 38,324            25,117
Intangible assets, net of accumulated amortization................                107,766            73,741
Deferred income taxes.............................................                     --             1,410
Other assets......................................................                  4,870             3,299
                                                                                ---------         ---------
                                                                                $ 263,989         $ 194,911
                                                                                =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt...............................              $   1,492         $     716
  Payable to shareholders.........................................                     --             1,871
  Accounts payable................................................                  7,139             9,426
  List brokerage trade accounts payable...........................                 19,041                --
  Accrued payroll expenses........................................                  5,278             4,910
  Accrued expenses................................................                 15,403             5,406
  Deferred revenue................................................                  3,901             4,238
  Deferred income taxes...........................................                     --             4,770
                                                                                ---------         ---------
          Total current liabilities...............................                 52,254            31,337
                                                                                ---------         ---------
Long-term debt, net of current portion............................                127,098            81,284
Deferred income taxes.............................................                  6,420                --
Other liabilities.................................................                     --             2,054
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000 shares;
    None issued or outstanding....................................                     --                --
  Class A common stock, $.0025 par value. Authorized 220,000,000 shares; 24,689,871 shares issued and outstanding at
    September 30, 1998 and 24,460,332 shares issued and
    outstanding at December 31, 1997..............................                     62                61
  Class B common stock, $.0025 par value. Authorized 75,000,000 shares; 24,854,879 shares issued and 24,689,879 shares
    outstanding at September 30, 1998 and 24,625,332 shares issued
    and 24,460,332 shares outstanding at December 31, 1997........                     62                62
  Paid-in capital.................................................                 72,476            69,055
  Retained earnings...............................................                  8,911            13,126
  Treasury stock, at cost, 165,000 shares of Class B common stock
     held at September 30, 1998 and December 31, 1997.............                 (2,281)           (2,281)
  Accumulated other comprehensive income (loss)...................                 (1,013)              213
                                                                                ---------         ---------
          Total stockholders' equity..............................                 78,217            80,236
                                                                                ---------         ---------
                                                                                $ 263,989         $ 194,911
                                                                                =========         =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  INFOUSA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                            1998               1997             1998              1997
                                                          --------           --------         --------          --------
Net sales............................................     $ 55,072           $ 50,555         $172,528          $139,511
Costs and expenses:
  Database and production costs......................       17,978             14,148           49,469            38,674
  Selling, general and administrative................       41,199             21,331           91,696            59,396
  Depreciation and amortization......................        7,698              8,985           20,784            24,397
  Provision for litigation settlement................        4,500                 --            4,500                --
  Acquisition-related and restructuring charges......        1,216              4,300           15,468            56,098
                                                          --------           --------         --------          --------
                                                            72,591             48,764          181,917           178,565
                                                          --------           --------         --------          --------
Operating income (loss)..............................      (17,519)             1,791           (9,389)          (39,054)
Other income (expense):
  Investment income..................................          212                955           16,306             2,513
  Interest expense...................................       (3,081)            (1,212)          (6,225)           (2,687)
                                                          --------           --------         --------          --------
Income (loss) before income taxes....................      (20,388)             1,534              692           (39,228)
Income taxes.........................................       (7,115)               775            4,907             4,299
                                                          --------           --------         --------          --------
Net income (loss)....................................     $(13,273)          $    759         $ (4,215)         $(43,527)
                                                          ========           ========         ========          ========


BASIC EARNINGS PER SHARE:

  Net income (loss)..................................     $  (0.27)          $   0.02         $  (0.09)         $  (0.91)
                                                          ========           ========         ========          ========

  Weighted average shares outstanding................       49,360             48,774           49,319            47,964
                                                          ========           ========         ========          ========

DILUTED EARNINGS PER SHARE:

  Net income (loss)..................................     $  (0.27)          $   0.02         $  (0.09)         $  (0.91)
                                                          ========           ========         ========          ========

  Weighted average shares outstanding................       49,360             50,273           49,319            47,964
                                                          ========           ========         ========          ========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  INFOUSA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         1998            1997
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................     $  (4,215)     $ (43,527)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depreciation and amortization ..............        20,784         24,397
      Deferred income taxes ......................        (5,361)        (2,431)
      Net realized gains on sale of
        marketable securities and other
        investments ..............................       (17,603)        (1,647)
      Impairment of other assets .................         2,000           --
      Acquisition-related and
        restructuring charges ....................        14,353         53,500
      Changes in assets and liabilities,
        net of effect of acquisitions:
          Trade accounts receivable ..............         8,992         (6,869)
          List brokerage trade accounts
            receivable ...........................        (4,732)          --
          Prepaid expenses .......................            49          1,261
          Deferred marketing costs ...............        (1,013)        (1,303)
          Accounts payable .......................        (2,948)          (985)
          List brokerage trade accounts
            payable ..............................         3,104           --
          Income taxes receivable and
            payable ..............................        (4,205)           698
          Accrued expenses .......................            97         (5,677)
                                                       ---------      ---------
            Net cash provided by operating
              activities .........................         9,302         17,417

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of marketable
    securities ...................................        36,443         18,589
  Purchases of marketable securities .............       (15,691)       (12,285)
  Purchases of other investments .................        (3,000)        (2,000)
  Purchases of property and equipment ............       (16,692)        (6,392)
  Acquisitions of businesses .....................       (30,906)       (79,462)
  Consumer database costs ........................          (868)        (2,348)
  Software development costs .....................        (4,573)        (2,235)
  Other ..........................................          --           (1,101)
                                                       ---------      ---------
          Net cash used in investing
            activities ...........................       (35,287)       (87,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt ....................      (110,617)        (2,026)
  Proceeds from long-term debt ...................       154,800         81,000
  Deferred financing costs .......................        (5,901)          (388)
  Payment of note payable to
    shareholders .................................          --           (7,925)
  Proceeds from exercise of stock
    options ......................................         1,150          1,242
  Tax benefit related to employee stock
    options ......................................           401            588
                                                       ---------      ---------
          Net cash provided by
            financing activities .................        39,833         72,491

Net increase in cash and cash
  equivalents ....................................        13,848          2,674
Cash and cash equivalents, beginning .............        10,653          7,497
                                                       ---------      ---------
Cash and cash equivalents, ending ................     $  24,501      $  10,171
                                                       =========      =========
Supplemental cash flow information:
  Interest paid ..................................     $   3,403      $   2,247
                                                       =========      =========
  Income taxes paid ..............................     $   9,630      $   7,389
                                                       =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 5 INFOUSA INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 2.   ACQUISITIONS AND ACQUISITION-RELATED AND RESTRUCTURING CHARGES

Effective March 1998, the Company acquired certain assets and assumed certain liabilities of Walter Karl, Inc. ("Walter Karl"), a national direct marketing service firm that provides list management, list brokerage, database marketing and direct marketing services to a wide array of customers. Total consideration for the acquisition was approximately $19.4 million in cash, funded using a revolving credit facility (See Note 4). The acquisition has been accounted for under the purchase method of accounting. As part of the acquisition, the Company performed a valuation analysis and recorded acquisition-related charges of $9.2 million for the write-off of purchased in-process research and development costs which related to projects that had not met technological feasibility. Intangibles and goodwill recorded as part of the purchase included goodwill of $23.5 million (to be amortized over 15 years), core technology of $3.7 million (to be amortized over 3 years), tradenames of $4.2 million (to be amortized over 15 years), customer base of $2.2 million (to be amortized over 3 years), and $0.8 million of other intangibles (to be amortized over 5 years).

Effective June 1998, the Company acquired certain assets and assumed certain liabilities of JAMI Marketing Services, Inc. ("JAMI"), a list brokerage, list management, data processing, and marketing consulting firm. Total consideration for the acquisition was approximately $12.6 million in cash, subject to adjustment, funded with the proceeds from the disposition of the Company's holdings of Metromail Corporation common stock (See "Management's Discussion and Analysis of Financial Condition - Other Income (Expense), Net"). The acquisition has been accounted for under the purchase method of accounting. As part of the acquisition, the Company performed a preliminary valuation analysis and recorded goodwill of $0.9 million (to be amortized over 15 years), non-compete agreements of $7.1 million (to be amortized over 5 years), tradenames of $0.4 million (to be amortized over 5 years), customer base of $4.2 million (to be amortized over 3 years), and $0.6 million of other intangibles (to be amortized over 5 years).

Effective July 1998, the Company acquired certain assets and assumed certain liabilities of Contacts Target Marketing ("CTM"), a regional business marketing database company, based in Vancouver, Canada, for approximately $0.4 million in cash. CTM will be operated as a branch of the Company's Canadian operation. The acquisition has been accounted for under the purchase method of accounting. As part of the acquisition, the Company recorded goodwill of $0.5 million.

No pro forma information has been presented within the accompanying consolidated financial statements and notes to consolidated financial statements related to the acquisitions of Walter Karl, JAMI and CTM as the results of operations for these acquisitions for the period from January 1, 1998 to the date of acquisition of these acquisitions are not material to the accompanying consolidated statement of operations.

The accompanying consolidated statement of operations for the three month period ended September 30, 1998 reflects $1.2 million for restructuring costs related to certain cost reduction measures the Company enacted during the third quarter of 1998. The $1.2 million of restructuring costs is comprised of: $0.6 million for severance pay, $0.4 million for lease termination costs, and $0.2 million for the abandonment of certain assets. The restructuring, including recording the payments and write-downs described, is anticipated to be completed by March 31, 1999.

In addition to the write-off of purchased in-process research and development costs of $9.2 million for Walter Karl previously described, included in acquisition-related and restructuring charges in the accompanying consolidated statement of operations for the nine month period ended September 30, 1998 are:
$3.0 million of costs associated with the Company's bid to acquire Metromail Corporation, $0.7 million associated with the Company's offering to sell Class A Common Stock which was not completed, $1.4 million for restructuring costs related to the Company's compilation and sales activities for new businesses enacted during the first quarter of 1998, and $1.2 million for restructuring costs related to certain cost reduction measures enacted during the third quarter of 1998 (as detailed above). The $1.4 million of restructuring costs for the new businesses compilation and sales activities enacted during the first quarter of 1998 is comprised of: $0.6 million for severance pay, $0.3 million for lease termination costs, and $0.5 million for the abandonment of certain assets. The restructuring for the new businesses compilation and sales activities, including recording the payments and write-downs described, was completed as of September 30, 1998.

3.  SENIOR SUBORDINATED NOTES

On June 18, 1998, the Company completed a private placement of 9 1/2% Senior Subordinated Notes due June 15, 2008 (the "Notes") in the aggregate principal amount of $115.0 million. The Notes have not been registered under the Securities Act of 1933, as amended (the "Act") and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Act. A portion of the proceeds were used to pay-off the revolving credit facility described in Note 4 below. The Notes are subject to various covenants, including among other things, limiting additional indebtedness and the ability to pay dividends.

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

During May 1998 in connection with the sale of the Notes, the Company entered into a Treasury yield collar agreement (the "Treasury Collar") with a bank, to hedge against the movement in interest rates on the ten-year Treasury Note. The Treasury Collar was in the notional amount of $100.0 million. During June 1998, the Company terminated the Treasury Collar and, in connection therewith, made a payment of approximately $1.6 million to the bank which was recorded as deferred financing costs included in intangible assets in the accompanying consolidated balance sheets. The termination fee will be amortized over the 10 year life of the Notes.

4.  OTHER DEBT OBLIGATIONS

The Company previously maintained an uncollateralized $100 million Credit Facility with First Union National Bank of North Carolina ("FUNB"). The Company terminated the FUNB Credit Facility effective July 1, 1998. As of September 30, 1998, the Company had no revolving credit facility in place.

During July 1998, the Company executed a mortgage note in the amount of $10.8 million. The note bears interest at a fixed rate of 7.40% through July 2003, and then will be adjusted to an interest rate which is 175 basis points over the five year Treasury Constant Maturities (as defined by the Federal Reserve System), yet in any event, shall not bear an interest rate below 7.25%. The mortgage note is collateralized by the deed of trust covering certain real property located at the Company's new Papillion, Nebraska facility.

During June 1998, the Company executed a commitment letter with a bank proposing to extend credit up to $13.5 million related to the financing of the Company's new facility in Montebello, New York. The commitment is subject to the negotiation and execution of a definitive credit and security agreement. The note would be collateralized by certain real property.

5.  EARNINGS PER SHARE INFORMATION

The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Options on 0.6 million shares of common stock were not included in computing diluted earnings per share for the three month period ended September 30, 1998, because their effects were antidilutive. Options on 1.1 million and
1.2 million shares of common stock were not included in computing diluted earnings per share for the nine month period ended September 30, 1998 and 1997, respectively, because their effects were antidilutive.

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                 1998       1997       1998       1997
                                                ------     ------     ------     ------
Weighted average number of shares outstanding
   used in basic earnings per share .........   49,360     48,774     49,319     47,964
Net additional common stock equivalent shares
   outstanding after assumed exercise of
   stock options ............................     --        1,499       --         --
                                                ------     ------     ------     ------

Weighted average number of shares outstanding
   Used in basic earnings per share .........   49,360     50,273     49,319     47,964
                                                ======     ======     ======     ======


6.  ACCOUNTING STANDARDS

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

                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                        1998        1997        1998        1997
                                                      --------    --------    --------    --------
Net income (loss) .................................   $(13,273)   $    759    $ (4,215)   $(43,527)
Other comprehensive income (loss):
Unrealized gain (loss) from investments:
   Unrealized holding gains (losses) arising during
     the period, net of income taxes of $(484),
     $2,143, $5,536, and $1,419, respectively .....       (789)      3,496       9,032       2,316
   Reclassification adjustment for net (gains)
     losses included in net income, net of
     income taxes of $0, $(192), $(6,287),
     and $(442), respectively .....................       --          (313)    (10,258)       (721)
                                                      --------    --------    --------    --------
   Net unrealized gain (loss) from investments ....       (789)      3,183      (1,226)      1,595
                                                      --------    --------    --------    --------

Comprehensive income (loss) .......................   $(14,062)   $  3,942    $ (5,441)   $ 41,932
                                                      ========    ========    ========    ========

In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997, which will expand disclosures made by the Company and will have no impact on consolidated financial position, results of operations or cash flows.

In 1998, the Accounting Standards Committee issued Statement of Accounting Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on when costs incurred for internal-use computer software are and are not capitalized, and on the accounting for such software that is marketed

7. CONTINGENCIES

The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company's financial position, results of operations, or cash flows. See also Note 8 below and Part II, Item 1.

8. SUBSEQUENT EVENT

During October 1998, the Company announced a decision in its year-long arbitration dispute with Experian Information Solutions, Inc., a division of TRW, Inc. The dispute centered around a license agreement between the Database America Companies ("DBA") and Experian prior to the Company's acquisition of DBA. DBA claimed that Experian breached the license agreement by, among other things, providing data to third parties in violation of that agreement. Experian claimed that DBA improperly terminated the agreement. Both sides sought damages resulting from their claims of breach.

On October 16, 1998, the Arbitrator from the American Arbitration Association found DBA to have breached the contract and awarded damages to Experian in the amount of $4,447,000. Although the Arbitrator found that Experian had provided data improperly to a third party, he did not find it to be a material breach.

The Company recorded a provision for litigation settlement of $4.5 million during the third quarter of 1998 related to this dispute which is reflected in the accompanying consolidated statements of operations. The Company has reviewed the Arbitrator's decision and believes that the amount of damages is not supported by either the law or the facts. The Company is currently reviewing its options for a petition to the Arbitrator for reconsideration on the issue of damages and a potential appeal on the grounds that the Arbitrator did not apply the appropriate limitations of California law regarding damages claims.

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

This discussion and analysis contains forward-looking statements, including without limitation statements in the discussion of net sales, liquidity and capital resources and Year 2000 compliance, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by those sections. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Operating Results" below. The Company assumes no obligation to update the forward-looking statement or such factors.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the Company's consolidated statement of operations data expressed as a percentage of net sales, and selected other financial data expressed as designated within the table:

                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                     1998         1997         1998         1997
                                                                   --------     --------     --------     --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Net sales ......................................................        100%         100%         100%         100%
Costs and expenses:
  Database and production costs ................................         33           28           29           28
  Selling, general and administrative ..........................         75           42           53           43
  Depreciation and amortization ................................         14           18           12           17
  Provision for litigation settlement ..........................          8         --              2         --
  Acquisition-related and restructuring charges ................          2            9            9           40
                                                                   --------     --------     --------     --------
     Total costs and expenses ..................................        132           96          105          128
                                                                   --------     --------     --------     --------
Operating income (loss) ........................................        (32)           4           (5)         (28)
Other income (expense), net ....................................         (5)          (1)           5         --
                                                                   --------     --------     --------     --------
Income (loss) before income taxes ..............................        (37)           3         --            (28)
Income taxes ...................................................         13            2            3            3
                                                                   --------     --------     --------     --------
Net income (loss) ..............................................        (24)%          2%          (2)%        (31)%
                                                                   ========     ========     ========     ========

OTHER DATA:

     SALES BY PRODUCT GROUP(1):
      (AMOUNTS IN MILLIONS)

       Sales Lead Generation Products ..........................   $   35.3     $   29.5     $  109.9     $   94.5
       Data Processing Services ................................       16.9         14.6         45.9         30.9
       Consumer CD-ROM Products ................................        2.9          6.5         16.7         14.1
                                                                   --------     --------     --------     --------
       Total ...................................................   $   55.1     $   50.6     $  172.5     $  139.5
                                                                   ========     ========     ========     ========

     SALES BY PRODUCT GROUP AS A PERCENTAGE OF  NET SALES(1):

       Sales Lead Generation Products ..........................         64%          58%          64%          68%
       Data Processing Services ................................         31           29           26           22
       Consumer CD-ROM Products ................................          5           13           10           10
                                                                   --------     --------     --------     --------
       Total ...................................................        100%         100%         100%         100%
                                                                   ========     ========     ========     ========

Earnings before, interest, taxes, depreciation and amortization,
  as adjusted("EBITDA, as adjusted") (2) .......................   $ (4,105)    $ 15,076     $ 31,363     $ 41,441
                                                                   ========     ========     ========     ========
EBITDA, as adjusted, as a percentage of net sales ..............       --             30%          18%          30%
                                                                   ========     ========     ========     ========
Ratio of EBITDA, as adjusted, to interest expense ..............       --           12.4          5.0         15.4
                                                                   ========     ========     ========     ========
Ratio of earnings to fixed charges (3) .........................       --            2.3          1.1         --
                                                                   ========     ========     ========     ========

(1) Amounts and percentages below may not be fully comparable from period to period due to the acquisition of the Database America Companies ("DBA") in February 1997, Pro CD in August 1997, Walter Karl in March 1998 and JAMI in June 1998.


(2) "EBITDA, as adjusted" is defined as operating income (loss) adjusted to exclude depreciation, amortization of intangible assets, and acquisition-related and restructuring charges. EBITDA, as adjusted, is presented because it is a widely accepted indicator of a company's ability to incur and service debt. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

(3) "Earnings to fixed charges ratio" is determined by dividing the sum of income before income taxes and interest expense by interest expense.

NET SALES

Net sales for the quarter ended September 30, 1998 were $55.1 million, a 9% increase from $50.6 million for the same period in 1997. Net sales of sales lead generation products for the third quarter of 1998 were $35.3 million, a 20% increase from $29.5 million in the third quarter of 1997. Net sales of data processing services for the third quarter of 1998 were $16.9 million, a 16% increase from $14.6 million for the same period in 1997. Net sales of consumer CD-ROM products for the third quarter of 1998 were $2.9 million, a 55% decrease from $6.5 million for the same period in 1997. The decrease in consumer CD-ROM product net sales reflects the general market decline the Company has experienced related to this business and an increase in estimates for reserves of $2.7 million related to product returns.

For the nine months ended September 30, 1998 net sales were $172.5 million, a 24% increase from $139.5 million for the same period in 1997. Net sales of sales lead generation products for the nine months ended September 30, 1998 were $109.9 million, a 16% increase from $94.5 million for the same period in 1997. Factors contributing to an increase in net sales of sales leads products include the enhancement of existing and development of new sales lead generation products and the increase in the number of mailing pieces mailed from 21.3 million during the first nine months of 1997 to 30.0 million during the same period of 1998. Net sales of data processing services for the nine months ended September 30, 1998 were $45.9 million, a 49% increase from $30.9 million for the same period in 1997. Net sales of consumer CD-ROM products for the nine months ended September 30, 1998 were $16.7 million, an 18% increase from $14.1 million for the same period in 1997. Although the Company experienced an increase in net sales of consumer CD-ROM products for the nine months ended September 30, 1998 versus the same period in 1997, a portion of the increase relates to the acquisition of Pro CD during August 1997, as the Company recorded the results of operations for Pro CD for only two months of the nine months ended September 30, 1997.

During the third quarter of 1998, a major customer of data processing services informed the Company that it would cancel certain direct mail activities requiring the Company's services, adversely affecting net sales of data processing services previously described. The Company believes that the cancellation of services provided to this customer may cause a decline in future data processing services net sales.

DATABASE AND PRODUCTION COSTS

 Database and production costs for the third quarter of 1998 were $18.0 million, or 33% of net sales, compared to $14.1 million, or 28% of net sales, for the third quarter of 1997. For the nine month period, these costs were $49.5 million, or 29% of net sales, compared to $38.7 million, or 28% of net sales for the same period in 1997. The increase in database and production costs as a percentage of net sales is principally the result of the write-down of $0.9 million the Company recorded during the third quarter of 1998 on its remaining 1998 consumer CD-ROM product inventory on hand.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the third quarter of 1998 were $41.2 million, or 75% of net sales, compared to $21.3 million, or 42% of net sales, for the third quarter of 1997. For the nine month period, these costs were $91.7 million, or 53% of net sales, compared to $59.4 million, or 43% of net sales for the same period in 1997. The increase in selling, general and administrative expenses as a percentage of net sales is principally the result of the Company's increase in estimates for reserves related to price protection and cooperative advertising for consumer CD-ROM products and additions to other general reserves totalling $12.1 million.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses for the third quarter of 1998 were $7.7 million, or 14% of net sales, compared to $9.0 million, or 18% of net sales, for the third quarter of 1997. For the nine month period, these costs were $20.8 million, or 12% of net sales, compared to $24.4 million, or 17% of net sales for the same period in 1997. Amortization of acquired database costs and purchased data processing software associated with the acquisition of the Database America Companies (DBA) in February 1997 totaled $1.2 million and $5.8 million for the quarters ended September 30, 1998, and 1997, respectively, and $5.1 million and $15.8 million for the nine months ended September 30, 1998, and 1997, respectively.

Excluding amortization on acquired database costs and purchased data processing software associated with the acquisition of DBA in February 1997, depreciation and amortization expenses were $6.5 million and $3.2 million for the third quarter of 1998 and 1997, respectively, and $15.7 million and $8.6 million for the nine month periods ended September 30, 1998 and 1997, respectively. The increase relates primarily to amortization of intangibles for acquisitions recorded since June 1997, including Pro CD in August 1997, Walter Karl in March 1998, and JAMI Marketing Services in June 1998.

PROVISION FOR LITIGATION SETTLEMENT

 The Company recorded a provision for litigation settlement of $4.5 million during the third quarter of 1998 related to a dispute which is reflected in the accompanying consolidated statements of operations. See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding the dispute.

ACQUISITION-RELATED AND RESTRUCTURING CHARGES

The accompanying consolidated statement of operations for the three month period ended September 30, 1998 reflects $1.2 million for restructuring costs related to certain cost reduction measures the Company enacted during the third quarter of 1998. See Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding these charges.

For the nine month period ended September 30, 1998, in addition to the write-off of purchased in-process research and development costs of $9.2 million for Walter Karl described in Note 2 of the Notes to the Consolidated Financial Statements, included in acquisition-related and restructuring charges in the accompanying consolidated statement of operations are: $3.0 million of costs associated with the Company's bid to acquire Metromail Corporation, $0.7 million associated with the Company's offering to sell Class A Common Stock which was not completed, $1.4 million for restructuring costs related to the Company's compilation and sales activities for new businesses enacted during the first quarter of 1998, and $1.2 million for restructuring costs related to certain cost reduction measures enacted during the third quarter of 1998.

These acquisition-related and restructuring charges totaled $15.5 million, and represented 9% of net sales during the nine months ended September 30, 1998. As part of the acquisition of the Database America Companies in February 1997 and Pro CD in August 1997, the Company recorded charges totaling $56.1 million, or 40% of net sales, during the nine months ended September 30, 1997 for the write-off of acquired in-process research and development costs as well as other related integration and organizational restructuring costs.

OPERATING INCOME (LOSS)

Including the factors previously described, the Company had an operating loss of $(17.5) million, or (32)% of net sales for the third quarter ended September 30, 1998, as compared to operating income of $1.8 million, or 4% of net sales for the same period in 1997. For the nine month period, the Company had an operating loss of $(9.4) million, or (5)% of net sales, as compared to an operating loss of $(39.1) million, or (28)% of net sales for the same period in 1997.

OTHER INCOME (EXPENSE), NET

Other income (expense), net for the third quarter of 1998 was $(2.9) million, as compared to $(0.3) million in the same period for 1997. The increase in other expense is principally the result of additional debt outstanding during the third quarter of 1998 versus the comparable period in 1997. In addition, the Company recorded investment income of $0.2 million in the third quarter of 1998 versus $1.0 million during the same period in 1997. For the nine months ended September 30, 1998 and 1997, other income (expense), net was $10.1 million and $(0.2) million, respectively. During the second quarter of 1998, the Company recorded a realized gain of $16.5 million on the disposition of its holdings in Metromail Corporation common stock. This realized gain was offset during the second quarter of 1998 when the Company recorded a loss of $2.0 million on the write-off of an investment classified in other assets in the accompanying consolidated balance sheets.

INCOME TAXES

A provision for income taxes of $(7.1) million and $0.8 million was recorded for the third quarter ended September 30, 1998 and 1997, respectively, and $4.9 million and $4.3 million for the nine months ended June 30, 1998, and 1997, respectively. Acquisition-related charges of $9.2 million and $49.2 million were included in income before income taxes during the nine months ended September 30, 1998 and 1997, respectively, but are not deductible for tax purposes. The provision for these periods also reflect the inclusion of amortization on certain intangibles in taxable income not deductible for tax purposes.

EBITDA, AS ADJUSTED

Excluding acquisition-related and restructuring charges previously described, the Company's EBITDA, as adjusted, was $(4.1) million, or (7)% of net sales, during the third quarter of 1998, compared to $15.1 million, or 30% of net sales, during the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $24.5 million and marketable securities with a fair market value of $19.0 million. As of September 30, 1998, the Company had working capital of $59.6 million.

The Company terminated its revolving credit facility with First Union National Bank during July 1998.

Net cash provided by operating activities during the nine month period ended September 30, 1998 totaled $9.3 million. The Company spent $16.7 million related to property additions during the same period. The Company completed construction in August 1998 of a new facility for the consumer and business database compilation division located in Papillion, Nebraska, at an estimated cost of approximately $10.0 million. The Company is also building a new sales center and data processing services facility in Montebello, New York, with an estimated cost of $10.0 million, which is presently anticipated to be completed in the summer of 2000.

During the nine months ended September 30, 1998, the Company paid $19.4 million, $12.9 million and $0.5 million in connection with the acquisitions of Walter Karl, JAMI and Contacts Target Marketing, respectively. See Note 2 to the Notes to the Consolidated Financial Statements for additional information related to these acquisitions.

During May 1998, the Company recorded a realized gain on the disposition of its holdings in the common stock of Metromail Corporation of $16.5 million. The Company recorded gross proceeds on the disposition of the Metromail Corporation common stock of $34.2 million.

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

YEAR 2000 COMPLIANCE BY THE COMPANY AND OTHERS


In 1996 the Company began preparing its computer-based systems for Year 2000 ("Y2k") computer software compliance. The Company's Y2k project covers both traditional computer based systems and infrastructure ("IT Systems") and computer based facilities and equipment ("Non IT Systems"). The Company's project has six phases: Inventory, Assessment, Renovation, Testing, Implementation and contingency Planning.

The Company has completed an inventory and assessment of its IT Systems. These systems are over 90% Y2k compliant. The Company expects to correct non-compliant IT Systems by replacing or correcting them by the end of the second quarter 1999 with testing and implementation completed by the end of the third quarter of 1999. The Company has completed an inventory and assessment of its Non-IT Systems. The Company expects to replace any non-compliant Non-IT Systems by the end of the first quarter 1999, with testing and implementation completed by the end of the second quarter of 1999.

The Company's Y2k project also considers the readiness of significant customers and vendors. Such significant vendors have indicated to the Company an expectation to be Y2k compliant. There are no vendors whose non-compliance will impair the ability of the company to obtain necessary goods or to sell or provide products/services to its customers. Disruptions of the computer systems of the Company's vendors are not expected to have a material adverse effect on the Company's financial conditions and results of operations for the period of such disruption.

The Company believes that the most reasonable worst case Y2k scenario is that a small number of vendors will be unable to supply goods for a short time after January 1, 2000. As part of its Y2k process, the Company plans to develop contingency plans with respect to such scenarios. No mission-critical systems or facilities necessary for the Company's continued operation are considered to be at risk. Although these plans are yet to be developed, the Company expects that these plans may include a combination of actions including stockpiling of goods and selective resourcing of business to Y2k compliant vendors.

The Company has incurred approximately $2.25 million of Y2k cost. These costs fall into three categories: 1) systems replacement, 2) specific Y2k assessment effort, and 3) expense cost of Y2k Project office. Future expenses are estimated to include approximately $3.5 million of additional cost. These future costs are expected to be primarily replacement system costs. Such cost estimates are based upon presently available information and may change as the Company continues with its Y2k project. The Company anticipates to pay for its Y2k compliance plan from operating cash flows.

The above discussion regarding costs, risks and estimated completion dates for Y2k compliance is based on the Company's best estimates given information that is currently available, and is subject to change. Actual costs may substantially exceed the Company's assessment due to unanticipated Y2k problems associated with the Company's IT and non-IT systems and products. Further, failure of the Company's vendors and customers to address Y2k problems in a timely manner may have a greater adverse affect on the Company's business than presently expected.

FACTORS THAT MAY AFFECT OPERATING RESULTS

INTEGRATION OF RECENT AND FUTURE ACQUISITIONS

     Since mid-1996, the Company has completed eight significant acquisitions, including the August 1996 acquisition of Digital Directory Assistance, the November 1996 merger with County Data Corporation and acquisition of Marketing Data Systems, the December 1996 acquisition of BJ Hunter, the February 1997 merger with Database America ("DBA"), the August 1997 acquisition of Pro CD, the March 1998 acquisition of Walter Karl and the May 1998 acquisition of JAMI Marketing. The Company also made a number of other acquisitions in prior periods. In March 1998, the Company attempted to acquire Metromail Corporation ("Metromail") for approximately $850.0 million, including the assumption of debt, and may in the future evaluate other acquisitions of that magnitude. See "Business -- Litigation." The Company's strategy includes continued growth through acquisitions of complementary products, technologies or businesses, which, if implemented, may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of operations, databases, products and personnel, difficulty in applying the Company's internal controls to acquired businesses and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent that efforts to integrate recent or future acquisitions fail, there could be a material adverse effect on the Company's business, financial condition and results of operations. While the Company has not made any binding commitments with respect to any particular future acquisitions, the Company frequently evaluates the strategic opportunities available to it and intends to pursue opportunities that it believes fit its business strategy.

RECENT CHANGES IN SENIOR MANAGEMENT

     The Company has recently undergone significant changes in its senior management team, even as it has experienced rapid growth both internally and through acquisitions. Vinod Gupta, the Company's Chairman, was re-appointed Chief Executive Officer in July 1998, having resigned that position in October 1997. Scott Dahnke, Chief Executive Officer from October 1997, Jon Wellman, President and Chief Operating Officer since January 1997 and Chief Financial Officer from January 1995 to January 1997, Steve Purcell, Chief Financial Officer since April 1997, Rick Puckett, Controller of the Company since October 1997 and Chief Financial Officer after Mr. Purcell's departure, Gregory Back, Executive Vice President of Corporate Planning and Business Development since October 1997 and Kevin Hall, Senior Vice President of Special Projects since October 1997 ceased their employment with the Company between July and September 1998. Gautam Gupta, a director of the Company who is unrelated to Vinod Gupta, is now serving as acting Chief Financial Officer while the Company conducts a search for his permanent replacement. Sanford Goodman, Vice President of Corporate Development, joined the Company in June 1998. Messrs. Dahnke, Wellman, Purcell, Puckett, Back and Hall did not resign because of any disagreements with the Company's Board or other senior management, and much of the Company's remaining senior management team has been with the Company for many years. The Company has now been reorganized into three major groups headed by group presidents. Al Ambrosino, who has been with the Company or its subsidiary for 19 years, Monica Messer, who has been with the Company for 15 years, and William Chasse, who has been with the Company for 10 years, have each been named group president. In the past, limitations on senior management resources resulted in a few key individuals taking on multiple roles and responsibilities in the Company, which in turn placed a significant strain on the Company's senior management. Failure of the Company to identify and hire a permanent Chief Financial Officer on a timely basis or failure of Company's senior management to adjust to new responsibilities, manage growth or work together effectively could result in disruptions of operations or the departure of additional key personnel, which in turn could have a material adverse effect on the Company's business, financial condition, results of operations and stock price.

FLUCTUATIONS IN OPERATING RESULTS

     The Company believes that future operating results will be subject to quarterly and annual fluctuations, and that long term growth will depend upon the Company's ability to expand its present business and complete strategic acquisitions. The Company's net sales on a quarterly basis can be affected by seasonal characteristics and certain other factors. For example, the Company typically experiences higher revenue from its sales leads products in the fall of each year due to increases in direct marketing by the Company's clients in the fourth quarter of each year. Revenue from sales lead generation products is generally lower in the summer due to decreased direct marketing activity of the Company's customers during that time. The Company typically experiences decreases in net sales of consumer CD ROM products just prior to the introduction of new editions of these products. This effect, coupled with the changes in estimates outlined below, resulted in a decline in consumer CD ROM net sales in the three months ended September 30, 1998 compared to the prior year period and the three months ended June 30, 1998. In addition, cancellation of a major data processing contract in the three months ended September 30, 1998 resulted in lower than expected net sales of data processing services in that period. The Company's operating expenses are determined in part based on the Company's expectations of future revenue growth and are substantially fixed. As a result, unexpected changes in revenue levels, such as those discussed above, have a disproportionate effect on operating performance in any given period. In addition, changes in estimates for increased reserves and allowances, the provision of an arbitration reserve and charges related to cost-cutting in the three months ended September 30, 1998 amounted to a total of $21.4 million in charges in that period. As a result of these charges and the weakness of net sales discussed above, the Company recorded a net loss of $13.3 million for the three months ended September 30, 1998, and may record a net loss for the fiscal year. If the Company is required to record charges in the future, such charges could materially and adversely affect the Company's business, financial condition or results of operations. Long term growth will be materially adversely affected if the Company fails to broaden its existing product and service offerings, increase sales of products and services, or expand into new markets, or complete acquisitions or successfully integrate acquired operations into its existing operations. To the extent there are fluctuations in operating results or the Company fails to achieve long-term internal growth or growth through acquisitions, there could be a material adverse effect on the Company's business, financial condition or results of operations.

RISK OF PRODUCT RETURNS

     The Company has agreements that allow retailers certain rights to return its consumer CD-ROM products. Accordingly, the Company is exposed to the risk of product returns from retailers and distributors, particularly in the case of products sold shortly before introduction of the next year's edition of the same product. Consumers may also seek to return consumer CD-ROM products, although historically returns from consumers have been low. At the time of product sales, the Company establishes reserves based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, seasonal variations in product returns, distributor and retailer inventories of the Company's products and other factors. Actual product returns could differ from estimates, and product returns that exceed the Company's reserves could materially adversely affect the Company's business, financial condition and results of operations. In addition, changes in estimates of reserves for product returns can have a material and adverse effect on the Company's operating results. For example, as discussed above, changes in estimates for increased reserves and allowances in the consumer CD-ROM business, primarily to account for anticipated returns and price protection adjustments, together with additions to other reserves, amounted to charges of approximately $15.5 million in the three months ended September 30, 1998 (out of the $21.4 million in charges discussed above), contributing to the Company's net loss for that period.

EFFECTS OF LEVERAGE

     As of September 30, 1998, the Company had total indebtedness of approximately $128.6 million. In addition, the Indenture allows the Company to enter into a revolving credit facility under which it would be able to incur up to $100.0 million of additional borrowings, all of which would be senior to the Notes. Moreover, the Indenture under which the Notes will be issued permits the Company to incur substantial additional indebtedness (including, subject to certain conditions, an additional $85.0 million of senior subordinated notes under the Indenture), a material portion of which could be senior to the Notes.

     The Company's ability to pay principal and interest on the Notes and to satisfy its other debt obligations will depend upon its future operating performance, which performance will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. The Company's ability to pay principal and interest on the Notes and to satisfy its other debt obligations may also depend upon the future availability of revolving credit borrowings under a revolving credit facility. Such availability will depend on, among other things, the Company's ability to enter into such a credit facility on acceptable terms and its ability to meet certain specified financial ratios and maintenance tests. The Company expects that, based on current and expected levels of operations, its operating cash flow should be sufficient to meet its operating expenses, to make necessary capital expenditures and to service its debt requirements as they become due. If the Company is unable to service its indebtedness, it will be forced to take actions, such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing its indebtedness (including the Notes) or seeking additional equity capital. There is no assurance that any of these remedies could be effected on satisfactory terms, if at all.

RESTRICTIONS IMPOSED BY TERMS OF INDEBTEDNESS

     The Indenture governing the terms of the Notes contains certain covenants limiting, subject to certain exceptions, the incurrence of indebtedness, payment of dividends or other restricted payments, issuance of guarantees, entering into certain transactions with affiliates, consummation of certain asset sales, certain mergers and consolidations, sales or other dispositions of all or substantially all of the assets of the Company and imposing restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company and its subsidiaries. A breach of any of these covenants could result in an event of default under the Indenture. The Company's ability to comply with such covenants may be affected by events beyond its control.

     In addition, if the Company were to enter into a revolving credit facility, such facility would contain other restrictive covenants which would be more restrictive than those contained in the Indenture. A breach of any of these covenants, unless waived, would result in a default under such a credit facility. Upon the occurrence of an event of default under such a credit facility, the lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If the lenders under such a credit facility accelerate the payment of such indebtedness, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the other indebtedness of the Company, including the Notes. If the Company were unable to repay those amounts, such lenders could proceed against the collateral granted to them to secure that indebtedness.

RISKS ASSOCIATED WITH CHANGES IN TECHNOLOGY

     Advances in information technology may result in changing customer preferences for products and product delivery formats in the business and consumer marketing information industry. The Company believes it is presently the leading provider of marketing information on CD-ROM. However, the Company's sales of CD-ROM's in the quarter ended September 30, 1998 were lower than expected by the Company and projected by financial analysts. In addition, the Company believes that if customers increasingly look to the Internet, digital video disc ("DVD") or other new technology for information resources, the market for business and consumer information on CD-ROM may contract and prices for CD-ROM products may have to decrease or CD-ROM products may become obsolete. The Company plans to offer and sell its products and services increasingly over the Internet and to introduce products on DVD. Failure of the Company to improve sales of CD-ROM products or to successfully sell its products over the Internet or on DVD or to successfully introduce products that take advantage of other technological changes may thus have a material adverse effect on the Company's business, results of operations and financial condition.

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

PURCHASE OF NOTES UPON A CHANGE OF CONTROL

         Upon the occurrence of a change of control of the Company in certain circumstances, the Company is required to make an offer to purchase all outstanding Notes at a purchase price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. There can be no assurance that the Company will have available funds sufficient to purchase the Notes upon such change of control. In addition, any change of control, and any repurchase of the Notes required under the Indenture upon a change of control, may constitute an event of default under any revolving credit facility which the Company may enter into, and in that event the obligations of the Company thereunder could be declared due and payable by the lenders thereunder. Upon the occurrence of an event of default, the lenders under such a credit facility may have the ability to block repurchases of the Notes for a period of time and upon any acceleration of the obligations under such a credit facility, the lenders thereunder would be entitled to receive payment of all outstanding obligations thereunder before the Company may repurchase any of the Notes tendered pursuant to an offer to repurchase the Notes upon such change of control.

                                  INFOUSA INC.




                                    FORM 10-Q



                              FOR THE QUARTER ENDED

                               SEPTEMBER 30, 1998




                                     PART II




                                OTHER INFORMATION














                                  INFOUSA INC.

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1998

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS


On March 17, 1998, the Company filed suit in Delaware court to enjoin a merger agreement whereby Great Universal Stores, PLC ("GUS") would acquire Metromail Corporation ("Metromail") for $31.50 per share. On March 20, 1998, GUS filed a counterclaim against the Company alleging, among other things, that the Company tortiously interfered with the Merger Agreement and GUS's prospective business relations with Metromail. The Counterclaim also alleges that the Company breached a confidentiality agreement entered into by the Company with Metromail's financial advisor and of which GUS is a third party beneficiary. As relief, the GUS claim seeks, among other things, injunctive relief and actual, punitive and other damages in an amount to be determined at trial, estimated by GUS to exceed $500 million, plus fees and expenses. On March 27, 1998, the Delaware Chancery Court denied the Company's motion for a preliminary injunction to block the GUS Merger Agreement. The Company does not believe that the GUS counterclaim has merit and will vigorously defend the suit, however there can be no assurance that this matter will be resolved without a material adverse affect on the Company's financial condition. On March 30, 1998, the Metromail Board of Directors accepted a proposal to be acquired by GUS for $34.50 per share. On November 3, 1998, the Company and GUS filed a stipulation of dismissal with the Delaware Chancery Court, and the Company expects the Court to approve the stipulation and dismiss the claim and counter claims with prejudice shortly.


     During October 1998, the Company announced a decision in its year-long arbitration dispute with Experian Information Solutions, Inc., a division of TRW, Inc. The dispute centered around a license agreement between the Database America Companies ("DBA") and Experian prior to the Company's acquisition of DBA. DBA claimed that Experian breached the license agreement by, among other things, providing data to third parties in violation of that agreement. Experian claimed that DBA improperly terminated the agreement. Both sides sought damages resulting from their claims of breach.

     On October 16, 1998, the Arbitrator from the American Arbitration Association found DBA to have breached the contract and awarded damages to Experian in the amount of $4,447,000. Although the Arbitrator found that Experian had provided data improperly to a third party, he did not find it to be a material breach.

     The Company has reviewed the Arbitrator's decision and believes that the amount of damages is not supported by either the law or the facts. The Company is currently reviewing its options for a petition to the Arbitrator for reconsideration on the issue of damages and a potential appeal on the grounds that the Arbitrator did not apply the appropriate limitations of California law regarding damages claims.

ITEM 5.  OTHER INFORMATION

     In October 1998, Rick Puckett resigned as the Company's Chief Financial Officer. The Company appointed Gautam Gupta, a director of the Company, as acting Chief Financial Officer and is searching for a permanent replacement. Gautam Gupta is unrelated to the Company's Chairman and Chief Executive Officer Vinod Gupta.

         On October 1, 1998, PricewaterhouseCoopers LLP, the Company's independent accountants resigned from their engagement as principal accountants for the Company. On October 12, 1998, the Company engaged the services of KPMG Peat Marwick LLP to serve as the Company's principal accountants for the current fiscal year. Refer to the current reports on Form 8-K filed on October 8, 1998 and October 13, 1998, respectively, for additional information regarding the change in the Company's accountants.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  27        Financial Data Schedule

         (b)      Report on Form 8-K

     Effective July 31, 1998, the Company filed a current report on Form 8-K related to the change in the Company's name from American Business Information, Inc. to infoUSA Inc.

                               S I G N A T U R E S
                               -------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INFOUSA INC.


Date:  November 13, 1998          /S/ VINOD GUPTA
     ----------------------       ------------------------------------------
                                  Vinod Gupta, Chief Executive Officer and
                                  Chairman of the Board


                                   /S/ GAUTAM GUPTA
                                  ------------------------------------------
                                  Gautam Gupta, Acting Chief Financial Officer
                                  (principal financial officer)

                                INDEX TO EXHIBITS


Exhibit No.                        Description
-----------                        -----------

     27                      Financial Data Schedule