Form 10-Q/A
period 1998-03-31
INFOUSA INC
filed 1999-02-19
CIK 879437

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

                                For the Quarter
                              Ended March 31, 1998

                                     Part 1

                     FINANCIAL INFORMATION AND MANAGEMENT'S
                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS
                                                                             MARCH 31,       DECEMBER 31,
                                                                               1998              1997
                                                                           ------------      ------------
Current assets:
  Cash and cash equivalents ..........................................     $     14,499      $     10,653
  Marketable securities ..............................................           40,803            24,045
  Trade accounts receivable, net of allowances of $7,678 and
     $6,013, respectively ............................................           55,544            49,409
  Income taxes receivable ............................................               --               345
  Prepaid expenses ...................................................            4,345             3,475
  Deferred marketing costs ...........................................            4,027             3,417
                                                                           ------------      ------------
          Total current assets .......................................          119,218            91,344
                                                                           ------------      ------------
Property and equipment, net ..........................................           29,238            25,117
Intangible assets, net of accumulated amortization ...................          101,511            73,741
Deferred income taxes ................................................               --             1,410
Other assets .........................................................            3,494             3,299
                                                                           ------------      ------------
                                                                           $    253,461      $    194,911
                                                                           ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ..................................     $     97,902      $        716
  Payable to shareholders ............................................               --             1,871
  Accounts payable ...................................................           19,905             9,426
  Accrued payroll expenses ...........................................            6,287             4,910
  Accrued expenses ...................................................           12,850             5,406
  Income taxes payable ...............................................            1,521                --
  Deferred revenue ...................................................            4,511             4,238
  Deferred income taxes ..............................................            7,163             4,770
                                                                           ------------      ------------
          Total current liabilities ..................................          150,139            31,337
                                                                           ------------      ------------
Long-term debt, net of current portion ...............................            3,338            81,284
Deferred income taxes ................................................            5,691                --
Other liabilities ....................................................            2,232             2,054
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000 shares;
     none issued or outstanding ......................................               --                --
Class A common stock, $.0025 par value. Authorized 220,000,000 shares; 24,663,661 shares issued and outstanding at
    March 31, 1998 and 24,460,332 shares issued and
    outstanding at December 31, 1997 .................................               62                61
Class B common stock, $.0025 par value. Authorized 75,000,000 shares; 24,828,661 shares issued and 24,663,661 shares
   outstanding at March 31, 1998 and 22,625,332 shares issued
   and 24,460,332 shares outstanding at December 31, 1997 ............               62                62
  Paid-in capital ....................................................           72,052            69,055
  Retained earnings ..................................................           12,019            13,126
  Treasury stock, at cost, 165,000 shares of Class B common stock
     held at March 31, 1998 and December 31, 1997 ....................           (2,281)           (2,281)
  Unrealized holding gain (loss), net of tax .........................           10,147               213
                                                                           ------------      ------------
          Total stockholders' equity .................................           92,061            80,236
                                                                           ------------      ------------
                                                                           $    253,461      $    194,911
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

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      FOR THE QUARTERS ENDED
                                                   ----------------------------
                                                    MARCH 31,        MARCH 31,
                                                      1998             1997
                                                   -----------      -----------
Net sales ....................................     $    55,380      $    41,948
Costs and expenses:
  Database and production costs ..............          15,405           11,415
  Selling, general and administrative ........          23,394           17,986
  Depreciation and amortization ..............           6,870            6,356
  Acquisition-related and restructuring
    charges ..................................           8,477           51,798
                                                   -----------      -----------
                                                        54,146           87,555
                                                   -----------      -----------
Operating income (loss).......................           1,234          (45,607)
Other income (expense):
  Investment income ..........................             996              550
  Interest expense ...........................          (1,279)            (508)
                                                   -----------      -----------
Income (loss) before income taxes.............             951          (45,565)
Income taxes .................................           2,058            1,631
                                                   -----------      -----------
Net loss .....................................     $    (1,107)     $   (47,196)
                                                   ===========      ===========



BASIC EARNINGS PER SHARE:

  Net loss ...................................     $     (0.02)     $     (1.02)
                                                   ===========      ===========
  Weighted average shares outstanding ........          49,395           46,412
                                                   ===========      ===========

DILUTED EARNINGS PER SHARE:

  Net loss ...................................     $     (0.02)     $     (1.02)
                                                   ===========      ===========
  Weighted average shares outstanding ........          49,395           46,412
                                                   ===========      ===========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

              AMERICAN BUSINESS INFORMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     FOR THE QUARTERS ENDED
                                                                 ------------------------------
                                                                   MARCH 31,         MARCH 31,
                                                                     1998              1997
                                                                 ------------      ------------
Cash flows from operating activities:
  Net loss .................................................     $     (1,107)     $    (47,196)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization .........................            6,870             5,728
     Deferred income taxes .................................           (2,096)            1,963
     Net realized (gains) losses on sale of
       marketable securities investments ...................             (985)               --
     Acquisition-related  and restructuring
       charges .............................................            8,477            51,798
     Changes in assets and liabilities, net of
       effect of acquisitions:
       Trade accounts receivable ...........................              796            (1,943)
       Prepaid expenses ....................................              (57)             (670)
       Deferred marketing costs ............................             (610)              246
       Accounts payable ....................................             (399)              244
       Income taxes receivable and payable .................            2,267            (1,358)
       Accrued expenses ....................................            4,133             2,598
                                                                 ------------      ------------
          Net cash provided by operating
            activities .....................................            9,023            11,410
Cash flows from investing activities:
  Proceeds from sales of marketable securities .............            1,166            15,404
  Purchases of marketable securities .......................             (786)           (9,593)
  Purchases of other investments ...........................               --            (2,000)
  Purchases of property and equipment ......................           (2,966)           (2,924)
  Acquisitions of businesses ...............................          (18,368)          (64,264)
  Consumer database costs ..................................             (698)               --
  Software development costs ...............................           (1,084)             (885)
                                                                 ------------      ------------
          Net cash used in investing activities ............          (22,736)          (64,262)
Cash flows from financing activities:
  Repayment of long-term debt ..............................           (2,167)             (343)
  Proceeds from long-term debt .............................           19,000            62,000
  Payment of note payable to shareholders ..................               --            (7,925)
  Proceeds from exercise of stock options ..................              726               307
                                                                 ------------      ------------
          Net cash provided by (used in) financing
            activities .....................................           17,559            54,039
Net increase (decrease) in cash and cash
  equivalents ..............................................            3,846             1,187
Cash and cash equivalents, beginning .......................           10,653             7,497
                                                                 ------------      ------------
Cash and cash equivalents, ending ..........................     $     14,499      $      8,684
                                                                 ============      ============
Supplemental cash flow information:
  Interest paid ............................................     $      1,426      $        317
                                                                 ============      ============
  Income taxes paid ........................................     $      1,794      $        157
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


This filing was previously amended to reflect the reclassification of the entire balance of $97.0 million under the Credit Facility (see Note 3) on the accompanying consolidated balance sheets from long-term debt to a current liability. The reclassification was made as the existing waiver (see Note 3) was for a period of less than one year.



Items 1. and 2. of the accompanying Form 10-Q have been restated and amended. During January 1999 the Company performed a new valuation analysis related to the acquisition of Walter Karl, Inc. in March 1998 (see Note 2 to the Notes to Consolidated Financial Statements).

The Company had originally recorded acquisition-related charges of $9.2 million for the write-off of purchased in-process research and development costs. The revaluation resulted in the adjustment of this write-off to $3.8 million. Accordingly, the accompanying consolidated balance sheet reflects an increase in goodwill, total assets, and total stockholders' equity of approximately $5.4 million, which reflects additional amortization expense recorded on the additional goodwill since March 1998. The net effect on the accompanying consolidated statement of operations is an increase in net income of approximately $5.4 million for the three month period ended March 31, 1998, reflecting the reduction of the write-off from $9.2 million to $3.8 million as previously described. The additional net income of $5.4 million has been offset by additional amortization expense recorded on the addition to goodwill since March 1998. As the write-off is not deductible for tax purposes, no adjustment was necessary related to income taxes for this change in valuation.


2.  ACQUISITIONS AND ACQUISITION-RELATED AND RESTRUCTURING CHARGES


Effective March 1998, the Company acquired certain assets and assumed certain liabilities of Walter Karl, Inc. (Walter Karl), a national direct marketing service firm that provides list management, list brokerage, database marketing and direct marketing services to a wide array of customers. Total consideration for the acquisition was approximately $18.4 million in cash, funded using a revolving credit facility (See Note 3). The acquisition has been accounted for under the purchase method of accounting. As part of the acquisition, the Company performed an evaluation analysis and recorded acquisition-related charges of $3.8 million for the write-off of purchased in-process research and development costs which related to projects that had not met technological feasibility. Intangibles and goodwill recorded as part of the purchase included goodwill of $20.1 million (to be amortized over 15 years), core technology of $3.7 million (to be amortized over 3 years), tradenames of $4.2 million (to be amortized over 15 years), customer base of $2.2 million (to be amortized over 3 years), and $0.8 million of other intangibles (to be amortized over 5 years).


In addition to the write-off of purchased in-process research and development costs of $3.8 million previously described, included in acquisition-related and restructuring charges in the accompanying consolidated statement of operations during the first quarter of 1998 are: $2.6 million of costs associated with the Company's bid to acquire Metromail Corporation, $0.7 million associated with the Company's offering to sell Class A Common Stock which was not completed, and $1.4 million for restructuring costs related to the Company's compilation and sales activities for new businesses. The $1.4 million of restructuring costs is comprised of $0.6 million for severance pay, $0.3 million for lease termination costs, and $0.5 million for the abandonment of certain assets. The restructuring, including recording the payments and writedowns described, is anticipated to be completed by December 31, 1998.

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


    In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The following is a reconciliation of net loss per the accompanying consolidated statements of operations to comprehensive income (loss) for the periods indicated. Certain amounts within the following table have been adjusted as part of this amended filing:




                                                      FOR THE QUARTERS ENDED
                                                   ----------------------------
                                                     MARCH 31,       MARCH 31,
                                                       1998            1997
                                                   ------------    ------------
                                                         (IN THOUSANDS)
Net loss ........................................  $     (1,107)   $    (47,196)
Other comprehensive income (loss):
Unrealized gain (loss) from investments:
   Unrealized holding gains (losses) arising
     during the period, net of income taxes of
     $6,111 and $189, respectively ..............         9,971            (309)
   Reclassification adjustment for net (gains)
     losses included in net income, net of
     income taxes of (23) and $0, respectively ..           (37)             --
                                                   ------------    ------------
   Net unrealized gain from investments .........         9,934            (309)
                                                   ------------    ------------
   Other comprehensive income ...................         9,934            (309)
                                                   ------------    ------------
Comprehensive income (loss) .....................  $      8,827    $    (47,505)
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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the Company's consolidated statement of operations data expressed as a percentage of net sales, and selected other financial data expressed as designated within the table:



                                                                             FOR THE QUARTERS ENDED
                                                                           ---------------------------
                                                                                    MARCH 31,
CONSOLIDATED STATEMENT OF OPERATIONS DATA:                                 ---------------------------
                                                                              1998             1997
                                                                           ----------       ----------
Net sales ............................................................            100%             100%
Costs and expenses:
  Database and production costs ......................................             28               27
  Selling, general and administrative ................................             42               43
  Depreciation and amortization ......................................             12               15
  Acquisition-related and restructuring charges ......................             15              124
                                                                           ----------       ----------
     Total costs and expenses ........................................             98              209
                                                                           ----------       ----------
Operating Income (loss)...............................................              2             (109)
Other income (expense), net ..........................................             --               --
                                                                           ----------       ----------
Loss before income taxes .............................................              2             (109)
Income taxes .........................................................              4                4
                                                                           ----------       ----------
Net loss..............................................................             (2)%           (113)%
                                                                           ==========       ==========

OTHER DATA:

     SALES BY PRODUCT GROUP AS A PERCENTAGE OF  NET SALES:

       Sales Lead Generation Products ................................             64%              76%
       Data Processing Services ......................................             23               12
       Consumer CD-ROM Products ......................................             13               12
                                                                           ----------       ----------
       Total .........................................................            100%             100%
                                                                           ==========       ==========

Earnings before, interest, taxes, depreciation and amortization
("EBITDA"), as adjusted (1) ..........................................     $   16,581       $   12,547
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

    Depreciation and Amortization Expenses. Depreciation and amortization expenses for the first quarter of 1998 were $6.9 million, as compared to $6.4 million for the same period of 1997. These expenses constituted 12% of net sales in 1998, and 15% of net sales in 1997. Amortization on acquired database costs and purchased data processing software associated with the acquisition of the Database America Companies in February 1997 totaled $2.8 million for the period ended March 31, 1998, and $3.9 million for the period ended March 31, 1997. The decrease in amortization on acquired database costs and purchased data processing software of $1.1 million was more than offset by additional depreciation on property and equipment additions and amortization of intangibles for the acquisitions of Pro CD, Inc. in August 1997 and Walter Karl, Inc. in March 1998.

    Acquisition-Related and Restructuring Charges. As part of the acquisition of Walter Karl, Inc. in March 1998, the Company recorded a charge of $3.8 million during the first quarter of 1998 for the write-off acquired in-process research and development costs. Also included in acquisition-related and restructuring charges for the first quarter of 1998 are $2.6 million of costs associated with the Company's bid to acquire Metromail Corporation, $0.7 million associated with the Company's offering to sell Class A Common Stock which was not completed, and $1.4 million for restructuring costs related to the Company's compilation and sales activities for new businesses. These acquisition-related and restructuring charges totaled $8.5 million, and represented 15% of net sales during the first quarter of 1998. As part of the acquisition of the Database America Companies in February 1997, the Company recorded charges totaling $51.8 million, or 124% of net sales, during the first quarter of 1997 for the write-off of acquired in-process research and development costs as well as other related integration and organizational restructuring costs.

    Operating Income (Loss). As a result of the factors previously described, the Company had operating income of $1.2 million, or 2% of net sales in 1998, as compared to operating loss of $(45.6) million, or (109)% of net sales in 1997.

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

    Income Taxes. A provision for income taxes of $2.1 million and $1.6 million was recorded for the first quarter of 1998 and 1997, respectively. Acquisition-related charges of $3.8 million and $49.2 million were included in taxable income during the first quarter of 1998 and 1997, respectively. The provision for these periods also reflects the inclusion of amortization on certain intangibles in taxable income not deductible for tax purposes.

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


                                       INFOUSA INC.




Date:   February 19, 1999              /S/ STORMY DEAN
      ----------------------           -----------------------------------------
                                       Stormy Dean, Controller and Acting Chief
                                       Financial Officer
                                       (principal financial officer)

                                INDEX TO EXHIBITS


Exhibit No.                Description
-----------                -----------

27                         Financial Data Schedule