Form 10-Q/A
period 1998-06-30
INFOUSA INC
filed 1999-02-19
CIK 879437

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

                                  JUNE 30, 1998




                                     PART I




                            FINANCIAL INFORMATION AND

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                                  INFOUSA INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                   ASSETS
                                                                                 JUNE 30,        DECEMBER 31,
                                                                                   1998              1997
                                                                              -------------     -------------
Current assets:
  Cash and cash equivalents.......................................              $  23,199         $  10,653
  Marketable securities...........................................                 10,279            24,045
  Trade accounts receivable, net of allowances of $6,967 and
    $6,013, respectively..........................................                 60,470            49,409
  Income taxes receivable.........................................                  2,197               345
  Prepaid expenses................................................                  5,847             3,475
  Deferred marketing costs........................................                  6,594             3,417
                                                                                ---------         ---------
          Total current assets....................................                108,586            91,344
                                                                                ---------         ---------
Property and equipment, net.......................................                 35,449            25,117
Intangible assets, net of accumulated amortization................                116,069            73,741
Deferred income taxes.............................................                     --             1,410
Other assets......................................................                  1,231             3,299
                                                                                ---------         ---------
                                                                                $ 261,335         $ 194,911
                                                                                =========         =========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt...............................              $     798         $     716
  Payable to shareholders.........................................                     --             1,871
  Accounts payable................................................                 16,401             9,426
  Accrued payroll expenses........................................                  3,807             4,910
  Accrued expenses................................................                  9,120             5,406
  Deferred revenue................................................                  3,816             4,238
  Deferred income taxes...........................................                  3,081             4,770
                                                                                ---------         ---------
          Total current liabilities...............................                 37,023            31,337
                                                                                ---------         ---------
Long-term debt, net of current portion............................                117,242            81,284
Deferred income taxes.............................................                  9,120                --
Other liabilities.................................................                    844             2,054
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000 shares;
    None issued or outstanding....................................                     --                --
  Class A common stock, $.0025 par value. Authorized 220,000,000 shares; 24,666,161 shares issued and outstanding at
    June 30, 1998 and 24,460,332 shares issued and
    outstanding at December 31, 1997..............................                     62                61
  Class B common stock, $.0025 par value. Authorized 75,000,000 shares; 24,831,161 shares issued and 24,666,161 shares
    outstanding at June 30, 1998 and 24,625,332 shares issued
    and 24,460,332 shares outstanding at December 31, 1997........                     62                62
  Paid-in capital.................................................                 72,096            69,055
  Retained earnings...............................................                 27,391            13,126
  Treasury stock, at cost, 165,000 shares of Class B common stock
     held at June 30, 1998 and December 31, 1997..................                 (2,281)           (2,281)
  Unrealized holding gain (loss), net of tax......................                   (224)              213
                                                                                ----------        ---------
          Total stockholders' equity..............................                 97,106            80,236
                                                                                ---------         ---------
                                                                                $ 261,335         $ 194,911
                                                                                =========         =========

         The accompanying notes are an integral part of the consolidated financial statements.

                                  INFOUSA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                       --------------------------------    ---------------------------
                                                           1998               1997             1998            1997
                                                       -------------      -------------    -------------     ---------

Net sales............................................     $ 62,076           $ 47,008         $117,456        $ 88,956
Costs and expenses:
  Database and production costs......................       16,086             13,111           31,491          24,526
  Selling, general and administrative................       27,103             20,079           50,497          38,065
  Depreciation and amortization......................        6,384              9,056           13,254          15,412
  Acquisition-related and restructuring charges......          400                 --            8,877          51,798
                                                          --------           --------         --------        --------
                                                            49,973             42,246          104,119         129,801
                                                          --------           --------         --------        --------
Operating income (loss)..............................       12,103              4,762           13,337         (40,845)
Other income (expense):
  Investment income..................................       15,098              1,008           16,094           1,558
  Interest expense...................................       (1,865)              (967)          (3,144)         (1,475)
                                                         ---------           --------         --------        --------
Income (loss) before income taxes....................       25,336              4,803           26,287         (40,762)
Income taxes.........................................        9,964              1,893           12,022           3,524
                                                          --------           --------         --------        --------
Net income (loss)....................................     $ 15,372           $  2,910         $ 14,265        $(44,286)
                                                          ========           ========         ========        ========


BASIC EARNINGS PER SHARE:

  Net income (loss)..................................     $   0.31           $   0.06         $   0.29        $  (0.93)
                                                          ========           ========         ========        ========

  Weighted average shares outstanding................       49,607             48,678           49,298          47,551
                                                          ========           ========         ========        ========

DILUTED EARNINGS PER SHARE:

  Net income (loss)..................................     $   0.30           $   0.06         $   0.28        $  (0.93)
                                                          ========           ========         ========        ========

  Weighted average shares outstanding................       51,226             49,461           50,754          47,551
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

                                  INFOUSA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    ------------------------
                                                                       1998           1997
                                                                    -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................................   $ 14,265       $(44,286)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ..............................     13,254         15,412
      Deferred income taxes ......................................      4,985         (1,879)
      Net realized gains on sale of marketable
        securities and other investments..........................    (17,604)          (866)
      Impairment of other assets..................................      2,000            --
      Acquisition-related and restructuring charges...............      8,877         49,200
      Changes in assets and liabilities, net of
        effect of acquisitions:
          Trade accounts receivable...............................     (4,130)        (1,492)
          Prepaid expenses........................................     (1,296)           631
          Deferred marketing costs................................     (3,177)        (1,066)
          Accounts payable........................................     (3,903)        (2,022)
          Income taxes receivable and payable.....................     (1,852)         2,442
          Accrued expenses........................................    (13,242)        (6,658)
                                                                    ---------       --------
            Net cash (used in) provided by operating activities...     (1,823)         9,416

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of marketable
    securities ...................................................     36,392         16,728
  Purchases of marketable securities .............................     (5,727)       (10,303)
  Purchases of other investments .................................        --          (2,000)
  Purchases of property and equipment ............................    (10,402)        (5,356)
  Acquisitions of businesses .....................................    (31,595)       (59,806)
  Consumer database costs ........................................     (1,133)        (1,340)
  Software development costs .....................................     (2,717)          (972)
  Other ..........................................................        --              13
                                                                    ---------       --------
          Net cash used in investing activities...................    (15,182)       (63,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt ....................................   (110,367)        (1,857)
  Proceeds from long-term debt....................................    144,000         63,000
  Deferred financing costs........................................     (5,253)          (250)
  Payment of note payable to shareholders.........................        --          (7,925)
  Proceeds from exercise of stock options.........................        770            686
  Tax benefit related to employee stock options...................        401            332
                                                                    ---------       --------
          Net cash provided by financing activities...............     29,551         53,986

Net increase in cash and cash equivalents.........................     12,546            366
Cash and cash equivalents, beginning..............................     10,653          7,497
                                                                    ---------       --------
Cash and cash equivalents, ending.................................  $  23,199       $  7,863
                                                                    =========       ========
Supplemental cash flow information:
  Interest paid...................................................  $   3,110       $  1,550
                                                                    =========       ========
  Income taxes paid...............................................  $   8,518       $  4,517
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

The Company had originally recorded acquisition-related charges of $9.2 million for the write-off of purchased in-process research and development costs. The revaluation resulted in the adjustment of this write-off to $3.8 million. Accordingly, the accompanying consolidated balance sheet reflects an increase in goodwill, total assets, and total stockholders' equity of approximately $5.2 million, which reflects additional amortization expense recorded on the additional goodwill since March 1998. The net effect on the accompanying consolidated statement of operations is an increase in net income of approximately $5.2 million for the six month period ended June 30, 1998, reflecting the reduction of the write-off from $9.2 million to $3.8 million as previously described. The additional net income of $5.2 million has been offset by additional amortization expense recorded on the addition to goodwill since March 1998. As the write-off is not deductible for tax purposes, no adjustment was necessary related to income taxes for this change in valuation.


2. ACQUISITIONS AND ACQUISITION-RELATED AND RESTRUCTURING CHARGES


Effective March 1998, the Company acquired certain assets and assumed certain liabilities of Walter Karl, Inc.. ("Walter Karl"), a national direct marketing service firm that provides list management, list brokerage, database marketing and direct marketing services to a wide array of customers. Total consideration for the acquisition was approximately $19.4 million in cash, funded using a revolving credit facility (See Note 4). The acquisition has been accounted for under the purchase method of accounting. As part of the acquisition, the Company performed a valuation analysis and recorded acquisition-related charges of $3.8 million for the write-off of purchased in-process research and development costs which related to projects that had not met technological feasibility. Intangibles and goodwill recorded as part of the purchase included goodwill of $20.1 million (to be amortized over 15 years), core technology of $3.7 million (to be amortized over 3 years), tradenames of $4.2 million (to be amortized over 15 years), customer base of $2.2 million (to be amortized over 3 years), and $0.8 million of other intangibles (to be amortized over 5 years).


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

In addition to the write-off of purchased in-process research and development costs of $3.8 million for Walter Karl previously described, included in acquisition-related and restructuring charges in the accompanying consolidated statement of operations for the six month period ended June 30, 1998 are: $3.0 million of costs associated with the Company's bid to acquire Metromail Corporation, $0.7 million associated with the Company's offering to sell Class A Common Stock which was not completed, and $1.4 million for restructuring costs related to the Company's compilation and sales activities for new businesses. The $1.4 million of restructuring costs is comprised of: $0.6 million for severance pay, $0.3 million for lease termination costs, and $0.5 million for the abandonment of certain assets. The restructuring, including recording the payments and writedowns described, is anticipated to be completed by December 31, 1998.

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


                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                           ---------------------       ----------------------
                                                             1998          1997          1998          1997
                                                           --------      -------       --------      --------
Net income (loss)....................................      $ 15,372      $ 2,910       $ 14,265      $(44,286)
Other comprehensive income (loss):...................
Unrealized gain (loss) from investments:.............
   Unrealized holding gains (losses) arising during
     the period, net of income taxes of $(6,046),
     $2,349, $6,020, and $2,157, respectively........       (10,452)       3,833          9,822         3,520
   Reclassification adjustment for net (gains)
     Losses included in net income, net of
     income taxes of $50, $(209), $(6,288),
     and $(207), respectively........................            81         (341)       (10,259)         (337)
                                                           --------      -------       --------      --------
   Net unrealized gain from investments..............       (10,371)       3,492           (437)        3,183
                                                           --------      -------       --------      --------
Comprehensive income (loss)..........................      $  5,001      $ 6,402       $ 13,828      $ 41,103
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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the Company's consolidated statement of operations data expressed as a percentage of net sales, and selected other financial data expressed as designated within the table:

                                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                 JUNE 30,                   JUNE 30,
                                                                        -----------------------     ---------------------
                                                                           1998           1997         1998         1997
                                                                        ---------      ---------    ---------     -------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales.........................................................          100%           100%        100%          100%
Costs and expenses:
  Database and production costs...................................           26             28          27            28
  Selling, general and administrative.............................           44             43          43            43
  Depreciation and amortization...................................           10             19          11            17
  Acquisition-related and restructuring charges...................            1             --           8            58
                                                                        -------        -------     -------       -------
     Total costs and expenses.....................................           81             90          89           146
                                                                        -------        -------     -------       -------
Operating income (loss)...........................................           19             10          11           (46)
Other income (expense), net.......................................           21             --          11            --
                                                                        -------        -------     -------       -------
Income (loss) before income taxes.................................           40             10          22           (46)
Income taxes......................................................           15              4          10             4
                                                                        -------        -------     -------       -------
Net income (loss).................................................           25%             6%         12%          (50)%
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

DEPRECIATION AND AMORTIZATION EXPENSES
--------------------------------------

Depreciation and amortization expenses for the second quarter of 1998 were $6.4 million, or 10% of net sales, compared to $9.1 million, or 19% of net sales, for the second quarter of 1997. For the six month period, these costs were $13.3 million, or 11% of net sales, compared to $15.4 million, or 17% of net sales for the same period in 1997. Amortization of acquired database costs and purchased data processing software associated with the acquisition of the Database America Companies (DBA) in February 1997 totaled $1.2 million and $5.8 million for the quarters ended June 30, 1998, and 1997, respectively, and $3.9 million and $9.9 million for the six months ended June 30, 1998, and 1997, respectively.

Excluding amortization on acquired database costs and purchased data processing software associated with the acquisition of DBA in February 1997, depreciation and amortization expenses were $5.2 million and $3.3 million for the second quarter of 1998 and 1997, respectively, and $9.3 million and $5.5 million for the six month periods ended June 30, 1998 and 1997, respectively. The increase relates primarily to amortization of intangibles for acquisitions recorded since June 1997, including Pro CD in August 1997 and Walter Karl in March 1998.

ACQUISITION-RELATED AND RESTRUCTURING CHARGES
---------------------------------------------

As part of the acquisition of Walter Karl, Inc. in March 1998, the Company recorded a charge of $3.8 million during the first quarter of 1998 for the write-off of acquired in-process research and development costs. Also included in acquisition-related and restructuring charges for the six months ended June 30, 1998 are $3.0 million of costs associated with the Company's bid to acquire Metromail Corporation, $0.7 million associated with the Company's offering to sell Class A Common Stock which was not completed, and $1.4 million for restructuring costs related to the Company's compilation and sales activities for new businesses. These acquisition-related and restructuring charges totaled $8.9 million, and represented 8% of net sales during the six months ended June 30, 1998. As part of the acquisition of the Database America Companies in February 1997, the Company recorded charges totaling $51.8 million, or 58% of net sales, during the six months ended June 30, 1997 for the write-off of acquired in-process research and development costs as well as other related integration and organizational restructuring costs.

During the quarter ended June 30, 1998, the Company recorded additional acquisition-related charges of $0.4 million for costs associated with the Company's bid to acquire Metromail Corporation.

OPERATING INCOME (LOSS)
-----------------------

Including the factors previously described, the Company had operating income of $12.1 million, or 19% of net sales for the quarter ended June 30, 1998, as compared to operating income of $4.8 million, or 10% of net sales for the same period in 1997. For the six month period, the Company had operating income $13.3 million, or 11% of net sales, as compared to an operating loss of $(40.8) million, or (46)% of net sales for the same period in 1997.

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

INCOME TAXES
------------

A provision for income taxes of $10.0 million and $1.9 million was recorded for the second quarter of 1998 and 1997, respectively, and $12.0 million and $3.5 million for the six months ended June 30, 1998, and 1997, respectively. Acquisition-related charges of $3.8 million and $49.2 million were included in income before income taxes during the six months ended June 30, 1998 and 1997, respectively, but are not deductible for tax purposes. The provision for these periods also reflect the inclusion of amortization on certain intangibles in taxable income not deductible for tax purposes.

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

3. The stockholders also ratified the re-appointment of PricewaterhouseCoopers LLP as the Company's independent auditors to examine the financial statements of the Company for the fiscal year 1998.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a) Exhibits

    3.1*  Certificate of Incorporation, as amended through July 31, 1998

    4.1* Purchase Agreement dated June 12, 1998 between the Registrant, BT Alex. Brown Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist LLC.

    4.2* Indenture dated as of June 18, 1998 (the "Indenture") by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee

    4.3* Exchange and Registration Rights Agreement dated as of June 18, 1998 by and among the Registrant and BT Alex. Brown Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist LLC as the Initial Purchasers.

    4.4*  $115,000,000 Existing Global 9 1/2% Senior Subordinated Note due 2008.

    27    Financial Data Schedule

* Previously filed

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


                                INFOUSA INC.




Date:  February 19, 1999        /S/ STORMY DEAN
     ----------------------     -----------------------------------------------
                                Stormy Dean, Controller and Acting Chief
                                Financial Officer (principal financial officer)

                                INDEX TO EXHIBITS

Exhibit No.                Description
-----------                -----------
  3.1*            Certificate of Incorporation, as amended through July 31, 1998

  4.1*            Purchase  Agreement  dated  June  12,  1998  between  the  Registrant,   BT  Alex.  Brown   Incorporated,
                  Goldman, Sachs & Co. and Hambrecht & Quist LLC.

  4.2*            Indenture  dated as of June 18, 1998 (the  "Indenture")  by and between the  Registrant  and State Street
                  Bank and Trust Company of California, N.A., as Trustee

  4.3*            Exchange and Registration Rights Agreement dated as of June 18, 1998 by and among the Registrant and BT Alex.
                  Brown Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist LLC as the Initial Purchasers.

  4.4*            $115,000,000 Existing Global 9 1/2% Senior Subordinated Note due 2008.

 27               Financial Data Schedule


* Previously filed