Form 10-Q/A
period 1998-09-30
INFOUSA INC
filed 1999-02-19
CIK 879437

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

                               SEPTEMBER 30, 1998




                                     PART I




                            FINANCIAL INFORMATION AND

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                                  INFOUSA INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                  1998              1997
                                                                              -------------     ------------
Current assets:
  Cash and cash equivalents.......................................              $  24,501         $  10,653
  Marketable securities...........................................                 19,046            24,045
  Trade accounts receivable, net of allowances of $16,440 and
    $6,013, respectively..........................................                 40,458            49,409
  List brokerage trade accounts receivable........................                 15,953                --
  Income taxes receivable.........................................                  4,550               345
  Prepaid expenses................................................                  3,515             3,475
  Deferred marketing costs........................................                  4,430             3,417
  Deferred income taxes...........................................                    576                --
                                                                                ---------         ---------
          Total current assets....................................                113,029            91,344
                                                                                ---------         ---------
Property and equipment, net.......................................                 38,324            25,117
Intangible assets, net of accumulated amortization................                112,847            73,741
Deferred income taxes.............................................                     --             1,410
Other assets......................................................                  4,870             3,299
                                                                                ---------         ---------
                                                                                $ 269,070         $ 194,911
                                                                                =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt...............................              $   1,492         $     716
  Payable to shareholders.........................................                     --             1,871
  Accounts payable................................................                  7,139             9,426
  List brokerage trade accounts payable...........................                 19,041                --
  Accrued payroll expenses........................................                  5,278             4,910
  Accrued expenses................................................                 15,403             5,406
  Deferred revenue................................................                  3,901             4,238
  Deferred income taxes...........................................                     --             4,770
                                                                                ---------         ---------
          Total current liabilities...............................                 52,254            31,337
                                                                                ---------         ---------
Long-term debt, net of current portion............................                127,098            81,284
Deferred income taxes.............................................                  6,420                --
Other liabilities.................................................                     --             2,054
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000 shares;
    None issued or outstanding....................................                     --                --
  Class A common stock, $.0025 par value. Authorized 220,000,000 shares; 24,689,871 shares issued and outstanding at
    September 30, 1998 and 24,460,332 shares issued and
    outstanding at December 31, 1997..............................                     62                61
  Class B common stock, $.0025 par value. Authorized 75,000,000 shares; 24,854,879 shares issued and 24,689,879 shares
    outstanding at September 30, 1998 and 24,625,332 shares issued
    and 24,460,332 shares outstanding at December 31, 1997........                     62                62
  Paid-in capital.................................................                 72,476            69,055
  Retained earnings...............................................                 13,992            13,126
  Treasury stock, at cost, 165,000 shares of Class B common stock
     held at September 30, 1998 and December 31, 1997.............                 (2,281)           (2,281)
  Accumulated other comprehensive income (loss)...................                 (1,013)              213
                                                                                ---------         ---------
          Total stockholders' equity..............................                 83,298            80,236
                                                                                ---------         ---------
                                                                                $ 269,070         $ 194,911
                                                                                =========         =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  INFOUSA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                            1998               1997             1998              1997
                                                          --------           --------         --------          --------
Net sales............................................     $ 55,072           $ 50,555         $172,528          $139,511
Costs and expenses:
  Database and production costs......................       17,978             14,148           49,469            38,674
  Selling, general and administrative................       41,199             21,331           91,696            59,396
  Depreciation and amortization......................        7,824              8,985           21,078            24,397
  Provision for litigation settlement................        4,500                 --            4,500                --
  Acquisition-related and restructuring charges......        1,216              4,300           10,093            56,098
                                                          --------           --------         --------          --------
                                                            72,717             48,764          176,836           178,565
                                                          --------           --------         --------          --------
Operating income (loss)..............................      (17,645)             1,791           (4,308)          (39,054)
Other income (expense):
  Investment income..................................          212                955           16,306             2,513
  Interest expense...................................       (3,081)            (1,212)          (6,225)           (2,687)
                                                          --------           --------         --------          --------
Income (loss) before income taxes....................      (20,514)             1,534            5,773           (39,228)
Income taxes.........................................       (7,115)               775            4,907             4,299
                                                          --------           --------         --------          --------
Net income (loss)....................................     $(13,399)          $    759         $    866          $(43,527)
                                                          ========           ========         ========          ========


BASIC EARNINGS PER SHARE:

  Net income (loss)..................................     $  (0.27)          $   0.02         $   0.02          $  (0.91)
                                                          ========           ========         ========          ========

  Weighted average shares outstanding................       49,360             48,774           49,319            47,964
                                                          ========           ========         ========          ========

DILUTED EARNINGS PER SHARE:

  Net income (loss)..................................     $  (0.27)          $   0.02         $   0.02          $  (0.91)
                                                          ========           ========         ========          ========

  Weighted average shares outstanding................       49,360             50,273           50,467            47,964
                                                          ========           ========         ========          ========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  INFOUSA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         1998            1997
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss) ..............................     $     866      $ (43,527)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depreciation and amortization ..............        21,078         24,397
      Deferred income taxes ......................        (5,361)        (2,431)
      Net realized gains on sale of
        marketable securities and other
        investments ..............................       (17,603)        (1,647)
      Impairment of other assets .................         2,000           --
      Provision for litigation settlement ........         4,500           --
      Acquisition-related and
        restructuring charges ....................        10,093         53,500
      Changes in assets and liabilities,
        net of effect of acquisitions:
          Trade accounts receivable ..............         8,992         (6,869)
          List brokerage trade accounts
            receivable ...........................        (4,732)          --
          Prepaid expenses .......................            49          1,261
          Deferred marketing costs ...............        (1,013)        (1,303)
          Accounts payable .......................        (2,948)          (985)
          List brokerage trade accounts
            payable ..............................         3,104           --
          Income taxes receivable and
            payable ..............................        (4,205)           698
          Accrued expenses .......................        (5,518)        (5,677)
                                                       ---------      ---------
            Net cash provided by operating
              activities .........................         9,302         17,417

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of marketable
    securities ...................................        36,443         18,589
  Purchases of marketable securities .............       (15,691)       (12,285)
  Purchases of other investments .................        (3,000)        (2,000)
  Purchases of property and equipment ............       (16,692)        (6,392)
  Acquisitions of businesses .....................       (30,906)       (79,462)
  Consumer database costs ........................          (868)        (2,348)
  Software development costs .....................        (4,573)        (2,235)
  Other ..........................................          --           (1,101)
                                                       ---------      ---------
          Net cash used in investing
            activities ...........................       (35,287)       (87,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt ....................      (110,617)        (2,026)
  Proceeds from long-term debt ...................       154,800         81,000
  Deferred financing costs .......................        (5,901)          (388)
  Payment of note payable to
    shareholders .................................          --           (7,925)
  Proceeds from exercise of stock
    options ......................................         1,150          1,242
  Tax benefit related to employee stock
    options ......................................           401            588
                                                       ---------      ---------
          Net cash provided by
            financing activities .................        39,833         72,491

Net increase in cash and cash
  equivalents ....................................        13,848          2,674
Cash and cash equivalents, beginning .............        10,653          7,497
                                                       ---------      ---------
Cash and cash equivalents, ending ................     $  24,501      $  10,171
                                                       =========      =========
Supplemental cash flow information:
  Interest paid ..................................     $   3,403      $   2,247
                                                       =========      =========
  Income taxes paid ..............................     $   9,630      $   7,389
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

The Company had originally recorded acquisition-related charges of $9.2 million for the write-off of purchased in-process research and development costs. The revaluation resulted in the adjustment of this write-off to $3.8 million. Accordingly, the accompanying consolidated balance sheet reflects an increase in goodwill, total assets, and total stockholders' equity of approximately $5.1 million, which reflects amortization expense recorded additional goodwill since March 1998. The net effect on the accompanying consolidated statement of operations is an increase in net income of approximately $5.1 million for the nine month period ended September 30, 1998, reflecting the reduction of the write-off from $9.2 million to $3.8 million as previously described. The additional net income of $5.1 million has been offset by additional amortization expense recorded on the addition to goodwill since March 1998. As the write-off is not deductible for tax purposes, no adjustment was necessary related to income taxes for this change in valuation.


2.   ACQUISITIONS AND ACQUISITION-RELATED AND RESTRUCTURING CHARGES


Effective March 1998, the Company acquired certain assets and assumed certain liabilities of Walter Karl, Inc. ("Walter Karl"), a national direct marketing service firm that provides list management, list brokerage, database marketing and direct marketing services to a wide array of customers. Total consideration for the acquisition was approximately $19.4 million in cash, funded using a revolving credit facility (See Note 4). The acquisition has been accounted for under the purchase method of accounting. As part of the acquisition, the Company performed a valuation analysis and recorded acquisition-related charges of $3.8 million for the write-off of purchased in-process research and development costs which related to projects that had not met technological feasibility. Intangibles and goodwill recorded as part of the purchase included goodwill of $19.7 million (to be amortized over 15 years), core technology of $3.7 million (to be amortized over 3 years), trade names of $4.2 million (to be amortized over 15 years), customer base of $2.2 million (to be amortized over 3 years), and $0.8 million of other intangibles (to be amortized over 5 years).


Effective June 1998, the Company acquired certain assets and assumed certain liabilities of JAMI Marketing Services, Inc. ("JAMI"), a list brokerage, list management, data processing, and marketing consulting firm. Total consideration for the acquisition was approximately $12.6 million in cash, subject to adjustment, funded with the proceeds from the disposition of the Company's holdings of Metromail Corporation common stock (See "Management's Discussion and Analysis of Financial Condition - Other Income (Expense), Net"). The acquisition has been accounted for under the purchase method of accounting. As part of the acquisition, the Company performed a preliminary valuation analysis and recorded goodwill of $0.9 million (to be amortized over 15 years), non-compete agreements of $7.1 million (to be amortized over 5 years), trade names of $0.4 million (to be amortized over 5 years), customer base of $4.2 million (to be amortized over 3 years), and $0.6 million of other intangibles (to be amortized over 5 years).

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

5.  EARNINGS PER SHARE INFORMATION

The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Options on 0.6 million shares of common stock were not included in computing diluted earnings per share for the three month period ended September 30, 1998, because their effects were antidilutive. Options on 1.2 million shares of common stock were not included in computing diluted earnings per share for the nine month period ended September 30, 1997, because their effects were antidilutive.

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                 1998       1997       1998       1997
                                                ------     ------     ------     ------
Weighted average number of shares outstanding
   used in basic earnings per share .........   49,360     48,774     49,319     47,964
Net additional common stock equivalent shares
   outstanding after assumed exercise of
   stock options ............................     --        1,499      1,148       --
                                                ------     ------     ------     ------

Weighted average number of shares outstanding
   Used in basic earnings per share .........   49,360     50,273     50,467     47,964
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



                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                        1998        1997        1998        1997
                                                      --------    --------    --------    --------
Net income (loss) .................................   $(13,399)   $    759    $    866    $(43,527)
Other comprehensive income (loss):
Unrealized gain (loss) from investments:
   Unrealized holding gains (losses) arising during
     the period, net of income taxes of $(484),
     (991), $5,536, and $1,484, respectively .....        (789)     (1,617)      9,033       2,422
   Reclassification adjustment for net (gains)
     losses included in net income, net of
     income taxes of $0, $18, $(6,288),
     and $(507), respectively .....................       --            29     (10,259)       (827)
                                                      --------    --------    --------    --------
   Net unrealized gain (loss) from investments ....       (789)     (1,588)     (1,226)      1,595
                                                      --------    --------    --------    --------

Comprehensive income (loss) .......................   $(14,188)   $   (829)   $   (360)   $ 41,932
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

\
RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the Company's consolidated statement of operations data expressed as a percentage of net sales, and selected other financial data expressed as designated within the table:


                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                     1998         1997         1998         1997
                                                                   --------     --------     --------     --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Net sales ......................................................        100%         100%         100%         100%
Costs and expenses:
  Database and production costs ................................         33           28           29           28
  Selling, general and administrative ..........................         75           42           53           43
  Depreciation and amortization ................................         14           18           12           17
  Provision for litigation settlement ..........................          8         --              2         --
  Acquisition-related and restructuring charges ................          2            9            6           40
                                                                   --------     --------     --------     --------
     Total costs and expenses ..................................        132           96          102          128
                                                                   --------     --------     --------     --------
Operating income (loss) ........................................        (32)           4           (2)         (28)
Other income (expense), net ....................................         (5)          (1)           5         --
                                                                   --------     --------     --------     --------
Income (loss) before income taxes ..............................        (37)           3            3          (28)
Income taxes ...................................................         13            2            2            3
                                                                   --------     --------     --------     --------
Net income (loss) ..............................................        (24)%          2%           1%         (31)%
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


(2) "EBITDA, as adjusted" is defined as operating income (loss) adjusted to exclude depreciation, amortization of intangible assets, acquisition-related and restructuring charges, and other non-cash charges. EBITDA, as adjusted, is presented because it is a widely accepted indicator of a company's ability to incur and service debt. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

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

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses for the third quarter of 1998 were $7.8 million, or 14% of net sales, compared to $9.0 million, or 18% of net sales, for the third quarter of 1997. For the nine month period, these costs were $21.1 million, or 12% of net sales, compared to $24.4 million, or 17% of net sales for the same period in 1997. Amortization of acquired database costs and purchased data processing software associated with the acquisition of the Database America Companies (DBA) in February 1997 totaled $1.2 million and $5.8 million for the quarters ended September 30, 1998, and 1997, respectively, and $5.1 million and $15.8 million for the nine months ended September 30, 1998, and 1997, respectively.

Excluding amortization on acquired database costs and purchased data processing software associated with the acquisition of DBA in February 1997, depreciation and amortization expenses were $6.6 million and $3.2 million for the third quarter of 1998 and 1997, respectively, and $16.0 million and $8.6 million for the nine month periods ended September 30, 1998 and 1997, respectively. The increase relates primarily to amortization of intangibles for acquisitions recorded since June 1997, including Pro CD in August 1997, Walter Karl in March 1998, and JAMI Marketing Services in June 1998.

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

For the nine month period ended September 30, 1998, in addition to the write-off of purchased in-process research and development costs of $3.8 million for Walter Karl described in Note 2 of the Notes to the Consolidated Financial Statements, included in acquisition-related and restructuring charges in the accompanying consolidated statement of operations are: $3.0 million of costs associated with the Company's bid to acquire Metromail Corporation, $0.7 million associated with the Company's offering to sell Class A Common Stock which was not completed, $1.4 million for restructuring costs related to the Company's compilation and sales activities for new businesses enacted during the first quarter of 1998, and $1.2 million for restructuring costs related to certain cost reduction measures enacted during the third quarter of 1998.

These acquisition-related and restructuring charges totaled $10.1 million, and represented 6% of net sales during the nine months ended September 30, 1998. As part of the acquisition of the Database America Companies in February 1997 and Pro CD in August 1997, the Company recorded charges totaling $56.1 million, or 40% of net sales, during the nine months ended September 30, 1997 for the write-off of acquired in-process research and development costs as well as other related integration and organizational restructuring costs.

OPERATING INCOME (LOSS)

Including the factors previously described, the Company had an operating loss of $(17.6) million, or (32)% of net sales for the third quarter ended September 30, 1998, as compared to operating income of $1.8 million, or 4% of net sales for the same period in 1997. For the nine month period, the Company had an operating loss of $(4.3) million, or (2)% of net sales, as compared to an operating loss of $(39.1) million, or (28)% of net sales for the same period in 1997.

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


EBITDA, AS ADJUSTED


Excluding acquisition-related, restructuring, and other non-cash charges previously described, the Company's EBITDA, as adjusted, was $(4.1) million, or
(7)% of net sales, during the third quarter of 1998, compared to $15.1 million, or 30% of net sales, during the same period of 1997. Excluding acquisition-related, restructuring, and other non-cash charges previously described, the Company's EBITDA, as adjusted, was $31.4 million, or 18% of net sales, during the nine months ended September 30, 1998, compared to $41.4 million or 30% of net sales during the same period of 1997.

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

\


                               S I G N A T U R E S
                               -------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INFOUSA INC.



Date:  February 19, 1999         /s/ STORMY DEAN
     ----------------------      ----------------------------------------------
                                 Stormy Dean, Controller and Acting Chief
                                 Financial Officer (principal financial officer)

                                INDEX TO EXHIBITS


Exhibit No.                        Description
-----------                        -----------

     27                      Financial Data Schedule