Form 10-K
period 1998-12-31
INFOUSA INC
filed 1999-03-31
CIK 879437

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934
                               [NO FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934
                               [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER: 0-19598
                             ---------------------

                                  INFOUSA INC.
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

          Securities registered pursuant to Section 12(g) of the Act:
                    CLASS A COMMON STOCK, $0.0025 PAR VALUE
                    CLASS B COMMON STOCK, $0.0025 PAR VALUE
                    SERIES A PREFERRED SHARE PURCHASE RIGHTS
                    SERIES B PREFERRED SHARE PURCHASE RIGHTS
                             ---------------------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock and Class B Common Stock on March 9, 1999 as reported on the NASDAQ National Market System, was approximately $114 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Class A Common Stock or Class B Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 9, 1999 registrant had outstanding 24,228,875 shares of Class A Common Stock and 23,907,875 shares of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 1999, which will be filed within 120 days of the end of fiscal year 1998, is incorporated into Part III hereof by reference.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 including, without limitations, statements related to potential future acquisitions and the Company's strategy and plans for its business contained in Item 1 "Business,"
Item 2 "Properties" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs, and certain assumptions made by the Company's management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Factors That May Affect Operating Results," as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. BUSINESS

THE COMPANY

     infoUSA Inc. (the "Company") is a leading provider of information on 11 million U.S. and Canadian businesses and 195 million U.S. residents which the Company believes are among the most comprehensive and accurate available. The Company leverages these key assets by selling a broad range of products and services through multiple distribution channels to businesses and consumers. Businesses use the products and services for a host of things, including: finding sales leads, conducting direct mail and direct marketing campaigns, qualifying prospects using business credit reports, creating custom databases, performing marketing research, and database marketing and direct marketing applications. The products and services also have a wide range of uses for consumers including: locating family and friends; updating holiday lists, finding places to stay when traveling, assisting with a job search; and a variety of other reference purposes.

     The Company was originally incorporated in Nebraska in 1972, and was reincorporated in Delaware in 1992.

INDUSTRY BACKGROUND

     Every business no matter how large or small has three main components to their business:

          1. The products and services they are manufacturing or creating.

          2. The actual selling process.

          3. The accounting and financial functions.

     As the businesses grow, these components become larger and more complex, but the basic structure does not change. The selling process in every business requires information -- such as analysis of present customers, finding new customers, knowing more about prospective customers, and determining creditworthiness. The information provided by the Company's databases is an integral part of the decision making process.

STRATEGY

     The Company's objective is to be the leading provider of business and consumer information in the United States and Canada and produce innovative products and services to meet the needs of businesses and consumers. The Company believes that its success is dependent upon the success of three critical aspects of the business:

          1. Increasing and enhancing the proprietary content of our databases,

          2. Continuing to create new products and services to meet the needs of our diverse customer base, and

          3. Expanding our broad distribution channels to serve our customers effectively and efficiently, and exploit the future potential of the Internet.

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

     Expand and Enhance the Proprietary Business Database. The Company continues to invest substantial time and resources to maintain the quality and increase the depth of its proprietary business database, which it believes contains the most comprehensive and accurate business marketing information in the United States and Canada. The Company is continually looking to expand the information contained on its databases with useful, high quality data. In addition, the Company makes over 20 million telephone calls every year to verify the accuracy of the records in the business database.

     Leverage the Databases. The Company continues to leverage its business database by introducing new products and delivery formats to strengthen its competitive advantage in the business marketing information industry. The Company sells a wide range of pre-packaged and customized information products tailored to specific customer requirements on a variety of delivery formats through targeted distribution channels. The Company distributes its products and data processing services through direct mail, telemarketing, field sales offices, national accounts sales teams, retail outlets and information resellers. In the past year, the Company has dedicated resources to respond to changes in information technology by introducing new product delivery formats, including delivery over the Internet and by incorporating DVD formats into some of the CD-ROM products. There can be no assurance that the Company will be successful in responding to such technological changes. The Company prices its products and services based on the type, amount and format of the information provided to create an attractive solution for its customers.

     Increase Recurring Revenue. The databases change continuously throughout each year, so the Company believes that frequent updates are important to our customers. The Company seeks to increase recurring revenue in a number of ways. The Company encourages repeat purchases of its information products by offering annual editions of its directories and monthly subscription updates. The Company generates recurring revenue from royalties by licensing its databases to other information providers and large corporations for internal use. In addition, the Company sells its data processing services to large corporations with ongoing information service requirements, and subsequently seeks to sell its information products to these clients.

     Broaden Distribution Channels through the Internet. The Company continues to exploit the Internet distribution channel to expand its potential market of approximately 40 million households, entrepreneurs, and small business owners. For example, www.infoUSA.com, the Company's corporate web site transitioned from the testing stage to becoming a viable and profitable distribution channel during 1998. The Internet offers a variety of revenue sources for the Company, including licensing royalties, e-commerce, other information (non-proprietary) content sales, and advertising revenue opportunities. The site generates nearly 1 million hits per day, and strategic partnerships with other Internet service providers continues to grow the traffic visiting our site. The Company is still in early stages of developing its Internet strategy and there is no assurance that the Company will be successful in this new market.

     Enhance Product and Service Offerings Through Strategic Acquisitions. Since mid-1996, the Company has completed nine acquisitions that increased its presence in the consumer marketing information industry, greatly increased its ability to provide data processing solutions, added two consumer CD-ROM product lines and broadened its offerings of business marketing information. The Company believes that there are further opportunities to add to its product and service offerings and to expand its distribution channels through strategic acquisitions. However, there can be no assurance that the Company will be able to successfully complete future acquisitions or integrate acquired businesses into its operations.

     Business Credit Products. The Company now offers Business Credit Directories for all 50 states, and Business Credit Profiles at $5 each. These are available for purchase on our corporate web site, as well as through a dedicated sales division. Customers have been very receptive to these products, and they represent an attractive, useful, and cost effective alternative to other credit reference products currently available.

     Monthly Updates. Because the databases continuously change throughout each year, our customers have a need for frequent updates on the records they purchase from the Company. The Company continues to enhance the subscription program which provides customers with a prospect database and monthly updates. Enhancements include new delivery alternatives including fax and Internet upon request.

DATABASES

     The Company believes its Business and Consumer databases are among the most comprehensive and accurate in the United States, and the maintenance and development of these databases will be critical elements of the Company's continued success. The Company continually updates its Business database to reflect the formation of new businesses, entities going out of business, and changes relating to existing businesses, new officers and new lines of business. The Company continually updates its Consumer database to reflect changes in household composition, age, income, homeownership, and lifestyle information on over 115 million households and 195 million individuals in the United States.

     During 1998, the Company incurred direct costs totaling approximately $48 million to create, maintain and enhance its databases, maintain data center operations, and perform data processing services. This total excludes costs associated with administrative overhead costs, building and equipment costs, interest expense, and depreciation and amortization expense.

     Business Database. The Company's proprietary business database contains information on over 11 million businesses in the United States and Canada. The Company maintains its data in a data warehouse, which can be segmented into data segments. Some of the data segments are Small Business Owners, Small Business Owners at Home, Big Businesses and their Corporate Affiliations, Growing Businesses, and Female Business Owners. Additionally, vertical industry data segments are created such as Physicians and Surgeons, Schools, Restaurants, Places of Interest, Importers/Exporters, and Government Offices.

     The Company compiles the business information from over 15,000 sources. Some sources, such as the yellow pages, telephone directory white pages, and chamber directories, are used to identify businesses for inclusion in the database. Other sources such as primary telephone research surveys are used to enhance the database with key data elements like number of employees, estimated sales/output volume and year established. Additional sources, such as, annual reports, SEC filings and public filings, are used to update the database with lawsuits, liens, judgements, bankruptcies, headline news, commercial debtor data, changes in leadership, changes of address, changes of corporate affiliations, and the like. In addition, the Company updates and maintains its business database using information licensed from the United States Postal Service's National Change of Address (NCOA) and Delivery Sequence File (DSF).

     The Company compiles the information in the business database using five key processes: 1) Routine compilation from core sources to validate the ongoing existence of businesses and identification of new businesses, 2) Event driven compilation from sources identifying new business formations, business moves, mergers and acquisitions, or other business events, which could have substantial impact on the profile of the business, 3) Primary telephone research to verify and enhance business information, 4) Public data and models updated with each file refresh, and 5) Data Validation performed nightly and monthly to assure the highest quality product creation.

     Each business entry contains, where available: name of business, contact person, street address, city, state, area code and telephone number, fax number, SIC code, NAICS code, product brands sold by businesses, franchises, professional specialties, yellow page classification, size of yellow page advertisement, year of first appearance in the yellow pages, zip code, carrier route, county code, population code and metropolitan statistical area, and the latitude/longitude coordinates. The Company's proprietary automated and predictive dialing system allows custom scripts for both the size of the company and its industry.

     The Company's business database requires extensive ongoing attention to detail and data quality. The Company maintains a dedicated staff of both data analysts and systems analysts, who continually enhance the business rules used in the software to create and maintain the database. The business rules embedded in the compilation software are also used in product creation to assure the Company's customers derive full value from the business data. The Company's computer systems allow a work force of approximately 400 employees to compile, telephone verify, analyze, model, and perform continuous data validation.

     Over the next year, the Company plans to enhance the proprietary software programs operating the data center will be enhanced to incorporate near real-time data feeds and to deploy data updates to subscribing customers in a near real-time fashion via the Internet or e-mail. However, if these modifications cause disruptions in the Company's software or do not perform as anticipated, there could be a material adverse effect on the Company's business, financial condition and results of operations.

     New Business Database. The Company monitors and compiles information on newly formed businesses throughout the United States by checking state filings, business licenses and county courthouse documents. The Company verifies and sells the data to allow clients to contact potential new customers as soon as possible then incorporates the information into its core business database.

     Medical Databases. The Company maintains and markets a specialized database on physicians and surgeons. The physicians and surgeons database contains information on over 575,000 physicians and surgeons nationwide. The database is compiled from third party sources and contains information on age, gender, professional school, practice information, specialties, and personal interests.

     Consumer Database. The Company's consumer database has emerged over the last year to be among the most comprehensive and accurate in the United States. The Company begins with its own compilation of all households from telephone directories. This core data source is compiled with greater accuracy and timeliness than most others using this base source. The white page file is then enhanced with over 1 billion records licensed from third parties to add individuals not listed in the telephone directories and to add the demographic and psychographic data required to segment consumer prospects. The end result is a database of 115 million households, 195 million individuals, 57 million homeowners, 1 million monthly new movers, and 50 million mail order purchasers.

     The consumer database also includes information in over 70 categories of demographic information including age, income, marital status, gender, presence of children in households, credit card information, mortgage data, vehicle information, recent changes of address and lifestyle selections.

PRODUCTS AND SERVICES

     From its databases of 11 million businesses in the U.S. and Canada and 115 million households in the U.S. the Company produces products such as prospect lists, mailing labels, 3 x 5 cards, diskettes, printed directories, CD-ROMs, Business Credit Reports, and many other products and services. The Company's products and data processing services are used by customers for activities such as identifying and qualifying prospective customers, initiating direct mail programs, telemarketing, analyzing and assessing market potential, monitoring the effectiveness of marketing efforts and surveying competitive markets. The Company distributes its products and data processing services through distribution channels outlined in the Sales and Marketing section of this report. The Company is organized around two customer segment groups: Small Business and Consumer Markets Group and the Large Business Customers Group. The Company's products and services are designed for the unique needs of each group.

     SMALL BUSINESS AND CONSUMER MARKETS GROUP. This group concentrates on the needs of small to medium size businesses, small office and home office businesses, aspiring entrepreneurs, and individual consumers. The group is managed from the Company's Omaha headquarters, and the product fulfillment is handled by a dedicated facility in Carter Lake, Iowa. The Company's products and services help small businesses and consumers analyze their existing customers, identify new markets, and grow their businesses. The products are also used to locate suppliers, look up business credit profiles, and for other marketing and reference purposes. The products allow businesses to "slice and dice" their existing customer base, gain insight about who their best customers are, and identify potential new markets. For example, a customer can identify all used car dealers and body shops with sales in excess of $1 million and who have been in business more than 5 years in selected ZIP codes, or generate a list of all businesses with less than 10 employees and who have been in business for more than 10 years in a county. From this starting point, the products can be further tailored and output in a format that best suites the customer's needs (i.e. for use in direct mail, telemarketing, lead generation for direct sales, etc.). The accompanying notes to the consolidated financial statements include segment financial information for the small business and consumer markets group.

     Prospect Lists, Mailing Labels, and Sales Lead Products. The Company's customized sales lead generation products, which include hard copy prospect lists, sales leads cards, mailing labels, diskettes and mapping products, are used by customers who ask the Company to generate specific information for them. The Company produces its sales lead generation products using a combination of customized sorting criteria to meet the customer's specific marketing objectives. The Company's sales and marketing consultants work with a variety of prospective customers to help them specify sorting criteria that will produce marketing information materials. The resulting products are customized for each customer's needs, and the Company's representatives guide the customers in understanding how this information can be used. Generally, sales lead generation products are priced on a per name basis, which varies according to the number of names supplied, the type of information required, and the delivery format selected.

     Monthly Updates: The Company offers a subscription program that provides customers with a prospect database and monthly updates including new leads for the market area, changes to the original database, and a list of companies that have gone out of business. The Company sells Monthly Updates to small, medium and large businesses who use the monthly new prospect updates to acquire new customers, expand into new markets and replace lost customers. Customers pay an up-front fee for the initial database of requested information and additional monthly subscription fees for the updates.

     Business Directories and CD-ROM Products: The Company's printed business directories are bundled with CD-ROMs and include such titles as Business USA, Business Canada, State Business Directories, American Manufacturers Directory, Big Business Directory, Entrepreneurs Directory, and Physicians & Surgeons Directory. In addition, the Company also sells a number of business directories on CD-ROM only, including titles such as Households USA, Professionals, Female Executives, and Small Business Owners. The Company sells these directories to businesses who use them for lead generation, telemarketing, and reference purposes, and are attracted to the directories for their affordability, convenience and reference value. The printed directories are useful for reference, while the CD-ROM products allow users to sort, search, and print marketing information. Purchasers of business directories subscribe to them on an annual basis. For CD-ROM products, an annual license fee enables a customer to access and use a specified number of names. Proprietary metering technologies for CD-ROM products require purchasers to pay an additional fee to download additional names and prevent purchasers from using the product beyond one year after the installation date.

     Business Credit Directories: The Company's business credit directories include a printed directory bundled with a CD-ROM. The product is used by customers for decision making, verifying company information, assisting in collection support, and identifying potential new customers. The directories are available by individual states, multi-state regions, the entire U.S., and Canada. Pricing for this product is similar to the other business directory products outlined above. Customers can also buy Business Credit Reports for $5 each on the Internet, and over the phone and fax.

     Directory Assistance+Plus/Business Credit Reports: For busy executives and people on the road, the Company sells its information, Directory
Assistance+Plus, over the phone. The Company prices its telephone information services on a subscription basis. Business Credit Reports can be purchased individually, or on a subscription basis.

     Consumer CD-ROM Products: The Company's consumer CD-ROM products include titles such as 104 million businesses and Households, Streets USA, American Yellow Pages, 88 million Households, 2 million Fax Number Directory, Powerfinder, Powerfinder Pro, and Select Phone. These products can be used on personal computers as an affordable way to find addresses and phone numbers of businesses and consumers anywhere in the country. CD-ROM products are sold through over 5,000 retail outlets in North America, including OfficeMax, Office Depot, Staples, CompUSA, and Best Buy. The Company also has over 1.5 million registered users that it targets using direct mail and telemarketing.

     Database Marketing and Data Processing Services: Although analytical and data processing services have historically been utilized by larger companies, the Company offers these services to smaller business customers. An example is the customer profile analysis which is available for free, and allows small business customers to gain valuable insights about their existing customer base. The Company continues to develop and introduce a variety of analytical and data processing services to meet the needs of the smaller business customer.

     Internet Content Users consist of small office and home-based businesses, entrepreneurs, and individuals who access our products and services primarily through our Company web site www.infoUSA.com. Our site allows businesses and consumers to define a target market, retrieve a count of the number of businesses in a particular market, or obtain a credit profile on a particular company. The Company sells customers lists and business profiles over the Internet on a per name or per profile basis.

     The Internet represents a new and rapidly evolving potential market for the Company's information products and data processing services. If the Company is unsuccessful in selling its products and services over the Internet, or fails to respond to changes in the Internet market in a timely manner, the Company's business, financial condition and results of operations could be materially and adversely effected.

     LARGE BUSINESS CUSTOMERS GROUP. The large business customer group is focused on developing and maintaining relationships with large corporations by providing databases, data processing services, and database marketing solutions. This group is headquartered in Montvale, New Jersey. The Company's database marketing services, direct marketing and analytical services, database licensing agreements, and information content sales to corporate clients are managed primarily by dedicated national account sales teams, who work with the same clients on an ongoing basis. The Company prices these various services on an annual license basis, depending upon the nature of the services provided. The accompanying notes to the consolidated financial statements include segment financial information for the large business customers group.

     Licensing of Database to Value Added Resellers: The Company licenses its databases to value added resellers who pay the Company royalties for the use of its information. The customers who license the databases use the information for a wide range of purposes, including national directory assistance services, the creation of mapping products and services, and for global positioning satellite
(GPS) in-car navigation systems.

     Database Marketing Services: Database marketing involves the use of sophisticated statistical methodologies to segment customers, glean insight about customer characteristics, and identify the best prospective markets. The Company offers a variety of market research services, including customer and market profile analyses, market segmentation reports, statistical marketing reports, list enhancements to update a customer's in-house database, computerized name search service, and other analytical tools and reports.

     Direct Marketing Services: The Company offers a full range of direct marketing services to help customers turn their in-house databases into a more powerful marketing tool. This includes cleaning and standardizing their in-house databases and enhancing the value of their customer files by appending additional data. Examples of the types of services offered include "merge-purge" services, which involves merging data from multiple sources and purging out duplicative and erroneous data. List enhancement is the process of appending additional data to a customer file to provide a better description of the customer. National Change of Address (NCOA) processing helps companies maintain an accurate, up-to-date file of customer addresses which minimizes the number of mail pieces which cannot be delivered. The Company sells its direct marketing services primarily to large corporations, many of which use these services on an ongoing basis, providing a steady stream of revenue.

     Licensing the Database for Internet Directory Assistance service: Most Internet providers offering national white page and yellow page services license the database from the Company. Licensees (including Microsoft, InfoSpace, Yahoo! Netscape, GTE, and others) pay the Company royalties to use the Company's databases on their web sites. Internet users access these sites for directory assistance, finding individuals in the white pages or businesses in the yellow pages. In addition, most of these Internet sites provide a link to the Company's web site, allowing potential customers to purchase additional products or services directly from the Company. The Company's directory assistance information over the Internet is free.

SALES AND MARKETING

     The Company markets and sells its information products and data processing services directly through direct mail, telemarketing, field sales offices and national accounts sales teams, the Internet, and indirectly through distribution channels such as value-added resellers and retail outlets. The sales and marketing channels used by the Company vary by product. Sales lead generation products are sold through direct mail, telesales, field sales offices and national accounts sales teams, and the Internet. Data processing services are sold primarily through national accounts sales teams. Consumer CD-ROM products are sold through direct mail, telemarketing and retail outlets, and the Company licenses its databases to information resellers and large corporations.

     Direct Mail: The Company has traditionally marketed to businesses through direct mail, in which the Company mails catalogs to prospective customers and processes orders by mail or by telephone. In 1998, the Company mailed more than 39 million catalogs, letters and other pieces of mail primarily to small and medium size businesses. The Company sells its full line of sales lead generation products, including customer lists, mailing labels, directories, CD-ROM products, maps and credit reference guides, through direct mail. Direct mail marketing allows the Company to reach a large number of customers at relatively little cost, and generates a high volume of sales.

     Telemarketing: The Company sells its sales lead generation products and services through "outbound" telephone calls to small and medium size businesses. In 1998, the Company initiated more than 750,000 telephone contacts with past and prospective customers. Telemarketing allows the Company to contact dormant accounts, occasional purchasers and repeat customers to create a more consultative relationship between the client and the Company, and in turn to generate more frequent sales.

     Sales Force and Field Sales Offices: The Company's field sales offices sell the Company's full line of sales lead generation products and services though direct or telephone contact with small and medium size businesses, establishing consultative relationships at the local level. The Company believes that through field sales offices it can establish and maintain direct relationships with businesses that are otherwise unresponsive to direct mail and telesales contacts. As of December 31, 1998, the Company had field sales offices in 16 cities.

     The Company's national accounts sales teams establish ongoing relationships with larger corporations to sell data processing services, database marketing services, and information content sales. Data processing and database marketing services for these clients include generating mailing lists through merging and purging of databases, producing customer profiles and market analyses, managing and warehousing client data. After selling data processing services to large corporations, the Company seeks to sell its information products to these clients as well.

     Internet: The Company has established an Internet site, www.infoUSA.com, which allows businesses and consumers to perform a variety of tasks. Users can define a target market, retrieve a count of the number of businesses or consumers in a particular market, obtain a credit profile for a particular business, or purchase any of the company's business directory and CD-ROM reference products.

     Retail Sales: The Company sells it consumer CD-ROM products "off-the-shelf" to customers through over 5,000 retail outlets including computer software stores, office supply stores, convenience stores, pharmacies and supermarkets. The Company sells its consumer CD-ROM products principally through wholesale distributors and also directly to retail outlets.

     Database Licensing: The Company licenses its databases for distribution to on-line information providers such as InfoSpace, Microsoft, Yahoo!, Netscape, and GTE, and to large corporations for internal use. Licensees pay the Company royalties for the use of its information products. In addition, most of these on-line information services provide a link to the Company's World Wide Web site, allowing potential customers to purchase products or services directly from the company.

COMPUTER OPERATIONS AND DATABASE PROTECTION

     The Company operates five data centers located in Omaha, Nebraska; Papillion, Nebraska; Carter Lake, Iowa; Montvale, New Jersey; and Greenwich, Connecticut. Business continuity is assured through the Company's use of these five separate data center locations. The Company can reestablish sales, marketing, production and administrative functions at a combination of the data center sites.

     The Omaha Data Center supports the Company's Sales Order Entry systems, Internet website systems, company enterprise systems (e.g. email, file servers) and company accounting systems. Sales Order Entry and accounting systems run on a midrange IBM AS/400 and four Sun UNIX platforms. The Internet website resides on a mixture of approximately twenty Sun UNIX platforms. Enterprise systems are driven by large-scale PCs running Microsoft NT. This center is also the home for network connectivity for desktop computers in the Omaha facility, four T1 Internet connections, and connectivity to the other data centers and remote offices. This center also contains a Nortel Option 81 PBX for telephone services within the facility. MCI and US West provide telephone service over redundant access points into the facility. The Omaha data center is protected by a fire suppression system and an uninterrupted power supply battery backup system. Business and financial data is backed up daily and stored off-site.

     The Company's Papillion Data Center contains the data compilation systems, enterprise support systems, and software development platforms. The compilation systems run on a IBM AS/400. Software development is done on a mixture of three IBM AS/400s. Enterprise systems and scanning services are run on large-scale PCs running Microsoft NT. Network services to desktop computers and terminals and other data centers are supported in this center. Like the Omaha center, this center also contains a Nortel Option 81 PBX with redundant MCI and US West telephone service access points into the facility. A fire suppression system, an uninterrupted power supply battery backup system, and a diesel generator protect the Papillion center. Data is backed up daily and stored off-site. This facility is staffed with a team of over 150 Information Technology professionals.

     The Carter Lake Data Center is home to the business and consumer order fulfillment systems. Fulfillment computer services are provided by IBM AS/400s. Various high-end printers, CDROM, magnetic tape, and diskette devices are used here to produce the customer's product. A Nortel Option 11 PBX provides facility telephone services with connection to MCI and US West circuits. The Carter Lake center is protected by a fire suppression system and an uninterrupted power supply battery backup system. Data is backed up daily and stored off-site. This facility is staffed by 50 production, operations, and shipping professionals.

     The Company maintains its consumer database and analytical data processing capabilities at its Montvale Data Center. The data is regularly backed up and stored off-site. The Company has contracted with a third party to load and access its consumer database in the event of loss at the Montvale facility, and the Company believes that it could regenerate its analytical capabilities through the lease of computer equipment in less than two weeks.

     The Montvale Data Center houses three Mainframe class CPU's (two OS systems and one DOS), eight large midrange UNIX systems, a number of high-end PC network class machines, a large LAN PC network, a multitude of telecommunication equipment, and transport abilities supporting various protocols. The facility also maintains direct T1 connectivity to the Internet and a WAN connection to all other Company computer facilities.

     All midrange and mainframe class computers are used to service direct marketing needs to large and mid-sized clients, many in the fortune 500 marketplace. The mainframe class machines are used in every aspect of direct marketing computer services while the mid-range systems are used in a client server or three tiered architecture to house relational database marketing files. These systems service over 200 clients and are available to the Montvale staff of over 250 on a seven day a week, twenty-four hours a day basis.

     The Montvale facility services it's client with time tested proprietary direct marketing software as well as state of the art three tiered and client server open systems. Through these systems and services, along with Company owned databases, the Company provides a product that is not offered by many.

     Montvale houses a large data tape library with over 160,000 volumes of tape. While it is impossible to secure a secondary backup of a library of this size, all critical databases and system backups are sent offsite to a secure location with a third party contracted data and document security company. These 'backups' are secured on a daily basis.

     The Montvale facility maintains contracts with Comdisco for disaster recovery. In the event of a disaster, all on-line computer operations can be resumed within 48 hours, while other normal operations would resume within two weeks. The shear volume of data to be recovered is one of the largest concerns and time-consuming factors in the event of a disaster.

     The Greenwich Data Center is home to the Company's list brokerage and list management operations. The data center is fully sprinklered and protected by an uninterrupted power supply battery back up system.

     The Company is in the process of relocating certain operations located on the east coast. The Company is relocating certain personnel between the Montvale and Greenwich facilities, and is also going to relocate certain personnel from the Montvale and Greenwich sites to a new location in Park Ridge, New Jersey. The Company anticipates completing these relocations by August 1999. The Company is in the process of constructing a new facility located in Montebello, New York. Upon completion of the Montebello facility, the Company anticipates relocating a significant portion of its east coast operations, including personnel located at the Montvale, Greenwich and Park Ridge locations, to this new facility.

     The Company's computer operations include a mix of mainframe, midrange, server, and desktop systems.

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

EMPLOYEES

     As of December 31, 1998, the Company employed a total of approximately 1,500 people on a full-time basis. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2. PROPERTIES

     The Company's headquarters are located in a 148,000 square foot facility in Omaha, Nebraska, where the Company performs sales and administrative activities. Order fulfillment and shipping are conducted at the Company's 30,000 square foot Carter Lake, Iowa facility, which is located 15 miles from its headquarters. Data compilation, telephone verification, data and product development, and information technology services are conducted at the Company's 130,000 square foot Papillion, Nebraska facility which is located about 5 miles from its headquarters. The Company owns these facilities, as well as adjacent land for possible future expansion. In addition, the Company leases a 101,000 square foot facility in Montvale, New Jersey, which lease expires in September 1999. The Company also leases sales office space at various locations, the aggregate rental obligations of which are not significant.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

NAME                                   AGE                       POSITION
----                                   ---                       --------
Vinod Gupta..........................  52    Chairman of the Board and Chief Executive Officer
Stormy L. Dean.......................  41    Controller and Acting Chief Financial Officer
Allen Ambrosino......................  55    President, Large Business Group
Monica Messer........................  36    President, Database and Technology Group
William Chasse.......................  40    President, Small Business Group
William Kerrey.......................  50    Senior Vice President, Licenses

     Vinod Gupta is the founder of the Company and has been Chairman of the Board of the Company since its incorporation in 1972. Mr. Gupta served as Chief Executive Officer of the Company from the time of its incorporation in 1972 until September 1997 and since August 1998. Mr. Gupta holds a B.S. in Engineering from the Indian Institute of Technology, Kharagpur, India, and an M.S. in Engineering and an M.B.A. from the University of Nebraska.

     Stormy L. Dean has served as the Corporate Controller since September of 1998 and as the acting Chief Financial Officer since January of 1999. From August 1995 to September 1998, Mr. Dean served as the Company's tax director. Prior to that, Mr. Dean worked in the Tax Department of Peter Kiewit Sons' Inc., a construction and telecommunications company, from January of 1990 until joining the Company in August of 1995. Mr. Dean holds a B.S. in Accounting from the University of Nebraska at Omaha, an M.B.A from the University of Nebraska at Omaha, and a Certified Public Accountant certificate.

     Allen Ambrosino has served as Executive Vice President of the Company since August 1997, and as President of DBA, which the Company acquired in February 1997, since November 1991. Mr. Ambrosino holds a B.S. in Business Administration from Fairleigh Dickinson University.

     Monica Messer has served as Executive Vice President and Chief Information Officer of the Company since February 1997, and served as a Senior Vice President of the Company from January 1996 to January 1997. Ms. Messer joined the Company in 1983 and has served as a Vice President of the Company since 1985. Ms. Messer holds a B.S. in Business Administration from Bellevue University.

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

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock and Class B Common Stock $0.0025 par value, is traded on the NASDAQ National Market System under the symbols IUSAA and IUSAB, respectively.

     The Company's Class A Common Stock began trading on the Nasdaq National Market on October 10, 1997. Between October 10, 1997 and December 31, 1997, the high and low closing prices for the Company's Class A Common Stock were $12.75 and $9.13, respectively.

     The following table sets forth the high and low closing prices for the Company's Class A Common Stock and Class B Common Stock during each quarter of 1998 and 1997 (class B Common Stock only), as adjusted to give effect to stock splits completed to date.

                              CLASS A COMMON STOCK

                                                               HIGH     LOW
                                                              ------   ------
1998
  Fourth Quarter............................................  $ 6.63   $ 2.63
  Third Quarter.............................................  $15.00   $ 5.00
  Second Quarter............................................  $15.25   $12.00
  First Quarter.............................................  $16.00   $10.25

                              CLASS B COMMON STOCK

                                                               HIGH     LOW
                                                              ------   ------
1998
  Fourth Quarter............................................  $ 7.50   $ 2.69
  Third Quarter.............................................  $15.81   $ 6.00
  Second Quarter............................................  $16.00   $12.38
  First Quarter.............................................  $17.63   $10.50
1997
  Fourth Quarter............................................  $13.63   $ 9.25
  Third Quarter.............................................  $15.75   $11.07
  Second Quarter............................................  $11.69   $ 8.50
  First Quarter.............................................  $11.69   $ 9.38

     As of March 9, 1999, there were 81 and 86 stockholders of record of the Class A Common Stock and Class B Common Stock, respectively.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for each of the years in the five years ended December 31, 1998 has been derived from the Company's audited Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes set forth on pages F-1 through F-24 of this Form 10-K. The Consolidated Financial Statements as of December 31, 1998 and 1997, and for each of the years in the three years ended December 31, 1998, are set forth on pages F-1 through F-24 of this Form 10-K.

                                                              YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------
                                                  1998       1997       1996       1995      1994
                                                --------   --------   --------   --------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales.....................................  $228,678   $193,327   $108,298   $ 86,766   $69,603
Costs and expenses:
  Database and production costs...............    66,319     55,090     29,272     23,999    18,153
  Selling, general and administrative.........   117,724     80,203     45,766     37,724    28,249
  Depreciation and amortization...............    27,472     34,415      4,855      3,469     3,125
  Provision for litigation settlement(1)......     4,500         --         --         --        --
  Acquisition-related and restructuring
     charges(2)(3)............................    10,093     56,098     21,500         --        --
                                                --------   --------   --------   --------   -------
          Total costs and expenses............   226,108    225,806    101,393     65,192    49,527
                                                --------   --------   --------   --------   -------
Operating income (loss).......................     2,570    (32,479)     6,905     21,574    20,076
Other income (expense):
  Investment income...........................    16,628      3,748      3,194      1,322     1,109
  Interest expense............................    (9,160)    (4,098)      (209)      (157)     (247)
  Other.......................................    (2,000)        --       (943)        --        --
                                                --------   --------   --------   --------   -------
Income (loss) before income taxes and
  discontinued operations.....................     8,038    (32,829)     8,947     22,739    20,938
Income taxes..................................     5,880      6,987      3,400      8,421     7,710
                                                --------   --------   --------   --------   -------
Income (loss) from continuing operations......     2,158    (39,816)     5,547     14,318    13,228
Loss on discontinued operations(4)............        --         --       (355)    (2,317)     (404)
Loss from abandonment of subsidiary(4)........        --         --     (1,373)        --        --
                                                --------   --------   --------   --------   -------
Net income (loss).............................  $  2,158   $(39,816)  $  3,819   $ 12,001   $12,824
                                                ========   ========   ========   ========   =======
Basic earnings (loss) per share...............  $   0.04   $  (0.82)  $   0.09   $   0.29   $  0.31
                                                ========   ========   ========   ========   =======
Weighted average shares outstanding...........    49,314     48,432     42,065     41,475    41,356
                                                ========   ========   ========   ========   =======
Diluted earnings (loss) per share.............  $   0.04   $  (0.82)  $   0.09   $   0.28   $  0.31
                                                ========   ========   ========   ========   =======
Weighted average shares outstanding...........    50,215     48,432     42,390     42,136    41,545
                                                ========   ========   ========   ========   =======
OTHER DATA:
Earnings before interest, taxes, depreciation
  and amortization ("EBITDA"), as
  adjusted(5).................................  $ 44,635   $ 58,034   $ 33,260   $ 25,043   $23,201
                                                ========   ========   ========   ========   =======
CASH FLOW DATA:
Net cash from operating activities............  $ 16,742   $ 30,256   $ 12,321   $ 15,819   $18,086
                                                ========   ========   ========   ========   =======
Net cash used in investing activities.........   (36,626)   (99,932)   (13,824)   (14,905)  (12,394)
                                                ========   ========   ========   ========   =======
Net cash from (used in) financing
  activities..................................    38,834     72,832     (2,999)    (2,406)     (712)
                                                ========   ========   ========   ========   =======

                                                                   DECEMBER 31,
                                                ---------------------------------------------------
                                                  1998       1997       1996       1995      1994
                                                --------   --------   --------   --------   -------
CONSOLIDATED BALANCE SHEET DATA:
Working capital...............................  $ 70,157   $ 60,007   $ 45,727   $ 45,363   $35,411
Total assets..................................   270,773    194,911    107,877     91,241    77,783
Long-term debt, including current portion.....   128,259     82,000      1,135      2,039     3,821
Stockholders' equity..........................    88,247     80,236     87,605     76,084    63,326

---------------

(1) During 1998, includes $4.6 million in damages awarded to Experian Information Solutions, Inc. in connection with arbitration of a contractual dispute.

(2) Includes the following acquisition related charges: 1) charges related to purchases in-process research and development costs associated with the acquisitions of Walter Karl, Inc. of $3.8 million (1998), DBA Holdings, Inc. ("DBA") of $49.2 million (1997), Pro CD of $4.3 million (1997), and Digital Directory Assistance, Inc. of $10.0 million (1996), and 2) the change in 1996 in estimated useful lives based on management's evaluation of the remaining lives of certain intangibles related to acquisitions prior to 1995 of $11.5 million.

(3) Includes in 1998 the following restructuring charges: 1) $3.0 million of costs associated with the Company's bid to acquire Metromail Corporation, 2) $0.7 million associated with the Company's offering to sell Class A Common Stock which was not completed, 3) $1.4 million for restructuring costs related to the Company's compilation and sales activities for new businesses, and 4) $1.2 million for restructuring costs related to certain costs reduction measures enacted by the Company. Includes in 1997 restructuring costs of $2.6 million associated with the acquisitions of DBA and Pro CD.

(4) During 1995, the Company sold American Business Communications for $3.0 million in the form of a non-recourse promissory note. In 1996 the Company recorded a loss of $1.4 million attributable to the default by the purchaser on the non-recourse promissory note delivered to the Company in this transaction.

(5) "EBITDA, as adjusted" is defined as operating income (loss) adjusted to exclude depreciation, amortization of intangible assets, provision for litigation settlement and acquisition-related and restructuring charges. EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service debt and of the Company's cash flows from operations excluding any non-recurring items. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading provider of business and consumer marketing information products and data processing services that assist its clients in finding new customers and generating new business. The Company's key assets include a proprietary database of over 11 million businesses and a consumer database of over 115 million households and over 195 million individuals in the United States and Canada, which the Company believes are the most comprehensive and accurate available. The Company leverages these key assets by selling a wide range of information products and data processing services through multiple distribution channels primarily to small and medium-size businesses and also to consumers and large corporations.

     Sales lead generation products, data processing services and consumer CD-ROM products accounted for 64%, 27% and 9%, respectively, of the Company's net sales for 1998. Historically, the Company's revenue has been derived predominantly through the sale of its sales lead generation products. The Company began to recognize significant revenue from its data processing services in 1997, revenue from its consumer CD-ROM products increased substantially between 1993 and 1997, and the Company began to recognize significant list brokerage revenue during 1998 with the acquisition of Walter Karl and JAMI Marketing Services. The Company estimates that no customer represented greater than approximately 6% of net sales in 1998.

     The Company's net sales are generated from the sale of its products and services and the licensing of its data to third parties. Revenue from the sale of products and services is generally recognized when the product is delivered or the services are performed. Generally, a majority of revenue from data licensing is recognized at the time the initial set of data is delivered, with the remaining portion being deferred and recognized over the license term as the Company provides updated information. The Company's operating expenses are determined in part based on the Company's expectations of future revenue growth and are substantially fixed in the short term. As a result, unexpected changes in revenue will have a disproportionate effect on financial performance in any given period. The Company's database and production costs are generally expensed as incurred and relate principally to maintaining, verifying and updating its databases, fulfilling customer orders and the direct costs associated with the production of CD-ROM titles. Costs to develop new databases are capitalized by the Company and amortized upon the successful completion of the databases over a period ranging from one to five years. Selling, general and administrative expenses consist principally of salaries and benefits associated with the Company's sales force as well as costs associated with its catalogs and other promotional materials.

     The Company had previously made certain disclosures relative to the continuing results of operations of acquired companies where appropriate and possible, although the Company has in the case of all acquisitions since 1996, immediately integrated the operations of the acquired companies into existing operations of the Company. Generally, the results of operations for these acquired activities are no longer separately accounted for from existing activities. The Company cannot report on the results of operations of acquired companies upon completion of the integration as the results are "blended-in" with existing results. Additionally, upon integration of acquired operations, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales by acquired business units of existing products. Due to recent and potential future acquisitions, future results of operations will not be comparable to historical data. While the results cannot be accurately quantified, acquisitions have had a significant impact on net sales.

     Since 1996, database and production costs have increased as a percentage of net sales as a result of higher costs associated with data processing services and CD-ROM production. To the extent that data processing and CD-ROM sales constitute a greater percentage of net sales, the Company expects database and production costs to increase as a percentage of net sales in the future.

     During the last two quarters of 1997 and the first three quarters of 1998, the Company built infrastructure for continued growth and increased sales and heightened its investment in general sales operations, field sales operations, development of new products and services, and direct marketing activities. As a result, selling, general and administrative expenses increased substantially between 1997 and 1998, and constituted a greater percentage of net sales. See the discussion of selling, general and administrative expenses in "Results of Operations" for additional information related to these costs.

     The Company has supplemented its internal growth through strategic acquisitions. The Company has completed nine acquisitions since mid-1996. Through these acquisitions, the Company has increased its presence in the consumer marketing information industry, greatly increased its ability to provide data processing solutions, added two consumer CD-ROM product lines, increased its presence in list management and list brokerage services and broadened its offerings of business marketing information. The following table summarizes these acquisitions:

                                                                               TRANSACTION
                                                                                  VALUE
ACQUIRED COMPANY                       KEY ASSET             DATE ACQUIRED   (IN MILLIONS)(1)
----------------                       ---------             -------------   ----------------
Digital Directory Assistance  Consumer CD-ROM Products       August 1996           $ 17
County Data Corporation       New Businesses Database        November 1996         $ 11
Marketing Data Systems        Data Processing Services       November 1996         $  3
BJ Hunter                     Canadian Business Database     December 1996         $  3
DBA                           Consumer Database and Data     February 1997         $105
                              Processing Services
Pro CD                        Consumer CD-ROM Products       August 1997           $ 18
Walter Karl                   Data Processing and List       March 1998            $ 18
                              Management Services
JAMI Marketing                List Management Services       June 1998             $ 13
Contacts Target Marketing     Canadian Business Database     July 1998             $  1

---------------

(1) Transaction value includes total consideration paid including cash paid, debt issued and stock issued plus long-term debt repaid or assumed at the date of acquisition plus, in the case of DBA, a subsequent purchase price adjustment in October 1997.

     The Company incurred acquisition-related charges to operations, consisting of the write-off of acquired in-process research and development and other restructuring charges of an aggregate of approximately $21.5 million in 1996 in connection with the acquisition of Digital Directory Assistance and the change in estimated useful lives of certain intangibles related to acquisitions prior to 1995, $56.1 million in 1997 in connection with the acquisitions of the DBA and Pro CD and $10.1 million in 1998 in connection with the acquisitions of Walter Karl and for certain other acquisition-related and restructuring charges. In addition, the Company expects to amortize goodwill and other intangibles over periods of 1 to 15 years in connection with acquisitions completed since mid-1996. The Company's results for 1997 do not include the operations of Walter Karl or JAMI Marketing. In connection with future acquisitions, the Company expects that it will be required to incur additional acquisition-related charges to operations and to amortize additional amounts of goodwill and other intangibles over future periods. While there are currently no binding commitments with respect to any particular future acquisitions, the Company frequently evaluates the strategic opportunities available to it and intends to pursue strategic acquisitions of complementary products, technologies or businesses that it believes fit its business strategy.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales. The amounts and related percentages may not be fully comparable due to the acquisition of Digital Directory Assistance (DDA) in August 1996, County Data Corporation (CDC) and Marketing Data Systems in November 1996, BJ Hunter in December 1996, the Database America Companies (DBA) in February 1997, Pro CD in August 1997, Walter Karl in March 1998 and JAMI Marketing Services (JAMI) in June 1998:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales...................................................     100%     100%     100%
Costs and expenses:
  Database and production costs.............................      29       29       27
  Selling, general and administrative.......................      51       41       42
  Depreciation and amortization.............................      12       18        5
  Provision for litigation settlement.......................       2       --       --
  Acquisition-related charges...............................       4       29       20
                                                              ------   ------   ------
          Total costs and expenses..........................      98      117       94
                                                              ------   ------   ------
Operating income (loss).....................................       2      (17)       6
Other income, net...........................................       2       --        2
                                                              ------   ------   ------
Income (loss) before income taxes and discontinued
  operations................................................       4      (17)       8
Income taxes................................................       3        4        3
                                                              ------   ------   ------
Income (loss) from continuing operations....................       1      (21)       5
Loss on discontinued operations and abandonment of
  subsidiary................................................      --       --        1
                                                              ------   ------   ------
Net income (loss)...........................................       1%     (21)%      4%
                                                              ======   ======   ======
EBITDA, as adjusted(1)......................................      20%      30%      31%
                                                              ======   ======   ======
OTHER DATA:
SALES BY PRODUCT GROUP:
  Sales Lead Generation Products............................  $146.9   $128.9   $ 89.8
  Data Processing Services..................................    62.3     42.7      4.6
  Consumer CD-ROM Products..................................    19.5     21.7     13.9
                                                              ------   ------   ------
          Total.............................................  $228.7   $193.3   $108.3
                                                              ======   ======   ======
SALES BY PRODUCT GROUP AS A PERCENTAGE OF NET SALES:
  Sales Lead Generation Products............................      64%      67%      83%
  Data Processing Services..................................      27       22        4
  Consumer CD-ROM Products..................................       9       11       13
                                                              ------   ------   ------
          Total.............................................     100%     100%     100%
                                                              ======   ======   ======

---------------

(1) "EBITDA, as adjusted," is defined as operating income (loss) adjusted to exclude depreciation, amortization of intangible assets, provision for litigation settlement and acquisition-related and restructuring charges. EBITDA, as adjusted, is presented because it is a widely accepted indicator of a company's ability to incur and service debt and of the Company's cash flows from operations excluding any non-recurring items. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

1998 COMPARED TO 1997

  Net Sales

     For 1998 net sales were $228.7 million, a 18% increase from $193.3 million in 1997. Net sales of sales lead generation products for 1998 were $146.9 million, a 14% increase from $128.9 million in 1997. Factors contributing to an increase in net sales of sales lead generation products included: the enhancement of existing and development of new sales lead generation products, the increase in the number of mailing pieces mailed from 30.0 million during 1997 to 38.7 million during 1998 and the acquisitions of Walter Karl in March 1998 and JAMI in June 1998. During 1998, the Company entered into Internet licensing agreements totaling approximately $7.8 million compared to $4.8 million in 1997.

     Net sales of data processing services for 1998 were $62.3 million, a 45% increase from $42.7 million for 1997. The increase is principally the result of the acquisition of the DBA in February 1997 and Walter Karl in March 1998. The Company recorded sales to a significant data processing services customer totaling $14.6 million during 1998, representing 6% of total net sales. Sales to this customer occurred evenly during the year. During 1998, the customer notified the Company that it intends to perform the same processing in-house. As a result, sales of data processing services in 1999 may decline from 1998 levels.

     Net sales of consumer CD-ROM products for 1998 were $19.5 million, an 11% decrease from $21.7 million for 1997. The decrease in consumer CD-ROM product net sales reflects an increase in estimates for reserves of $2.7 million during 1998 related to product returns. Due to a decline in general market conditions and demand for the product, the Company experienced significant product returns during the second and third quarters of 1998. Therefore the reserve for returns was adjusted accordingly. The change in the reserve for returns related primarily to sales that occurred during the second and third quarters of 1998. The decline in market conditions and demand for the product have continued to remain low therefore sales are expected to remain at a decreased level.

  Database and Production Costs

     For 1998, database and production costs were $66.3 million, or 29% of net sales, compared to $55.1 million, or 29% of net sales for 1997.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses for 1998 were $117.7 million, or 51% of net sales, compared to $80.2 million, or 41% of net sales for 1997. The increase in selling, general and administrative expenses, representing 10% of net sales, is principally the result of the following items: 1) increase in estimates for reserves for bad debts of $3.5 million, 2) increase in estimates for reserves related to price protection and cooperative advertising for consumer CD-ROM products of $5.3 million, 3) decrease in estimated benefit period related to deferred advertising costs of $2.7 million, and 4) $0.6 million related to executive severance costs. The charges described above accounted for approximately one-half of the increase in selling, general and administrative expenses, expressed as a percentage of net sales.

     During late 1997 and early 1998, the Company ramped-up its sales force anticipating a targeted incremental increase in net sales. The Company subsequently did not achieve the targeted incremental increase in net sales. During the third quarter of 1998, the Company enacted certain cost reduction measures as described in the section "Acquisition-related and Restructuring Charges" to counter prior measures taken. Salaries and wages principally related to the sales force accounted for approximately one-half of the increase in selling, general and administrative expenses, expressed as a percentage of net sales.

     Due to a decline in general market conditions and demand for the consumer CD-ROM product, the Company experienced significant product returns during the second and third quarters of 1998. In addition, the Company issued additional price protection due to the decline in demand. The change in reserve related primarily to sales of consumer CD-ROM products that occurred during the second and third quarters of 1998.

  Depreciation and Amortization Expenses

     Depreciation and amortization expenses for 1998 were $27.5 million, or 12% of net sales, compared to $34.4 million, or 18% of net sales for 1997. Amortization of acquired database costs and purchased data processing software associated with the acquisition of the DBA in February 1997 totaled $6.3 million and $21.7 million for 1998, and 1997, respectively.

     Excluding amortization on acquired database costs and purchased data processing software associated with the acquisition of DBA in February 1997, depreciation and amortization expenses were $21.1 million and $12.7 million for 1998 and 1997, respectively. The increase relates primarily to amortization of intangibles for acquisitions recorded since June 1997, including Pro CD in August 1997, Walter Karl in March 1998, and JAMI in June 1998.

  Provision for Litigation Settlement

     The Company recorded a provision for litigation settlement of $4.5 million, or 2% of net sales, during the third quarter of 1998 related to a dispute centered around a license agreement between DBA and Experian Information Solutions, Inc. prior to the Company's acquisition of DBA in February 1997.

  Acquisition-Related and Restructuring Charges

     For 1998, in addition to the write-off of purchased in-process research and development costs (purchased IPR&D) of $3.8 million for Walter Karl, included in acquisition-related charges in the accompanying consolidated statement of operations are: $3.0 million of costs associated with the Company's bid to acquire Metromail Corporation, $0.7 million associated with the Company's offering to sell Class A Common Stock which was not completed, $1.4 million for restructuring costs related to the Company's compilation and sales activities for new businesses enacted during the first quarter of 1998, and $1.2 million for restructuring costs related to certain cost reduction measures enacted during the third quarter of 1998.

     These acquisition-related charges totaled $10.1 million, and represented 4% of net sales during 1998. As part of the acquisition of the Database America Companies in February 1997 and Pro CD in August 1997, the Company recorded charges totaling $56.1 million, or 29% of net sales, during 1997 for the write-off of purchased IPR&D as well as other related integration and organizational restructuring costs.

     Acquisition-Related Charges

     The purchased IPR&D recorded in connection with the acquisition of Walter Karl consisted of various projects, of which none were individually significant, related to areas including: Internet capabilities, automated job cards and shipping information, database and merge/purge processing enhancements, list brokerage and management order and data entry systems. There were a total of 12 separately identified projects.

     The total amount allocated to the above IPR&D projects was $3.8 million after retroactive application of the Securities and Exchange Commission's new guidelines for valuing purchased IPR&D.

     The stage of completion was determined based on the analysis of the completion plan for each of the projects. For each of the projects, the completion plan was laid out in terms of beta release date, new lines of code, total anticipated person-years and total invested person years to date. To compute the stage of completion the ratio of person years already spent to total person years to finish the product was calculated. In the aggregate the stage of completion was computed to be 52%.

     The revised valuation of the IPR&D addresses the matters cited by Lynn Turner, Chief Accountant of the Securities and Exchange Commission in his letter to the American Institute of Certified Public Accountants dated October 9, 1998. The revised valuation excludes the projected cash flows from uncompleted portions of the in-process research and development, and eliminates a "relief from royalty approach" which had previously included value attributed to future versions of the IPR&D.

     At the date of acquisition, a total of 4.8 man years had been invested on in-process projects while the estimated total investment was 9.15 man years, and estimated 4.35 man years remained to complete the projects. The valuation used the target company workforce, salary and benefits data to convert this into dollars. Accordingly, the estimated cost to complete the projects was approximately $0.2 million. The total cost of the projects prior to the acquisition was $0.2 million.

     The IPR&D related to various projects of which certain projects have been completed and the Company is receiving benefits associated with these projects and certain projects are still in process of development.

     None of the 12 projects were determined to be individually significant. Without the successful completion of the remaining development efforts, the end result would be to fail to introduce new products.

     IPR&D was a critical factor for the Company in making this acquisition and timely completion of these projects was an equally important consideration. On time completion was expected to give the Company a competitive edge in its field. All IPR&D projects had planned features that could preempt the competition and solidify its position as a leader in the business-to-business marketing information field. A major risk of not completing these projects timely, would be the risk of losing customers on a medium to long term basis and allow a competitor to provide a solution that may include these technically advanced and value added features.

     Restructuring Charges

     During the first quarter of 1998 the Company recorded a restructuring charge of $1.4 million related to the closing of the CDC new business compilation and sales center and moving these operations from Vermont to Nebraska. All 45 of the CDC employees were terminated, and severance recorded totaled $0.6 million. The restructuring charges also included lease termination costs of $0.3 million and a write-off of $0.5 million of leasehold improvement costs associated with the closed Vermont facility. The restructuring, including recording the payments and write-downs described, was completed by September 30, 1998.

     During the third quarter of 1998 the Company recorded a restructuring charge of $1.2 million which included $0.6 million in severance for 244 employees terminated as a result of the implementation of certain cost reduction measures. These employees were primarily in support and administration positions but some under-performing sales personnel were also terminated. The restructuring charges also included $0.4 million related to the planned closing of four field sales offices. Additionally, the Company recorded a write-down of $0.2 million related to leasehold improvement costs at facilities leased by the Company which were being closed. The restructuring, including recording the payments and write-downs described, was completed as of December 31, 1998, with the exception of the costs totaling $0.4 million related to the planned exit of certain field sales offices which are anticipated to be completed by March 31, 1999.

  Operating Income (Loss)

     Including the factors previously described, the Company had operating income of $2.6 million, or 2% of net sales for 1998, as compared to an operating loss of $(32.5) million, or (17)% of net sales for 1997.

  Other Income (Expense), Net

     Other income (expense), net for 1998 and 1997 was $5.5 million and $(0.4) million, respectively. During the second quarter of 1998, the Company realized a gain of $16.5 million on the disposition of its holdings in Metromail Corporation common stock. This realized gain was partially offset during the second quarter of 1998 when the Company recorded a loss of $2.0 million on the write-off of an investment. During the first quarter of 1997, the Company made an investment of $2.0 million in preferred stock of an issuer, representing less than 20% of the issuer's outstanding stock. During 1998 the issuer commenced a reorganization and sought funding from other outside investors, diluting the Company's investment in this entity to a nominal value. Additionally, the Company obtained knowledge that the issuer was incurring significant losses and the intended line of business of this start-up entity had significantly changed. Accordingly, the Company wrote-off this investment, which was accounted for on a cost basis, during the second quarter of 1998.

  Income Taxes

     A provision for income taxes of $5.9 million and $7.0 million was recorded for 1998, and 1997, respectively. Acquisition-related charges of $3.8 million and $49.2 million were included in income before income taxes during 1998 and 1997, respectively, but are not deductible for tax purposes. The provision for these periods also reflect the inclusion of amortization on certain intangibles in taxable income not deductible for tax purposes.

  EBITDA, as adjusted

     Excluding the provision for litigation settlement and acquisition-related and restructuring charges previously described, the Company's EBITDA, as adjusted, was $44.6 million, or 20% of net sales, during 1998, compared to $58.0 million, or 30% of net sales, during 1997.

1997 COMPARED TO 1996

  Net Sales

     Net sales for 1997 were $193.3 million, a 79% increase from $108.3 million in 1996. Of this increase, approximately $54.4 million were attributable to the net sales of DBA for the period from February 1, 1997, the date of acquisition, through December 31, 1997. In addition, net sales in 1996 and 1997 also increased as a result of acquisitions completed in the third and fourth quarters of 1996.

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

  Database and Production Cost

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

  Selling, General and Administrative Expenses

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

  Depreciation and Amortization Expenses

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

  Acquisition-Related and Restructuring Charges

     As part of the acquisition of Digital Directory Assistance in August 1996, the Company recorded charges of $10.0 million in 1996 for purchased in-process research and development costs. Additionally, in September 1996, the Company recorded a charge of $11.5 million due to the change in estimated useful lives based on management's evaluation of the remaining lives of certain intangibles related to acquisitions made prior to 1995. These acquisition-related charges constituted $21.5 million, or 20%, of net sales in 1996.

     As part of the acquisition of DBA in February 1997 and Pro CD in August 1997, the Company recorded charges totaling $56.1 million, or 29% of net sales, in 1997 for purchased in-process research and development costs as well as other related integration and organizational restructuring costs.

     Acquisition-Related Charges

     The Company incurred significant acquisition-related charges in 1996 and 1997 related to purchased IPR&D costs associated with the DDA acquisition in 1996 and the DBA and Pro CD acquisitions in 1997. A portion of the purchase price for these acquisitions was attributed to the value of the IPR&D projects and was expensed in accordance with Statement of Financial Accounting Standards
(SFAS) No. 2 "Accounting for Research and Development Costs." The Company believes its accounting for purchased IPR&D was made in accordance with generally accepted accounting principles and valuation practices at the time of the related acquisitions.

     The Company obtained independent valuations of the purchased IPR&D. The income valuation approach was used to determine the fair value of the IPR&D projects acquired from DDA, DBA and Pro CD. Under the income approach, the fair value reflects the present value of the projected cash flow that will be generated by the IPR&D projects if successfully completed. The income approach focuses on the income producing capability of the acquired IPR&D, which the Company believes represents the present value of the future economic benefits expected to be potentially derived from these projects. As of the valuation dates, the acquired IPR&D projects had not demonstrated technological nor economic feasibility. As a result, the attainability of the income projections is subject to project risk, product risk and market risk. These risks reflect the technical difficulty in completing scheduled tasks, any issues with the ability to provide a high quality product with consistent and reproducible results, and the risk that the ultimate delivery of projects in process will be supplanted by competition or new end-user requirements. Accordingly, a discount of from 24% to 30% was applied to reflect the risk associated with the projected cash flow to be generated by the acquired IPR&D projects. The stage of completion of the projects is not used in the determination of the value of IPR&D under a discounted cash flow approach. However, the remaining costs to complete each product were subtracted from the corresponding projected profits, thereby intrinsically incorporating the level of completion effort.

     The purchased IPR&D projects associated with the DDA, DBA and Pro CD acquisitions are as follows:

          DDA (1996) -- The projects under development by DDA involve Digital Video Disk-Read Only Memory (DVD-ROM) based information database technology. The value of the technology as applied to DDA's PhoneDisc product was $3.8 million and as applied to the Company's products was $6.2 million.

          DBA (1997) -- The projects under development by DBA involve data processing technologies including merge/purge and update and maintenance capabilities of the relational databases and interactive media technology to allow DBA to provide existing services via the Internet. The value of the data processing technologies was $2.3 million and the value of the interactive media technology was $46.9 million.

          Pro CD (1997) -- The projects under development by Pro CD involve graphical user interface technology, data enhancements, DVD capability and Year 2000 compliance for the Select Phone product line. The value of these projects was $4.3 million.

     A major risk of not completing these projects timely, would be the risk of losing customers on a medium to long term basis and allow a competitor to provide a solution that may include these technically advanced and value added features.

     Restructuring Charges

     Included in acquisition-related charges for 1997 are $2.6 million of expenses related to integrating acquired operations into the Company's existing operations. These expenses consisted primarily of costs such as travel between the Company and the new operations, consulting, payroll and other expenses related to implementing Company policies and information systems at the new locations. All costs had been incurred by December 31, 1997.

     Change in Estimated Lives

     As a consequence of changes in the Company's acquisition strategy in 1996, management performed an evaluation of the remaining lives of certain intangibles related to acquisitions prior to 1995. Based on this evaluation, it was evident that the business and distribution networks acquired changed more rapidly than was originally estimated. Therefore, the estimated useful lives of the related goodwill and distribution networks were revised to 8 and 2 years, from 30 and 15 years, respectively. This change in estimated lives resulted in a charge of $11.5 million in 1996. Net income and earnings per share for 1996 were reduced due to the charge by $7.1 million and $0.17, respectively. Additionally, future annual amortization is expected to increase over the prior annual amortization amounts by approximately $672,000 through 1998.

  Operating Income (Loss)

     As a result of the factors previously described, the Company had an operating loss of $(32.5) million, or (17)% of net sales in 1997, as compared to operating income of $6.9 million, or 6% of net sales in 1996. Excluding the effect of the amortization and acquisition-related charges previously described, the Company would have had operating income of $45.3 million, or 24% of net sales, in 1997, and operating income of $28.4 million, or 26% of net sales, in 1996.

  Other Income (Expense), Net

     Other income (expense), net for 1997 was $(0.4) million, as compared to $2.0 million in 1996. This decrease was primarily attributable to interest expense incurred on a revolving credit facility, of which $78.0 million was outstanding at December 31, 1997. The Company did not have a credit facility at December 31, 1996.

  Income Taxes

     A provision for income taxes of $7.0 million and $3.4 million was recorded for 1997 and 1996, respectively. A provision was recorded on a pretax loss in 1997 due to non-deductible acquisition related charges and amortization of certain intangibles.

  EBITDA, As Adjusted

     The Company's EBITDA, as adjusted, was $58.0 million or 30% of net sales in 1997, and $33.3 million or 31% of net sales in 1996. Including acquisition-related charges previously described, the Company had EBITDA, as adjusted, of $1.9 million, or 1% of net sales in 1997, as compared to EBITDA, as adjusted, of $11.8 million, or 11% of net sales in 1996.

YEAR 2000 READINESS DISCLOSURE

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

     The Company has completed an inventory and assessment of its IT Systems. Some of these systems are fully compliant, while others require fixes to be applied. The Company expects to correct the remaining non-compliant IT Systems by replacing or correcting them as a part of a larger infrastructure improvement effort. Infrastructure improvements are ongoing and will continue throughout 1999. The Company has completed an inventory and assessment of its NON-IT Systems, some of which will be affected by the millennium rollover. Not all affected systems require fixes; some are inconsequential or have nuisance affects and will not be addressed. The Company expects to replace critical non-compliant NON-IT Systems by the end of the year.

     The Company's Y2k project also considers the readiness of critical vendors. The Company believes that the most reasonable worst case Y2k scenario is that a small number of vendors will be unable to supply goods for a short time after January 1, 2000. Contingency plans are being developed in the event that critical vendors suffer from Y2k problems from their internal systems or their suppliers systems. Although these plans are yet to be completed, the Company expects that these plans may include a combination of actions including stockpiling of goods and selective resourcing of business to Y2k compliant vendors.

     The Company has incurred approximately $2.75 million of Y2k cost. These costs fall into three categories: 1) systems replacement, 2) specific Y2k assessment effort, and 3) expense cost of Y2k Project office. Future expenses are estimated to include approximately $3.0 million of additional cost. These future costs are expected to be primarily replacement system costs. Such cost estimates are based upon presently available information and may change as the Company continues with its Y2k project. The Company anticipates paying for its Y2k compliance plan from operating cash flows.

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

ACCOUNTING STANDARDS

     Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June of 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company anticipates adopting this accounting pronouncement in 2000; however, management believes it will not have a significant impact on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $29.6 million and marketable securities with a fair market value of $20.6 million. As of December 31, 1998, the Company had working capital of $70.2 million.

     The Company terminated its revolving credit facility with First Union National Bank during July 1998.

     Net cash provided by operating activities during 1998 totaled $16.7 million. The Company spent $20.6 million related to property additions during the same period. The Company completed construction in August 1998 of a new facility for the consumer and business database compilation division located in Papillion, Nebraska, at a cost of approximately $10.0 million.

     During 1998, the Company paid a total of $31.7 million, net of cash received, in connection with the acquisitions of Walter Karl, JAMI and Contacts Target Marketing, respectively. See the Notes to the Consolidated Financial Statements for additional information related to these acquisitions.

     During May 1998, the Company recorded a realized gain on the disposition of its holdings in the common stock of Metromail Corporation of $16.5 million. The Company recorded gross proceeds on the disposition of the Metromail Corporation common stock of $34.2 million.

     Total accrued expenses increased from $5.4 million at December 31, 1997 to $12.5 million at December 31, 1998 due to: 1) during the third quarter of 1998, the Company recorded a provision for litigation settlement of $4.5 million, 2) during the first quarter of 1998, the Company recorded as part of the purchase of Walter Karl an accrual related to the integration of acquired operations into existing operations of $6.8 million, of which a balance of $4.4 million remained at December 31, 1998, and 3) during the third quarter of 1998, the Company recorded restructuring costs totaling $1.2 million related to certain cost reduction measures enacted by the Company, of which a balance of $0.5 million remained at December 31, 1998.

     Total long-term debt increased from $82.0 million at December 31, 1997 to $128.3 million at December 31, 1998 due to: 1) The Company purchased Walter Karl in March 1998 for total consideration of approximately $19 million, which was funded using an existing revolving credit facility, and 2) the Company's sale of its senior subordinated notes resulted in gross proceeds of $115 million, of which the Company utilized approximately $87 million to pay-off other outstanding debt obligations.

     The Company believes that its existing sources of liquidity and cash generated from operations, assuming no major acquisitions, will satisfy the Company's projected working capital and other cash requirements for at least the next 12 months. To the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Any such future growth and any acquisitions of other technologies, products or companies may require the Company to obtain additional equity or debt financing, which may not be available, may be dilutive or may be restricted by the Company's existing debt obligations.

FACTORS THAT MAY AFFECT OPERATING RESULTS

  Integration of Recent and Future Acquisitions

     Since mid-1996, the Company has completed eight significant acquisitions, including the August 1996 acquisition of Digital Directory Assistance, the November 1996 merger with County Data Corporation and acquisition of Marketing Data Systems, the December 1996 acquisition of BJ Hunter, the February 1997 merger with Database America ("DBA"), the August 1997 acquisition of Pro CD, the March 1998 acquisition of Walter Karl and the June 1998 acquisition of JAMI Marketing. The Company also made a number of other acquisitions in prior periods. In March 1998, the Company attempted to acquire Metromail Corporation ("Metromail") for approximately $850.0 million, including the assumption of debt, and may in the future evaluate other acquisitions of that magnitude. The Company's strategy includes continued growth through acquisitions of complementary products, technologies or businesses, which, if implemented, may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of operations, databases, products and personnel, difficulty in applying the Company's internal controls to acquired businesses and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent that efforts to integrate recent or future acquisitions fail, there could be a material adverse effect on the Company's business, financial condition and results of operations. While the Company has not made any binding commitments with respect to any particular future acquisitions, the Company frequently evaluates the strategic opportunities available to it and intends to pursue opportunities that it believes fit its business strategy.

  Recent Changes in Senior Management

     The Company has recently undergone significant changes in its senior management team, even as it has experienced rapid growth both internally and through acquisitions. Vinod Gupta, the Company's Chairman, was re-appointed Chief Executive Officer in July 1998, having resigned that position in October 1997. Scott Dahnke, Chief Executive Officer from October 1997, Jon Wellman, President and Chief Operating Officer since January 1997 and Chief Financial Officer from January 1995 to January 1997, Steve Purcell, Chief Financial Officer since April 1997, Rick Puckett, Controller of the Company since October 1997 and Chief Financial Officer after Mr. Purcell's departure, Gregory Back, Executive Vice President of Corporate Planning and Business Development since October 1997 and Kevin Hall, Senior Vice President of Special Projects since October 1997 ceased their employment with the Company between July and September 1998. Gautam Gupta, a director of the Company who is unrelated to Vinod Gupta, served as acting Chief Financial Officer from October 1998 to January 1999. Stormy Dean, the Company's controller, has served as acting Chief Financial Officer since January 1999 while the Company conducts a search for his permanent replacement. Messrs. Dahnke, Wellman, Purcell, Puckett, Back and Hall did not resign because of any disagreements with the Company's Board or other senior management, and much of the Company's remaining senior management team has been with the Company for many years. The Company has now ogetbeen reorganized into three major groups headed by group presidents. Al Ambrosino, who has been with the Company or its subsidiary for 19 years, Monica Messer, who has been with the Company for 16 years, and William Chasse, who has been with the Company for 11 years, have each been named group president. In the past, limitations on senior management resources resulted in a few key individuals taking on multiple roles and responsibilities in the Company, which in turn placed a significant strain on the Company's senior management. Failure of the Company to identify and hire a permanent Chief Financial Officer on a timely basis or failure of Company's senior management to adjust to new responsibilities, manage growth or work together effectively could result in disruptions of operations or the departure of additional key personnel, which in turn could have a material adverse effect on the Company's business, financial condition, results of operations and stock price.

  Fluctuations in Operating Results

     The Company believes that future operating results will be subject to quarterly and annual fluctuations, and that long term growth will depend upon the Company's ability to expand its present business and complete strategic acquisitions. The Company's net sales on a quarterly basis can be affected by seasonal characteristics and certain other factors. For example, the Company typically experiences higher revenue from its sales leads products in the fall of each year due to increases in direct marketing by the Company's clients in the fourth quarter of each year. Revenue from sales lead generation products is generally lower in the summer due to decreased direct marketing activity of the Company's customers during that time. The Company typically experiences decreases in net sales of consumer CD ROM products just prior to the introduction of new editions of these products. This effect, coupled with the changes in estimates outlined below, resulted in a decline in consumer CD ROM net sales in the three months ended September 30, 1998 compared to the prior year period and the three months ended June 30, 1998. In addition, cancellation of a major data processing contract in the three months ended September 30, 1998 resulted in lower than expected net sales of data processing services in that period. The Company's operating expenses are determined in part based on the Company's expectations of future revenue growth and are substantially fixed. As a result, unexpected changes in revenue levels, such as those discussed above, have a disproportionate effect on operating performance in any given period. In addition, changes in estimates for increased reserves and allowances, the provision of an arbitration reserve and charges related to cost-cutting in the three months ended September 30, 1998 amounted to a total of $21.4 million in charges in that period. These charges and the weakness of net sales discussed above caused the Company to record a net loss of $13.4 million for the three months ended September 30, 1998, and lower than expected net income for the fiscal year. If the Company is required to record charges in the future, such charges could materially and adversely affect the Company's business, financial condition or results of operations. Long term growth will be materially adversely affected if the Company fails to successfully exploit the Internet as a market for its products and services, broaden its existing product and service offerings, increase sales of products and services, expand into new markets, or complete acquisitions or successfully integrate acquired operations into its existing operations. To the extent there are fluctuations in operating results or the Company fails to achieve long-term internal growth or growth through acquisitions, there could be a material adverse effect on the Company's business, financial condition or results of operations.

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

  Effects of Leverage

     As of December 31, 1998, the Company had total indebtedness of approximately $128.3 million. In addition, the Company's existing debt obligations allow the Company to enter into a revolving credit facility under which it would be able to incur up to $100.0 million of additional borrowings and to incur substantial additional indebtedness (including, subject to certain conditions, an additional $85.0 million of senior subordinated notes).

     The Company's ability to satisfy its debt obligations will depend upon its future operating performance, which performance will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. The Company's ability to satisfy its debt obligations may also depend upon the future availability of revolving credit borrowings under a revolving credit facility. Such availability will depend on, among other things, the Company's ability to enter into such a credit facility on acceptable terms and its ability to meet certain specified financial ratios and maintenance tests. The Company expects that, based on current and expected levels of operations, its operating cash flow should be sufficient to meet its operating expenses, to make necessary capital expenditures and to service its debt requirements as they become due. If the Company is unable to service its indebtedness, it will be forced to take actions, such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There is no assurance that any of these remedies could be effected on satisfactory terms, if at all.

  Restrictions Imposed By Terms of Indebtedness

     The Company's existing debt obligations contain certain covenants limiting, subject to certain exceptions, the incurrence of indebtedness, payment of dividends or other restricted payments, issuance of guarantees, entering into certain transactions with affiliates, consummation of certain asset sales, certain mergers and consolidations, sales or other dispositions of all or substantially all of the assets of the Company and imposing restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company and its subsidiaries. A breach of any of these covenants could result in an event of default under the terms of the Company's existing debt obligations. The Company's ability to comply with such covenants may be affected by events beyond its control.

     In addition, if the Company were to enter into a revolving credit facility, such facility would contain other restrictive covenants which would be more restrictive than those contained in the Company's existing debt obligations. A breach of any of these covenants, unless waived, would result in a default under such a credit facility. Upon the occurrence of an event of default under such a credit facility, the lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If the lenders under such a credit facility accelerate the payment of such indebtedness, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the other indebtedness of the Company. If the Company were unable to repay those amounts, such lenders could proceed against the collateral granted to them to secure that indebtedness.

  Risks Associated with Changes in Technology

     Advances in information technology may result in changing customer preferences for products and product delivery formats in the business and consumer marketing information industry. The Company believes it is presently the leading provider of marketing information on CD-ROM. However, the Company's sales of CD-ROM's in the quarter ended September 30, 1998 were lower than expected by the Company and projected by financial analysts. In addition, the Company believes that if customers increasingly look to digital video disc ("DVD") or other new technology for information resources, the market for business and consumer information on CD-ROM may contract and prices for CD-ROM products may have to decrease or CD-ROM products may become obsolete. The Company plans to introduce products on DVD. Failure of the Company to improve sales of CD-ROM products or to successfully sell its products on DVD or to successfully introduce products that take advantage of other technological changes may thus have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company believes that the Internet represents an important and rapidly evolving market for marketing information products and services. As such, the Company has recently begun to focus more heavily on the Internet, and to develop plans to exploit its new market more fully in the future. The Company may fail to develop product and services that are well adapted to the Internet market, to achieve market acceptance of its products and services, to achieve sufficient traffic to its Internet sites to generate significant net sales, or to successfully implement electronic commerce operations. Any such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company is in the process of relocating certain operations located on the east coast. The Company is relocating certain personnel between the Montvale and Greenwich facilities, and is also going to relocate certain personnel from the Montvale and Greenwich sites to a new location in Park Ridge, New Jersey. Any disruptions to operations or loss of data or equipment in connection with these moves could materially and adversely affect the Company's business, financial condition or results of operations.

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

  Restatement of Financial Results

     The 1995 financial statements were restated in 1997 to reflect a settlement of an employee's stock options as compensation expense due to additional information obtained regarding the nature and timing of the agreement to settle the options. The 1995 financial statements were also restated to reflect an increase to receivable reserves of $0.6 million as selling, general and administrative expenses. The restatements decreased net income by $2.3 million and earnings per share by $0.06 in 1995 and had no impact on net sales. The Company has implemented new control procedures that assign responsibility for accounting for all option activity and ensure that copies of the related underlying agreements are reviewed for appropriate accounting. The 1995 and 1996 financial statements were restated to properly present the discontinued operations of American Business Communications (ABC). Since ABC was sold in exchange for a non-recourse promissory note, the Company had not relinquished all risks of ownership and was required to reflect the continued losses of the business in its financial statements. These restatements did not impact net sales, net income or earnings per share for either 1995 or 1996. Due to the unique circumstances involved, the Company had misinterpreted the accounting rules related to the "sale" and re-addressed the accounting when the purchaser defaulted on the note.

     The Form 10-Q for the quarter ended March 31, 1997 was restated to accurately account for the acquisition of DBA and the related IPR&D charge as a result of receiving a final valuation report. The restatement increased net income and earnings per share by $18.2 million and $.79, respectively for the quarter ended March 31, 1997 and had no impact on net sales. The Company uses its best estimates based on information available related to acquisitions when filing its interim financial statements. However, estimates change as additional information is obtained during the valuation process.

     The Form 10-Q for the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998 were restated to accurately account for the acquisition of Walter Karl and the related IPR&D charge as a result of receiving a valuation report reflecting the retroactive application of the Securities and Exchange Commission's new guidelines for valuing purchased IPR&D. During the first quarter of 1998, the Company had originally recorded an IPR&D charge of $9.2 million. During the fourth quarter of 1998, the Company performed a new valuation following the new guidance and the IPR&D charge was adjusted to $3.8 million.

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

  Purchase of Notes Upon a Change of Control

     Upon the occurrence of a change of control of the Company in certain circumstances, the Company is required to make an offer to purchase all outstanding 9 1/2% Senior Subordinated Notes at a purchase price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. There can be no assurance that the Company will have available funds sufficient to purchase the notes upon such change of control. In addition, any change of control, and any repurchase of the notes upon a change of control, may constitute an event of default under any revolving credit facility which the Company may enter into, and in that event the obligations of the Company thereunder could be declared due and payable by the lenders thereunder. Upon the occurrence of an event of default, the lenders under such a credit facility may have the ability to block repurchases of the Notes for a period of time and upon any acceleration of the obligations under such a credit facility, the lenders thereunder would be entitled to receive payment of all outstanding obligations thereunder before the Company may repurchase any of the notes tendered pursuant to an offer to repurchase the notes upon such change of control.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt as the majority of the Company's debt is at fixed rates. At December 31, 1998, the fair value of the Company's long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 1998, the Company had long-term debt with a carrying value of $128.3 million and estimated fair value of approximately $106.0 million. The market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 10% in the rates currently offered to the Company. An increase in interest rates would result in approximately a $7.5 million decrease in fair value of the Company's long-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item (other than selected quarterly financial data which is set forth below) is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-24 of this Form 10-K. The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 1998. This information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company's audited consolidated financial statements and the notes thereto.

                                                     1998                                              1997
                                                 QUARTER ENDED                                     QUARTER ENDED
                                -----------------------------------------------   -----------------------------------------------
                                 MARCH      JUNE      SEPTEMBER      DECEMBER      MARCH      JUNE      SEPTEMBER      DECEMBER
                                   31        30           30            31           31        30           30            31
                                --------   -------   ------------   -----------   --------   -------   ------------   -----------
STATEMENT OF OPERATIONS DATA:
Net sales.....................  $55,380    $62,076     $ 55,072       $56,150     $ 41,948   $47,008     $50,555        $53,816
Costs and expenses:
  Database and production
    costs.....................   15,405     16,086       17,978        16,850       11,415    13,111      14,148         16,416
  Selling, general and
    administrative............   23,394     27,103       41,199        26,028       17,986    20,079      21,331         20,807
  Depreciation and
    amortization..............    6,870      6,384        7,824         6,394        6,356     9,056       8,985         10,018
  Provision for litigation
    settlement(1).............       --         --        4,500            --           --        --          --             --
  Acquisition-related and
    restructuring
    charges(2)(3).............    8,477        400        1,216            --       51,798        --       4,300             --
                                -------    -------     --------       -------     --------   -------     -------        -------
Operating income (loss).......    1,234     12,103      (17,645)        6,878      (45,607)    4,762       1,791          6,575
Other income (expense), net...     (283)    13,233       (2,869)       (4,613)          42        41        (257)          (176)
                                -------    -------     --------       -------     --------   -------     -------        -------
Income (loss) before income
  taxes.......................      951     25,336      (20,514)        2,265      (45,565)    4,803       1,534          6,399
Income taxes..................    2,058      9,964       (7,115)          973        1,631     1,893         775          2,688
                                -------    -------     --------       -------     --------   -------     -------        -------
Net income (loss).............  $(1,107)   $15,372     $(13,399)      $ 1,292     $(47,196)  $ 2,910     $   759        $ 3,711
                                =======    =======     ========       =======     ========   =======     =======        =======
Basic earnings (loss) per
  share.......................  $ (0.02)   $  0.31     $  (0.27)      $  0.03     $  (1.02)  $  0.06     $  0.02        $  0.08
                                =======    =======     ========       =======     ========   =======     =======        =======
Weighted average shares
  outstanding.................   49,395     49,607       49,360        49,301       46,412    48,678      48,774         48,848
                                =======    =======     ========       =======     ========   =======     =======        =======
Diluted earnings (loss) per
  share.......................  $ (0.02)   $  0.30     $  (0.27)      $  0.03     $  (1.00)  $  0.06     $  0.02        $  0.07
                                =======    =======     ========       =======     ========   =======     =======        =======
Weighted average shares
  outstanding.................   49,395     51,226       49,360        49,334       47,298    49,461      50,273         49,945
                                =======    =======     ========       =======     ========   =======     =======        =======
AS A PERCENTAGE OF NET SALES:
Net sales.....................      100%       100%         100%          100%         100%      100%        100%           100%
Costs and expenses:
  Database and production
    costs.....................       28         26           33            30           27        28          28             31
  Selling, general and
    administrative............       42         44           75            46           43        43          42             39
  Depreciation and
    amortization..............       12         10           14            11           15        19          18             18
  Provision for litigation
    settlement................       --         --            8            --           --        --          --             --
  Acquisition-related and
    restructuring charges.....       15          1            2            --          123        --           9             --
                                -------    -------     --------       -------     --------   -------     -------        -------
  Operating income (loss).....        2         19          (32)           12         (109)       10           4             12
Other income (expense), net...       (1)        21           (5)           (8)          --        --          (1)            --
                                -------    -------     --------       -------     --------   -------     -------        -------
Income (loss) before income
  taxes.......................        2         41          (37)            4         (109)       10           3             12
Income taxes..................        4         16          (13)            2            4         4           2              5
                                -------    -------     --------       -------     --------   -------     -------        -------
Net income (loss).............       (2)%       25%         (24)%           2%        (113)%       6%          2%             7%
                                =======    =======     ========       =======     ========   =======     =======        =======

---------------

(1) During 1998, includes $4.6 million in damages awarded to Experian Information Solutions, Inc. in connection with arbitration of a contractual dispute.

(2) Includes the following acquisition-related charges: 1) charges related to purchases in-process research and development costs associated with the acquisitions of Walter Karl, Inc. of $3.8 million (1998), DBA Holdings, Inc. ("DBA") of $49.2 million (1997), Pro CD of $4.3 million (1997), and Digital Directory Assistance, Inc.

    of $10.0 million (1996), and 2) the change in 1996 in estimated useful lives based on management's evaluation of the remaining lives of certain intangibles related to acquisitions prior to 1995 of $11.5 million.

(3) Includes in 1998 the following restructuring charges: 1) $3.0 million of costs associated with the Company's bid to acquire Metromail Corporation, 2) $0.7 million associated with the Company's offering to sell Class A Common Stock which was not completed, 3) $1.4 million for restructuring costs related to the Company's compilation and sales activities for new businesses, and 4) $1.2 million for restructuring costs related to certain costs reduction measures enacted by the Company. Includes in 1997 restructuring costs of $2.6 million associated with the acquisitions of DBA and Pro CD.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 1, 1998, PricewaterhouseCoopers LLP, the Company's independent accountants (the "Former Accountants") resigned from their engagement as principal accountants for the Company. The reports of the Former Accountants for the last two fiscal years contained no adverse opinion, disclaimer of opinion or opinion that was qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was not recommended or approved by Company's board of directors, nor by its audit committee. In the last two fiscal years and through October 1, 1998, there have been no disagreements with the Former Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountants, would have caused them to make reference thereto in their report on the financial statements of such years. In the last two fiscal years and through October 1, 1998, none of the events listed in paragraphs (A) through (D) of Item 304(a)(l)(v) of Regulation S-K occurred except: (i) the Form 10-Q, filed by the Company for the period ended June 30, 1998, disclosed that the Company was in the process of performing a valuation analysis of its acquisition of JAMI Marketing and any changes to its preliminary estimates of the assets acquired, liabilities assumed and goodwill and other intangibles recorded as part of the purchase, including an assessment of purchased in-process research and development costs, would be recorded in the third quarter of 1998; the Former Accountants indicated that if such in-process research and development charge was material, the financial statements for the period ended June 30, 1998 would require restatement; the Company has since determined that there will be no material in-process research and development costs in connection with the JAMI Marketing acquisition; and (ii) as a result of recent financial management resignations, the Former Accountants advised the Company that it intended to expand the scope of its audit testing for the fiscal year 1998 audit and management is in agreement with this advice.

     On October 12, 1998, the Company engaged the services of KPMG Peat Marwick LLP (the "New Accountants") to serve as the Company's principal accountants for the current fiscal year. In September, 1998, the Company engaged the New Accountants for purposes of allocating the cost of the acquisition to certain assets and liabilities acquired by the Company from JAMI Marketing in May 1998. PricewaterhouseCoopers LLP, the Company's former accountants, were not consulted by the Company regarding the allocation of the acquisition costs. During its last two fiscal years and through October 1, 1998, the Company has not consulted with the New Accountants on either the application of accounting principles to a specified transaction, or any matter that was the subject of a reportable event discussed above.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information regarding Directors of the registrant is incorporated by reference to the information under the caption "Nominees for Election at the Annual Meeting" and "Incumbent Directors whose Terms of Office Continue After the Annual Meeting" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 1999.

     The required information regarding Executive Officers of the registrant is contained in Part I of this Form 10-K.

     The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting

Compliance" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to the information under the captions "Executive Compensation," "Performance Graph," "Report of the Compensation Committee," and "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the information under the caption "Security Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the information under the captions "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of the Report:

          1. Financial Statements. The following Consolidated Financial Statements of infoUSA Inc. and Subsidiaries and Report of Independent Accountants are included at pages F-1 through F-24 of this Form 10-K:

DESCRIPTION                                                    PAGE NO.
-----------                                                    --------
Independent Auditors' Reports...............................   F-2, F-3
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................        F-4
Consolidated Statements of Operations for the Year Ended
  December 31, 1998, 1997, and 1996.........................        F-5
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1998, 1997, and 1996.............        F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997, and 1996.........................        F-7
Notes to Consolidated Financial Statements..................        F-8

          2. Financial Statement Schedule. The following consolidated financial statement schedule of infoUSA Inc. and Subsidiaries for the years ended December 31, 1998, 1997, and 1996 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements.

DESCRIPTION                                                   PAGE NO.
-----------                                                   --------
Schedule II  Valuation and Qualifying Accounts                  S-1

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

          3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:

            2.1            -- Asset Purchase Agreement between the Company and Digital
                              Directory Assistance, Inc. is incorporated herein by
                              reference to exhibits filed with the Company's current
                              report on Form 8-K dated September 10, 1996.
            2.2            -- Agreement and Plan of Reorganization between the Company and the Shareholders of County Data Corporation is
                              incorporated herein by reference to exhibits filed with
                              Company's Annual Report on Form 10-K for the Fiscal Year
                              Ended December 31, 1996.
            2.3            -- Agreement and Plan of Reorganization between the Company and the Shareholders of 3319971 Canada Inc. is
                              incorporated herein by reference to exhibits filed with
                              Company's Annual Report on Form 10-K for the Fiscal Year
                              Ended December 31, 1996.
            2.4            -- Agreement and Plan of Reorganization between the Company and the shareholders of Marketing Data Systems, Inc. is
                              incorporated herein by reference to the exhibits filed
                              with the Company's Registration Statement on Form S-3
                              (File No. 333-36669) filed on October 23, 1997.
            2.5            -- Agreement and Plan of Reorganization between the Company and the Shareholders of DBA Holdings, Inc. is
                              incorporated herein by reference to exhibits filed with
                              the Company's Current Report on Form 8-K dated February
                              28, 1997.
            2.6            -- Agreement and Plan of Reorganization between the Company and the Shareholders of Pro CD, Inc. is incorporated
                              herein by reference to exhibits filed with the Company's
                              Current Report on Form 8-K dated September 8, 1997.
            2.7            -- Stock Purchase Agreement between the Company and the
                              Shareholders Of Walter Karl, Inc. is incorporated herein
                              by reference to the Company's Current Report on Form 8-K
                              dated February 24, 1998.
            2.8            -- Asset Purchase Agreement between the Company and JAMI
                              Marketing Services, Inc., filed herewith
            3.1            -- Certificate of Incorporation, as amended through July 31,
                              1998 is Incorporated herein by reference to exhibits
                              filed with Company's Quarterly Report on Form 10-Q for
                              the Quarter Ended June 30, 1998 (File No. 000-19598),
                              filed on August 14, 1998.
            3.2            -- Bylaws are incorporated herein by reference to the
                              Company's Registration Statement on Form S-1 (File No.
                              33-42887), which became effective February 18, 1992.
            3.3            -- Amended and Restated Certificate of Designations of
                              Participating Preferred Stock, filed in Delaware on
                              October 3, 1997, is incorporated herein by reference to
                              the Company's Registration Statement on From 8-A, (File
                              No. 97-690893), filed on October 6, 1997.
            4.1            -- Rights Plan for Class A Common is incorporated herein by reference to the Company's Registration Statement on Form
                              8-A, (File No. 97-690893), filed on October 6, 1997.
            4.2            -- Rights Plan for Class B Common is incorporated herein by reference to the Company's Registration Statement on Form
                              8-A, (File No. 97-690896), filed on August 6, 1997 and
                              amended on October 6, 1997.
            4.3            -- Specimen of Class A Common Stock Certificate is
                              incorporated herein by reference to the exhibits filed
                              with the company's Registration Statement on Form S-3
                              (File No. 333-36669) filed on October 23, 1997.
            4.4            -- Specimen Class B Common Stock Certificate is incorporated herein by reference to exhibits filed with Company's
                              Annual Report on Form 10-K for the Fiscal Year Ended
                              December 31, 1997.
            4.5            -- Reference is made to Exhibits 3.1, 3.2, and 3.3 hereof.

            4.6            -- Purchase Agreement dated June 12, 1998 between the
                              Registrant, BT Alex. Brown Incorporated, Goldman, Sachs &
                              Co. and Hambrecht & Quist LLC is incorporated herein by
                              reference to the Company's quarterly report on Form 10-Q
                              for the quarter ended June 30, 1998 (File No. 000-19598),
                              filed on August 14, 1998.
            4.7            -- Indenture dated as of June 18, 1998 (the "Indenture") by and between the Registrant and State Street Bank and
                              Trust Company of California, N.A., as Trustee is
                              incorporated herein by reference to the Company's
                              quarterly report on Form 10-Q for the quarter ended June
                              30, 1998 (File No. 000-19598), filed on August 14, 1998.
            4.8            -- Exchange and Registration Rights Agreement dated as of
                              June 18, 1998 by and among the Registrant and BT Alex.
                              Brown Incorporated, Goldman, Sachs & Co. and Hambrecht &
                              Quist LLC as the Initial Purchasers is incorporated
                              herein by reference to the Company's quarterly report on
                              Form 10-Q for the quarter ended June 30, 1998 (File No.
                              000-19598), filed on August 14, 1998.
            4.9            -- Form of New 9 1/2% Senior Subordinated Note due 2008 is
                              incorporated herein by reference to the exhibits filed
                              with the Company's Registration Statement on Form S-4
                              (File No. 333-61645), filed on December 15, 1999.
           10.1            -- Form of Indemnification Agreement with Officers and
                              Directors is incorporated herein by reference to the
                              exhibits filed with the Company's Registration Statement
                              on Form S-1 (File No. 33-51352), filed August 28, 1992.
           10.5            -- Reference is made to Exhibits 2.1, 2.2, 2.3, 2.4, 2.5,
                              2.6, 2.7, 2.8 and 4.5 hereof.
           21.1            -- Subsidiaries and State of Incorporation, filed herewith.
           23.1            -- Consent of Independent Accountants, filed herewith.
           23.2            -- Consent of Independent Accountants, filed herewith.
           24.1            -- Power of Attorney (included on signature page)
           27.1            -- Financial Data Schedule, filed herewith.

     (b) Reports on Form 8-K:

          On October 8, 1998, the Company filed a Current Report on Form 8-K dated October 1, 1998, pursuant to Item 4 of that form, to report the change in the Company's independent accountants. The report was amended on Form 8-K/A on October 14, 1998, for technical reasons.

          On October 13, 1998, the Company filed a Current Report on Form 8-K dated October 12, 1998, pursuant to Item 4 of that form, to report the change in the Company's independent accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         infoUSA INC.

                                         By:      /s/ STORMY L. DEAN
                                          --------------------------------------
                                                      Stormy L. Dean
                                          Controller and Acting Chief Financial
                                                           Officer
                                           (principal accounting and financial
                                                          officer)

Dated: March 31, 1999

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

                      SIGNATURE                                        TITLE                       DATE
                      ---------                                        -----                       ----

                   /s/ VINOD GUPTA                       Chairman of the Board and Chief       March 31, 1999
-----------------------------------------------------      Executive Officer (principal
                     Vinod Gupta                           executive officer)

                 /s/ STORMY L. DEAN                      Controller and Acting Chief           March 31, 1999
-----------------------------------------------------      Financial Officer (principal
                   Stormy L. Dean                          accounting officer and principal
                                                           financial officer)

                /s/ JON D. HOFFMASTER                    Director                              March 31, 1999
-----------------------------------------------------
                  Jon D. Hoffmaster

                  /s/ GAUTAM GUPTA                       Director                              March 31, 1999
-----------------------------------------------------
                    Gautam Gupta

                /s/ GEORGE F. HADDIX                     Director                              March 31, 1999
-----------------------------------------------------
                  George F. Haddix

                /s/ ELLIOT S. KAPLAN                     Director                              March 31, 1999
-----------------------------------------------------
                  Elliot S. Kaplan

                 /s/ HAROLD ANDERSEN                     Director                              March 31, 1999
-----------------------------------------------------
                   Harold Andersen

                 /s/ PAUL A. GOLDNER                     Director                              March 31, 1999
-----------------------------------------------------
                   Paul A. Goldner

                 /s/ GEORGE J. KUBAT                     Director                              March 31, 1999
-----------------------------------------------------
                   George J. Kubat

               By: /s/ STORMY L. DEAN
  -------------------------------------------------
                   Stormy L. Dean
                  Attorney-in-fact

                      [This page intentionally left blank]

                         INFOUSA INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE
                                                                 ----

infoUSA Inc. and Subsidiaries:
Independent Auditors' Reports...............................  F-2, F-3
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................  F-4
Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996..........................  F-5
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1998, 1997 and 1996..............  F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997
  and 1996..................................................  F-7
Notes to Consolidated Financial Statements..................  F-8 to F-24
Schedule II -- Valuation and Qualifying Accounts............  S-1

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
infoUSA Inc.:

     We have audited the accompanying consolidated balance sheet of infoUSA Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of infoUSA Inc. and subsidiaries as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                              /s/ KPMG Peat Marwick LLP

                                         ---------------------------------------
                                                  KPMG PEAT MARWICK LLP

Omaha, Nebraska
January 22, 1999

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
infoUSA Inc.:

     We have audited the accompanying consolidated balance sheet of infoUSA Inc. and subsidiaries (formerly American Business Information, Inc.) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 1997. We have also audited the financial statement schedule listed in Item 14 in this Form 10-K for each of the two years in the period ended December 31, 1997. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of infoUSA Inc. and subsidiaries (formerly American Business Information, Inc.) as of December 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                           /s/ PricewaterhouseCoopers LLP
                                       -----------------------------------------
                                               COOPERS & LYBRAND L.L.P.

Omaha, Nebraska
January 23, 1998

                         INFOUSA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                         ASSETS
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................    $ 29,603       $ 10,653
  Marketable securities.....................................      20,620         24,045
  Trade accounts receivable, net of allowances of $7,289 and
     $6,013, respectively...................................      40,126         49,409
  List brokerage trade accounts receivable..................      17,831             --
  Income taxes receivable...................................       3,387            345
  Prepaid expenses..........................................       2,371          3,475
  Deferred marketing costs..................................       4,365          3,417
                                                                --------       --------
          Total current assets..............................     118,303         91,344
                                                                --------       --------
  Property and equipment, net...............................      40,264         25,117
  Intangible assets, net of accumulated amortization........     109,378         73,741
  Deferred income taxes.....................................          --          1,410
  Other assets..............................................       2,828          3,299
                                                                --------       --------
                                                                $270,773       $194,911
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................    $  1,580       $    716
  Payable to shareholders...................................          --          1,871
  Accounts payable..........................................       7,226          9,426
  List brokerage trade accounts payable.....................      18,847             --
  Accrued payroll expenses..................................       2,830          4,910
  Accrued expenses..........................................      12,465          5,406
  Deferred revenue..........................................       4,534          4,238
  Deferred income taxes.....................................         664          4,770
                                                                --------       --------
          Total current liabilities.........................      48,146         31,337
                                                                --------       --------
Long-term debt, net of current portion......................     126,679         81,284
Deferred income taxes.......................................       7,701             --
Other liabilities...........................................          --          2,054
Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000
     shares; none issued or outstanding.....................          --             --
  Class A common stock, $.0025 par value. Authorized
     220,000,000 shares; 24,689,761 shares issued and
     24,581,261 shares outstanding at December 31, 1998 and
     24,460,332 shares issued and outstanding at December
     31, 1997...............................................          62             61
  Class B common stock, $.0025 par value. Authorized
     75,000,000 shares; 24,854,989 shares issued and
     24,655,489 shares outstanding at December 31, 1998 and
     24,625,332 shares issued and 24,460,332 shares
     outstanding at December 31, 1997.......................          62             62
  Paid-in capital...........................................      72,476         69,055
  Retained earnings.........................................      15,284         13,126
  Treasury stock, at cost, 108,500 shares of Class A common
     stock and 199,500 shares of Class B common stock held
     at December 31, 1998 and 165,000 shares of Class B
     common stock held at December 31, 1997.................      (2,951)        (2,281)
  Accumulated other comprehensive income....................       3,314            213
                                                                --------       --------
          Total stockholders' equity........................      88,247         80,236
                                                                --------       --------
  Commitments and contingencies.............................    $270,773       $194,911
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                           INFOUSA INC. SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         FOR THE YEARS ENDED
                                                              ------------------------------------------
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997           1996
                                                              ------------   ------------   ------------
Net sales...................................................    $228,678       $193,327       $108,298
                                                                --------       --------       --------
Costs and expenses:
  Database and production costs.............................      66,319         55,090         29,272
  Selling, general and administrative.......................     117,724         80,203         45,766
  Depreciation and amortization.............................      27,472         34,415          4,855
  Provision for litigation settlement.......................       4,500             --             --
  Acquisition-related and restructuring charges.............      10,093         56,098         21,500
                                                                --------       --------       --------
                                                                 226,108        225,806        101,393
                                                                --------       --------       --------
Operating income (loss).....................................       2,570        (32,479)         6,905
Other income (expense):
  Investment income.........................................      16,628          3,748          3,194
  Interest expense..........................................      (9,160)        (4,098)          (209)
  Other.....................................................      (2,000)            --           (943)
                                                                --------       --------       --------
Income (loss) before income taxes and discontinued
  operations................................................       8,038        (32,829)         8,947
Income taxes................................................       5,880          6,987          3,400
                                                                --------       --------       --------
Income (loss) from continuing operations....................       2,158        (39,816)         5,547
Loss on discontinued operations.............................          --             --           (355)
Loss from abandonment of subsidiary.........................          --             --         (1,373)
                                                                --------       --------       --------
Net income (loss)...........................................    $  2,158       $(39,816)      $  3,819
                                                                ========       ========       ========
Basic earnings per share:
  Income (loss) from continuing operations..................    $   0.04       $  (0.82)      $   0.13
  Loss on discontinued operations and abandonment of
     subsidiary.............................................          --             --          (0.04)
                                                                --------       --------       --------
Net income (loss)...........................................    $   0.04       $  (0.82)      $   0.09
                                                                ========       ========       ========
Weighted average shares outstanding.........................      49,314         48,432         42,065
                                                                ========       ========       ========
Diluted earnings per share:
  Income (loss) from continuing operations..................    $   0.04       $  (0.82)      $   0.13
  Loss on discontinued operations and abandonment of
     subsidiary.............................................          --             --          (0.04)
                                                                --------       --------       --------
Net income (loss)...........................................    $   0.04       $  (0.82)      $   0.09
                                                                ========       ========       ========
Weighted average shares outstanding.........................      50,215         48,432         42,390
                                                                ========       ========       ========

          See accompanying notes to consolidated financial statements.

                         INFOUSA INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                         CLASS A   CLASS B                                   COMPREHENSIVE       TOTAL
                                         COMMON    COMMON    PAID-IN   RETAINED   TREASURY      INCOME       STOCKHOLDERS'
                                          STOCK     STOCK    CAPITAL   EARNINGS    STOCK        (LOSS)          EQUITY
                                         -------   -------   -------   --------   --------   -------------   -------------
Balances, December 31, 1995............    $--       $51     $27,342   $48,937    $    --       $ (246)         $76,084
Comprehensive income:
Net income.............................     --        --         --      3,819         --           --            3,819
Change in unrealized loss, net of
  tax..................................     --        --         --         --         --         (133)            (133)
                                           ---       ---     -------   --------   -------       ------          -------
        Total comprehensive income.....     --        --         --         --         --    -- ......            3,686
                                           ---       ---     -------   --------   -------       ------          -------
Issuance of 2,441,950 shares of common
  stock................................     --         3      9,628         --         --           --            9,631
Issuance of 1,120,000 shares of common
  stock in pooling-of-interests
  transaction..........................     --         1         86        186         --           --              273
Tax benefit related to employee stock
  options..............................     --        --        212         --         --           --              212
Acquisition of treasury stock..........     --        --         --         --     (2,281)          --           (2,281)
                                           ---       ---     -------   --------   -------       ------          -------
Balances, December 31, 1996............     --        55     37,268     52,942     (2,281)        (379)          87,605
Comprehensive loss:
Net loss...............................     --        --         --    (39,816)        --           --          (39,816)
Change in unrealized gain, net of
  tax..................................     --        --         --         --         --          592              592
                                           ---       ---     -------   --------   -------       ------          -------
Total comprehensive loss...............     --        --         --         --         --           --          (39,224)
                                           ---       ---     -------   --------   -------       ------          -------
Issuance of 4,718,744 shares of common
  stock................................     --         7     31,261         --         --           --           31,268
Tax benefit related to employee stock
  options..............................     --        --        587         --         --           --              587
2 for 1 stock dividend.................     61        --        (61)        --         --           --               --
                                           ---       ---     -------   --------   -------       ------          -------
Balances, December 31, 1997............     61        62     69,055     13,126     (2,281)         213           80,236
Comprehensive income:
Net income.............................     --        --         --      2,158         --           --            2,158
Change in unrealized gain, net of
  tax..................................     --        --         --         --         --        3,101            3,101
                                           ---       ---     -------   --------   -------       ------          -------
        Total comprehensive income.....     --        --         --         --         --           --            5,259
                                           ---       ---     -------   --------   -------       ------          -------
Issuance of 459,086 shares of common
  stock................................      1        --      3,020         --         --           --            3,021
Tax benefit related to employee stock
  options..............................     --        --        401         --         --           --              401
Acquisition of treasury stock..........     --        --         --         --       (670)          --             (670)
                                           ---       ---     -------   --------   -------       ------          -------
Balances, December 31, 1998............    $62       $62     $72,476   $15,284    $(2,951)      $3,314          $88,247
                                           ===       ===     =======   ========   =======       ======          =======

          See accompanying notes to consolidated financial statements.

                         INFOUSA INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         FOR THE YEARS ENDED
                                                              ------------------------------------------
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997           1996
                                                              ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss).........................................   $   2,158       $(39,816)      $  3,819
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      27,472         34,415          4,855
     Deferred income taxes..................................      (1,019)        (2,787)        (6,307)
     Loss on discontinued operations and abandonment of
       subsidiary...........................................          --             --          2,788
     Net realized (gains) losses on sale of marketable
       securities and other investments.....................     (15,511)        (2,560)        (1,267)
     Impairment of other assets.............................       2,000             --            740
     Provision for litigation settlement....................       4,500             --             --
     Acquisition-related and restructuring charges..........      10,093         56,098         21,500
     Changes in assets and liabilities, net of effect of
       acquisitions:
       Trade accounts receivable............................       9,324         (7,445)        (7,762)
       List brokerage trade accounts receivable.............      (4,463)            --             --
       Prepaid expenses.....................................      (1,233)           287         (1,117)
       Deferred marketing costs.............................        (948)        (2,154)          (267)
       Accounts payable.....................................      (2,861)        (4,854)        (1,422)
       List brokerage trade accounts payable................         752             --             --
       Income taxes receivable and payable..................      (3,042)         7,283           (128)
       Accrued expenses.....................................     (10,480)        (8,211)        (3,111)
                                                               ---------       --------       --------
          Net cash provided by operating activities.........      16,742         30,256         12,321
                                                               ---------       --------       --------
Cash flows from investing activities:
  Proceeds from sales of marketable securities..............      41,114         19,596         18,865
  Purchases of marketable securities........................     (17,177)       (17,448)       (17,348)
  Purchase of other investments.............................      (2,000)        (2,000)            --
  Purchases of property and equipment.......................     (20,582)        (8,882)        (6,755)
  Acquisitions of businesses, including minority interest...     (31,654)       (84,224)        (6,484)
  Consumer database costs...................................        (603)        (3,398)          (494)
  Software development costs................................      (5,724)        (2,898)        (1,955)
  Other.....................................................          --           (678)           347
                                                               ---------       --------       --------
          Net cash used in investing activities.............     (36,626)       (99,932)       (13,824)
                                                               ---------       --------       --------
Cash flows from financing activities:
  Repayment of long-term debt...............................    (110,876)        (7,193)        (1,450)
  Proceeds from long-term debt..............................     154,800         86,000             --
  Deferred financing costs..................................      (5,969)          (388)            --
  Repayment of note payable to shareholders.................          --         (7,925)            --
  Acquisition of treasury stock.............................        (670)            --         (2,281)
  Deferred offering costs...................................          --           (339)            --
  Proceeds from exercise of stock options...................       1,148          2,090            520
  Tax benefit related to employee stock options.............         401            587            212
                                                               ---------       --------       --------
          Net cash provided by (used in) financing
            activities......................................      38,834         72,832         (2,999)
                                                               ---------       --------       --------
Net increase (decrease) in cash and cash equivalents........      18,950          3,156         (4,502)
Cash and cash equivalents, beginning........................      10,653          7,497         11,999
                                                               ---------       --------       --------
Cash and cash equivalents, ending...........................   $  29,603       $ 10,653       $  7,497
                                                               =========       ========       ========
Supplemental cash flow information:
          Interest paid.....................................   $   8,902       $  3,616       $     78
                                                               =========       ========       ========
          Income taxes paid.................................   $   9,637       $  7,443       $  8,280
                                                               =========       ========       ========

          See accompanying notes to consolidated financial statements.

                         INFOUSA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

     infoUSA Inc. and its subsidiaries (the Company), provides business and consumer marketing information products and data processing services throughout the United States and Canada. These products include customized business lists, business directories and other information services. During 1998, the Company changed names from American Business Information, Inc. to infoUSA Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Revenue Recognition. The Company's revenue is primarily generated from the sale of its products and services and the licensing of its data to third parties. Revenue from the sale of products and services is generally recognized when the product is delivered or the services are performed. Data licensing revenue is recognized based on percentages which are derived from the pricing of the product and corresponds to delivery of the initial set of data and any obligations to provide future updates of data. Revenue related to future updates is recorded as deferred revenue. Reserves are established for estimated returns and uncollectible amounts.

     Database Costs. Costs to maintain and enhance the Company's existing business and consumer databases are expensed as incurred. Costs to develop new databases, which primarily include labor costs, are capitalized with amortization beginning upon successful completion of the compilation project. Database costs are amortized straight-line over the expected lives of the databases generally ranging from one to five years.

     Advertising Costs. Direct marketing costs associated with the mailing and printing of brochures and catalogs are capitalized and amortized over periods that correspond to the estimated revenue stream of the individual advertising activities, generally for periods ranging from six to twelve months. All other advertising costs are expensed as the advertising takes place. Total unamortized marketing costs at December 31, 1998 and 1997, was $4.4 million and $3.4 million, respectively. Total advertising expense for the years ended December 31, 1998, 1997, and 1996 was $19.7 million, $15.9 million, and $11.0 million, respectively.

     Software Capitalization. Until technological feasibility is established, software development costs are expensed as incurred. After that time, direct costs are capitalized and amortized equal to the greater of the ratio of current revenues to the estimated total revenues for each product or the straight-line method, generally over one year for software developed for external use and over two to five years for software developed for internal use. Unamortized software costs included in intangible assets at December 31, 1998 and 1997, were $4.0 million and $1.9 million, respectively. Amortization of capitalized costs during the years ended December 31, 1998, 1997 and 1996, totaled approximately $4.1 million, $2.5 million, and $1.0 million, respectively.

     Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

     Earnings (Loss) Per Share. Basic earnings per share are based on the weighted average number of common shares outstanding, including contingently issuable shares, which have been restated to account for the stock

                         INFOUSA INC. AND SUBSIDIARIES
dividend (See Note 19). Diluted earnings per share are based on the weighted number of common shares outstanding, including contingently issuable shares, plus dilutive potential common shares outstanding (representing outstanding stock options).

     The following data show the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Options on 1.1 million shares of common stock were not included in computing diluted earnings per share for 1997 because their effects were antidilutive.

                                                                         FOR THE YEARS ENDED
                                                              ------------------------------------------
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997           1996
                                                              ------------   ------------   ------------
                                                                            (IN THOUSANDS)
Weighted average number of shares outstanding used in basic
  EPS.......................................................     49,314         48,432         42,065
Net additional common equivalent shares outstanding after
  assumed exercise of stock options.........................        901             --            325
                                                                 ------         ------         ------
Weighted average number of shares outstanding used in
  diluted EPS...............................................     50,215         48,432         42,390
                                                                 ======         ======         ======

     Cash Equivalents. Cash equivalents, consisting of highly liquid debt instruments that are readily convertible to known amounts of cash and when purchased have an original maturity of three months or less, are carried at cost which approximates fair value.

     Marketable Securities. Marketable securities have been classified as available-for-sale and are therefore carried at fair value, which are estimated based on quoted market prices. Unrealized gains and losses, net of related tax effects, are reported as a separate component of stockholders' equity until realized. Unrealized and realized gains and losses are determined by specific identification.

     Property and Equipment. Property and equipment (including equipment acquired under capital leases) are stated at cost and are depreciated or amortized primarily using straight-line methods over the estimated useful lives of the assets, as follows:

Building and improvements...................................   30 years
Office furniture and equipment..............................   5 to 7 years
Computer equipment..........................................   5 years
Capitalized equipment leases................................   5 years

     List brokerage trade accounts receivable and trade accounts payable. The Company acquired Walter Karl, Inc. in March 1998 and JAMI Marketing Services, Inc. in June 1998. A significant business line of these two entities is list brokerage services, whereby the entities serve as a broker between unrelated parties who wish to purchase a certain list and unrelated parties who have the desired list for sale. Accordingly, Walter Karl and Jami Marketing each recognize trade accounts receivable and trade accounts payable, reflecting a "gross-up" of the two concurrent transactions. The transactions are not structured providing for the right of offset. The Company did not previously engage in this type of business.

                         INFOUSA INC. AND SUBSIDIARIES

     Intangibles. Intangible assets are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets, as follows:

Goodwill....................................................  8 to 15 years
Distribution networks.......................................  2 years
Noncompete agreements.......................................  Term of agreements
Purchased data processing software..........................  2 years
Acquired database costs.....................................  1 year
Core technology costs.......................................  3 years
Customer base costs.........................................  3 to 15 years
Tradename costs.............................................  10 to 15 years
Perpetual software license agreement........................  10 years
Software development costs..................................  1 to 4 years
Workforce costs.............................................  5 to 8 years

     Stock-based compensation. The Company recognizes stock-based compensation expense using the intrinsic value method. Under that method, no compensation expense is recorded if the exercise price of the employee stock options equals or exceeds the market price of the underlying stock on the date of grant. For disclosure purposes, pro forma net income (loss) and income (loss) per share are provided as if the fair value method had been applied.

     Long-lived assets. All of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized in operating results. The impairment loss is measured using discounted cash flows or quoted market prices, when available. The Company also periodically reevaluates the remaining useful lives of its long-lived assets based on the original intended and expected future use or benefit to be derived from the assets. Changes in estimated useful lives are reflected prospectively by amortizing the remaining book value at the date of the change over the adjusted remaining estimated useful life. During 1998 and 1996, the Company wrote-off investments in other entities of $2.0 million and $740 thousand, respectively, which were accounted for using the cost method.

     Accounting pronouncements. In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." The Company adopted the provisions of this SFAS in 1998 (includes restatement for comparative disclosures for 1997 and 1996). The components of comprehensive income have been presented in Note 5 of the consolidated financial statements.

     In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted the provisions of this SFAS effective December 31, 1998 (includes restatement for comparative disclosures for 1997 and 1996). The information required is presented in Note 20 of the consolidated financial statements.

     In 1998, the Accounting Standards Committee issued Statement of Accounting Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company adopted the provisions of this SOP effective January 1, 1998. The adoption of this SOP resulted in an amount capitalized of $1.5 million, net of accumulated amortization expense, as of December 31, 1998.

     Reclassifications. Certain reclassifications were made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

3. ACQUISITIONS

     Effective August 1996, the Company acquired certain assets and assumed certain liabilities of Digital Directory Assistance, Inc. (DDA), a publisher of PhoneDisc CD-ROM products. The total purchase price was approximately $16.9 million of which $4.0 million was paid in September 1996, $7.9 million in the form of a promissory note issued to the sellers paid in January 1997, and the remaining amount through the issuance of 600,000 unregistered shares

                         INFOUSA INC. AND SUBSIDIARIES
of the Company's Class A Common Stock and 600,000 unregistered shares of the Company's Class B Common Stock at a recorded value of $5.2 million. The acquisition was accounted for under the purchase method of accounting. In addition to purchased in-process research and development costs of $10.0 million (See Note 18), goodwill recorded as part of the purchase was $10.0 million, which is being amortized over 8 years.

     Effective November 1996, the Company acquired all issued and outstanding common stock of County Data Corporation (CDC), a national new business database compiler. Total consideration for the acquisition was 560,000 unregistered shares of the Company's Class A Common Stock and 560,000 unregistered shares of the Company's Class B Common Stock. The acquisition was accounted for under the pooling-of-interests method of accounting. The accompanying consolidated financial statements have not been restated to reflect this acquisition, as the financial position, results of operations and cash flows of County Data Corporation for the periods prior to acquisition were not significant.

     Effective November 1996, the Company acquired certain assets and assumed certain liabilities of Marketing Data Systems, Inc. (MDS), a provider of data warehousing, research and analysis services for target marketing applications to Fortune 1000 companies. Total consideration for the acquisition was $2.4 million, consisting of $1.0 million in cash and 118,000 unregistered shares of the Company's Class A Common Stock and 118,000 shares of the Company's Class B Common Stock at a recorded value of $1.3 million. The acquisition has been accounted for under the purchase method of accounting. Substantially all of the purchase price was allocated to goodwill which is being amortized over 8 years.

     Effective December 1996, the Company acquired all issued and outstanding common stock of Kadobec Investments, Inc., (operating as B.J. Hunter), which provides lead generation products in Canada. Total consideration for the acquisition was $3.1 million, consisting of $876 thousand in cash and 150,000 unregistered shares of the Company's Class A Common Stock and 150,000 shares of the Company's Class B Common Stock at a recorded value of $2.6 million. The acquisition has been accounted for under the purchase method of accounting. The Company allocated substantially all of the purchase price to goodwill which is being amortized over 8 years.

     Effective February 1997, the Company acquired all issued and outstanding common stock of DBA Holdings, Inc. and Subsidiaries (operating as Database America Companies, or DBA), a provider of data processing and analytical services for marketing applications, and compiler of information on consumers and businesses in the United States. Total consideration, as adjusted, for the acquisition was approximately $103.5 million, consisting of $51.5 million in cash, partially funded using a revolving credit facility (See Note 8), and approximately 2.3 million unregistered shares of the Company's Class A Common Stock and 2.3 million unregistered shares of the Company's Class B Common Stock at a recorded value of $31.0 million. The acquisition has been accounted for under the purchase method of accounting. In addition to purchased in-process research and development costs of $49.2 million (See Note 18), intangibles and goodwill recorded as part of the purchase included acquired database costs of $19.0 million, purchased data processing software of $9.4 million, noncompete agreements of $1.7 million and goodwill of $20.8 million. Goodwill is being amortized over 15 years.

     Effective August 1997, the Company acquired certain assets and assumed certain liabilities of Pro CD, Inc. (Pro CD) from Acxiom Corporation (Acxiom), a provider of telephone directory and other business software products on CD-ROM to consumers. The acquisition has been accounted for under the purchase method of accounting. Total consideration for the acquisition was $18 million in cash, funded using a revolving credit facility (See Note 8). At the time of the acquisition of Pro CD, the Company entered into two separate and unrelated contracts with Acxiom whereby the Company agreed to license its complete business database to Acxiom. Additionally, the Company entered into a perpetual license agreement with Acxiom for the right to use search engine technology developed by Axciom for the Pro CD product line. In addition to purchased in-process research and development costs of $4.3 million (See Note 18), intangibles and goodwill recorded as part of the purchase included core technology, customer base, and tradename costs totaling $5.9 million, noncompete agreements of $5.2 million and goodwill of $6.2 million. Goodwill is being amortized over 10 years.

     Effective March 1998, the Company acquired all issued and outstanding common stock of Walter Karl, Inc. (Walter Karl), a national direct marketing service firm that provides list management, list brokerage, and database

                         INFOUSA INC. AND SUBSIDIARIES
marketing and direct marketing services to a wide array of customers. Total consideration for the acquisition was $19.4 million in cash, subject to adjustment, funded using a revolving credit facility (See Note 8). The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Walter Karl have been included in the Company's financial statements since the date of acquisition. In addition to purchased in-process research and development costs of $3.8 million (See Note
18), intangibles and goodwill recorded based on management's preliminary estimates included goodwill of $16.0 million, core technology of $3.7 million, trade names of $4.2 million, customer base of $2.2 million, and workforce costs of $0.8 million. Goodwill is being amortized over 15 years. The amount of intangibles recorded by the Company exceeded the purchase price due to the Company recording an accrual related to costs associated with the integration of acquired operations into existing operations, deferred taxes established for certain intangibles not currently deductible for tax purposes, and the excess of liabilities over assets assumed.

     Effective June 1998, the Company acquired certain assets and assumed certain liabilities of JAMI Marketing Services, Inc. (JAMI), a list brokerage, list management, data processing and marketing consulting firm. Total consideration for the acquisition was $12.8 million in cash, subject to adjustment, funded with the proceeds from the disposition of the Company's holdings of Metromail Corporation common stock. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of JAMI have been included in the Company's financial statements since the date of acquisition. Intangibles and goodwill recorded based on management's preliminary estimates included goodwill of $7.3 million, trade names of $0.2 million, customer base of $5.1 million, noncompete agreements of $0.2 million, and workforce costs of $0.5 million. Goodwill is being amortized over 15 years.

     Effective July 1998, the Company acquired certain assets and assumed certain liabilities of Contacts Target Marketing (CTM), a regional business marketing database company, based in Vancouver, Canada. Total consideration for the acquisition was $0.4 million in cash. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of CTM have been included in the Company's financial statements since the date of acquisition. Intangibles and goodwill recorded based on management's preliminary estimates included goodwill of $0.5 million. Goodwill is being amortized over 8 years.

     All stock issued in acquisitions, with the exception of the final distribution related to DBA in late 1997, included the Company's common stock, prior to the October 1997 reclassification of the Company's Common Stock as Class B Common Stock and the dividend of one share of Class A Common Stock for each share of Class B Common Stock then outstanding. See Note 19 for discussion related to the Reclassification and Stock Dividend. The final distribution related to the DBA acquisition in October 1997 was an equal number of shares of Class A and Class B Common Stock.

     For each of the acquisitions above, with the exception of the acquisition of CDC in 1996 which was accounted for as a pooling of interests transaction, the Company recorded each purchase reflecting the issuance of restricted stock at a calculated discount, based on stock valuations performed by investment bankers.

     All purchase price adjustments recorded by the Company subsequent to the acquisition date were in accordance with the provisions of the related purchase agreements.

                         INFOUSA INC. AND SUBSIDIARIES

     Operating results for each of these acquisitions are included in the accompanying consolidated statements of operations from the respective acquisition dates. Assuming the above described companies had been acquired on January 1, 1997, and excluding the write-offs of in-process research and development costs included in acquisition-related and restructuring charges in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and net income per share would have been as follows:

                                                                    FOR THE YEARS ENDED
                                                              --------------------------------
                                                               DECEMBER 31,      DECEMBER 31,
                                                                   1998              1997
                                                              --------------    --------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Net sales...................................................     $245,139          $230,019
Net income..................................................     $  3,787          $ 23,883
Basic earnings per share....................................     $   0.08          $   0.49
Diluted earnings per share..................................     $   0.08          $   0.49

     The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results which may occur in the future.

4. MARKETABLE SECURITIES

                                                           AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                             COST      GROSS GAIN   GROSS LOSS    VALUE
                                                           ---------   ----------   ----------   -------
                                                                          (IN THOUSANDS)
At December 31, 1998:
Municipal bonds..........................................   $ 1,304      $    3      $    (1)    $ 1,306
Corporate bonds..........................................     4,718           3          (28)      4,693
Common stock.............................................     9,056       5,357           --      14,413
Preferred stock..........................................       197          11           --         208
                                                            -------      ------      -------     -------
                                                            $15,275      $5,374      $   (29)    $20,620
                                                            =======      ======      =======     =======
At December 31, 1997:
Municipal bonds..........................................   $   824      $    1      $    (2)    $   823
Corporate bonds..........................................     2,459           4          (66)      2,397
Common stock.............................................    20,372       1,429       (1,030)     20,771
Preferred stock..........................................        47           7           --          54
                                                            -------      ------      -------     -------
                                                            $23,702      $1,441      $(1,098)    $24,045
                                                            =======      ======      =======     =======

     Scheduled maturities of marketable debt securities at December 31, 1998, are as follows:

                                                                                                  MORE
                                                           LESS THAN     ONE TO      FIVE TO      THAN
                                                           ONE YEAR    FIVE YEARS   TEN YEARS   TEN YEARS
                                                           ---------   ----------   ---------   ---------
                                                                           (IN THOUSANDS)
Municipal bonds..........................................   $  217       $  458       $105        $526
Corporate bonds..........................................    3,660        1,033         --          --
                                                            ------       ------       ----        ----
                                                            $3,877       $1,491       $105        $526
                                                            ======       ======       ====        ====

     For the year ended December 31, 1998 proceeds from sales of marketable securities approximated $41.1 million while realized gains totaled $17.9 million and realized losses totaled $2.4 million. For the year ended December 31, 1997, proceeds approximated $19.6 million while realized gains totaled $2.6 million and realized losses totaled $86 thousand.

                         INFOUSA INC. AND SUBSIDIARIES

5. COMPREHENSIVE INCOME (LOSS)

     The components of other comprehensive income (loss) were as follows:

                                                                         FOR THE YEARS ENDED
                                                              ------------------------------------------
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997           1996
                                                              ------------   ------------   ------------
                                                                            (IN THOUSANDS)
Unrealized holding gains (losses) arising during the period:
  Unrealized net losses.....................................    $(10,162)      $(1,261)       $(1,701)
  Related tax benefit.......................................       3,861           479            647
                                                                --------       -------        -------
  Net.......................................................      (6,301)         (782)        (1,054)
                                                                --------       -------        -------
Less: Reclassification adjustment for net gains (losses)
  realized on sale of marketable securities during the
  period
  Realized net gains........................................      15,164         2,216          1,486
  Related tax expense.......................................      (5,762)         (842)          (565)
                                                                --------       -------        -------
  Net.......................................................       9,402         1,374            921
                                                                --------       -------        -------
  Total other comprehensive income (loss)...................    $  3,101       $   592        $  (133)
                                                                ========       =======        =======

6. PROPERTY AND EQUIPMENT

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Land and improvements.......................................    $ 4,274        $ 1,733
Buildings and improvements..................................     19,537         13,040
Furniture and equipment.....................................     41,626         26,608
Capitalized equipment leases................................      5,050          2,014
                                                                -------        -------
                                                                 70,487         43,395
Less accumulated depreciation and amortization:
  Owned property............................................     29,020         17,502
  Capitalized equipment leases..............................      1,203            776
                                                                -------        -------
          Property and equipment, net.......................    $40,264        $25,117
                                                                =======        =======

                         INFOUSA INC. AND SUBSIDIARIES

7. INTANGIBLE ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Goodwill....................................................    $ 70,456       $44,598
Noncompete agreements.......................................       7,420         6,925
Core technology.............................................       4,800         1,100
Customer base...............................................       8,372         1,100
Tradename...................................................       8,108         3,700
Purchased data processing software..........................       9,400         9,400
Acquired database costs.....................................      19,000        19,000
Work force costs............................................       1,338            --
Perpetual software license agreement........................       8,000         8,000
Software development costs..................................       4,038         1,865
Consumer database costs.....................................       5,309         3,892
Deferred financing costs....................................       5,970            --
Other deferred costs........................................          --         1,662
                                                                --------       -------
                                                                 152,211       101,242
Less accumulated amortization...............................      42,833        27,501
                                                                --------       -------
                                                                $109,378       $73,741
                                                                ========       =======

8. FINANCING ARRANGEMENTS

     Long-term debt consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
9 1/2% Senior Subordinated Notes*...........................    $115,000       $    --
Uncollateralized bank revolving line of credit**............          --        78,000
Mortgage note, collateralized by deed of trust. Note bears a fixed interest rate of 7.4% through July 2003, and then
  will be adjusted to a designated Federal Reserve rate plus
  1.75%. Principal is due August 2008. Interest is payable
  monthly...................................................      10,553            --
State of Connecticut Department of Economic Development note payable. Note bears a fixed interest rate of 5.0%. Note is collateralized by certain real property. Principal is due
  November 2003. Interest is payable monthly................         450            --
Uncollateralized note payable for leasehold improvements.
  Note bears a fixed interest rate of 5.0%. Principal is due
  September 2003. Interest is payable monthly...............         478            --
Uncollateralized bank revolving line of credit, provides for
  maximum borrowings of $5 million..........................          --         3,000
Capital lease obligations (Note 17).........................       1,778         1,000
                                                                --------       -------
                                                                 128,259        82,000
Less current portion........................................       1,580           716
                                                                --------       -------
Long-term debt..............................................    $126,679       $81,284
                                                                ========       =======

     The weighted average interest rate on short-term borrowings outstanding as of December 31, 1997 was 6.66%. There were no short-term borrowings outstanding at December 31, 1998.

                         INFOUSA INC. AND SUBSIDIARIES

     Future maturities by calendar year of long-term debt as of December 31, 1998 are as follows (in thousands):

1999........................................................   $  1,580
2000........................................................   $  1,534
2001........................................................   $  1,433
2002........................................................   $  1,371
2003........................................................   $  1,220
Thereafter..................................................   $121,121

     *On June 18, 1998, the Company completed a private placement of 9 1/2% Senior Subordinated Notes due June 15, 2008 in the aggregate principal amount of $115.0 million. The Notes are subject to various covenants, including among other things, limiting additional indebtedness and the ability to pay dividends. In January 1999, the Company exchanged registered 9 1/2% Senior Subordinated Notes (the "Notes") for the unregistered notes pursuant to a Registration Statement on Form S-4 declared effective by the Securities & Exchange Commission. Interest on the Notes will accrue from the original issuance date of the unregistered notes and will be payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 1998, at the rate of 9 1/2% per annum. The Notes are redeemable, in whole or in part, at the option of the Company, on or after June 15, 2003, at designated redemption prices outlined in the Indenture governing the Notes, plus any accrued interest to the date of redemption. In addition, at any time on or prior to June 15, 2001, the Company, at its option, may redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net cash proceeds of one or more equity offerings, at the redemption price equal to 109.5% of the principal amount thereof, plus any accrued interest to the date of redemption. In the event of a change in control, each holder of Notes will have the right to require the Company to repurchase such holder's Notes at a price equal to 101% of the principal amount thereof, plus any accrued interest to the repurchase date.

     During May 1998 in connection with the sale of the Notes, the Company entered into a Treasury yield collar agreement (the "treasury collar") with a bank, to hedge against the movement in interest rates on the Notes. The treasury collar was in the notional amount of $100.0 million. During June 1998, the Company terminated the treasury collar and, in connection therewith, made a payment of approximately $1.6 million to the bank which was recorded as deferred financing costs included in intangible assets in the accompanying consolidated balance sheets. The termination fee will be amortized over the 10 year life of the Notes.

     **During 1998, subsequent to completion of the private placement of notes previously described, the Company terminated its revolving line of credit with a bank.

9. INCOME TAXES

     The provision for income taxes on continuing operations consists of the following:

                                                                 FOR THE YEARS ENDED
                                                      ------------------------------------------
                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                          1998           1997           1996
                                                      ------------   ------------   ------------
                                                                    (IN THOUSANDS)
Current:
  Federal...........................................     $4,469        $ 9,163        $ 8,782
  State.............................................        556            742            925
                                                         ------        -------        -------
                                                          5,025          9,905          9,707
                                                         ------        -------        -------
Deferred:
  Federal...........................................        742         (2,688)        (6,159)
  State.............................................        113           (230)          (148)
                                                         ------        -------        -------
                                                            855         (2,918)        (6,307)
                                                         ------        -------        -------
                                                         $5,880        $ 6,987        $ 3,400
                                                         ======        =======        =======

                         INFOUSA INC. AND SUBSIDIARIES

     Loss on discontinued operations and abandonment of subsidiary is presented net of income tax benefits of $1.1 million in 1996.

     The effective income tax rate varied from the Federal statutory rate as follows:

                                                                 FOR THE YEARS ENDED
                                                      ------------------------------------------
                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                          1998           1997           1996
                                                      ------------   ------------   ------------
                                                                           (IN THOUSANDS)
Expected Federal income taxes at statutory rate of
  35%...............................................     $2,813        $(11,490)       $3,131
State taxes, net of Federal effects.................        435             424           530
Amortization of nondeductible intangibles...........      1,260             637            29
In-process research and development.................      1,342          17,220            --
Nondeductible expense, nontaxable income and
  other.............................................         30             196          (290)
                                                         ------        --------        ------
                                                         $5,880        $  6,987        $3,400
                                                         ======        ========        ======

     The components of the net deferred tax asset (liability) were as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Deferred tax assets:
  Intangible assets.........................................    $     --       $ 2,242
  Accrued vacation..........................................         507           399
  Accrued expenses..........................................       1,710            --
  Other assets..............................................          --           521
                                                                --------       -------
                                                                   2,217         3,162
                                                                --------       -------
Deferred tax liabilities:
  Intangible assets.........................................      (3,996)           --
  Accounts receivable.......................................      (1,667)       (2,876)
  Marketable securities.....................................      (2,031)         (130)
  Depreciation..............................................      (1,088)       (1,126)
  Deferred marketing costs..................................      (1,659)       (1,298)
  Prepaid expenses and other assets.........................        (141)       (1,092)
                                                                --------       -------
                                                                 (10,582)       (6,522)
                                                                --------       -------
          Net deferred tax liability........................    $ (8,365)      $(3,360)
                                                                ========       =======

     The Company had no valuation allowance in 1998 and 1997.

10. STOCK INCENTIVES

     As of December 31, 1998, a total of 5 million shares of the Company's Class A Common Stock and 5 million shares of the Company's Class B Common Stock have been reserved for issuance to officers, key employees and non-employee directors under the Company's 1992 Stock Option Plan. In addition, as of December 31, 1998, a total of 2 million shares of the Company's Class A Common Stock have been reserved for issuance to officers, key employees and non-employee directors under the Company's 1997 Class A Common Stock Option Plan.

     Options are generally granted at the stock's fair market value on the date of grant, vest generally over a four or five year period and expire five or six years, respectively, from date of grant. Options issued to shareholders holding 10% or more of the Company's stock are generally issued at 110% of the stock's fair market value on the date of grant and vest over periods ranging from five to six years with early vesting if certain financial goals are met. Certain options issued to directors at the stock's fair market value vested immediately and expire five years from grant date. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS)

                         INFOUSA INC. AND SUBSIDIARIES

No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards issued in or subsequent to 1996 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                 FOR THE YEARS ENDED
                                                      ------------------------------------------
                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                          1998           1997           1996
                                                      ------------   ------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) -- as reported....................     $2,158        $(39,816)       $3,819
Net income (loss) -- pro forma......................     $ (788)       $(41,503)       $3,072
Basic earnings (loss) per share -- as reported......     $ 0.04        $  (0.82)       $ 0.09
Diluted earnings (loss) per share -- as reported....     $ 0.04        $  (0.82)       $ 0.09
Basic earnings (loss) per share -- pro forma........     $(0.02)       $  (0.86)       $ 0.07
Diluted earnings (loss) per share -- pro forma......     $(0.02)       $  (0.86)       $ 0.07

     The above pro forma results are not likely to be representative of the effects on reported net income for future years since options vest over several years and additional awards generally are made each year.

     The fair value of the weighted average of each year's option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1997 and 1996: expected volatility of 17.33% (1998), 19.16% (1997) and 15.52% (1996); risk free interest rate based on the U.S. Treasury strip yield at the date of grant; and expected lives of 4 to 6 years.

     The following information has been restated to reflect the stock dividend (See Note 19). Each option to purchase shares of common stock outstanding prior to the Stock Dividend was converted into an option to purchase both, but not either, shares of Class A Common Stock and Class B Common Stock.

                                       DECEMBER 31, 1998      DECEMBER 31, 1997    DECEMBER 31, 1996
                                      --------------------   -------------------   ------------------
                                            WEIGHTED              WEIGHTED              WEIGHTED
                                        AVERAGE EXERCISE      AVERAGE EXERCISE      AVERAGE EXERCISE
                                      --------------------   -------------------   ------------------
                                        SHARES      PRICE      SHARES     PRICE      SHARES     PRICE
                                      -----------   ------   ----------   ------   ----------   -----
Outstanding beginning of period.....    7,478,050   $ 9.22    5,203,800   $ 7.58    2,913,750   $5.49
Granted.............................    1,160,000    11.49    2,799,250    11.81    3,964,000    8.19
Exercised...........................     (179,428)    6.40     (357,250)    5.87     (705,950)   4.32
Forfeited/expired...................   (1,364,586)   10.91     (167,750)    8.95     (968,000)   6.00
                                      -----------   ------   ----------   ------   ----------   -----
Outstanding end of period...........    7,094,036   $ 9.33    7,478,050   $ 9.22    5,203,800   $7.58
                                      ===========   ======   ==========   ======   ==========   =====
Options exercisable at end of
  period............................    2,809,439   $ 8.20    1,344,550   $ 7.10      585,050   $5.53
                                      ===========   ======   ==========   ======   ==========   =====
Shares available for options that
  may be granted....................      777,834             1,660,000             2,796,200
                                      ===========            ==========            ==========
Weighted-average grant date fair
  value of options, granted during
  the period -- exercise price
  equals stock market price at
  grant.............................                $ 3.34                $ 3.30                $2.00
                                                    ======                ======                =====
Weighted-average grant date fair
  value of options granted during
  the period -- exercise price
  exceeds stock market price at
  grant.............................                                                            $2.10
                                                                                                =====

                         INFOUSA INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                               OPTIONS OUTSTANDING
                                      -------------------------------------     OPTIONS EXERCISABLE
                                                     WEIGHTED-                -----------------------
                                                      AVERAGE     WEIGHTED-                 WEIGHTED-
                                                     REMAINING     AVERAGE                   AVERAGE
                                        NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
RANGE OF EXERCISE PRICES              OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
------------------------              -----------   -----------   ---------   -----------   ---------
$4.09 to $5.45......................     339,800     0.5 years      $4.51        339,800     $ 4.51
$5.45 to $6.82......................     691,500     1.9 years       6.21        422,998       6.12
$6.82 to $8.18......................     549,000     1.6 years       7.42        304,000       7.49
$8.18 to $9.54......................   2,595,570     2.3 years       8.64      1,229,814       8.67
$9.54 to $10.90.....................     774,500     3.6 years      10.38         78,496      10.38
$10.90 to $12.27....................   1,213,666     3.2 years      11.23        284,333      11.17
$12.27 to $13.63....................     930,000     2.8 years      13.14        149,998      13.19
                                       ---------     ---------      -----      ---------     ------
$4.09 to $13.63.....................   7,094,036     2.5 years      $9.33      2,809,439     $ 8.20
                                       =========     =========      =====      =========     ======

11. SAVINGS PLAN

     Employees who meet certain eligibility requirements can participate in the Companys' 401(k) Savings and Investment Plans. Under the plans, the Company may, at its discretion, match a percentage of the employee contributions. The Company recorded expenses related to its matching contributions of $1.1 million, $782 thousand and $115 thousand in the years ended December 31, 1998, 1997 and 1996, respectively.

12. RELATED PARTY TRANSACTIONS

     The Company paid $1.4 million, $364 thousand, and $48 thousand in 1998, 1997 and 1996, respectively, to Annapurna Corporation for consulting services and related expenses in connection with acquisition activity conducted by the Company. Annapurna Corporation is 100% owned by a significant stockholder. The Company also paid $200 thousand, $145 thousand, and $156 thousand in the years ended December 31, 1998, 1997 and 1996, respectively, to a Director of the Company for consulting services in connection with acquisition activity conducted by the Company.

     The Company utilizes a law firm of which one member of the Board of Directors is a partner to the firm. Legal fees paid to the law firm totaled $370 thousand, $146 thousand, and $91 thousand in the years ended December 31, 1998, 1997 and 1996, respectively.

13. DISCONTINUED OPERATIONS

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

                         INFOUSA INC. AND SUBSIDIARIES

14. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company made certain acquisitions in 1998 and 1997 (See Note 3) and assumed liabilities as follows:

                                                               1998       1997
                                                              -------   --------
                                                                (IN THOUSANDS)
Fair value of assets........................................  $58,552   $134,555
Cash paid...................................................  (31,654)   (84,224)
Common stock issued.........................................       --    (29,178)
                                                              -------   --------
Liabilities assumed.........................................  $26,898   $ 21,153
                                                              =======   ========

     During 1997, the Company acquired computer equipment totaling $577 thousand under a capital lease obligation (See Note 17).

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     The carrying amounts shown in the following table are included in the consolidated balance sheets under the indicated captions.

                                                          DECEMBER 31, 1998     DECEMBER 31, 1997
                                                         -------------------   -------------------
                                                         CARRYING     FAIR     CARRYING     FAIR
                                                          AMOUNT     VALUE      AMOUNT     VALUE
                                                         --------   --------   --------   --------
                                                                        (AMOUNTS IN THOUSANDS)
Financial assets:
  Cash and cash equivalents............................  $ 29,603   $ 29,603   $ 10,653   $ 10,653
  Marketable securities................................    15,275     20,620     23,833     24,045
  Other assets.........................................     2,000      2,000      2,071      2,000
Financial liabilities:
  Payable to shareholders..............................        --         --     (1,871)    (1,871)
  Long-term debt.......................................   128,259    105,935    (81,284)   (81,284)
Derivatives:
  Interest rate swaps..................................        --         --         --        133

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

          Long-term debt. The 9 1/2% Senior Subordinated Notes due June 2008 are valued based on quoted market prices at the reporting date. All other debt obligations are valued at the discounted amount of future cash flows.

          Interest rate swap. The fair value of the interest rate swap was calculated based on discounted cash flows of the difference between the swap rate and the estimated market rate for similar terms.

                         INFOUSA INC. AND SUBSIDIARIES

16. DERIVATIVES

     The Company may use interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate long-term debt. The original cost of the swap is amortized to interest expense over its term. The amounts paid or received under the agreement are recorded as an adjustment to interest expense. Neither the Company nor the counterparties are required to collateralize their obligations under these agreements. Therefore, the swap agreements expose the Company to credit losses to the extent of counterparty nonperformance, but does not anticipate any losses from its agreements, which are with major financial institutions.

17. COMMITMENTS AND CONTINGENCIES

     The Company is committed to pay various individuals under consulting and non-compete agreements in future periods.

     Future payments by calendar year under consulting and non-compete agreements as of December 31, 1998 are as follows (in thousands):

1999........................................................   $1,844
2000........................................................   $1,117
2001........................................................   $  306

     Under the terms of its capital lease agreements, the Company is required to pay ownership costs, including taxes, licenses and maintenance. The Company also leases office space under operating leases expiring at various dates through October 2007. Certain of these leases contain renewal options. Rent expense was $3.1 million, $2.6 million, and $952 thousand in the years ended December 31, 1998, 1997 and 1996, respectively.

     Following is a schedule of the future minimum lease payments as of December 31, 1998:

                                                         CAPITAL   OPERATING
                                                         -------   ---------
                                                           (IN THOUSANDS)
1999...................................................  $  814     $ 3,806
2000...................................................     549       2,337
2001...................................................     353       1,978
2002...................................................     195       1,746
2003...................................................      --       1,386
                                                         ------     -------
Total future minimum lease payments....................   1,911     $11,253
                                                                    =======
Less amounts representing interest.....................     133
                                                         ------
Present value of net minimum lease payments............  $1,778
                                                         ======

     During October, 1998, the Company announced a decision in its year-long arbitration dispute with Experian Information Solutions, Inc. (Experian). The dispute centered around a license agreement between the Database America Companies (DBA) and Experian prior to the Company's acquisition of DBA. In October 1998 an arbitrator from the American Arbitration Association found DBA to have breached the contract and awarded damages to Experian for approximately $4.6 million.

     The Company and its subsidiaries are involved in other legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company's financial position, results of operations, or cash flows.

18. ACQUISITION-RELATED AND RESTRUCTURING CHARGES

     As a consequence of changes in the Company's acquisition strategy in 1996, management performed an evaluation of the remaining lives of certain intangibles related to acquisitions prior to 1995. Based on this evaluation, it was evident that the business and distribution networks acquired changed more rapidly than was originally

                         INFOUSA INC. AND SUBSIDIARIES
estimated. Therefore, the estimated useful lives of the related goodwill and distribution networks were revised to 8 and 2 years, from 30 and 15 years, respectively. This change in estimated lives resulted in a charge of $11.5 million in 1996.

     As part of the acquisition of DDA in August 1996 (See Note 3), the Company recorded acquisition-related charges for purchased in-process research and development costs (purchased IPR&D) totaling $10.0 million for write-offs in conjunction with the merger of DDA, which related to projects that had not met technological feasibility. The projects under development involve Digital Video Disk-Read Only Memory based information database technology. The value of the technology as applied to DDA's PhoneDisc product was $3.8 million and as applied to the Company's products was $6.2 million.

     As part of the acquisition of DBA in February 1997 (See Note 3), the Company recorded acquisition-related charges totaling $51.8 million for write-offs in conjunction with the merger of DBA for purchased IPR&D which related to projects that had not met technological feasibility ($49.2 million), as well as other related integration and organizational restructuring costs ($2.6 million). The projects under development involve data processing technologies including merge/purge and update and maintenance capabilities of the relational databases and interactive media technology to allow DBA to provide existing services via the Internet. The value of the data processing technologies was $2.3 million and the value of the interactive media technology was $46.9 million.

     As part of the acquisition of Pro CD in August 1997 (See Note 3), the Company recorded acquisition-related charges totaling $4.3 million for write-offs in conjunction with the merger of Pro CD for purchased IPR&D which related to projects that had not met technological feasibility. The projects under development involve graphical user interface technology, data enhancements, DVD capability and Year 2000 compliance for the Select Phone product line. The value of these projects was $4.3 million.

     As part of the acquisition of Walter Karl in March 1998 (See Note 3), the Company recorded acquisition-related charges totaling $3.8 million for write-offs in conjunction with the merger of Walter Karl for purchased IPR&D which related to projects that had not met technological feasibility. The purchased IPR&D recorded in connection with the acquisition of Walter Karl consisted of various projects, of which none were individually significant, related to areas including: Internet capabilities, automated job cards and shipping information, database and merge/purge processing enhancements, list brokerage and management order and data entry systems. There were a total of 12 separately identified projects. The total amount allocated to the above IPR&D projects was $3.8 million after retroactive application of the Securities and Exchange Commission's new guidelines for valuing purchased IPR&D.

     In addition to the write-off of purchased IPR&D of $3.8 million for Walter Karl previously described, included in acquisition-related and restructuring charges in the accompanying consolidated statement of operations for 1998 are:
$3.0 million of costs associated with the Company's bid to acquire Metromail Corporation, $0.7 million associated with the Company's offering to sell Class A Common Stock which was not completed, $1.4 million for restructuring costs related to the Company's compilation and sales activities for new businesses enacted during the first quarter of 1998, and $1.2 million for restructuring costs related to certain cost reduction measures enacted during the third quarter of 1998.

     During the first quarter of 1998 the Company recorded a restructuring charge of $1.4 million related to the closing of the County Data Corporation
(CDC) new business compilation and sales center and moving these operations from Vermont to Nebraska. All 45 of the CDC employees were terminated, and severance recorded totaled $0.6 million. The restructuring charges also included lease termination costs of $0.3 million and a write-off of $0.5 million of leasehold improvement costs associated with the closed Vermont facility. The restructuring, including recording the payments and write-downs described, was completed by December 31, 1998.

     During the third quarter of 1998 the Company recorded a restructuring charge of $1.2 million which included $0.6 million in severance for 244 employees terminated as a result of the implementation of certain cost reduction measures. These employees were primarily in support and administration positions but some under-performing sales personnel were also terminated. The restructuring charges also included a charge of $0.4 million related to the planned closing of four field sales offices. Additionally, the Company recorded a write-down of $0.2 million related

                         INFOUSA INC. AND SUBSIDIARIES
to leasehold improvement costs at facilities leased by the Company which were being closed. The restructuring, including recording the payments and write-downs described, was completed as of December 31, 1998, with the exception of the costs totaling $0.5 million related to the planned exit of certain field sales offices which are anticipated to be completed by March 31, 1999.

     Included in acquisition-related charges for 1997 are $2.6 million of expenses related to integrating acquired operations into the Company's existing operations. These expenses consisted primarily of costs such as travel between the Company and the new operations, consulting, payroll and other expenses related to implementing Company policies and information systems at the new locations. All costs had been incurred by December 31, 1997.

19. STOCK RECLASSIFICATION AND STOCK DIVIDEND AND STOCKHOLDERS RIGHTS PLANS

     On October 3, 1997, the Company's Board of Directors and shareholders approved the reclassification of the existing common stock as Class B Common Stock and authorized 220,000,000 shares of a new Class A Common Stock. The Board also declared a two-for-one stock split, effected in the form of a stock dividend of one share of Class A Common Stock for each share of Class B Common Stock then outstanding. Accordingly all share and per share information has been restated to reflect the stock split. Each share of Class A Common Stock entitles the holder to one vote and a non-cumulative dividend of $0.02 per year, when and as declared by the Board of Directors in preference to any dividend on Class B Common Stock. Each share of Class B Common Stock entitles the holder to ten votes.

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

20. SEGMENT INFORMATION

     The Company currently manages existing operations utilizing financial information accumulated and reported for two business segments.

     The small business segment principally engages in the selling of sales lead generation and consumer CD-ROM products to small to medium sized companies, small office and home office businesses and individual consumers. This segment includes the sale of content via the Internet.

     The large business segment principally engages in the selling of data processing services, licensed databases, database marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services.

     Corporate activities principally represent the information systems technology, database compilation, database verification, and administrative functions of the Company. Investment income (loss), interest expense, income taxes, amortization of intangibles, and depreciation expense are only recorded in corporate activities. The Company does not allocate these costs to the two business segments. The small business and large business segments reflect actual net sales, direct order production, and identifiable direct sales and marketing-related costs related to their operations. The Company records unusual or non-recurring items including acquisition-related and restructuring charges and provisions for litigation settlement in corporate activities to allow for the analysis of the sales business segments excluding such unusual or non-recurring charges.

                         INFOUSA INC. AND SUBSIDIARIES

     The Company accounts for property and equipment on a consolidated basis. The majority of the Company's property and equipment is shared by the Company's business segments. Depreciation expense is recorded in corporate activities.

     The Company has no intercompany sales or intercompany expense transactions. Accordingly, there are no adjustments necessary to eliminate amounts between the Company's segments.

     The following tables summarizes certain segment information:

                                                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                                 -----------------------------------------------
                                                  SMALL      LARGE     CORPORATE    CONSOLIDATED
                                                 BUSINESS   BUSINESS   ACTIVITIES      TOTAL
                                                 --------   --------   ----------   ------------
                                                                 (IN THOUSANDS)
Net sales......................................  $129,973   $98,705     $     --      $228,678
Provision for litigation settlement............        --        --        4,500         4,500
Acquisition-related and restructuring
  charges......................................        --        --       10,093        10,093
Operating income (loss)........................    54,660    39,671      (91,761)        2,570
Investment income..............................        --        --       16,628        16,628
Interest expense...............................        --        --        9,160         9,160
Income (loss) before income taxes and
  discontinued operations......................    54,660    39,671      (86,293)        8,038

                                                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                                 -----------------------------------------------
                                                  SMALL      LARGE     CORPORATE    CONSOLIDATED
                                                 BUSINESS   BUSINESS   ACTIVITIES      TOTAL
                                                 --------   --------   ----------   ------------
                                                                 (IN THOUSANDS)
Net sales......................................  $116,333   $76,994     $     --      $193,327
Acquisition-related and restructuring
  charges......................................        --        --       56,098        56,098
Operating income (loss)........................    50,462    35,688     (118,629)      (32,479)
Investment income..............................        --        --        3,748         3,748
Interest expense...............................        --        --        4,098         4,098
Income (loss) before income taxes and
  discontinued operations......................    50,462    35,688     (118,979)      (32,829)

                                                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                                 -----------------------------------------------
                                                  SMALL      LARGE     CORPORATE    CONSOLIDATED
                                                 BUSINESS   BUSINESS   ACTIVITIES      TOTAL
                                                 --------   --------   ----------   ------------
                                                                 (IN THOUSANDS)
Net sales......................................  $ 87,431   $20,867     $     --      $108,298
Acquisition-related and restructuring
  charges......................................        --        --       21,500        21,500
Operating income (loss)........................    37,972     9,865      (40,932)        6,905
Investment income..............................        --        --        3,194         3,194
Interest expense...............................        --        --          209           209
Income (loss) before income taxes and
  discontinued operations......................    37,972     9,865      (38,890)        8,947

                         INFOUSA INC. AND SUBSIDIARIES

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                  ADDITIONS
                                                         ---------------------------
                                            BALANCE AT   CHARGED TO                                 BALANCE AT
                                            BEGINNING    COSTS AND      CHARGED TO                    END OF
               DESCRIPTION                  OF PERIOD     EXPENSES    OTHER ACCOUNTS   DEDUCTIONS     PERIOD
               -----------                  ----------   ----------   --------------   ----------   ----------
Allowance for doubtful accounts
  receivable:.............................                                                   (A)
  December 31, 1996.......................    $1,024      $ 1,485         $  364*       $ 1,284       $1,589
  December 31, 1997.......................    $1,589      $ 1,272         $  961*       $ 2,387       $1,435
  December 31, 1998.......................    $1,435      $ 4,388         $  578*       $ 3,701       $2,700
Allowance for sales returns:..............                                                   (B)
  December 31, 1996.......................    $  800      $ 3,401         $  929*       $ 3,995       $1,135
  December 31, 1997.......................    $1,135      $ 7,748         $2,477*       $ 6,782       $4,578
  December 31, 1998.......................    $4,578      $15,693         $   --        $15,682       $4,589

---------------

 *   Recorded as a result of acquisitions

(A) Charge-offs during the period indicated

(B) Returns processed during the period indicated