Form 10-Q
period 1999-03-31
INFOUSA INC
filed 1999-05-14
CIK 879437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    X     Quarterly Report pursuant to Section 13 or 15(d) of the Securities
--------  Exchange Act of 1934


For the quarterly period ended March 31, 1999 or

          Transition report pursuant to Section 13 or 15(d) of the Securities -------- Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number         0-19598
                       -------------------

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

            24,237,831 shares of Class A Common Stock and 23,916,919
                  shares of Class B Common Stock at May 4, 1999
                                  infoUSA INC.

                                      INDEX


                                                                                     PAGE NO.
                                                                                     --------
PART I -  FINANCIAL INFORMATION                                                           3

          Item 1.  Consolidated Balance Sheets as of  March 31, 1999 and
          December 31, 1998                                                               4

          Consolidated Statements of Operations for the three months
          ended March 31, 1999 and 1998                                                   5

          Consolidated Statements of Cash Flows for the three months ended
          March 31, 1999 and 1998                                                         6

          Notes to Consolidated Financial Statements                                  7 - 8

          Item 2.  Management's Discussion and Analysis of Results of Operations     9 - 18

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk            19

PART II - OTHER INFORMATION                                                              20

          Item 6. Exhibits and Reports on Form 8-K                                       21

          Signatures                                                                     22

          Index to Exhibits                                                              23

                                  infoUSA INC.

                                    Form 10-Q

                                 For the Quarter
                              Ended March 31, 1999

                                     PART I

                     FINANCIAL INFORMATION AND MANAGEMENT'S
                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          infoUSA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)




                                     ASSETS

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      1999             1998
                                                                                   ------------    ------------

Current assets:
  Cash and cash equivalents ....................................................   $     29,763    $     29,603
  Marketable securities ........................................................         23,177          20,620
  Trade accounts receivable, net of allowances of $5,177 and
     $7,289, respectively ......................................................         37,659          40,126
  List brokerage trade accounts receivable .....................................         12,921          17,831
  Income taxes receivable ......................................................             --           3,387
  Prepaid expenses .............................................................          3,061           2,371
  Deferred marketing costs .....................................................          4,166           4,365
                                                                                   ------------    ------------
          Total current assets .................................................        110,747         118,303
                                                                                   ------------    ------------
Property and equipment, net ....................................................         41,713          40,264
Intangible assets, net of accumulated amortization .............................        103,693         109,378
Other assets ...................................................................          4,343           2,828
                                                                                   ------------    ------------
                                                                                   $    260,496    $    270,773
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ............................................   $      2,318    $      1,580
  Accounts payable .............................................................          7,476           7,226
  List brokerage trade accounts payable ........................................         15,160          18,847
  Accrued payroll expenses .....................................................          3,180           2,830
  Accrued expenses .............................................................          7,707          12,465
  Income taxes payable .........................................................            265              --
  Deferred revenue .............................................................          4,279           4,534
  Deferred income taxes ........................................................          5,614             664
                                                                                   ------------    ------------
          Total current liabilities ............................................         45,999          48,146
                                                                                   ------------    ------------
Long-term debt, net of current portion .........................................        118,853         126,679
Deferred income taxes ..........................................................          5,209           7,701
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000 shares;
     none issued or outstanding ................................................             --              --
Class A common stock, $.0025 par value. Authorized 220,000,000 shares; 24,689,831 shares issued and 24,228,831 shares outstanding at
     March 31, 1999 and 24,689,761 shares issued and 24,581,261 shares
     outstanding at December 31, 1998 ..........................................             62              62
Class B common stock, $.0025 par value. Authorized 75,000,000 shares; 24,854,919 shares issued and 23,907,919 shares
   outstanding at March 31, 1999 and 24,854,989 shares issued
   and 24,655,489 shares outstanding at December 31, 1998 ......................             62              62
  Paid-in capital ..............................................................         72,476          72,476
  Retained earnings ............................................................         21,597          15,284
 Treasury stock, at cost, 461,000 shares of Class A common stock and
  947,000 shares of Class B common stock held at March 31, 1999, and
  108,500 shares of Class A common stock and 199,500 shares of Class B
  common stock held at December 31, 1998 .......................................         (9,504)         (2,951)
 Accumulated other comprehensive income ........................................          5,742           3,314
                                                                                   ------------    ------------
          Total stockholders' equity ...........................................         90,435          88,247
                                                                                   ------------    ------------
                                                                                   $    260,496    $    270,773
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


                                                 FOR THE QUARTERS ENDED
                                                ------------------------
                                                  MARCH 31,    MARCH 31,
                                                   1999           1998
                                                ----------    ----------

Net sales ...................................   $   55,520    $   55,380
Costs and expenses:
  Database and production costs .............       16,176        15,405
  Selling, general and administrative .......       22,336        23,394
  Depreciation and amortization .............        6,033         6,870
  Acquisition-related and restructuring
    charges .................................           --         8,477
                                                ----------    ----------
                                                    44,545        54,146
                                                ----------    ----------
Operating income ............................       10,975         1,234
Other income (expense):
  Investment income .........................        2,484           996
  Interest expense ..........................       (3,114)       (1,279)
                                                ----------    ----------
Income before income taxes and
  extraordinary item ........................       10,345           951
Income taxes ................................        4,160         2,058
                                                ----------    ----------
Income (loss) before extraordinary item .....        6,185        (1,107)
Extraordinary item, net of tax ..............          128            --
                                                ----------    ----------
Net income (loss) ...........................   $    6,313    $   (1,107)
                                                ==========    ==========



BASIC EARNINGS PER SHARE:

  Income (loss) before extraordinary item ...   $     0.13    $    (0.02)
  Extraordinary item ........................           --            --
                                                ----------    ----------
  Net income (loss) .........................   $     0.13    $    (0.02)
                                                ==========    ==========

  Weighted average shares outstanding .......       48,602        49,395
                                                ==========    ==========

DILUTED EARNINGS PER SHARE:

  Income (loss) before extraordinary item ...   $     0.13    $    (0.02)
  Extraordinary item.........................           --            --
                                                ----------    ----------
  Net income (loss) .........................   $     0.13    $    (0.02)
                                                ==========    ==========

  Weighted average shares outstanding .......       48,662        49,395
                                                ==========    ==========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                             FOR THE QUARTERS ENDED
                                                          ----------------------------
                                                            MARCH 31,        MARCH 31,
                                                              1999            1998
                                                          ------------    ------------

Cash flows from operating activities:
  Net income (loss) ...................................   $      6,313    $     (1,107)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization ....................          6,033           6,870
     Deferred income taxes ............................            581          (2,096)
     Net realized gains on sale of
       marketable securities investments ..............         (2,025)           (985)
     Acquisition-related  and restructuring
       charges ........................................             --           8,477
     Changes in assets and liabilities, net of
       effect of acquisitions:
       Trade accounts receivable ......................          3,065             796
       List brokerage trade accounts receivable .......          4,910              --
       Prepaid expenses and other assets ..............         (1,446)            (57)
       Deferred marketing costs .......................            199            (610)
       Accounts payable ...............................            250            (399)
       List brokerage trade accounts payable ..........         (3,408)             --
       Income taxes receivable and payable ............          3,652           2,267
       Accrued expenses and other liabilities .........         (4,663)         (4,133)
                                                          ------------    ------------
          Net cash provided by operating
            activities ................................         13,461           9,023
                                                          ------------    ------------
Cash flows from investing activities:
  Proceeds from sales of marketable securities ........          8,587           1,166
  Purchases of marketable securities ..................         (4,153)           (786)
  Purchases of property and equipment .................           (700)         (2,966)
  Acquisitions of businesses ..........................             --         (18,368)
  Consumer database costs .............................             --            (698)
  Software development costs ..........................         (1,413)         (1,084)
                                                          ------------    ------------
          Net cash provided by (used in)
            investing activities ......................          2,321         (22,736)
                                                          ------------    ------------
Cash flows from financing activities:
  Repayment of long-term debt .........................           (550)         (2,167)
  Proceeds from long-term debt ........................             --          19,000
  Acquisitions of treasury stock ......................         (6,553)             --
  Repurchase of senior subordinated notes .............         (8,370)             --
  Proceeds from exercise of stock options .............             --             726
                                                          ------------    ------------
          Net cash provided by (used in) financing
            activities ................................        (15,473)         17,559
                                                          ------------    ------------
Effect of exchange rate fluctuations on cash ..........           (149)             --
                                                          ------------    ------------
Net increase in cash and cash
  equivalents .........................................            160           3,846
Cash and cash equivalents, beginning ..................         29,603          10,653
                                                          ------------    ------------
Cash and cash equivalents, ending .....................   $     29,763    $     14,499
                                                          ============    ============

Supplemental cash flow information:
  Interest paid .......................................   $        776    $      1,426
                                                          ============    ============

  Income taxes paid ...................................   $          7    $      1,794
                                                          ============    ============





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments necessary to fairly present the financial information included therein.

The Company suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.

2. EARNINGS PER SHARE INFORMATION

    The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Options on 1.3 million shares of common stock were not included in computing diluted earnings per share for the first quarter of 1998 because their effects were antidilutive.


                                                     FOR THE QUARTERS ENDED
                                                     -----------------------
                                                      MARCH 31,    MARCH 31,
                                                        1999         1998
                                                     ----------   ----------
                                                          (In thousands)
Weighted average number of shares outstanding
   used in basic EPS .............................       48,602       49,395
Net additional common equivalent shares
   outstanding after assumed exercise of stock
   options .......................................           60           --
                                                     ----------   ----------
Weighted average number of shares outstanding
   used in diluted EPS ...........................       48,662       49,395
                                                     ==========   ==========

3.  SEGMENT INFORMATION

    The Company currently manages existing operations utilizing financial information accumulated and reported for two general business segments.

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

    The following table summarizes segment information:


                                                       FOR THE QUARTER ENDED MARCH 31, 1999
                                             ------------------------------------------------------
                                                Small         Large       Corporate     Consolidated
                                              Business      Business      Activities       Total
                                             -----------   -----------   -----------    -----------
                                                                 (In thousands)

Net sales ................................   $    33,178   $    22,342   $        --    $    55,520
Operating income (loss) ..................        16,676        10,287       (15,988)        10,975
Investment income ........................            --            --         2,484          2,484
Interest expense .........................            --            --         3,114          3,114
Income (loss) before income taxes and
  extraordinary item .....................        16,676        10,287       (16,618)        10,345


                                                        FOR THE QUARTER ENDED MARCH 31, 1998
                                             ------------------------------------------------------
                                                 Small       Large        Corporate     Consolidated
                                               Business     Business      Activities       Total
                                             -----------   -----------   -----------    -----------
                                                                (In thousands)

Net sales ................................   $    34,817   $    20,563   $        --    $    55,380
Acquisition-related and restructuring
  charges ................................            --            --         8,477          8,477
Operating income (loss) ..................        16,984         7,018       (22,768)         1,234
Investment income ........................            --            --           996            996
Interest expense .........................            --            --         1,279          1,279
Income (loss) before income taxes and
  extraordinary item .....................        16,984         7,018       (23,051)           951


4.  COMPREHENSIVE INCOME

    Comprehensive income, including the components of other comprehensive income, is as follows:


                                                    FOR THE QUARTERS ENDED
                                                 ----------------------------
                                                   MARCH 31,       MARCH 31,
                                                     1999            1998
                                                 ------------    ------------
                                                         (In thousands)

Net income (loss) ............................   $      6,313    $     (1,107)
Other comprehensive income (loss):
  Unrealized gain (loss) from investments:
    Unrealized gains .........................          3,733          16,082
    Related tax expense ......................         (1,799)         (6,111)
                                                 ------------    ------------
    Net ......................................          2,314           9,971
                                                 ------------    ------------

  Reclassification adjustment for net gains
    (losses) realized on sale of marketable
    securities:
    Unrealized gains (losses) ................          1,206             (60)
    Related tax expense ......................           (458)             23
                                                 ------------    ------------
    Net ......................................            748             (37)
                                                 ------------    ------------

  Foreign currency translation adjustments ...           (634)             --
                                                 ------------    ------------
Total other comprehensive income .............          2,428           9,934
                                                 ------------    ------------
Comprehensive income .........................   $      8,741    $      8,827
                                                 ============    ============

   The components of accumulated other comprehensive income is as follows:


                                              Foreign                      Accumulated
                                             Currency       Unrealized       Other
                                            Translation      Gains on    Comprehensive
                                            Adjustments     Securities       Income
                                           ------------    ------------   ------------
                                                          (In thousands)

Balance at March 31, 1999 ..............   $       (634)   $      6,376   $      5,742
Balance at March 31, 1998 ..............   $         --    $      3,314   $      3,314


5. CONTINGENCIES

    The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company's financial position, results of operations, or cash flows.

                                 infoUSA INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                   AND RESULTS OF OPERATIONS

GENERAL

The Company is a leading provider of business and consumer marketing information and data processing services. The Company's products and services help its clients generate new customers more effectively at lower cost. The Company's key assets include a proprietary database of over 11 million businesses and a consumer database of over 115 million households and 195 million individuals in the United States and Canada, which the Company believes are among the most comprehensive and accurate available. The Company leverages these key assets by selling a broad range of marketing information products and data processing services through targeted distribution channels primarily to small and medium size businesses and also to consumers and large corporations.

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


                                                                        FOR THE QUARTERS ENDED
                                                                       -------------------------
                                                                               MARCH 31,
                                                                       -------------------------
          CONSOLIDATED STATEMENT OF OPERATIONS DATA:
                                                                           1999           1998
                                                                       ----------     ----------

Net sales ..........................................................          100%           100%
Costs and expenses:
  Database and production costs ....................................           29             28
  Selling, general and administrative ..............................           40             42
  Depreciation and amortization ....................................           11             12
  Acquisition-related and restructuring charges ....................           --             15
                                                                       ----------     ----------
     Total costs and expenses ......................................           80             98
                                                                       ----------     ----------
Operating income ...................................................           20              2
Other income (expense), net ........................................           (1)            (1)
                                                                       ----------     ----------
Income before income taxes and extraordinary item ..................           19              2
Income taxes .......................................................            8              4
                                                                       ----------     ----------
Income (loss) before extraordinary item ............................           11             (2)
Extraordinary item, net of tax .....................................           --             --
                                                                       ----------     ----------
Net income (loss) ..................................................           11%            (2)%
                                                                       ==========     ==========

OTHER DATA:

     SALES BY SEGMENT :

       Small business and consumer group ...........................
                                                                       $     33.2     $     34.8
       Large business group ........................................         22.3           20.6
                                                                       ----------     ----------
       Total .......................................................   $     55.5     $     55.4
                                                                       ==========     ==========

     SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:

       Small business and consumer group ...........................           60%            63%
       Large business group ........................................           40             37
                                                                       ----------     ----------
       Total .......................................................          100%           100%
                                                                       ==========     ==========



     Earnings before, interest, taxes, depreciation and amortization
       ("EBITDA"), as adjusted (1) .................................   $   17,008     $   16,581
                                                                       ==========     ==========

     EBITDA, as adjusted as a percentage of net sales ..............           31%            30%
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

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

Net Sales

    Net sales for the quarter ended March 31, 1999 were $55.5 million, essentially unchanged from $55.4 million for the same period in 1998. Net sales of the small business and consumer group for the first quarter of 1999 were $33.2 million, a 5% decrease from $34.8 million for the same period in 1998. Included in the small business and consumer group are net sales of consumer CD-ROM products, which decreased during the first quarter of 1999 from the same period in 1998. The Company has experienced a decline in general market conditions and reduced demand for the product. The decrease in net sales of consumer CD-ROM products was partially offset by an increase in the sales of other sales leads generation products, including the sale of the Company's products via the Internet, by the small business and consumer group during the same periods. Net sales of the large business group for the first quarter of 1999 were $22.3 million, an 8% increase from $20.6 million in the first quarter of 1998. The large business group included data processing services sales of $14.5 million during the first quarter 1999, compared to $12.6 million during the first quarter 1998. The increase in data processing services sales is due to the acquisition of Walter Karl in March 1998, and due to increased sales of data processing services by the Company's National Accounts sales force. During late 1998, a significant data processing services customer notified the Company that it intended to perform the same processing in-house. The customer represented 6% of total net sales during fiscal year 1998. During the first quarter of 1999, the customer transferred a significant portion of the business in-house.

Database and Production Costs

    For the first quarter 1999, database and production costs were $16.2 million, or 29% of net sales, compared to $15.4 million, or 28% of net sales for the first quarter in 1998. Since 1996, database and production costs have increased as a percentage of sales as a result of higher costs associated with data processing services and CD-ROM production. To the extent that data processing sales constitute a greater percentage of net sales, the Company expects database and production costs to increase as a percentage of net sales. Factors contributing to the increase in database and production costs as a percentage of net sales for the first quarter of 1999 include an overall increase in data processing services sales and the addition of consumer database compilation costs associated with the Company's roll-out of the consumer white pages file during the second quarter of 1998. The overall increase in database and production costs was partially offset by the decrease in consumer CD-ROM retail distribution sales.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses for the quarter ended March 31, 1999 were $22.3 million, or 40% of net sales, compared to $23.4 million, or 42% of net sales for the same period in 1998. During the first quarter 1999, the Company focused on the reduction of expenses, successfully completing a cost reduction program implemented during the third quarter of 1998.

Depreciation and Amortization Expenses

    Depreciation and amortization expenses for the first quarter 1999 were $6.0 million, or 11% of net sales, compared to $6.9 million, or 12% of net sales for the same period in 1998. Amortization of acquired database costs and purchased data processing software associated with the acquisition of DBA in February 1997 totaled $392 thousand and $2.8 million during 1999 and 1998, respectively.

Acquisition-Related and Restructuring Charges

    For 1998, in addition to the write-off of purchased in-process research and development costs (purchased IPR&D) of $3.8 million for Walter Karl, included in acquisition-related charges in the accompanying consolidated statement of operations are: $2.6 million of costs associated with the Company's bid to acquire Metromail Corporation, $0.7 million associated with the Company's offering to sell Class A Common Stock which was not completed, and $1.4 million for restructuring costs related to the Company's compilation and sales activities for new businesses enacted during the first quarter of 1998.

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

Operating Income (Loss)

    Including the factors previously described, the Company had operating income of $11.0 million, or 20% of net sales for the first quarter 1999, as compared to an operating income of $1.2 million, or 2% of net sales for the same period in 1998.

Other Income (Expense), Net

    Other income (expense), net for the first quarter 1999 was $(0.6) million compared to $(0.3) million for the same period in 1998. Interest expense for the first quarter 1999 was $3.1 million, or 6% of net sales, compared to $1.3 million, or 2% of net sales for the same period in 1998. The increase in interest expense is primarily the result of servicing debt under the Company's 9 1/2% Senior Subordinated Notes Due 2008. Investment income for the first quarter 1999 was $2.5 million, or 5% of net sales, compared to $1.0 million, or 2% of net sales, for the same period in 1998. The Company recorded realized gains on the sale of marketable securities totaling $2.0 million and $1.0 million during the first quarter of 1999 and 1998, respectively.

Income Taxes

    A provision for income taxes of $4.2 million and $2.1 million was recorded during the first quarter of 1999 and 1998, respectively. Acquisition-related charges of $3.8 million were included in income before income taxes during 1998, but are not deductible for tax purposes. The provision for these periods reflect the inclusion of amortization on certain intangibles in taxable income not deductible for tax purposes.

Extraordinary Item, net of tax

     During the first quarter of 1999, the Company repurchased $9.0 million of its 9 1/2% Senior Subordinated Notes (the "Notes"). In connection with the repurchase of the Notes, the Company recorded a gain of $0.1 million, net of deferred financing costs of $0.4 million written-off in proportion to the face amount of Notes purchased and retired.

EBITDA, as adjusted

    Excluding the provision for litigation settlement and acquisition-related and restructuring charges previously described, the Company's EBITDA, as adjusted, was $17.0 million, or 31% of net sales, during the first quarter 1999, compared to $16.6 million, or 30% of net sales, during the same period in 1998.

YEAR 2000 READINESS DISCLOSURE

    In 1996 the Company began preparing its computer-based systems for Year 2000 ("Y2K") computer software compliance. The Company's Y2K project covers both traditional computer based systems and infrastructure ("IT Systems") and computer based facilities and equipment ("Non IT Systems"). The Company's project has seven phases: Inventory, Assessment, Detailed Planning & Solution Design, Renovation, Testing, Implementation and Contingency Planning.

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

    The Company's Y2K project also considers the readiness of critical vendors. The Company believes that the most reasonable likely worst case Y2K scenario is that a small number of vendors will be unable to supply goods for a short time after January 1, 2000. Contingency plans are being developed in the event that critical vendors suffer from Y2K problems from their internal systems or their suppliers systems. Although these plans are yet to be completed, the Company expects that these plans may include a combination of actions including stockpiling of goods and selective resourcing of business to Y2K compliant vendors.

    The Company has incurred approximately $3.0 million of Y2K cost. These costs fall into three categories: 1) systems replacement, 2) specific Y2K assessment effort, and 3) expense cost of Y2K Project office. Future expenses are estimated to include approximately $3.0 million of additional cost. These future costs are expected to be primarily replacement system costs. Such cost estimates are based upon presently available information and may change as the Company continues with its Y2K project. The Company anticipates paying for its Y2K compliance plan from operating cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $29.8 million and marketable securities with a fair market value of $23.2 million. As of March 31, 1999, the Company had working capital of $64.7 million.

    Net cash provided by operating activities during the first quarter of 1999 totaled $13.3 million compared to $9.0 million during the same period of 1998.

    List brokerage trade accounts receivable decreased from $17.8 million at December 31, 1998 to $12.9 million at March 31, 1999. List brokerage trade accounts payable decreased from $18.8 million at December 31, 1998 to $15.2 million at March 31, 1999. The balance of list brokerage trade accounts receivable and list brokerage trade accounts payable may fluctuate significantly and is dependent on the timing of cash receipts and disbursements.

    Total accrued expenses decreased from $12.5 million at December 31, 1998 to $7.7 million at March 31, 1999 principally due to the payment of $4.6 million to Experian Information Solutions, Inc. during the first quarter of 1999 in connection with arbitration of a contractual dispute.

    Long-term debt decreased from $126.7 million at December 31, 1998 to $118.9 million at March 31, 1999 due to the Company's repurchase of $9.0 million of its infoUSA 9 1/2% Senior Subordinated Notes.

     Treasury stock increased from $3.0 million at December 31, 1998 to $9.5 million at March 31, 1999 due to the purchase in the open market of 1.1 million shares of common stock at a total cost of $6.6 million.

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

Effects of Leverage

    As of March 31, 1999, the Company had total indebtedness of approximately $121.2 million. In addition, the Company's existing debt obligations allow the Company to enter into a revolving credit facility under which it would be able to incur up to $100.0 million of additional borrowings and to incur substantial additional indebtedness (including, subject to certain conditions, an additional $85.0 million of senior subordinated notes).

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt as substantially all of the Company's debt is at fixed interest rates. The Company is not exposed to material future earnings or cash flow exposures from fluctuations in foreign currency exchange rates as operating results related to foreign operations are not material.

                                  Info USA INC.

                                    FORM 10-Q

                              FOR THE QUARTER ENDED

                                 MARCH 31, 1999

                                     PART II

                                OTHER INFORMATION

                                  Info USA INC.
                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                 MARCH 31, 1999

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27  Financial Data Schedule

         (b)      Report on Form 8-K

                  No reports on Form 8-K have been filed during the quarter ended March 31, 1999

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    info USA INC.


Date:   May 14, 1999                 /s/ STORMY L. DEAN
       --------------------------    -------------------------------------------
                                     Stormy L. Dean, Controller and Acting Chief
                                     Financial Officer
                                     (principal financial officer)

                                INDEX TO EXHIBITS


Exhibit No.                Description
-----------                -----------

   27                      Financial Data Schedule