Form 10-Q
period 1999-06-30
INFOUSA INC
filed 1999-08-16
CIK 879437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         X   Quarterly Report pursuant to Section 13 or 15(d) of the
         -   Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999 or

             Transition report pursuant to Section 13 or 15(d) of the
         -   Securities Exchange Act of 1934

For the transition period from      ________ to ________


Commission File Number    0-19598
                          -------

                                  infoUSA INC.
               ---------------------------------------------------
               (exact name of registrant specified in its charter)

              DELAWARE                                47-0751545
   -------------------------------       ---------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)

5711 SOUTH 86TH CIRCLE, OMAHA, NEBRASKA                  68127
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (402) 593-4500
                                                       --------------

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

                         Yes   X                 No
                              ---                    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   24,325,246 shares of Class A Common Stock and 24,004,254 shares of Class B
                         Common Stock at July 27, 1999
                                  infoUSA INC.

                                      INDEX

                                                                PAGE NO
PART I - FINANCIAL INFORMATION                                     3

     Item 1. Consolidated Balance Sheets as of June 30,
     1999 and December 31, 1998                                    4

     Consolidated Statements of Operations for the three
     months and six months ended June 30, 1999 and 1998            5

     Consolidated Statements of Cash Flows for the six
     months ended June 30, 1999 and 1998                           6

     Notes to Consolidated Financial Statements                    7 - 10

     Item 2. Management's Discussion and Analysis of
     Results of Operations                                        11 - 21

     Item 3. Quantitative and Qualitative Disclosures
     about Market Risk                                            22


PART II - OTHER INFORMATION                                       23

     Item 4. Submission of Matters to a Vote of
     Security Holders                                             24

     Item 5. Other Information                                    24

     Item 6. Exhibits and Reports on Form 8-K                     24

     Signature                                                    25

     Index to Exhibits                                            26

                                  infoUSA INC.

                                    FORM 10-Q

                              FOR THE QUARTER ENDED

                                  JUNE 30, 1999

                                     PART I

                            FINANCIAL INFORMATION AND
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          infoUSA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                           JUNE 30, 1999  DECEMBER 31, 1998
                                                           -------------  -----------------
                           ASSETS

Current assets:
  Cash and cash equivalents ................................   $  38,489          $  29,603
  Marketable securities ....................................      15,290             20,620
  Trade accounts receivable, net of allowances of $4,013 and
    $7,289, respectively ...................................      43,364             40,126
  List brokerage trade accounts receivable .................      11,167             17,831
  Income taxes receivable ..................................         147              3,387
  Prepaid expenses .........................................       3,727              2,371
  Deferred marketing costs .................................       3,784              4,365
                                                               ---------          ---------
          Total current assets .............................     115,968            118,303
                                                               ---------          ---------
Property and equipment, net ................................      42,212             40,264
Intangible assets, net of accumulated amortization .........     102,484            109,378
Other assets ...............................................       3,529              2,828
                                                               ---------          ---------
                                                               $ 264,193          $ 270,773
                                                               =========          =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ........................   $   2,550          $   1,580
  Accounts payable .........................................       5,745              7,226
  List brokerage trade accounts payable ....................      12,225             18,847
  Accrued payroll expenses .................................       5,455              2,830
  Accrued expenses .........................................       4,995             12,465
  Deferred revenue .........................................       5,661              4,534
  Deferred income taxes ....................................       5,728                664
                                                               ---------          ---------
          Total current liabilities ........................      42,359             48,146
                                                               ---------          ---------
Long-term debt, net of current portion .....................     118,498            126,679
Deferred income taxes ......................................       6,540              7,701
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000
    shares; none issued or outstanding .....................          --                 --
  Class A common stock, $.0025 par value. Authorized
    220,000,000 shares; 24,786,246 shares issued and
    24,325,246 outstanding at June 30, 1999 and
    24,689,761 shares issued and 24,581,261
    outstanding at December 31, 1998 .......................          62                 62
  Class B common stock, $.0025 par value. Authorized
    75,000,000 shares; 24,951,254 shares issued and
    24,004,254 shares outstanding at June 30, 1999
    and 24,854,989 shares issued and 24,655,489 shares
    outstanding at December 31, 1998 .......................          62                 62
  Paid-in capital ..........................................      73,355             72,476
  Retained earnings ........................................      27,282             15,284
  Treasury stock, at cost, 446,232 shares of Class A common
   stock and 947,000 shares of Class B common stock held
   at June 30, 1999, and 108,500 shares of Class A common
   stock and 199,500 shares of Class B common stock held
   at December 31, 1998 ....................................      (9,442)            (2,951)
  Accumulated other comprehensive income ...................       5,477              3,314
                                                               ---------          ---------
          Total stockholders' equity .......................      96,796             88,247
                                                               ---------          ---------
                                                               $ 264,193          $ 270,773
                                                               =========          =========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30,                 JUNE 30,
                                              1999         1998        1999         1998
                                           ---------    ---------    ---------    ---------
Net sales ..............................   $  57,573    $  62,076    $ 113,093    $ 117,456
Costs and expenses:
  Database and production costs ........      17,114       16,086       33,290       31,491
  Selling, general and administrative ..      23,762       27,103       46,098       50,497
  Depreciation and amortization ........       5,694        6,384       11,727       13,254
  Acquisition-related and restructuring
    charges.............................          --          400           --        8,877
                                           ---------    ---------    ---------    ---------
                                              46,570       49,973       91,115      104,119
                                           ---------    ---------    ---------    ---------
Operating income .......................      11,003       12,103       21,978       13,337
Other income (expense):
  Investment income ....................       1,704       15,098        4,188       16,094
  Interest expense .....................      (2,934)      (1,865)      (6,048)      (3,144)
                                           ---------    ---------    ---------    ---------
Income before income taxes and .........       9,773       25,336       20,118       26,287
  extraordinary item
Income taxes ...........................       4,088        9,964        8,248       12,022
                                           ---------    ---------    ---------    ---------
Income before extraordinary item .......       5,685       15,372       11,870       14,265
Extraordinary item, net of tax .........          --           --          128           --
                                           ---------    ---------    ---------    ---------
Net income .............................   $   5,685    $  15,372    $  11,998    $  14,265
                                           =========    =========    =========    =========


BASIC EARNINGS PER SHARE:

  Income before extraordinary item .....   $    0.12    $    0.31    $    0.25    $    0.29
  Extraordinary item ...................          --           --           --           --
                                           ---------    ---------    ---------    ---------
  Net income ...........................   $    0.12    $    0.31    $    0.25    $    0.29
                                           =========    =========    =========    =========

  Weighted average shares outstanding ..      48,233       49,607       48,417       49,298
                                           =========    =========    =========    =========

DILUTED EARNINGS PER SHARE:

  Income before extraordinary item .....   $    0.12    $    0.30    $    0.25    $    0.28
  Extraordinary item ...................          --           --           --           --
                                           ---------    ---------    ---------    ---------
  Net income ...........................   $    0.12    $    0.30    $    0.25    $    0.28
                                           =========    =========    =========    =========

  Weighted average shares outstanding ..      48,307       51,226       48,465       50,754
                                           =========    =========    =========    =========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                      1999         1998
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................   $  11,998    $  14,265
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization .............      11,728       13,254
      Deferred income taxes .....................       2,189        4,985
      Net realized gains on sale of
        marketable securities investments .......      (3,373)     (17,604)
      Impairment of other assets ................          --        2,000
      Acquisition-related and restructuring
        charges .................................          --        8,877
      Changes in assets and liabilities, net of
        effect of acquisitions:
          Trade accounts receivable .............      (2,633)      (4,130)
          List brokerage trade accounts
            receivable ..........................       6,664           --
          Prepaid expenses and other assets .....      (1,298)      (1,296)
          Deferred marketing costs ..............         581       (3,177)
          Accounts payable ......................      (1,481)      (3,903)
          List brokerage trade accounts payable .      (6,343)          --
          Income taxes receivable and payable ...       3,240       (1,852)
          Accrued expenses and other liabilities       (3,718)     (13,242)
                                                    ---------    ---------
            Net cash provided by (used in)
              operating activities ..............      17,554       (1,823)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of marketable securities ..      17,338       36,392
  Purchases of marketable securities ............      (4,184)      (5,727)
  Purchases of property and equipment ...........      (2,342)     (10,402)
  Acquisitions of businesses ....................      (1,536)     (31,595)
  Consumer database costs .......................          --       (1,133)
  Software development costs ....................      (2,929)      (2,717)
  Other .........................................         531           --
                                                    ---------    ---------
          Net cash provided by (used in)
            investing activities ................       6,878      (15,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt ...................      (1,213)    (110,367)
  Proceeds from long-term debt ..................          --      144,000
  Acquisitions of treasury stock ................      (6,553)          --
  Deferred financing costs ......................        (103)      (5,253)
  Repurchase of senior subordinated notes .......      (8,370)          --
  Proceeds from exercise of stock options .......         842          770
  Tax benefit related to employee stock options .          --          401
                                                    ---------    ---------
          Net cash provided by (used in)
            financing activities ................     (15,397)      29,551
  Effect of exchange rate fluctuations on cash ..        (149)          --
                                                    ---------    ---------

Net increase in cash and cash equivalents .......       8,886       12,546
Cash and cash equivalents, beginning ............      29,603       10,653
                                                    ---------    ---------
Cash and cash equivalents, ending ...............   $  38,489    $  23,199
                                                    =========    =========


Supplemental cash flow information:
  Interest paid .................................   $   6,220    $   3,110
                                                    =========    =========

  Income taxes paid .............................   $   2,891    $   8,518
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

                                                   THREE MONTHS ENDED  SIX MONTHS ENDED
                                                        JUNE 30,           JUNE 30,
                                                     1999     1998      1999     1998
                                                    ------   ------    ------   ------
    Weighted average number of shares outstanding
      used in basic EPS .........................   48,233   49,607    48,417   49,298
    Net additional common stock equivalent shares
      outstanding after assumed exercise of
      stock options .............................       74    1,619        48    1,456
                                                    ------   ------    ------   ------
    Weighted average number of shares outstanding
      used in diluted EPS .......................   48,307   51,226    48,465   50,754
                                                    ======   ======    ======   ======



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

     As described above, the small business and large business segments are principally engaged in the sell of certain designated products, although each segment may sell any of the Company's products.

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


     The following table summarizes segment information:

                                      FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                    ---------------------------------------------
                                     SMALL      LARGE    CORPORATE   CONSOLIDATED
                                    BUSINESS   BUSINESS  ACTIVITIES     TOTAL
                                    --------   --------  ----------  ------------
                                                 (IN THOUSANDS)
Net sales .......................   $ 32,894   $ 24,679   $     --    $ 57,573
Operating income (loss) .........     14,962     11,883    (15,842)     11,003
Investment income ...............         --         --      1,704       1,704
Interest expense ................         --         --      2,934       2,934
Income (loss) before income taxes
  and extraordinary item ........     14,962     11,883    (17,072)      9,773

                                      FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                    ---------------------------------------------
                                     SMALL      LARGE    CORPORATE   CONSOLIDATED
                                    BUSINESS   BUSINESS  ACTIVITIES     TOTAL
                                    --------   --------  ----------  ------------
                                                 (IN THOUSANDS)
Net sales .......................   $ 36,658   $ 25,418   $     --    $ 62,076
Acquisition-related and
  restructuring charges .........         --         --        400         400
Operating income (loss) .........     15,867      9,434    (13,198)     12,103
Investment income ...............         --         --     15,098      15,098
Interest expense ................         --         --      1,865       1,865
Income before income taxes and
  extraordinary item ............     15,867      9,434         35      25,336

                                       FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                    ---------------------------------------------
                                     SMALL      LARGE    CORPORATE   CONSOLIDATED
                                    BUSINESS   BUSINESS  ACTIVITIES     TOTAL
                                    --------   --------  ----------  ------------
                                                 (IN THOUSANDS)
Net sales .......................   $ 66,022   $ 47,071   $     --    $113,093
Operating income (loss) .........     31,632     22,221    (31,875)     21,978
Investment income ...............         --         --      4,188       4,188
Interest expense ................         --         --      6,048       6,048
Income (loss) before income taxes
  and extraordinary item ........     31,632     22,221    (33,735)     20,118

                                       FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                    ---------------------------------------------
                                     SMALL      LARGE    CORPORATE   CONSOLIDATED
                                    BUSINESS   BUSINESS  ACTIVITIES     TOTAL
                                    --------   --------  ----------  ------------
                                                 (IN THOUSANDS)
Net sales .......................   $ 71,403   $ 46,053   $     --    $117,456
Acquisition-related and
  restructuring charges .........         --         --      8,877       8,877
Operating income (loss) .........     32,851     16,526    (36,040)     13,337
Investment income ...............         --         --     16,094      16,094
Interest expense ................         --         --      3,144       3,144
Income (loss) before income taxes
  and extraordinary item ........     32,851     16,526    (23,090)     26,287

4. COMPREHENSIVE INCOME

    Comprehensive income (loss), including the components of other comprehensive income (loss), is as follows:


                                                 FOR THE THREE            FOR THE SIX
                                                  MONTHS ENDED            MONTHS ENDED
                                              --------------------    --------------------
                                              JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                1999        1998        1999        1998
                                              --------    --------    --------    --------
                                                             (IN THOUSANDS)
Net income ................................   $  5,685    $ 15,372    $ 11,998    $ 14,265
Other comprehensive income (loss):
  Unrealized gain (loss) from investments:
    Unrealized gains (losses) .............       (595)    (16,498)      2,908      15,842
    Related tax expense ...................        226       6,046      (1,105)     (6,020)
                                              --------    --------    --------    --------
    Net ...................................       (369)    (10,452)      1,803       9,822
                                              --------    --------    --------    --------

  Reclassification adjustment for net gains
    (losses) realized on sale of marketable
    securities:
    Realized gains (losses) ...............        168         131       1,603     (16,547)
    Related tax expense ...................        (64)        (50)       (609)      6,288
                                              --------    --------    --------    --------
    Net ...................................        104          81         994     (10,259)
                                              --------    --------    --------    --------

  Foreign currency translation adjustments          --          --        (634)         --
                                              --------    --------    --------    --------

Total other comprehensive income (loss) ...       (265)    (10,371)      2,163        (437)
                                              --------    --------    --------    --------
Comprehensive income ......................   $  5,420    $  5,001    $ 14,161    $ 13,828
                                              ========    ========    ========    ========


    The components of accumulated other comprehensive income is as follows:

                            FOREIGN                     ACCUMULATED
                            CURRENCY      UNREALIZED       OTHER
                          TRANSLATION     GAINS ON     COMPREHENSIVE
                          ADJUSTMENTS    SECURITIES       INCOME
                          -----------    ----------    -------------
                                       (IN THOUSANDS)
Balance at June 30, 1999   $   (634)       $6,111         $5,477
                           ========        ======         ======

Balance at June 30, 1998   $     --        $3,314         $3,314
                           ========        ======         ======


5. CONTINGENCIES

The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company's financial position, results of operations, or cash flows.

6. SUBSEQUENT EVENTS

Effective July 1, 1999, the Company acquired all issued and outstanding common stock of Donnelley Marketing, Inc. ("Donnelley"), a division of First Data Corporation. Donnelley is a national consumer database and database marketing company. Consideration for the acquisition was $200.0 million in cash (excluding any acquisition-related costs), funded using a combination of existing cash and borrowings under new senior secured credit facilities further described below. The acquisition will be accounted for using the purchase method of accounting. As part of the acquisition, the Company anticipates recording goodwill and other intangibles totaling approximately $202.0 million to be amortized over lives ranging from 5 to 20 years. The Company is in the process of performing a valuation analysis to allocate the cost of the acquisition, which is anticipated to be completed prior to December 31, 1999.

During July 1999, the Company negotiated a $195.0 million Senior Secured Credit Facilities ("Credit Facilities") borrowing arrangement with Deutsche Bank, comprised of: Term Loan A Facility in the amount of $65.0 million which provides for grid-based interest pricing based upon the Company's leverage ratio and ranges from base rate + 1.25% to 2.00% for base rate loans and from LIBOR + 2.25% to 3.00% for LIBOR loans with a maturity of 5 years; a Term Loan B Facility in the amount of $100.0 million which provides interest at base rate + 2.50% for base rate loans and LIBOR + 3.50% for LIBOR loans with a maturity of 7 years; and a Revolving Credit Facility in the amount of $30.0 million which provides the same interest pricing as the Term Loan A Facility with a maturity of 7 years. Substantially all assets of the Company are pledged as security under the terms of the Credit Facilities.

In connection with the acquisition of Donnelley during July 1999, the Company borrowed $165.0 million under the Credit Facilties.

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

This discussion and analysis contains forward-looking statements, including without limitations statements in the discussion of database and production costs,year 2000 readiness disclosure, accounting standards and liquidity and capital resources, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by those sections. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Operating Results" below. The Company assumes no obligation to update the forward-looking statement or such factors.


RESULTS OF OPERATIONS

     The Company had previously made certain disclosures relative to the continuing results of operations of acquired companies where appropriate and possible, although the Company has in the case of all acquisitions since 1996, immediately integrated the operations of the acquired companies into existing operations of the Company. Generally, the results of operations for these acquired activities are no longer separately accounted for from existing activities. The Company cannot report on the results of operations of acquired companies upon completion of the integration as the results are combined with existing results. Additionally, upon integration of acquired operations, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales by acquired business units of existing products. Due to recent and potential future acquisitions, future results of operations will not be comparable to historical data. While the results cannot be accurately quantified, acquisitions have had a significant impact on net sales.

     The following table sets forth, for the periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales. The amounts and related percentages may not be fully comparable due to the acquisition of Walter Karl in March 1998 and JAMI Marketing Services (JAMI) in June 1998:

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                         JUNE 30,                  JUNE 30,
                                                                     1999         1998        1999         1998
                                                                   --------     --------    --------     --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Net sales ......................................................        100%         100%        100%         100%
Costs and expenses:
  Database and production costs ................................         30           26          30           27
  Selling, general and administrative ..........................         41           44          41           43
  Depreciation and amortization ................................         10           10          10           11
  Acquisition-related and restructuring charges ................         --            1          --            8
                                                                   --------     --------    --------     --------
     Total costs and expenses ..................................         81           81          81           89
                                                                   --------     --------    --------     --------
Operating income ...............................................         19           19          19           11
Other income (expense), net ....................................         (2)          21          (1)          11
                                                                   --------     --------    --------     --------
Income before income taxes and extraordinary item ..............         17           40          18           22
Income taxes ...................................................          7           15           7           10
                                                                   --------     --------    --------     --------
Income before extraordinary item ...............................         10           25          11           12
Extraordinary item, net of tax .................................         --           --          --           --
                                                                   --------     --------    --------     --------
Net income .....................................................         10%          25%         11%          12%
                                                                   ========     ========    ========     ========

OTHER DATA:

     SALES BY SEGMENT:

       Small business ..........................................   $   32.9     $   36.7    $   66.0     $   71.4
       Large business ..........................................       24.7         25.4        47.1         46.1
                                                                   --------     --------    --------     --------
       Total ...................................................   $   57.6     $   62.1    $  113.1     $  117.5
                                                                   ========     ========    ========     ========

     SALES BY SEGMENT AS A PERCENTAGE OF  NET SALES:

       Small business ..........................................         57%          59%         58%          61%
       Large business ..........................................         43           41          42           39
                                                                   --------     --------    --------     --------
       Total ...................................................        100%         100%        100%         100%
                                                                   ========     ========    ========     ========

Earnings before, interest, taxes, depreciation and amortization,
  (EBITDA), as adjusted (1) ....................................   $ 16,697     $ 18,887    $ 33,705     $ 35,468
                                                                   ========     ========    ========     ========
EBITDA, as adjusted, as a percentage of net sales ..............         29%          30%         30%          30%
                                                                   ========     ========    ========     ========


(1) "EBITDA, as adjusted" is defined as operating income adjusted to exclude depreciation, amortization of intangible assets and acquisition-related and restructuring charges. EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service debt and of the Company's cash flows from operations excluding any non-recurring items. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

1999 COMPARED TO 1998

NET SALES

Net sales for the quarter ended June 30, 1999 were $57.6 million, a decrease of 7% from $62.1 million for the same period in 1998. Net sales of the small business segment for the second quarter of 1999 were $32.9 million, a 10% decrease from $36.7 million for the same period in 1998. The decrease in net sales of the small business segment is principally due to the decrease in net sales of consumer CD-ROM products. The Company recorded net sales of consumer CD-ROM products of $4.3 million and $6.4 million for the quarters ended June 30, 1999 and 1998, respectively. Effective for fiscal year 1999, the Company modified its retail distribution strategy to better match its sale of consumer CD-ROM products to distributors with the sell-through at the retail level. Net sales of the large business segment for the second quarter of 1999 were $24.7 million, a 3% decrease from $25.4 million in the second quarter of 1998. The Company recorded net sales of data processing services of $13.6 million and $16.2 million for the quarters ended June 30, 1999 and 1998, respectively. During the first quarter of 1999, a significant data processing services customer transferred the same processing in-house. The decrease in net sales of data processing services related to the loss of this customer was offset by increased sales of data processing services by the Company's National Accounts sales force.

Net sales for the six months ended June 30, 1999 were $113.1 million, a decrease of 4% from $117.5 million for the same period in 1998. Net sales of the small business segment for the six months ended June 30, 1999 were $66.0 million, an 8% decrease from $71.4 million for the same period in 1998. The decrease in net sales of the small business segment is principally due to the decrease in net sales of consumer CD-ROM products. The Company recorded net sales of consumer CD-ROM products of $8.9 million and $13.5 million for the six months ended June 30, 1999 and 1998, respectively. Effective for fiscal year 1999, the Company modified its retail distribution strategy to better match its sell of consumer CD-ROM products to distributors with the sell-through at the retail level. Net sales of the large business segment for the six months ended June 30, 1999 were $47.1 million, a 2% increase from $46.1 million from the same period in 1998. The Company recorded net sales of data processing services of $28.1 million during the six months ended June 30, 1999, compared to $28.8 million during the same period in 1998. During late 1998, a significant data processing services customer notified the Company that it intended to perform the same processing in-house. The customer represented 6% of total net sales during fiscal year 1998. During the first quarter of 1999, the customer transferred a significant portion of the business in-house. The decrease in net sales of data processing services related to the loss of this customer was offset by two factors: the acquisition of Walter Karl in March 1998, and increased sales of data processing services by the Company's National Accounts sales force.

DATABASE AND PRODUCTION COSTS

Database and production costs for the quarter ended June 30, 1999 were $17.1 million, or 30% of net sales, compared to $16.1 million, or 26% of net sales, for the same period in 1998. For the six months ended June 30, 1999, these costs were $33.3 million, or 30% of net sales, compared to $31.5 million, or 27% of net sales for the same period in 1998. Since 1996, database and production costs have increased as a percentage of sales as a result of higher costs associated with data processing services, CD-ROM production, and list brokerage services. To the extent that data processing and list brokerage services constitute a greater percentage of net sales, the Company expects database and production costs to increase as a percentage of net sales. Factors contributing to the increase in database and production costs as a percentage of net sales include an overall increase in list brokerage and data processing services sales and the addition of consumer database compilation costs associated with the Company's roll-out of the consumer white pages file during the second quarter of 1998. The overall increase in database and production costs was partially offset by the decrease in consumer CD-ROM retail distribution sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended June 30, 1999 were $23.8 million, or 41% of net sales, compared to $27.1 million, or 44% of net sales, for the same period in 1998. For the six months ended June 30, 1999, these costs were $46.1 million, or 41% of net sales, compared to $50.5 million, or 43% of net sales for the same period in 1998. During the six months ended June 30, 1999, the Company focused on the reduction of expenses, successfully completing a cost reduction program implemented during the third quarter of 1998. The principal factor contributing to the overall decrease in selling, general and administrative expenses in both actual amounts and percentages of net sales for the three and six month periods ended June 30, 1999 from the same periods in 1998 relates to the decrease in salaries and wages. The number of total employees has reduced from approximately 2,050 employees as of June 30, 1998 to 1,575 employees as of June 30, 1999.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses for the quarter ended June 30, 1999 were $5.7 million, or 10% of net sales, compared to $6.4 million, or 10% of net sales for the same period in 1998. For the six months ended June 30, 1999, these costs were $11.7 million, or 10% of net sales, compared to $13.3 million, or 11% of net sales for the same period in 1998. Amortization of acquired database costs and purchased data processing software associated with the acquisition of DBA in February 1997 totaled $0.4 million and $3.9 million during the six months ended June 30, 1999 and 1998, respectively.

ACQUISITION-RELATED AND RESTRUCTURING CHARGES

For 1998, in addition to the write-off of purchased in-process research and development costs (purchased IPR&D) of $3.8 million recorded in connection with the acquisition of Walter Karl in March 1998, included in acquisition-related and restructuring charges in the accompanying consolidated statement of operations are: $3.0 million of costs associated with the Company's bid to acquire Metromail Corporation, $0.7 million associated with the Company's offering to sell Class A Common Stock which was not completed, and $1.4 million for restructuring costs related to the Company's compilation and sales activities for new businesses enacted during the first quarter of 1998 further described below.

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

OPERATING INCOME

Including the factors previously described, the Company had operating income of $11.0 million, or 19% of net sales for the quarter ended June 30, 1999, as compared to operating income of $12.1 million, or 19% of net sales for the same period in 1998. For the six months ended June 30, 1999, operating income was $22.0 million, or 19% of net sales, compared to $13.3 million, or 11% of net sales for the same period in 1998.

OTHER INCOME (EXPENSE), NET

Other income (expense), net was $(1.2) million, or (2)% of net sales, and $13.2 million, or 21% of net sales, for the quarter ended June 30, 1999 and 1998, respectively, and $(1.9) million, or (1)% of net sales, and $13.0 million, or 11% of net sales, for the six months ended June 30, 1999 and 1998, respectively.

Interest expense was $2.9 million and $1.9 million for the quarter ended June 30, 1999 and 1998, respectively, and $6.0 million and $3.1 million for the six months ended June 30, 1999 and 1998, respectively. The increase in interest expense is principally the result of servicing debt under the Company's 9 1/2% Senior Subordinated Notes Due 2008 which were issued in June 1998.

Investment income was $1.7 million and $15.1 million for the quarter ended June 30, 1999 and 1998, respectively, and $4.2 million and $16.1 million for the six months ended June 30, 1999 and 1998, respectively. The Company recorded realized gains on the sale of marketable securities totaling $1.3 million and $16.6 million for the quarters ended June 30, 1999 and 1998, respectively, and $3.4 million and $17.6 million for the six months ended June 30, 1999 and 1998, respectively. During the second quarter of 1998, the Company realized a gain of $16.5 million on the disposition of its holdings in Metromail Corporation common stock. This realized gain was partially offset during the second quarter of 1998 when the Company recorded a loss of $2.0 million on the write-off of an investment. During the first quarter of 1997, the Company made an investment of $2.0 million in preferred stock of an issuer, representing less than 20% of the issuer's outstanding stock. During 1998 the issuer commenced a reorganization and sought funding from other outside investors, diluting the Company's investment in this entity to a nominal value. Additionally, the Company obtained knowledge that the issuer was incurring significant losses and the intended line of business of this start-up entity had significantly changed. Accordingly, the Company wrote-off this investment, which was accounted for on a cost basis, during the second quarter of 1998.

INCOME TAXES

A provision for income taxes of $4.1 million and $10.0 million was recorded for the quarter ended June 30, 1999 and 1998, respectively, and $8.2 million and $12.0 million for the six months ended June 30, 1999 and 1998, respectively. Acquisition-related charges of $3.8 million were included in income before income taxes for the six months ended June 30, 1998, but are not deductible for tax purposes. The provisions for these periods also reflect the inclusion of amortization on certain intangibles in taxable income not deductible for tax purposes.

EXTRAORDINARY ITEM, NET OF TAX

During the first quarter of 1999, the Company repurchased $9.0 million of its 9 1/2% Senior Subordinated Notes (the "Notes"). In connection with the repurchase of the Notes, the Company recorded a gain of $0.1 million, net of deferred financing costs of $0.4 million written-off in proportion to the face amount of Notes purchased and retired.

EBITDA, AS ADJUSTED

Excluding acquisition-related and restructuring charges previously described, the Company's EBITDA, as adjusted, was $16.7 million, or 29% of net sales, and $18.9 million, or 30% of net sales, for the quarter ended June 30, 1999 and 1998, respectively, and $33.7 million, or 30% of net sales, and $35.5 million, or 30% of net sales, for the six months ended June 30, 1999 and 1998, respectively.

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

     The Company has incurred approximately $4.5 million of Y2K cost. These costs fall into three categories: 1) systems replacement, 2) specific Y2K assessment effort, and 3) expense cost of Y2K Project office. Future expenses are estimated to include approximately $1.5 million of additional cost. Additionally, the Company is in the process of specifically replacing its accounts receivable accounting system at a total cost of approximately $3.5 million. The replacement of this system, which will be capitalized as a property addition, assists in the remediation of certain Y2K issues. These future costs are expected to be primarily replacement system costs. Such cost estimates are based upon presently available information and may change as the Company continues with its Y2K project. The Company anticipates paying for its Y2K compliance plan from operating cash flows.

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

     The foregoing information constitutes "Year 2000 Readiness Disclosure" within one meaning for the Year 2000 Informant Readiness Disclosure Act of 1998.

ACCOUNTING STANDARDS

     Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June of 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company anticipates adopting this accounting pronouncement in 2000; however, management believes it will not have a significant impact on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statements of Cash Flows Information:

As of June 30, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $38.5 million and marketable securities with a fair market value of $15.3 million. As of June 30, 1999, the Company had working capital of $73.6 million.

During July 1999, the Company negotiated a new credit facilities arrangement which provided for a revolving credit facility of $30.0 million. See footnote 6. "Subsequent Events" of the notes to the accompanying consolidated financial statements for additional information.

Net cash provided by operating activities during the six month period ended June 30, 1999 totaled $16.9 million, compared to net cash used in operating activities of $1.8 million during the comparable period of 1998.

During the six month period ended June 30, 1999, the Company spent $2.3 million for additions of property and equipment and $3.0 million related to internal software development costs.

Consolidated Balance Sheets information:

List brokerage trade accounts receivable decreased from $17.8 million at December 31, 1998 to $11.2 million at June 30, 1999. List brokerage trade accounts payable decreased from $18.8 million at December 31, 1998 to $12.2 million at June 30, 1999. The balance of list brokerage trade accounts receivable and list brokerage trade accounts payable may fluctuate significantly and is dependent on the specific timing of cash receipts and disbursements.

Total accrued expenses decreased from $12.5 million at December 31, 1998 to $5.0 million at June 30, 1999 principally due to the payment of $4.6 million to Experian Information Solutions, Inc. during the first quarter of 1999 in connection with arbitration of a contractual dispute and due to a purchase price adjustment related to the acquisition of Walter Karl of $1.3 million recorded during the first quarter of 1999.

Long-term debt decreased from $126.7 million at December 31, 1998 to $118.5 million at June 30, 1999 principally due to the Company's repurchase of $9.0 million of its infoUSA 9 1/2% Senior Subordinated Notes during the first quarter of 1999. See "Factors That May Affect Operating Results--Effects of Leverage" for details regarding additionsl debt incurred by the Company in July 1999.

Treasury stock increased from $3.0 million at December 31, 1998 to $9.4 million at June 30, 1999 principally due to the purchase in the open market of 1.1 million shares of common stock during the first quarter of 1999 at a total cost of $6.6 million.

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

FACTORS THAT MAY AFFECT OPERATING RESULTS

INTEGRATION OF RECENT AND FUTURE ACQUISITIONS

     Since mid-1996, the Company has completed nine significant acquisitions, including the August 1996 acquisition of Digital Directory Assistance, the November 1996 merger with County Data Corporation and acquisition of Marketing Data Systems, the December 1996 acquisition of BJ Hunter, the February 1997 merger with Database America ("DBA"), the August 1997 acquisition of Pro CD, the March 1998 acquisition of Walter Karl, the June 1998 acquisition of JAMI Marketing and the July 1999 acquisition of Donnelley Marketing, Inc. ("Donnelley"). The acquisition of Donnelley was extremely significant, with consideration paid by the Company totaling $200.0 million, funded using a combination of existing cash and cash borrowed under new senior secured credit facilities. The Company also made a number of other acquisitions in prior periods. In March 1998, the Company attempted to acquire Metromail Corporation ("Metromail") for approximately $850.0 million, including the assumption of debt, and may in the future evaluate other acquisitions of that magnitude. The Company's strategy includes continued growth through acquisitions of complementary products, technologies or businesses, which, if implemented, may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of operations, databases, products and personnel, difficulty in applying the Company's internal controls to acquired businesses and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent that efforts to integrate recent or future acquisitions fail, there could be a material adverse effect on the Company's business, financial condition and results of operations. While the Company has not made any binding commitments with respect to any particular future acquisitions, the Company frequently evaluates the strategic opportunities available to it and intends to pursue opportunities that it believes fit its business strategy.

RECENT CHANGES IN SENIOR MANAGEMENT

     In the past two years, the Company has undergone significant changes in its senior management team, even as it has experienced growth both internally and through acquisitions. The Company hired a number of senior managers in September and October 1997, who ceased their employment with the Company between July and September 1998. These managers did not resign because of any disagreements with the Company's Board or other senior management, and much of the Company's remaining senior management team has been with the Company for many years. During 1999, the Company made two significant senior management team additions. Susan Henricks was appointed to Executive Vice President in August 1999. Ms. Henricks previously served as managing director of client development for First Data Corporation, and as President and Chief Executive Officer of Metromail Corporation. Jack McGovern was appointed Chief Financial Officer in July 1999. The Company is currently organized into three major sales groups headed by group presidents. Al Ambrosino, who has been with the Company or its subsidiary for 19 years, DJ Thayer, who has been with the Company for 8 years, and William Chasse, who has been with the Company for 11 years, have each been named group president. In the past, limitations on senior management resources resulted in a few key individuals taking on multiple roles and responsibilities in the Company, which in turn placed a significant strain on the Company's senior management. Failure of Company's senior management to adjust to new responsibilities, manage growth or work together effectively could result in disruptions of operations or the departure of additional key personnel, which in turn could have a material adverse effect on the Company's business, financial condition, results of operations and stock price.

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

EFFECTS OF LEVERAGE

     As of June 30, 1999, the Company had total indebtedness of approximately $118.5 million, including $106.0 million of Notes under an indenture under which State Street Bank and Trust Co. of California is trustee (the "Indenture"). The Indenture permits the Company to incur substantial additional indebtedness (including, subject to certain conditions, an additional $85.0 million of senior subordinated notes under the Indenture).

     In July 1999, in connection with the acquisition of Donnelley, the Company incurred additional indebtedness of $165.0 million under a $195.0 million Senior Secured Credit Agreement under which Bank Boston, N.A. acts as administrative agent for a group of lenders. Substantially all assets of the Company are pledged as security under the terms of the Credit Agreement.

     The Company's ability to pay principal and interest on the Notes issued under the Indenture and the Credit Agreement and to satisfy its other debt obligations will depend upon its future operating performance, which performance will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. The Company's ability to pay principal and interest on the Notes issued under the Indenture and to satisfy its debt obligations other than in connection with the Credit Agreement may also depend upon the future availability of revolving credit borrowings under the Credit Agreement. Such availability will depend on, among other things, the Company's ability to meet certain specified financial ratios and maintenance tests. The Company expects that, based on current and expected levels of operations, its operating cash flow should be sufficient to meet its operating expenses, to make necessary capital expenditures and to service its debt requirements as they become due. If the Company is unable to service its indebtedness, it will be forced to take actions, such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing its indebtedness (including the Notes issued under the Indenture and the Credit Agreement) or seeking additional equity capital. There is no assurance that any of these remedies could be effected on satisfactory terms, if at all.

RESTRICTIONS IMPOSED BY TERMS OF INDEBTEDNESS

     The Company's existing debt obligations, including the Notes issued under the Indenture and the Credit Agreement, contain certain covenants limiting, subject to certain exceptions, the incurrence of indebtedness, payment of dividends or other restricted payments, issuance of guarantees, entering into certain transactions with affiliates, consummation of certain asset sales, certain mergers and consolidations, sales or other dispositions of all or substantially all of the assets of the Company and imposing restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company and its subsidiaries. The Company's ability to comply with such covenants may be affected by events beyond its control. A breach of any of these covenants could result in an event of default under the terms of the Company's existing debt obligations. Upon the occurrence of an event of default, the lenders under these debt obligations could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If the payment of any such indebtedness is accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full any such indebtedness and the other indebtedness of the Company. Moreover, if the Company were unable to repay amounts owed to the lenders under the Credit Agreement, such lenders could proceed against the collateral granted to them to secure that indebtedness.

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

COMPETITION

     The business and consumer marketing information industry is highly competitive. Many of the Company's principal or potential future competitors are much larger than the Company and have much larger capital bases from which to develop and compete with the Company. The Company faces increasing competition in consumer sales lead generation products and data processing services from Great Universal Stores, P.L.C. ("GUS") as a result of GUS' recent acquisitions of Experian, Direct Marketing Technologies and Metromail. In business sales lead generation products, the Company faces competition from Experian and Dun's Marketing Services ("DMS"), a division of Dun & Bradstreet. DMS, which relies upon information compiled from Dun & Bradstreet's credit database, tends to focus on marketing to large companies. In business directory publishing, the Company competes primarily with Regional Bell Operating Companies and many smaller, regional directory publishers. In consumer sales lead generation products, the Company competes with Acxiom, R.L. Polk, Experian and Equifax, both directly and through reseller networks. In data processing services, the Company competes with Acxiom / May & Speh, Experian, Direct Tech, Snyder Communications, Inc. and Harte-Hanks Communications, Inc. In consumer products, the Company competes with certain smaller producers of CD-ROM products. In addition, the rapid expansion of the Internet creates a substantial new channel for distributing business information to the market, and a new avenue for future entrants to the business and consumer marketing information industry. There is no guarantee that the Company will be successful in this new market.

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

FINANCIAL AND ACCOUNTING ISSUES RELATED TO ACQUISITIONS

     In connection with the acquisitions completed since mid-1996, the Company issued approximately 3.7 million shares of Class A Common Stock and 3.7 million shares of Class B Common Stock, and paid approximately $158.4 million in cash. The issuance of stock in these or future transactions may be dilutive to existing stockholders to the extent that earnings of the acquired companies do not offset the additional number of shares outstanding. In connection with the acquisitions of DBA, Pro CD and Walter Karl, the Company incurred approximately $97.0 million in debt. In connection with the acquisition of Donnelley, the Company incurred approximately $165.0 million in debt. In connection with future acquisitions, the Company may incur substantial amounts of debt. Servicing such debt may result in decreases in earnings per share, and the inability on the part of the Company to service such debt would result in a material adverse effect on the Company's business, financial condition and results of operations. Finally, the Company expects that future acquisitions will generally be required to be accounted for using the purchase method. As a result of such accounting treatment, the Company may be required to take charges to operations or to amortize goodwill in connection with future acquisitions. As a result of acquisitions completed since mid-1996, the Company was required to take significant acquisition-related charges to operations and will be required to amortize goodwill and other intangibles over periods of 1 to 15 years. The acquisition-related charges and amortization of goodwill and other intangibles have had and will continue to have an adverse effect on net income. To the extent that future acquisitions result in substantial charges to operations, incurrence of debt and amortization of goodwill and other intangibles, such acquisitions could have an adverse effect on the Company's net income, earnings per share and overall financial condition.

VOLATILITY AND UNCERTAINTIES WITH RESPECT TO STOCK PRICE

     As with other companies that have experienced rapid growth, the Company has experienced and is likely to continue to experience substantial volatility in its stock price. Factors such as announcements by either the Company or its competitors of new products or services or of changes in product or service pricing policies, quarterly fluctuations in the Company's operating results, announcements of technical innovations, announcements relating to strategic relationships or acquisitions by the Company or its competitors, changes in earnings estimates, opinions or ratings by analysts, and general market conditions or market conditions within the business and consumer marketing information industry, among other factors, may have significant impact on the Company's stock price. Should the Company fail to introduce, enhance or integrate products or services on the schedules expected, its stock price could be adversely affected. It is likely that in some future quarter the Company will fail to achieve anticipated operating results, and this failure could have a material adverse effect on the Company's stock price. While the Company expects the Class A Common Stock and Class B Common Stock prices to remain roughly equal in most market conditions, the difference in rights of the two classes, coupled with the general volatility of the Company's stock price described above, could cause the Class A Common Stock and Class B Common Stock to trade at different prices. In the event of a tender offer or other unsolicited attempt to acquire the Company, shares of Class B Common Stock would likely trade at a substantial premium to shares of Class A Common Stock as a result of the disparity of voting rights. Future issuances of both Class A Common Stock and Class B Common Stock could affect the price for either or both classes of Common Stock. For the foregoing reasons, the price for the Company's Class A Common Stock and Class B Common Stock may be subject to substantial fluctuation. The Company has proposed a recapitalization that would combine the two classes of stock into one class, however, there is no assessment that such a recapitalization will be successfully completed.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no changes in market risks since fiscal yearend 1998.

                                  infoUSA INC.
                                    FORM 10-Q

                              FOR THE QUARTER ENDED

                                  JUNE 30, 1999

                                     PART II

                                OTHER INFORMATION
                                  infoUSA INC.
                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                  JUNE 30, 1999

                                     PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 1999 Annual Meeting of Stockholders of the Company held on May 2, 1999, the stockholders voted and approved the following items:

1. Elected the following directors to the Board of Directors for a term of three years.

   Paul Goldner
   FOR:  191,643,586     WITHHOLD AUTHORITY:  4,348,079

   Ben Nelson
   FOR:  191,645,864     WITHHOLD AUTHORITY:  4,345,801

   George Kubat
   FOR:  191,600,764     WITHHOLD AUTHORITY:  4,390,901


2. The stockholders voted to amend to the 1997 Class A Common Stock Option Plan reserving an additional 3,000,000 shares of the Company's Common Stock for issuance thereunder.

   FOR:  139,299,819     AGAINST:  32,305,782      ABSTAIN:  247,193 NON-VOTES:  24,138,871


3. The stockholders also ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors to examine the financial statements of the Company for the fiscal year 1999.

   FOR:  195,895,738     AGAINST:  75,937 ABSTAIN:  19,900           NON-VOTES:  0

ITEM 5. OTHER MATTERS

On June 23, 1999, the Company announced the appointment of Jack J. McGovern to Chief Financial Officer effective July 1, 1999.

On July 8, 1999, the Company announced the appointment of Susan Henricks to Executive Vice President effective August 1, 1999.

On July 26, 1999, George Kubart resigned from his postion as a president at the Company's Board of Directors and Charles Fote was appointed to take his place.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBIT NO.                            DESCRIPTION

          10.1(1) Amended and Restated Database License Agreement between Donnelley Marketing, Inc. and First Data Resources, Inc. dated as of July 23, 1999.

          10.2(1) Covenant not to compete by First Data Corporation to infoUSA Inc. dated as of July 23, 1999.

          10.3 Option Agreement by and among infoUSA Inc. and First Data Corporation dated as of July 23, 1999.

          27                Financial Data Schedule

    (b) Report on Form 8-K

         Effective May 28, 1999, the Company filed a Current Report on Form 8-K related to the acquisition of Donnelley Marketing, Inc.

                               S I G N A T U R E S
                               -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       infoUSA INC.

Date:  August 16, 1999                  /S/ VINOD GUPTA
                                       -----------------------------------------
                                       Vinod Gupta, Chief Executive Officer and
                                       Chairman of the Board

                                       /S/ JACK J. MCGOVERN
                                       -----------------------------------------
                                       Jack J. McGovern, Chief Financial Officer
                                       (principal financial officer)

                                INDEX TO EXHIBITS

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

  10.1(1)           Amended and Restated Database License Agreement between
                    Donnelley Marketing, Inc. and First Data Resources, Inc.
                    dated as of July 23, 1999.

  10.2(1)           Covenant not to compete by First Data Corporation to infoUSA
                    Inc. dated as of July 23, 1999.

  10.3              Option Agreement by and among infoUSA Inc. and First Data
                    Corporation dated as of July 23, 1999.

  27                Financial Data Schedule

--------------------
(1) infoUSA Inc. has requested confidential treatment for the redacted portions of these Exhibits.