Form 10-Q
period 1999-09-30
INFOUSA INC
filed 1999-11-15
CIK 879437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X     Quarterly Report pursuant to Section 13 or 15(d) of the
         ------   Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999 or

                  Transition report pursuant to Section 13 or 15(d) of the
         ------   Securities Exchange Act of 1934

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

              48,485,093 shares of Common Stock at October 27, 1999
                                  infoUSA INC.

                                      INDEX

                                                                      PAGE NO

            PART I - FINANCIAL INFORMATION                                3

                 Item 1. Consolidated Balance Sheets as of
                 September 30, 1999 and December 31, 1998                 4

                 Consolidated Statements of Operations for the
                 three months and nine months ended September 30,
                 1999 and 1998                                            5

                 Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 1999 and 1998            6

                 Notes to Consolidated Financial Statements          7 - 11

                 Item 2. Management's Discussion and Analysis of
                 results of Operations                              12 - 24

                 Item 3. Quantitative and Qualitative Disclosures
                 about Market Risk                                       24

            PART II - OTHER INFORMATION                                  25

                 Item 2. Change in Securities                            26

                 Item 4. Submission of Matters to a Vote of
                 Security Holders                                        26

                 Item 6. Exhibits and Reports on Form 8-K                26

                 Signature                                               27

                 Index to Exhibits                                       28

                                  infoUSA INC.

                                    FORM 10-Q

                              FOR THE QUARTER ENDED

                               SEPTEMBER 30, 1999

                                     PART I

                            FINANCIAL INFORMATION AND
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          infoUSA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                               SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                               ------------------   -----------------
                                 ASSETS
         Current assets:
           Cash and cash equivalents ................................   $     765           $  29,603
           Marketable securities ....................................         505              20,620
           Trade accounts receivable, net of allowances of $5,358 and
             $7,289, respectively ...................................      63,783              40,126
           List brokerage trade accounts receivable .................      12,978              17,831
           Income taxes receivable ..................................          --               3,387
           Prepaid expenses .........................................       3,982               2,371
           Deferred marketing costs .................................       3,525               4,365
                                                                        ---------           ---------
                   Total current assets .............................      85,538             118,303
                                                                        ---------           ---------
         Property and equipment, net ................................      49,928              40,264
         Intangible assets, net of accumulated amortization .........     306,353             109,378
         Other assets ...............................................       3,375               2,828
                                                                        ---------           ---------
                                                                        $ 445,194           $ 270,773
                                                                        =========           =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
           Current portion of long-term debt ........................   $   6,173           $   1,580
           Accounts payable .........................................      12,814               7,226
           List brokerage trade accounts payable ....................      13,734              18,847
           Accrued payroll expenses .................................       4,928               2,830
           Accrued expenses .........................................      10,301              12,465
           Income taxes payable .....................................       3,692                  --
           Deferred revenue .........................................       5,931               4,534
           Deferred income taxes ....................................       1,310                 664
                                                                        ---------           ---------
                   Total current liabilities ........................      58,883              48,146
                                                                        ---------           ---------
         Long-term debt, net of current portion .....................     269,664             126,679
         Deferred income taxes ......................................      24,087               7,701
         Commitments and contingencies
         Stockholders' equity:
           Preferred stock, $.0025 par value. Authorized 5,000,000
             shares; none issued or outstanding .....................          --                  --
           Common stock, $.0025 par value. Authorized 295,000,000
             shares; 49,849,550 shares issued and 48,485,093
             outstanding at September 30, 1999 and 49,544,750
             shares issued and 49,236,750 outstanding at
             December 31, 1998 ......................................         124                 124
           Paid-in capital ..........................................      73,954              72,476
           Retained earnings ........................................      28,334              15,284
           Treasury stock, at cost, 1,364,457 shares held at
             September 30, 1999 and 308,000 shares held at
             December 31, 1998 ......................................      (9,313)             (2,951)
           Accumulated other comprehensive income (loss) ............        (539)              3,314
                                                                        ---------           ---------
                   Total stockholders' equity .......................      92,560              88,247
                                                                        ---------           ---------
                                                                        $ 445,194           $ 270,773
                                                                        =========           =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                               1999         1998         1999         1998
                                            ---------    ---------    ---------    ---------
Net sales ...............................   $  75,166    $  55,072    $ 188,259    $ 172,528
Costs and expenses:
  Database and production costs .........      22,484       17,978       55,774       49,469
  Selling, general and administrative ...      32,998       41,199       79,096       91,696
  Depreciation and amortization .........      10,826        7,824       22,553       21,078
  Provision for litigation settlement ...          --        4,500           --        4,500
  Impairment of assets ..................       5,599           --        5,599           --
  Acquisition-related, integration
    and restructuring charges ...........       3,682        1,216        3,682       10,093
                                            ---------    ---------    ---------    ---------
                                               75,589       72,717      166,704      176,836
                                            ---------    ---------    ---------    ---------
Operating income (loss) .................        (423)     (17,645)      21,555       (4,308)
Other income (expense):
  Investment income .....................       9,829          212       14,017       16,306
  Interest expense ......................      (5,783)      (3,081)     (11,831)      (6,225)
                                            ---------    ---------    ---------    ---------
Income (loss) before income taxes and ...       3,623      (20,514)      23,741        5,773
  extraordinary item
Income taxes ............................       2,571       (7,115)      10,819        4,907
                                            ---------    ---------    ---------    ---------
Income (loss) before extraordinary item .       1,052      (13,399)      12,922          866
Extraordinary item, net of tax ..........          --           --          128           --
                                            ---------    ---------    ---------    ---------
Net income (loss) .......................   $   1,052    $ (13,399)   $  13,050    $     866
                                            =========    =========    =========    =========


BASIC EARNINGS PER SHARE:

  Income (loss) before extraordinary item   $    0.02    $   (0.27)   $    0.27    $    0.02
  Extraordinary item ....................          --           --           --           --
                                            ---------    ---------    ---------    ---------
  Net income (loss) .....................   $    0.02    $   (0.27)   $    0.27    $    0.02
                                            =========    =========    =========    =========

  Weighted average shares outstanding ...      48,345       49,360       48,401       49,319
                                            =========    =========    =========    =========

DILUTED EARNINGS PER SHARE:

  Income (loss) before extraordinary item   $    0.02    $   (0.27)   $    0.27    $    0.02
  Extraordinary item ....................          --           --           --           --
                                            ---------    ---------    ---------    ---------
  Net income (loss) .....................   $    0.02    $   (0.27)   $    0.27    $    0.02
                                            =========    =========    =========    =========

  Weighted average shares outstanding ...      48,378       49,360       48,444       50,467
                                            =========    =========    =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         1999         1998
                                                       ---------    ---------
       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss) .........................   $  13,050    $     866
         Adjustments to reconcile net income
           to net cash provided by operating
           activities:
             Depreciation and amortization .........      22,553       21,078
             Deferred income taxes .................         933       (5,361)
             Net realized gains on sale of
               marketable securities investments ...     (12,764)     (17,603)
             Impairment of other assets ............       5,599        2,000
             Provision for litigation settlement ...          --        4,500
             Acquisition-related, integration and
                restructuring charges ..............          --       10,093
             Changes in assets and liabilities, net
               of effect of acquisitions:
                 Trade accounts receivable .........      (9,205)       8,992
                 List brokerage trade accounts .....       4,853       (4,732)
                   receivable
                 Prepaid expenses and other assets .        (412)          49
                 Deferred marketing costs ..........         840       (1,013)
                 Accounts payable ..................       4,054       (2,948)
                 List brokerage trade accounts
                   payable .........................      (4,834)       3,104
                 Income taxes receivable and
                   payable .........................       7,079       (4,205)
                 Accrued expenses and other
                   liabilities .....................      (3,086)      (5,518)
                                                       ---------    ---------
                   Net cash provided by
                     operating activities ..........      28,660        9,302

       CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sales of marketable
           securities ..............................      31,668       36,443
         Purchases of marketable securities ........      (4,184)     (15,691)
         Purchases of other investments ............          --       (3,000)
         Purchases of property and equipment .......      (8,102)     (16,692)
         Acquisitions of businesses ................    (206,080)     (30,906)
         Consumer database costs ...................          --         (868)
         Software development costs ................      (5,540)      (4,573)
         Other .....................................        (203)          --
                                                       ---------    ---------
                 Net cash used in
                   investing activities ............    (192,441)     (35,287)

       CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of long-term debt ...............     (12,473)    (110,617)
         Proceeds from long-term debt ..............     165,000      154,800
         Purchase of treasury stock ................      (6,553)          --
         Deferred financing costs ..................      (3,989)      (5,901)
         Repurchase of senior subordinated notes ...      (8,370)          --
         Proceeds from exercise of stock options ...       1,477        1,150
         Tax benefit related to employee stock
           options .................................          --          401
                                                       ---------    ---------
                 Net cash provided by
                   financing activities ............     135,092       39,833
         Effect of exchange rate fluctuations
           on cash .................................        (149)          --
                                                       ---------    ---------

       Net (decrease) increase in cash and cash ....     (28,838)      13,848
         equivalents
       Cash and cash equivalents, beginning ........      29,603       10,653
                                                       ---------    ---------
       Cash and cash equivalents, ending ...........   $     765    $  24,501
                                                       =========    =========


       Supplemental cash flow information:
         Interest paid .............................   $   9,140    $   3,403
                                                       =========    =========

         Income taxes paid .........................   $   2,918    $   9,630
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

                                             THREE MONTHS ENDED  NINE MONTHS ENDED
                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                1999     1998      1999     1998
                                               ------   ------    ------   ------
      Weighted average number of shares
        outstanding used in basic EPS ......   48,345   49,360    48,401   49,319
      Net additional common stock equivalent
        shares outstanding after assumed
        exercise of stock options ..........       33       --        43    1,148
                                               ------   ------    ------   ------
      Weighted average number of shares
        outstanding used in diluted EPS ....   48,378   49,360    48,444   50,467
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

    As described above, the small business and large business segments are principally engaged in the sale of certain designated products, although each segment may sell any of the Company's products.

    Corporate activities principally represent the information systems technology, database compilation, database verification, and administrative functions of the Company. Investment income (loss), interest expense, income taxes, amortization of intangibles, and depreciation expense are only recorded in corporate activities. The Company does not allocate these costs to the two business segments. The small business and large business segments reflect actual net sales, direct order production, and identifiable direct sales and marketing-related costs related to their operations. The Company records unusual or non-recurring items including acquisition-related, integration and restructuring charges, provisions for litigation settlement, and asset impairment charges in corporate activities to allow for the analysis of the sales business segments excluding such unusual or non-recurring charges.

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

    The following table summarizes segment information:

                                                            FOR THE THREE MONTHS ENDED SEPTEMBER  30, 1999
                                                      -----------------------------------------------------------
                                                       SMALL           LARGE          CORPORATE      CONSOLIDATED
                                                      BUSINESS        BUSINESS        ACTIVITIES         TOTAL
                                                      --------        --------        ----------     ------------
                                                                             (IN THOUSANDS)
                 Net sales.....................       $ 31,737        $43,429          $     --        $75,166
                 Impairment of assets..........             --             --             5,599          5,599
                 Acquisition-related,
                   integration and
                   restructuring charges.......             --             --             3,682          3,682
                 Operating income (loss).......         13,201         15,229           (28,853)          (423)
                 Investment income.............             --             --             9,829          9,829
                 Interest expense..............             --             --             5,783          5,783
                 Income (loss) before income
                   taxes and extraordinary
                   item........................         13,201         15,229           (24,807)         3,623


                                                            FOR THE THREE MONTHS ENDED SEPTEMBER  30, 1998
                                                      -----------------------------------------------------------
                                                       SMALL           LARGE          CORPORATE      CONSOLIDATED
                                                      BUSINESS        BUSINESS        ACTIVITIES         TOTAL
                                                      --------        --------        ----------     ------------
                                                                             (IN THOUSANDS)
                 Net sales....................       $ 30,699        $24,373          $     --        $55,072
                 Provision for litigation
                 settlement...................             --             --             4,500          4,500
                 Acquisition-related,
                   integration and
                   restructuring charges......             --             --             1,216          1,216
                 Operating income (loss)......         13,130          4,685           (35,460)       (17,645)
                 Investment income............             --             --               212            212
                 Interest expense.............             --             --             3,081          3,081
                 Income (loss) before income
                   taxes and extraordinary
                   item.......................         13,130          4,685           (38,329)       (20,514)

                                                            FOR THE NINE MONTHS ENDED SEPTEMBER  30, 1999
                                                      -----------------------------------------------------------
                                                       SMALL           LARGE          CORPORATE      CONSOLIDATED
                                                      BUSINESS        BUSINESS        ACTIVITIES         TOTAL
                                                      --------        --------        ----------     ------------
                                                                             (IN THOUSANDS)
                 Net sales.....................       $ 98,246        $90,013         $     --        $ 188,259
                 Impairment of assets..........             --             --            5,599            5,599
                 Acquisition-related,
                   integration and
                   restructuring charges.......             --             --            3,682           3,682
                 Operating income (loss).......         46,787         35,495          (60,727)          21,555
                 Investment income.............             --             --           14,017           14,017
                 Interest expense..............             --             --           11,831           11,831
                 Income (loss) before income
                   taxes and extraordinary
                   item........................         46,787         35,495          (58,541)          23,741


                                                            FOR THE NINE MONTHS ENDED SEPTEMBER  30, 1998
                                                      -----------------------------------------------------------
                                                       SMALL           LARGE          CORPORATE      CONSOLIDATED
                                                      BUSINESS        BUSINESS        ACTIVITIES         TOTAL
                                                      --------        --------        ----------     ------------
                                                                             (IN THOUSANDS)
                 Net sales.....................       $101,955        $70,573         $     --        $ 172,528
                 Provision for litigation
                   settlement..................             --             --            4,500            4,500
                 Acquisition-related,
                   integration and
                   restructuring charges.......             --             --           10,093           10,093
                 Operating income (loss).......         45,981         21,211          (71,500)          (4,308)
                 Investment income.............             --             --           16,306           16,306
                 Interest expense..............             --             --            6,225            6,225
                 Income (loss) before income
                   taxes and extraordinary
                   item........................         45,981         21,211          (61,419)           5,773

4.       COMPREHENSIVE INCOME

    Comprehensive income (loss), including the components of other comprehensive income (loss), is as follows:

                                                                FOR THE THREE                 FOR THE NINE
                                                                 MONTHS ENDED                  MONTHS ENDED
                                                           ------------------------      -----------------------
                                                           SEPTEMBER      SEPTEMBER      SEPTEMBER     SEPTEMBER
                                                            30, 1999       30, 1998       30, 1999      30, 1998
                                                           ---------      ---------      ---------     ---------
                                                                              (IN THOUSANDS)
                 Net income (loss)....................      $ 1,052        $(13,399)      $13,050       $    866
                 Other comprehensive income (loss):
                   Unrealized gain (loss) from
                     investments:
                     Unrealized gains (losses)........       (9,751)         (1,273)       (7,136)        14,569
                     Related tax expense..............        3,705             484         2,712         (5,536)
                                                            -------        --------       -------       --------
                     Net..............................       (6,046)           (789)       (4,424)         9,033
                                                            -------        --------       --------      --------
                   Reclassification adjustment for net
                     gains (losses) realized on sale of
                     marketable securities:
                     Realized gains (losses)..........           48              --         1,944        (16,547)
                     Related tax expense..............          (18)             --          (739)         6,288
                                                            -------        --------       -------       --------
                     Net..............................           30              --         1,205        (10,259)
                                                            -------        --------       -------       --------
                   Foreign currency translation
                     adjustments......................           --              --          (634)            --
                                                            -------        --------       -------       --------
                   Total other comprehensive income
                     (loss)...........................       (6,016)           (789)       (3,853)        (1,226)
                                                            -------        --------       -------       --------
                 Comprehensive income (loss)..........      $(4,964)       $(14,188)      $ 9,197       $   (360)
                                                            =======        ========       =======       ========

    The components of accumulated other comprehensive income is as follows:

                                                       FOREIGN                                ACCUMULATED
                                                       CURRENCY           UNREALIZED             OTHER
                                                      TRANSLATION           GAINS ON         COMPREHENSIVE
                                                      ADJUSTMENTS         SECURITIES             INCOME
                                                      -----------         ----------         -------------
                                                                        (IN THOUSANDS)
                       Balance at September 30, 1999    $ (634)             $    95             $  (539)
                                                        ======              =======             =======

                       Balance at September 30, 1998    $   --              $(1,013)            $(1,013)
                                                        ======              =======             =======

5. ACQUISITION

Effective July 1, 1999, the Company acquired all issued and outstanding common stock of Donnelley Marketing, Inc. ("Donnelley"), a division of First Data Corporation. Donnelley is a national consumer database and database marketing company. Consideration for the acquisition was $200.0 million in cash, funded using a combination of existing cash and borrowings under new senior secured credit facilities further described below. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the operating results of Donnelley have been included in the Company's financial statements since the date of acquisition. Goodwill and other intangibles recorded based on management's preliminary estimates included goodwill of $182.1 million, non-compete agreements of $10.0 million and purchased data processing software of $20.0 million, which are being amortized over lives of 20 years, 5 years, and 5 years, respectively. The Company is in the process of performing a valuation analysis to allocate the cost of the acquisition, which is anticipated to be completed prior to December 31, 1999.

Operating results for Donnelley are included in the accompanying consolidated statements of operations from the acquisition date. Assuming Donnelley had been acquired on January 1, 1998, and excluding the write-off of in-process research and development costs included in acquisition-related, integration and restructuring charges in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and net income per share would have been as follows:

                                                                  FOR THE NINE MONTHS ENDED
                                                                 -----------------------------
                                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                                      1999           1998
                                                                 -------------   -------------
                                                                   (IN THOUSANDS, EXCEPT PER
                                                                        SHARE AMOUNTS)
                 Net sales...............................           $230,794       $237,572
                 Net income..............................           $ 10,081       $    220
                 Basic earnings per share................           $   0.21       $   0.00
                 Diluted earnings per share..............           $   0.21       $   0.00

    The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results which may occur in the future.

6.       CREDIT AGREEMENT

During July 1999, the Company negotiated a $195.0 million Senior Secured Credit Facilities ("Credit Facilities") borrowing arrangement with Deutsche Bank, comprised of: Term Loan A Facility in the amount of $65.0 million which provides for grid-based interest pricing based upon the Company's consolidated leverage ratio and ranges from base rate + 1.25% to 2.00% for base rate loans and from LIBOR + 2.25% to 3.00% for LIBOR loans with a maturity of 5 years; a Term Loan B Facility in the amount of $100.0 million which provides interest at base rate + 2.50% for base rate loans and LIBOR + 3.50% for LIBOR loans with a maturity of 7 years; and a Revolving Credit Facility in the amount of $30.0 million which provides the same interest pricing as the Term Loan A Facility with a maturity of 5 years. Substantially all assets of the Company are pledged as security under the terms of the Credit Facilities.

In connection with the acquisition of Donnelley during July 1999, the Company borrowed $165.0 million under the Credit Facilities. The Company has subsequently made repayments of $10.2 million of the Credit Facilities utilizing proceeds received from the sales of marketable securities.

As of September 30, 1999, The Company had no borrowings under the Revolving Credit Facility.

Interest rate swap agreements are used by the Company to reduce the potential impact of increases in interest rates on floating-rate long term debt. At September 30, 1999, the Company was a party to one interest rate swap agreement which expires in September 2002. The agreement entitles the Company to receive from counterparties on a semi-annual basis the amounts, if any, by which the Company's interest payments on $60.5 million of outstanding debt under the Credit Facilities exceed 6.385%, and to pay counterparties on a semi-annual basis the amounts, if any, by which the Company's interest payments on $60.5 million of outstanding debt under the Credit Facilities are less than 6.385%.

The Company is subject to certain financial covenants in the Credit Facilities, including minimum consolidated interest coverage ratio, maximum consolidated leverage ratio and minimum consolidated EBITDA. Additionally, the Company is required to pay a commitment fee of 0.5% on the average unused amount of the Revolving Credit Facility.

7.  IMPAIRMENT OF ASSETS

During the quarter ended September 30, 1999, as a direct result of the acquisition of Donnelley in July 1999 and the addition of the Donnelly consumer database file (see Note 5), the Company recorded a write-down of $3.9 million on the unamortized balance of the Company's existing consumer database white pages file which was impaired due to the addition of the more complete Donnelley consumer file.

During the quarter ended September 30, 1999, the Company transferred its data processing services function from Montvale, NJ to an existing Company location in Greenwich, CT. As a direct result of this move and the abandonment of certain leasehold improvements and in-process construction projects, the Company recorded a write-down of $1.7 million on the remaining net book value of the impaired assets.

8.  ACQUISITION-RELATED, INTEGRATION AND RESTRUCTURING CHARGES

During the quarter ended September 30, 1999, the Company incurred various integration-related charges totaling $3.7 million. The integration-related charges included consulting costs, management bonuses, direct travel and entertainment costs and other direct integration-related charges. These costs were not directly related to the acquisition of Donnelley, and therefore could not be capitalized, but were costs associated with the integration of Donnelley operations into the Company's existing operations.

9.  CONTINGENCIES

The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company's financial position, results of operations, or cash flows.

10.  SUBSEQUENT EVENT

On October 21, 1999, the Company received shareholder approval to combine and reclassify its Class A common stock and Class B common stock into a single class of common stock. The combination has no effect on the total number of shares outstanding, with each of the Company's Class A and Class B shares converted on a one-for-one basis for the reclassified single class of common stock. Each share of stock is entitled to a single vote.

Effective October 25, 1999, the Company's shares began trading on Nasdaq under the symbol "IUSAD". It will retain this symbol for approximately 20 trading days, after which it will permanently trade as "IUSA".

Accordingly, all share information included in the accompanying consolidated financial statements has been restated to reflect the combination of Class A common stock and Class B common stock into one class of common stock.

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

This discussion and analysis contains forward-looking statements, including without limitations statements in the discussion of database and production costs, year 2000 readiness disclosure, accounting standards and liquidity and capital resources, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by those sections. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Operating Results" below. The Company assumes no obligation to update the forward-looking statement or such factors.

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

    The following table sets forth, for the periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales. The amounts and related percentages may not be fully comparable due to the acquisition of Walter Karl in March 1998, JAMI Marketing Services (JAMI) in June 1998, and Donnelley Marketing in July 1999:

                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            SEPTEMBER 30                   SEPTEMBER 30,
                                                                        1999            1998            1999            1998
                                                                      -------         -------         -------         -------
  CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Net sales...................................................            100%            100%            100%            100%
  Costs and expenses:
    Database and production costs.............................             30              33              30              29
    Selling, general and administrative.......................             44              75              42              53
    Depreciation and amortization.............................             15              14              12              12
    Provision for litigation settlement.......................             --               8              --               2
    Impairment of assets......................................              7              --               3              --
    Acquisition-related, integration, and restructuring
      charges.................................................              5               2               2               6
                                                                      -------         -------         -------         -------
       Total costs and expenses...............................            101             132              89             102
                                                                      -------         -------         -------         -------
  Operating income (loss).....................................             (1)            (32)             11              (2)
  Other income (expense), net.................................              5              (5)              2               5
                                                                      -------         --------        -------         -------
  Income (loss) before income taxes and extraordinary item....              4             (37)             13               3
  Income taxes................................................              3             (13)              6               2
                                                                      -------         --------        -------         -------
  Income (loss) before extraordinary item.....................              1             (24)              7               1
  Extraordinary item, net of tax..............................             --              --              --              --
                                                                      -------         -------         -------         -------
  Net income (loss)...........................................              1%            (24)%             7%              1%
                                                                      =======         =======         =======         =======

  OTHER DATA:
       SALES BY SEGMENT:
         Small business.......................................        $  31.7         $  30.7         $  98.3        $  101.9
         Large business.......................................           43.5            24.4            90.0            70.6
                                                                      -------         -------         -------        --------
         Total................................................        $  75.2         $  55.1         $ 188.3        $  172.5
                                                                      =======         =======         =======        ========

       SALES BY SEGMENT AS A PERCENTAGE OF  NET SALES:
         Small business.......................................             42%             56%             52%             59%
         Large business.......................................             58              44              48              41
                                                                      -------         -------         -------         -------
         Total................................................            100%            100%            100%            100%
                                                                      =======         =======         =======         =======

  Earnings before, interest, taxes, depreciation and
    amortization, (EBITDA), as adjusted (1)...................        $19,684         $(4,105)        $53,389         $31,363
                                                                      =======         ========        =======         =======

  EBITDA, as adjusted, as a percentage of net sales...........             26%            --%              28%             18%
                                                                      =======         ======          =======         =======

(1) "EBITDA, as adjusted" is defined as operating income (loss) adjusted to exclude depreciation, amortization of intangible assets, acquisition-related, integration and restructuring charges, provision for litigation settlement and impairment of assets. EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service debt and of the Company's cash flows from operations excluding any unusual or non-recurring items. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

1999 COMPARED TO 1998

NET SALES

Net sales for the quarter ended September 30, 1999 were $75.2 million, an increase of 37% from $55.1 million for the same period in 1998. Net sales of the small business segment for the third quarter of 1999 were $31.7 million, a 3% increase from $30.7 million for the same period in 1998. The increase in net sales of the small business segment is principally due to an increase in net sales of consumer CD-ROM products. The Company recorded net sales of consumer CD-ROM products of $4.6 million and $2.9 million for the quarters ended September 30, 1999 and 1998, respectively. Effective for fiscal year 1999, the Company modified its retail distribution strategy to better match its sale of consumer CD-ROM products to distributors with the sell-through at the retail level. Net sales of the large business segment for the third quarter of 1999 were $43.5 million, a 78% increase from $24.4 million in the third quarter of 1998. The Company recorded net sales of data processing services of $23.2 million and $16.9 million for the quarters ended September 30, 1999 and 1998, respectively. The increase in net sales for the large business segment and in data processing services is principally due to the acquisition of Donnelley effective July 1, 1999. During the first quarter of 1999, a significant data processing services customer transferred the same processing in-house. The increase in data processing services sales as a result of the acquisition of Donnelley and increased sales of data processing services by the Company's National Accounts salesforce was offset by the loss of this significant customer.

Net sales for the nine months ended September 30, 1999 were $188.3 million, an increase of 9% from $172.5 million for the same period in 1998. Net sales of the small business segment for the nine months ended September 30, 1999 were $98.3 million, a 4% decrease from $101.9 million for the same period in 1998. The decrease in net sales of the small business segment is principally due to the decrease in net sales of consumer CD-ROM products. The Company recorded net sales of consumer CD-ROM products of $13.5 million and $16.7 million for the nine months ended September 30, 1999 and 1998, respectively. Effective for fiscal year 1999, the Company modified its retail distribution strategy to better match its sale of consumer CD-ROM products to distributors with the sell-through at the retail level. Net sales of the large business segment for the nine months ended September 30, 1999 were $90.0 million, a 27% increase from $70.6 million for the same period in 1998. The Company recorded net sales of data processing services of $51.3 million during the nine months ended September 30, 1999, compared to $45.9 million during the same period in 1998. The increase in net sales for the large business segment and in data processing services is principally due to the acquisition of Donnelley effective July 1, 1999. During late 1998, a significant data processing services customer notified the Company that it intended to perform the same processing in-house. The customer represented 6% of total net sales during fiscal year 1998. During the first quarter of 1999, the customer transferred a significant portion of the business in-house. The increase in data processing services sales as a result of the acquisition of Donnelley and increased sales of data processing services by the Company's National Accounts salesforce was offset by the loss of this customer.

DATABASE AND PRODUCTION COSTS

Database and production costs for the quarter ended September 30, 1999 were $22.5 million, or 30% of net sales, compared to $18.0 million, or 33% of net sales, for the same period in 1998. The decrease in database and production costs as a percentage of net sales between these two quarterly periods is principally the result of the write-down of $0.9 million the Company recorded during the third quarter of 1998 on its remaining 1998 consumer CD-ROM product inventory on hand. For the nine months ended September 30, 1999, these costs were $55.8 million, or 30% of net sales, compared to $49.5 million, or 29% of net sales for the same period in 1998. Since 1996, database and production costs have increased as a percentage of net sales as a result of higher costs associated with data processing services, CD-ROM production, and list brokerage services. To the extent that data processing and list brokerage services constitute a greater percentage of net sales, the Company expects database and production costs to increase as a percentage of net sales. Factors contributing to the increase in database and production costs as a percentage of net sales include: 1) an overall increase in list brokerage and data processing services sales, 2) the acquisition of Donnelley in July 1999 which historically has generated significant sales of data processing services, and 3) the addition of consumer database compilation costs associated with the Company's roll-out of the consumer white pages file during the second quarter of 1998. The overall increase in database and production costs was partially offset by a decrease in consumer CD-ROM sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended September 30, 1999 were $33.0 million, or 44% of net sales, compared to $41.2 million, or 75% of net sales, for the same period in 1998. For the nine months ended September 30, 1999, these costs were $79.1 million, or 42% of net sales, compared to $91.7 million, or 53% of net sales for the same period in 1998. The decrease in selling, general and administrative expenses for the three and nine month periods ended September 30, 1999 from the same periods in 1998, represented as a percentage of net sales, is partially the result of the following items recorded during the third quarter of 1998: 1) increase in estimates for reserves for bad debts of $3.5 million, 2) increase in estimates for reserves related to price protection and cooperative advertising for consumer CD-ROM products of $5.3 million, 3) decrease in estimated benefit period related to deferred advertising costs of $2.7 million, and 4) $0.6 million related to executive severance costs.

During late 1997 and early 1998, the Company ramped-up its sales force anticipating a targeted incremental increase in net sales. The Company subsequently did not achieve the targeted incremental increase in net sales. During the third quarter of 1998, the Company enacted certain cost reduction measures as described in the section "Acquisition-related and Restructuring Charges" to counter prior measures taken. During the period from the fourth quarter of 1998 through the second quarter of 1999, the Company focused on the reduction of operating expenses, successfully completing during mid-1999 the cost reduction program implemented during the third quarter of 1998. The principal factor contributing to the overall decrease in selling, general and administrative expenses in both actual amounts and as percentages of net sales relates to the decrease in salaries and wages. The number of total employees reduced from approximately 2,050 employees as of June 30, 1998 to 1,575 employees as of June 30, 1999.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses for the quarter ended September 30, 1999 were $10.8 million, or 15% of net sales, compared to $7.8 million, or 14% of net sales for the same period in 1998. For the nine months ended September 30, 1999, these costs were $22.6 million, or 12% of net sales, compared to $21.1 million, or 12% of net sales for the same period in 1998. Amortization of acquired database costs and purchased data processing software associated with the acquisition of DBA in February 1997 totaled $0.4 million and $5.1 million during the nine months ended September 30, 1999 and 1998, respectively.

PROVISION FOR LITIGATION SETTLEMENT

The Company recorded a provision for litigation settlement of $4.5 million, or 8% of net sales, during the third quarter of 1998 related to a dispute centered around a license agreement between DBA and Experian Information Solutions, Inc. prior to the Company's acquisition of DBA in February 1997.

IMPAIRMENT OF ASSETS

The Company recorded asset impairment charges totaling $5.6 million, or 7% of net sales, during the third quarter of 1999. The impairment charges included: 1) a write-down of $3.9 million on the net unamortized balance of the Company's existing consumer database white pages file which was impaired due to the addition of the more complete Donnelley consumer file with the acquisition of Donnelley in July 1999, and 2) a write-down of $1.7 million on the net book value of certain leasehold improvements and in-process construction projects which were abandoned due to the move of data processing services operations from Montvale, NJ to Greenwich, CT.

ACQUISITION-RELATED, INTEGRATION AND RESTRUCTURING CHARGES

For 1998, in addition to the write-off of purchased in-process research and development costs (purchased IPR&D) of $3.8 million recorded in connection with the acquisition of Walter Karl in March 1998, included in acquisition-related and restructuring charges in the accompanying consolidated statement of operations are: $3.0 million of costs associated with the Company's bid to acquire Metromail Corporation, $0.7 million associated with the Company's offering to sell Class A Common Stock which was not completed, $1.4 million for restructuring costs related to the Company's compilation and sales activities for new businesses enacted during the first quarter of 1998 further described below, and $1.2 million for restructuring costs related to certain cost reduction measures enacted during the third quarter of 1998 further described below.

During the quarter ended September 30, 1999, the Company recorded various integration-related charges totaling $3.7 million. The integration-related charges included consulting costs, management bonuses, direct travel and entertainment costs and other direct integration-related charges. These costs were not directly related to the acquisition of Donnelley, and therefore could not be capitalized, but were costs associated with the integration of Donnelley operations into the Company's existing operations.

RESTRUCTURING CHARGES

During the first quarter of 1998 the Company recorded a restructuring charge of $1.4 million related to the closing of the CDC new business compilation and sales center and moving these operations from Vermont to Nebraska. All 45 of the CDC employees were terminated, and severance charges recorded totaled $0.6 million. The restructuring charges also included lease termination costs of $0.3 million and a write-off of $0.5 million of leasehold improvement costs associated with the closed Vermont facility. The restructuring, including recording the payments and write-downs described, was completed by September 30, 1998.

During the third quarter of 1998 the Company recorded a restructuring charge of $1.2 million which included $0.6 million in severance for 244 employees terminated as a result of the implementation of certain cost reduction measures. These employees were primarily in support and administration positions but some under-performing sales personnel were also terminated. The restructuring charges also included $0.4 million related to the planned closing of four field sales offices. Additionally, the Company recorded a write-down of $0.2 million related to leasehold improvement costs at facilities leased by the Company which were being closed. The restructuring, including recording the payments and write-downs described, was completed by June 30, 1999.

OPERATING INCOME (LOSS)

Including the factors previously described, the Company had operating loss of $(0.4) million, or (1)% of net sales for the quarter ended September 30, 1999, as compared to operating loss of $(17.6) million, or (32)% of net sales for the same period in 1998. For the nine months ended September 30, 1999, operating income was $21.6 million, or 11% of net sales, compared to an operating loss of $(4.3) million, or (2)% of net sales for the same period in 1998.

Excluding acquisition-related, integration and restructuring, provision for litigation settlement and asset impairment charges previously described, the Company would have had operating income of $8.9 million, or 12% of net sales for the quarter ended September 30, 1999, as compared to an operating loss of $(11.9) million, or (22)% of net sales for the same period in 1998. For the nine months ended September 30, 1999, operating income would have been $30.8 million, or 16% of net sales, compared to $10.3 million, or 6% of net sales for the same period in 1998.

OTHER INCOME (EXPENSE), NET

Other income (expense), net was $4.0 million, or 5% of net sales, and $(2.9) million, or (5)% of net sales, for the quarter ended September 30, 1999 and 1998, respectively, and $2.2 million, or 2% of net sales, and $10.1 million, or 5% of net sales, for the nine months ended September 30, 1999 and 1998, respectively.

Interest expense was $5.8 million and $3.1 million for the quarter ended September 30, 1999 and 1998, respectively, and $11.8 million and $6.2 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in interest expense is principally the result of servicing debt under the Company's 9 1/2% Senior Subordinated Notes Due 2008 which were issued in June 1998 and the addition of the Deutsche Bank Credit Facilities used to finance the acquisition of Donnelley in July 1999.

Investment income was $9.8 million and $0.2 million for the quarter ended September 30, 1999 and 1998, respectively, and $14.0 million and $16.3 million for the nine months ended September 30, 1999 and 1998, respectively. The Company recorded realized gains on the sale of marketable securities totaling $9.4 million and $0.0 million for the quarters ended September 30, 1999 and 1998, respectively, and $12.8 million and $17.6 million for the nine months ended September 30, 1999 and 1998, respectively.

During the third quarter of 1999, the Company realized a gain of $8.8 million on the disposition of its holdings in InfoSpace.com common stock, the proceeds of which were used to reduce the debt outstanding incurred as part of the acquisition of Donnelley.

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

INCOME TAXES

A provision for income taxes of $2.6 million and $(7.1) million was recorded for the quarter ended September 30, 1999 and 1998, respectively, and $10.8 million and $4.9 million for the nine months ended September 30, 1999 and 1998, respectively. Acquisition-related charges of $3.8 million were included in income before income taxes for the nine months ended September 30, 1998, but are not deductible for tax purposes. The provisions for these periods also reflect the inclusion of amortization on certain intangibles in taxable income not deductible for tax purposes.

EXTRAORDINARY ITEM, NET OF TAX

During the first quarter of 1999, the Company repurchased $9.0 million of its 9 1/2% Senior Subordinated Notes (the "Notes"). In connection with the repurchase of the Notes, the Company recorded a gain of $0.1 million, net of deferred financing costs of $0.4 million written-off in proportion to the face amount of Notes purchased and retired.

EBITDA, AS ADJUSTED

Excluding acquisition-related, integration and restructuring, provision for litigation settlement and asset impairment charges previously described, the Company's EBITDA, as adjusted, was $19.7 million, or 26% of net sales, and $(4.1) million, or (7)% of net sales, for the quarter ended September 30, 1999 and 1998, respectively, and $53.4 million, or 28% of net sales, and $31.4 million, or 18% of net sales, for the nine months ended September 30, 1999 and 1998, respectively.

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

The Company performed an inventory and assessment of its IT Systems. Some systems were fully compliant, while others required fixes to be applied. The Company replaced or corrected systems as a part of a larger infrastructure improvement effort. Infrastructure improvements are ongoing and will continue throughout 1999. The Company also completed an inventory and assessment of its NON-IT Systems, some of which will be affected by the millennium rollover. Not all affected systems require fixes; some are inconsequential or have nuisance effects and will not be addressed. The Company has completed the replacement of critical non-compliant Non-IT systems.

The Company's Y2K project also considers the readiness of critical vendors. The Company believes that the most reasonable likely worst case Y2K scenario is that a small number of vendors will be unable to supply goods for a short time after January 1, 2000. Plans have been developed and put into action to address those concerns.

The Company has incurred approximately $5.0 million of Y2K cost. These costs fall into three categories: 1) systems replacement, 2) specific Y2K assessment effort, and 3) expense cost of Y2K Project office. Future expenses are estimated to include approximately $0.5 million of additional cost to be incurred prior to December 31, 1999. Additionally, the Company replaced its accounts receivable accounting system at a total cost of approximately $3.0 million. The replacement of this system, which was capitalized as a property addition, assisted in the remediation of certain Y2K issues.

The foregoing information constitutes "Year 2000 Readiness Disclosure" within one meaning for the Year 2000 Informant Readiness Disclosure Act of 1998.

ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities (Statement No. 133). This standard requires a public company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" (Statement No. 137). Statement No. 137 delayed the effective date for Statement No. 133 for one year. The Company is required to adopt Statement No. 133 in the first quarter of 2001. The Company has not yet assessed the impact this standard will have on its financial condition or results of operations at the time of adoption; however, the impact will ultimately depend on the amount and type of derivative instruments held at the time of adoption, if any.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statements of Cash Flows Information:

As of September 30, 1999, the Company had working capital of $26.7 million.

During July 1999, the Company negotiated a new credit facilities arrangement which provided for a Revolving Credit Facility of $30.0 million. See footnote 6. "Credit Agreement" of the notes to the accompanying consolidated financial statements for additional information. As of September 30, 1999, the Company had no borrowings under the Revolving Credit Facility.

Net cash provided by operating activities during the nine month period ended September 30, 1999 totaled $28.7 million, compared to net cash provided by operating activities of $9.3 million during the comparable period of 1998.

During the nine month period ended September 30, 1999, the Company spent $8.1 million for additions of property and equipment and $5.5 million related to internal software development costs.

The Company acquired Donnelley effective July 1, 1999. The Company has paid $206.1 million related to the acquisition, including consideration paid for the acquisition of $200.0 million and $6.1 million for capitalized acquisition costs. As part of the acquisition, the Company borrowed $165.0 million under the Credit Facilities. The Company paid financing costs of $4.0 million to secure the financing arrangement. The Company utilized existing cash and marketable securities of approximately $45.0 million to purchase Donnelley.

During the nine month period ended September 30, 1999, the Company spent $6.6 million to repurchase common stock of the Company and $8.4 million to repurchase outstanding Senior Subordinated Notes of the Company.

Consolidated Balance Sheets information:

Cash and cash equivalents decreased from $29.6 million at December 31, 1998 to $(2.9) million at September 30, 1999 and marketable securities decreased from $20.6 million at December 31, 1998 to $0.5 million at September 30, 1999. The Company utilized existing cash and cash equivalents and marketable securities of approximately $45.0 million to purchase Donnelley.

Trade accounts receivable increased from $40.1 million at December 31, 1998 to $63.8 million at September 30, 1999 and property and equipment, net increased from $40.3 million at December 31, 1998 to $49.9 million at September 30, 1999 principally due to the acquisition of Donnelley in July 1999.

List brokerage trade accounts receivable decreased from $17.8 million at December 31, 1998 to $13.0 million at September 30, 1999. List brokerage trade accounts payable decreased from $18.8 million at December 31, 1998 to $13.7 million at September 30, 1999. The balance of list brokerage trade accounts receivable and list brokerage trade accounts payable may fluctuate significantly and is dependent on the specific timing of cash receipts and disbursements. The Company customarily pays the selling broker shortly after being paid by the buying broker.

Intangible assets, net increased from $109.4 million at December 31, 1998 to $296.8 million at September 30, 1999. Goodwill and other intangibles recorded for the Donnelley acquisition based on management's preliminary estimates included goodwill of $172.5 million, non-compete agreements of $10.0 million and purchased data processing software of $20.0 million.

Total accounts payable increased from $7.2 million at December 31, 1998 to $12.8 million at September 30, 1999 principally due to the inclusion of overdrawn cash accounts totaling $3.6 million in accounts payable at September 30, 1999.

Total accrued expenses decreased from $12.5 million at December 31, 1998 to $10.3 million at September 30, 1999 principally due to the payment of $4.6 million to Experian Information Solutions, Inc. during the first quarter of 1999 in connection with arbitration of a contractual dispute. This decrease was partially offset due the acquisition of Donnelley in July 1999.

Long-term debt increased from $126.7 million at December 31, 1998 to $269.7 million at September 30, 1999 due to the borrowing of $165.0 million under the Credit Facilities to purchase Donnelley. This increase was offset by the Company's repurchase of $9.0 million of its infoUSA 9 1/2% Senior Subordinated Notes during the first quarter of 1999 and repayments totaling $10.2 million on the Credit Facilities during the third quarter of 1999.

Treasury stock increased from $3.0 million at December 31, 1998 to $9.3 million at September 30, 1999 principally due to the purchase in the open market of 1.1 million shares of common stock during the first quarter of 1999 at a total cost of $6.6 million.

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

EFFECTS OF LEVERAGE

    As of September 30, 1999, the Company had total indebtedness of approximately $275.8 million, including $106.0 million of Notes under an indenture under which State Street Bank and Trust Co. of California is trustee (the "Indenture"). The Indenture permits the Company to incur substantial additional indebtedness (including, subject to certain conditions, an additional $85.0 million of senior subordinated notes under the Indenture).

    Total indebtedness at September 30, 1999 includes indebtedness of $154.8 million under a $195.0 million Senior Secured Credit Agreement under which Bank Boston, N.A. acts as administrative agent for a group of lenders. Substantially all assets of the Company are pledged as security under the terms of the Credit Agreement. This indebtedness was incurred in connection with the Company's acquisition of Donnelley.

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

RISKS ASSOCIATED WITH CHANGES IN TECHNOLOGY

    Advances in information technology may result in changing customer preferences for products and product delivery formats in the business and consumer marketing information industry. The Company believes it is presently the leading provider of marketing information on CD-ROM. However, the Company believes that if customers increasingly look to digital video disc ("DVD") or other new technology for information resources, the market for business and consumer information on CD-ROM may contract and prices for CD-ROM products may have to decrease or CD-ROM products may become obsolete. The Company plans to introduce products on DVD. Failure of the Company to improve sales of CD-ROM products or to successfully sell its products on DVD or to successfully introduce products that take advantage of other technological changes may thus have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company believes that the Internet represents an important and rapidly evolving market for marketing information products and services. As such, the Company has recently begun to focus more heavily on the Internet, and to develop plans to exploit its new market more fully in the future. The Company may fail to develop products and services that are well adapted to the Internet market, to achieve market acceptance of its products and services, to achieve sufficient traffic to its Internet sites to generate significant net sales, or to successfully implement electronic commerce operations. Any such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

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

LOSS OF DATA CENTERS

    The Company's business depends on computer systems contained in the Company's data centers located in Omaha, Nebraska, Carter Lake, Iowa and Greenwich, Connecticut. A fire or other disaster affecting any of the Company's data centers could disable the Company's computer systems. Any significant damage to any of the data centers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

FINANCIAL AND ACCOUNTING ISSUES RELATED TO ACQUISITIONS

    In connection with the acquisitions completed since mid-1996, the Company issued approximately 7.4 million shares of Common Stock and paid approximately $358.4 million in cash. The issuance of stock in these or future transactions may be dilutive to existing stockholders to the extent that earnings of the acquired companies do not offset the additional number of shares outstanding. In connection with the acquisitions of DBA, Pro CD and Walter Karl, the Company incurred approximately $97.0 million in debt. In connection with the acquisition of Donnelley, the Company incurred approximately $165.0 million in debt. In connection with future acquisitions, the Company may incur substantial amounts of debt. Servicing such debt may result in decreases in earnings per share, and the inability on the part of the Company to service such debt would result in a material adverse effect on the Company's business, financial condition and results of operations. Finally, the Company expects that future acquisitions will generally be required to be accounted for using the purchase method. As a result of such accounting treatment, the Company may be required to take charges to operations or to amortize goodwill in connection with future acquisitions. As a result of acquisitions completed since mid-1996, the Company was required to take significant acquisition-related, integration and restructuring charges to operations and will be required to amortize goodwill and other intangibles over periods of 1 to 20 years. The acquisition-related charges and amortization of goodwill and other intangibles have had and will continue to have an adverse effect on net income. To the extent that future acquisitions result in substantial charges to operations, incurrence of debt and amortization of goodwill and other intangibles, such acquisitions could have an adverse effect on the Company's net income, earnings per share and overall financial condition.

VOLATILITY AND UNCERTAINTIES WITH RESPECT TO STOCK PRICE

    As with other companies that have experienced rapid growth, the Company has experienced and is likely to continue to experience substantial volatility in its stock price. Factors such as announcements by either the Company or its competitors of new products or services or of changes in product or service pricing policies, quarterly fluctuations in the Company's operating results, announcements of technical innovations, announcements relating to strategic relationships or acquisitions by the Company or its competitors, changes in earnings estimates, opinions or ratings by analysts, and general market conditions or market conditions within the business and consumer marketing information industry, among other factors, may have significant impact on the Company's stock price. Should the

Company fail to introduce, enhance or integrate products or services on the schedules expected, its stock price could be adversely affected. It is likely that in some future quarter the Company will fail to achieve anticipated operating results, and this failure could have a material adverse effect on the Company's stock price. For the foregoing reasons, the price for the Company's Common Stock may be subject to substantial fluctuation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no changes in market risks since fiscal yearend 1998, other than for the new Credit Agreement and interest rate swap agreement described in
Note 6. "Credit Agreement" in the accompanying notes to the consolidated financial statements.

                                  infoUSA INC.
                                    FORM 10-Q

                              FOR THE QUARTER ENDED

                               SEPTEMBER 30, 1999

                                     PART II

                                OTHER INFORMATION
                                  infoUSA INC.
                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1999

                                     PART II

ITEM 2.  CHANGES IN SECURITIES

On October 21, 1999, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to (i) authorize a new class of common stock, designated as Common Stock (the "Reclassified Common Stock"), (ii) combine and reclassify the Company's Class A and Class B Common Stock into the Reclassified Common Stock on a one-for-one basis, and (iii) establish the rights, powers and limitations of the Reclassified Common Stock. Each share of the Reclassified Common Stock entitles the holder thereof to one vote per share. The combination of the shares has no effect on the total number of shares outstanding.

Effective October 21, 1999, the Board of Directors combined and merged the Company's Series A Preferred Shares Rights Agreement and Series B Preferred Shares Rights Agreement into a single Amended and Restated Preferred Shares Rights Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders of the Company held on October 21, 1999, the stockholders voted and approved the following item:

1. To (i) authorize a new class of common stock, designated as Common Stock (the "Reclassified Common Stock"), (ii) combine and reclassify the Company's Class A and Class B Common Stock into the Reclassified Common Stock on a one-for-one basis, and (iii) establish the rights, powers, and limitations of the Reclassified Common Stock.

     Total Stock

     FOR:  204,425,643     AGAINST:     3,678,730         ABSTAIN:    42,201        NON-VOTE      None

     Class A Common Stock

     FOR:  18,714,323      AGAINST:     246,419           ABSTAIN:    5,562         NON-VOTE      None

     Class B Common Stock

     FOR:  185,711,320     AGAINST:     3,432,311         ABSTAIN:    36,459        NON-VOTE      None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBIT NO.                          DESCRIPTION

            27                        Financial Data Schedule

    (b) Report on Form 8-K

    On October 6, 1999, the Company filed Amendment No. 1 to a Current Report on Form 8-K dated July 23, 1999, pursuant to Item 7 of that form, to report certain pro forma financial information and financial statements related to the acquisition of Donnelley Marketing, Inc.

    On August 6, 1999, the Company filed a Current Report on Form 8-K dated July 23, 1999, pursuant to Items 2 and 7 of that form, to report the acquisition of Donnelley Marketing, Inc.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       InfoUSA INC.

Date:  November 15, 1999               /S/ VINOD GUPTA
                                       ----------------------------------------
                                       Vinod Gupta, Chief Executive Officer and
                                       Chairman of the Board

                                       /S/ JACK J. MCGOVERN
                                       ----------------------------------------
                                       Jack J. McGovern, Chief Financial Officer
                                       (principal financial officer)

                                INDEX TO EXHIBITS

               EXHIBIT NO.          DESCRIPTION
               -----------          -----------
                   27          Financial Data Schedule