Form 10-K/A
period 1998-12-31
INFOUSA INC
filed 2000-03-17
CIK 879437

================================================================================


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

                                 ---------------

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

                                ---------------

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

                                ---------------

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

================================================================================

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

                                                                                 YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------------------
                                                              1998         1997         1996         1995         1994
                                                            ---------    ---------    ---------    ---------    ---------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales ...............................................   $ 228,678    $ 193,327    $ 108,298    $  86,766    $  69,603
Costs and expenses:
  Database and production costs .........................      66,319       55,090       29,272       23,999       18,153
  Selling, general and administrative ...................     117,724       80,203       45,766       37,724       28,249
  Depreciation and amortization(1) ......................      27,472       34,415       16,355        3,469        3,125
  Provision for litigation settlement(2) ................       4,500           --           --           --           --
  Acquisition costs (3) .................................       3,643        2,598           --           --           --
  In-process research and development(4) ................       3,834       53,500       10,000           --           --
  Restructuring charges(5) ..............................       2,616           --           --           --           --
                                                            ---------    ---------    ---------    ---------    ---------
          Total costs and expenses ......................     226,108      225,806      101,393       65,192       49,527
                                                            ---------    ---------    ---------    ---------    ---------
Operating income (loss) .................................       2,570      (32,479)       6,905       21,574       20,076
Other income (expense):
  Investment income .....................................      16,628        3,748        3,194        1,322        1,109
  Interest expense ......................................      (9,160)      (4,098)        (209)        (157)        (247)
  Other .................................................      (2,000)          --         (943)          --           --
                                                            ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes and discontinued
  operations ............................................       8,038      (32,829)       8,947       22,739       20,938
Income taxes ............................................       5,880        6,987        3,400        8,421        7,710
                                                            ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations ................       2,158      (39,816)       5,547       14,318       13,228
Loss on discontinued operations(6) ......................          --           --         (355)      (2,317)        (404)
Loss from abandonment of subsidiary(6) ..................          --           --       (1,373)          --           --
                                                            ---------    ---------    ---------    ---------    ---------
Net income (loss) .......................................   $   2,158    $ (39,816)   $   3,819    $  12,001    $  12,824
                                                            =========    =========    =========    =========    =========
Basic earnings (loss) per share .........................   $    0.04    $   (0.82)   $    0.09    $    0.29    $    0.31
                                                            =========    =========    =========    =========    =========
Weighted average shares outstanding .....................      49,314       48,432       42,065       41,475       41,356
                                                            =========    =========    =========    =========    =========
Diluted earnings (loss) per share .......................   $    0.04    $   (0.82)   $    0.09    $    0.28    $    0.31
                                                            =========    =========    =========    =========    =========
Weighted average shares outstanding .....................      50,215       48,432       42,390       42,136       41,545
                                                            =========    =========    =========    =========    =========
OTHER DATA:
Earnings before interest, taxes, depreciation
  and amortization ("EBITDA") , as
  adjusted(7) ...........................................   $  33,876    $  55,436    $  33,260    $  25,043    $  23,201
                                                            =========    =========    =========    =========    =========
CASH FLOW DATA:
Net cash from operating activities ......................   $  16,742    $  30,256    $  12,321    $  15,819    $  18,086
                                                            =========    =========    =========    =========    =========
Net cash used in investing activities ...................     (36,626)     (99,932)     (13,824)     (14,905)     (12,394)
                                                            =========    =========    =========    =========    =========
Net cash from (used in) financing activities ............      38,834       72,832       (2,999)      (2,406)        (712)
                                                            =========    =========    =========    =========    =========

                                                                            DECEMBER 31,
                                                       -----------------------------------------------------
                                                          1998      1997        1996       1995       1994
                                                       --------- ---------   ---------  ---------  ---------
CONSOLIDATED BALANCE SHEET DATA:
Working capital................................        $ 70,157   $ 60,007    $ 45,727   $ 45,363   $ 35,411
Total assets...................................         270,773    194,911     107,877     91,241     77,783
Long-term debt, including current portion......         128,259     82,000       1,135      2,039      3,821
Stockholders' equity...........................          88,247     80,236      87,605     76,084     63,326

(1) Includes the change in estimated useful lives during 1996 based on management's evaluation of the remaining lives of certain intangibles related to acquisitions prior to 1995 of $11.5 million.

(2) During 1998, includes $4.6 million in damages awarded to Experian Information Solutions, Inc. in connection with arbitration of a contractual dispute.

(3) Includes in 1998 the following acquisition costs: 1) $3.0 million of costs associated with the Company's bid to acquire Metromail Corporation, and 2) $0.6 million associated with the Company's offering to sell Common Stock which was not completed. Includes in 1997 acquisition costs of $2.6 million associated with the acquisitions of DBA and Pro CD.

(4) Includes the following charges related to purchased in-process research and development costs associated with the acquisitions of Walter Karl, Inc. of $3.8 million (1998), DBA Holdings, Inc. ("DBA") of $49.2 million (1997), Pro CD of $4.3 million (1997), and Digital Directory Assistance, Inc. of $10.0 million (1996).

(5) Includes in 1998 the following restructuring charges: 1) $1.4 million for restructuring costs related to the Company's compilation and sales activities for new businesses, and 2) $1.2 million for restructuring costs related to certain cost reduction measures enacted by the Company.

(6) During 1995, the Company sold American Business Communications for $3.0 million in the form of a non-recourse promissory note. In 1996 the Company recorded a loss of $1.4 million attributable to the default by the purchaser on the non-recourse promissory note delivered to the Company in this transaction.

(7) "EBITDA, as adjusted" is defined as operating income (loss) adjusted to exclude depreciation, amortization of intangible assets and non-cash acquisition-related and restructuring charges. EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service debt and of the Company's cash flows from operations excluding any non-recurring items. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

(8) The Company has had several acquisitions since 1996 which would affect the comparability of historical data. See Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

    During 1998, the Company recorded sales of $14.6 million (approximately 6% of data processing sales) from data processing services provided to a single customer. During 1998, the customer notified the Company that it intends to perform the data processing services in-house. As a result, sales of data processing services may decline in 1999 compared to 1998 sales levels.

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

    The demand for the CD-Rom product began to decline during 1998 as customers began to use new distribution channels, primarily the Internet, for obtaining certain information also contained on the Company's CD-Roms. The demand for 1998 product lines is expected to be affected by new distribution channels in the future and therefore related sales are expected to remain at declined levels.

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

                                                                                                  TRANSACTION
                                                                                                     VALUE
         ACQUIRED COMPANY                                    KEY ASSET           DATE ACQUIRED   (IN MILLIONS)(1)
    -------------------------                       --------------------------   -------------  ------------------
    Digital Directory Assistance                    Consumer CD-ROM Products     August 1996        $   17
    County Data Corporation                         New Businesses Database      November 1996      $   11
    Marketing Data Systems                          Data Processing Services     November 1996      $    3
    BJ Hunter                                       Canadian Business Database   December 1996      $    3
    DBA                                             Consumer Database and Data   February 1997      $  105
                                                    Processing Services
    Pro CD                                          Consumer CD-ROM Products     August 1997        $   18
    Walter Karl                                     Data Processing and List     March 1998         $   18
                                                    Management Services
    JAMI Marketing                                  List Management Services     June 1998          $   13
    Contacts Target Marketing                       Canadian Business Database   July 1998          $    1

----------

(1) Transaction value includes total consideration paid including cash paid, debt issued and stock issued plus long-term debt repaid or assumed at the date of acquisition plus, in the case of DBA, a subsequent purchase price adjustment in October 1997.

As part of these strategic acquisitions, the Company has incurred various acquisition-related charges to operations, consisting of: 1) $10.0 million in 1996 in connection with the acquisition of Digital Directory Assistance, 2) $56.1 million in 1997 in connection with the acquisitions of the DBA and Pro CD, and 3) $10.1 million in 1998 in connection with the acquisitions of Walter Karl and JAMI marketing and for certain internal restructuring charges. In addition, the Company expects to amortize goodwill and other intangibles over periods of 1 to 15 years in connection with acquisitions completed since mid-1996. The Company's results for 1997 do not include the operations of Walter Karl or JAMI Marketing. In connection with future acquisitions, the Company expects that it will be required to incur additional acquisition-related charges to operations and to amortize additional amounts of goodwill and other intangibles over future periods. While there are currently no binding commitments with respect to any particular future acquisitions, the Company frequently evaluates the strategic opportunities available to it and intends to pursue strategic acquisitions of complementary products, technologies or businesses that it believes fit its business strategy.

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


                                                                      YEAR ENDED DECEMBER 31,
                                                                     -------------------------
                                                                      1998     1997      1996
                                                                     ------   ------    ------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales ........................................................      100%     100%      100%
Costs and expenses:
  Database and production costs ..................................       29       29        27
  Selling, general and administrative ............................       51       41        42
  Depreciation and amortization ..................................       12       18        16
  Provision for litigation settlement ............................        2       --        --
  Acquisition costs ..............................................        1        1        --
  In-process research and development ............................        2       28         9
  Restructuring charges ..........................................        1       --        --
                                                                     ------   ------    ------
          Total costs and expenses ...............................       98      117        94
                                                                     ------   ------    ------
Operating income (loss) ..........................................        2      (17)        6
Other income, net ................................................        2       --         2
                                                                     ------   ------    ------
Income (loss) before income taxes and discontinued operations ....        4      (17)        8
Income taxes .....................................................        3        4         3
                                                                     ------   ------    ------
Income (loss) from continuing operations .........................        1      (21)        5
Loss on discontinued operations and abandonment of subsidiary ....       --       --         1
                                                                     ------   ------    ------
Net income (loss) ................................................        1%     (21)%       4%
                                                                     ======   ======    ======
EBITDA, as adjusted(1) ...........................................       15%      29%       31%
                                                                     ======   ======    ======
Other Data:
Sales by Segment:
  Small business .................................................   $130.0   $116.3    $ 87.4
  Large business .................................................     98.7     77.0      20.9
                                                                     ------   ------    ------
          Total ..................................................   $228.7   $193.3    $108.3
                                                                     ======   ======    ======
Sales by Segment as a Percentage of Net Sales:
  Small business .................................................       57%      60%       81%
  Large business .................................................       43       40        19
                                                                     ------   ------    ------
          Total ..................................................      100%     100%      100%
                                                                     ======   ======    ======

----------

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

    Net sales of the small business segment were $130.0 million, a 12% increase from $116.3 million in 1997. Included in the small business segment are sales of sales leads generation products and consumer CD-ROM products. Factors contributing to an increase in net sales of sales lead generation products included: the enhancement of existing and development of new sales lead generation products, the increase in the number of mailing pieces mailed from
30.0 million during 1997 to 38.7 million during 1998, and the acquisitions of DBA, Pro CD, and Contacts Target Marketing during 1997 and 1998. Average net sales per mailing piece declined from $6.55 per piece in 1997 to $5.75 in 1998. The principal reason for the decline in average sales per mailing piece is that during 1998, the Company increased the pieces mailed to test various markets and new product lines. The market tests did not result in significant incremental net sales. Net sales of consumer CD-ROM products for 1998 were $19.5 million, an 11% decrease from $21.7 million for 1997. The decrease in consumer CD-ROM product net sales reflects an increase in estimates for reserves of $2.7 million during 1998 related to product returns. Due to a decline in general market conditions and demand for the product, the Company experienced significant product returns during the second and third quarters of 1998. Therefore the reserve for returns was adjusted accordingly. The change in the reserve for returns related primarily to sales that occurred during the second and third quarters of 1998. The decline in market conditions and demand for the product have continued to remain low therefore sales are expected to remain at a decreased level.

    Net sales of the large business segment were $98.7 million, a 28% increase from $77.0 million in 1997. Included in the large business segment are sales of data processing services. Net sales of data processing services for 1998 were $62.3 million, a 45% increase from $42.7 million for 1997. The increase is principally the result of the acquisition of DBA in February 1997, Walter Karl in March 1998 and JAMI Marketing in June 1998. Additionally, during 1998, the Company entered into Internet licensing agreements totaling approximately $7.8 million compared to $4.8 million in 1997. The Company recorded sales to a significant data processing services customer totaling $14.6 million during 1998, representing 6% of total net sales. Sales to this customer occurred evenly during the year. During 1998, the customer notified the Company that it intends to perform the same processing in-house. As a result, sales of data processing services in 1999 may decline from 1998 levels.


Database and Production Costs

    For 1998, database and production costs were $66.3 million, or 29% of net sales, compared to $55.1 million, or 29% of net sales for 1997. The Company produces, markets and sells an annual consumer CD-ROM product line consisting in excess of twenty separate titles. Each product line is customarily released during the third quarter of each fiscal year. The 1999 product line was released during the third quarter of 1998. During 1998, the Company produced units of the 1998 product line that exceeded actual sales. The write-down of $0.9 million was equal to the recorded costs for the 1998 product line which became obsolete as a result of the release of the 1999 product line during the third quarter of 1998.

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

    During the third quarter 1998, the Company modified the estimated benefit period related to deferred advertising costs from 12 months to 6 months. The Company updated its study of sales and responses derived from its direct marketing campaigns during the third quarter of 1998. This study was based upon specific evaluations of sales responses from specific direct marketing campaigns. Due to changes in mailing patterns, management was able to determine that the Company's catalogs generated sales for approximately 6 months after the mail date rather than 12 months.

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

Acquisition Costs

    During 1998, the Company recorded charges totaling $3.6 million, or 1% of net sales, consisting of $3.0 million of costs associated with the Company's bid to acquire Metromail Corporation and $0.6 million associated with the Company's offering to sell Common Stock which was not completed.

    During 1997, the Company recorded $2.6 million of acquisition costs, or 1% of net sales, related to integrating acquired operations into the Company's existing operations. These expenses consisted primarily of costs such as travel between the Company and the new operations, consulting, payroll and other expenses related to implementing Company policies and information systems at the new locations. All costs had been incurred by December 31, 1997.

In-Process Research and Development

    During 1998, the Company recorded a write-off of acquired in-process research and development of $3.8 million, or 2% of net sales, in connection with the acquisition of Walter Karl. A portion of the purchase price for this acquisition was attributed to the value of the IPR&D projects and was expensed in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, "Accounting for Research and Development Costs." The Company believes its accounting for purchased IPR&D was made in accordance with generally accepted accounting principles and valuation practices at the time of the related acquisitions. The total amount allocated to the purchased IPR&D recorded in connection with the acquisition of Walter Karl was $3.8 million after retroactive application of the Securities and Exchange Commission's new guidelines for valuing purchased IPR&D.

    The Company obtained an independent valuation of the purchased IPR&D. The income valuation approach was used to determine the fair value of the IPR&D projects acquired from Walter Karl. Under the income approach, the fair value reflects the present value of the projected cash flow that will be generated by the IPR&D projects if successfully completed. The income approach focuses on the income producing capability of the acquired IPR&D, which the Company believes it represents the present value of the future economic benefits expected to be potentially derived from these projects. As of the valuation dates, the acquired IPR&D projects had not demonstrated technological nor economic feasibility. As a result, the attainability of the income projections is subject to three risk factors: project risk, product risk, and market risk. Project risk reflects the degree to which the project can be feasibly completed and will perform upon its completion in the manner specified. Project risk is dependent upon the development phase of the project as of the acquisition date. Under this premise, the closer the project is to completion, the more likely that the project will reach a successful conclusion. Product risk refers to the concept that these products will be able to produce commercially viable products and services. This factor can be assessed based upon past management experience in the development of new products or services and success of those past ventures. Whether the development required a significant technological or process change was also considered. For a product or service which is similar to other products or services, the risk factor associated is low. Market risk refers to the concept that these products will be demanded by the market upon their completion. Market risk is based upon information that indicates the degree to which the market will demand a product or service that provides the functionality specified. Without the successful completion of the remaining development efforts, the end result would be to fail to introduce new products. A discount of 30% was applied to reflect these risks associated with the projected cash flow to be generated by the acquired IPR & D projects.

    The descriptions of the projects related to Walter Karl are as follows:

o Internet F/E to M204 is a list fulfillment system which interfaces with the Internet to request orders.

o M204 Shipping Interface automates shipping and generates the ability to setup shipping destination information as well as allow for the tracking of shipments throughout out its journey to the final destination.

o List Brokerage & Management Order is a new order entry system for list fulfillment.

o Global Database Update refers to a project that will create a new updated database for the client, Global.

o Arandel System Postal/Inkjet allows for postal information to be formatted for Inkjet specifications.

o Paul Fredrick/Garden Botanika Reporting provides new reporting and database retrieval for the client Paul Fredrick/Garden Botanika.

o Chilean Database is a project for a Chilean organization which consists of creating a new database with additional information.

o Datacard System allows for the integration with the List Brokerage & Management Order System for rental lists.

o Inkjet Utilities will generate a different layout for Inkjet specifications and the project will also allow for new audit reporting.

o Flowers Response Analysis is a project that will attempt to increase the database response time of the client, Flowers.

o    Data Entry System will allow for LAN data entry of additional information.

     A description of the stage of completion as well as the methodology employed is listed below for each IPR&D project related to Walter Karl; the stage of completion of each project was determined by examining the ratio of R&D expenses as of the acquisition date to total R&D costs (incurred and projected).

          -------------------------------------------------------------------------------------------------
          IPR&D PROJECTS                            STAGE OF COMPLETION             SCHEDULED BETA TEST
                                                                                           DATE
          ------------------------------------ ------------------------------- ----------------------------
          Internet F/E to M204                   MIDDLE OF THE DESIGN PHASE             JUNE 1998
          ------------------------------------ ------------------------------- ----------------------------
          M204 Shipping Interface                       DESIGN PHASE                UNKNOWN - DELAYED
          ------------------------------------ ------------------------------- ----------------------------
          List Brokerage & Mgt. Order                EARLY DESIGN PHASE               DECEMBER 1998
          ------------------------------------ ------------------------------- ----------------------------
          Global Database Update                     EARLY DESIGN PHASE                AUGUST 1998
          ------------------------------------ ------------------------------- ----------------------------
          ArandalSystem Postal/InkJet                   DESIGN PHASE                UNKNOWN - DELAYED
          ------------------------------------ ------------------------------- ----------------------------
          Paul Fredrick                                 DESIGN PHASE                UNKNOWN - DELAYED
          ------------------------------------ ------------------------------- ----------------------------
          Chilean Database                              DESIGN PHASE                  OCTOBER 1998
          ------------------------------------ ------------------------------- ----------------------------
          Datacard System                               DESIGN PHASE                   APRIL 1998
          ------------------------------------ ------------------------------- ----------------------------
          InkJet Utilities                      LATE STAGES OF DESIGN PHASE             MAY 1998
          ------------------------------------ ------------------------------- ----------------------------
          Flowers Response analysis             LATE STAGES OF DESIGN PHASE            APRIL 1998
          ------------------------------------ ------------------------------- ----------------------------
          Data Entry System                     LATE STAGES OF DESIGN PHASE            APRIL 1998
          ------------------------------------ ------------------------------- ----------------------------

    The stage of completion for each project was determined by using the formula: person years completed on R&D/Total person years of R&D effort. Below is a chart outlining the stage of completion for each project.

     --------------------------------------------------------------------------------------------------------------------
     IPR&D Project                            R&D Person Years        Person Years      Total R&D        Percentage of
                                              Completed as of         Remaining        Person Years       Completion
                                               Valuation Date
     ------------------------------------- ----------------------- ----------------- ----------------- ------------------
     Internet F/E to M204                           .25                  .50               .75                33%
     ------------------------------------- ----------------------- ----------------- ----------------- ------------------
     M204 Shipping Interface                        .50                  .25               .75                67%
     ------------------------------------- ----------------------- ----------------- ----------------- ------------------
     List Brokerage & Mgt. Order                    .50                  1.0               1.5                33%
     ------------------------------------- ----------------------- ----------------- ----------------- ------------------
     Global Database Update                         .10                  .50               .60                17%
     ------------------------------------- ----------------------- ----------------- ----------------- ------------------
     ArandalSystem Postal/InkJet                    .25                  .50               .75                33%
     ------------------------------------- ----------------------- ----------------- ----------------- ------------------
     Paul Fredrick                                  .75                  .50               1.25               60%
     ------------------------------------- ----------------------- ----------------- ----------------- ------------------
     Chilean Database                               .10                  .50               .60                17%
     ------------------------------------- ----------------------- ----------------- ----------------- -----------------
     Datacard System                                1.0                  .20               1.2                83%
     ------------------------------------- ----------------------- ----------------- ----------------- ------------------
     InkJet Utilities                               .50                  .20               .70                71%
     ------------------------------------- ----------------------- ----------------- ----------------- ------------------
     Flowers Response Analysis                      .10                  .10               .20                50%
     ------------------------------------- ----------------------- ----------------- ----------------- ------------------
     Data Entry System                              .50                  .10               .60                83%
     ------------------------------------- ----------------------- ----------------- ----------------- ------------------
     ------------------------------------- ----------------------- ----------------- ----------------- ------------------
     Total                                          4.80                 4.35              9.15               52%
     ------------------------------------- ----------------------- ----------------- ----------------- ------------------

     ------------------------------------- ----------------------- ----------------- ----------------- ------------------

    In regards to Walter Karl, product and market notes for each product are outlined in the following table.

     -------------------------------------------------------------------------------------------------
             IPR&D PROJECT                    PROJECT RISK           PRODUCT RISK       MARKET RISK
     ------------------------------------- ----------------------- ----------------- -----------------
     Internet F/E to M204                            Low                 Low             Medium
     ------------------------------------- ----------------------- ----------------- -----------------
     M204 Shipping Interface                   Low to Medium         Low to Medium        Low
     ------------------------------------- ----------------------- ----------------- -----------------
     List Brokerage & Mgt. Order                     Low                 Low              Medium
     ------------------------------------- ----------------------- ----------------- -----------------
     Global Database Update                         Medium               Low              High
     ------------------------------------- ----------------------- ----------------- -----------------
     ArandalSystem Postal/InkJet                    Medium               Low              High
     ------------------------------------- ----------------------- ----------------- -----------------
     Paul Fredrick                             Low to Medium             Low              High
     ------------------------------------- ----------------------- ----------------- -----------------
     Chilean Database                               Medium               Low              High
     ------------------------------------- ----------------------- ----------------- -----------------
     Datacard System                                 Low             Low to Medium         Low
     ------------------------------------- ----------------------- ----------------- -----------------
     InkJet Utilities                                Low                 Low              Medium
     ------------------------------------- ----------------------- ----------------- -----------------
     Flowers Response Analysis                       Low                 Low              High
     ------------------------------------- ----------------------- ----------------- -----------------
     Data Entry System                               Low                 Low               Low
     -------------------------------------------------------------------------------------------------

See discussion of 1997 compared to 1996 for information on IPR&D charges recorded during 1997.

Restructuring Charges

    During 1998, the Company recorded restructuring charges totaling 2.6 million, or 1% of net sales. During the first quarter of 1998, the Company recorded a restructuring charge of $1.4 million related to the closing of the CDC new business compilation and sales center and moving these operations from Vermont to Nebraska. All 45 of the CDC employees were terminated, and severance recorded totaled $0.6 million. The restructuring charges also included lease termination costs of $0.3 million and a write-off of $0.5 million of leasehold improvement costs associated with the closed Vermont facility. The restructuring, including recording the payments and write-downs described, was completed by September 30, 1998.

    During the third quarter of 1998, the Company recorded a restructuring charge of $1.2 million which included $0.6 million in severance for 244 employees terminated as a result of the implementation of certain cost reduction measures. These employees were primarily in support and administration positions but some under-performing sales personnel were also terminated. The restructuring charges also included $0.4 million related to the planned closing of four field sales offices. Additionally, the Company recorded a write-down of $0.2 million related to leasehold improvement costs at facilities leased by the Company which were being closed. The restructuring, including recording the payments and write-downs described, was completed as of December 31, 1998, with the exception of the costs totaling $0.4 million related to the planned exit of certain field sales offices which are anticipated to be completed by March 31, 1999.

Operating Income (Loss)

    Including the factors previously described, the Company had operating income of $2.6 million, or 2% of net sales for 1998, as compared to an operating loss of $(32.5) million, or (17)% of net sales for 1997.

    Operating income for the small business segment for 1998 was $54.7 million, or 42% of net sales, as compared to $50.5 million, or 43% of net sales for the comparable period. Factors contributing to the decrease in operating income as a percentage of net sales are described in the section "Selling, general and administrative expenses." See Note 20 of the notes to the accompanying Consolidated Financial Statements for additional information.

    Operating income for the large business segment for 1998 was $39.7 million, or 40% of net sales, as compared to $35.7 million, or 46% of net sales for the comparable period. Factors contributing to the decrease in operating income as a percentage of net sales are described in the section "Selling, general and administrative expenses." Additionally, the Company acquired Walter Karl and JAMI Marketing during 1998. Walter Karl and JAMI Marketing perform list brokerage services, which traditionally have lower profit margins than services associated with the Company's data processing services. See Note 20 of the notes to the accompanying Consolidated Financial Statements for additional information.

Other Income (Expense), Net

    Other income (expense), net for 1998 and 1997 was $5.5 million and $(0.4) million, respectively. During the second quarter of 1998, the Company realized a gain of $16.5 million on the disposition of its holdings in Metromail Corporation common stock. This realized gain was partially offset during the second quarter of 1998 when the Company recorded a loss of $2.0 million on the write-off of an investment. The increase in interest expense to $9.2 million from $4.1 million is primarily attributable to the issuance of senior subordinated notes during 1998, of which $115 million was outstanding at December 31, 1998. During the first quarter of 1997, the Company made an investment of $2.0 million in preferred stock of an issuer, representing less than 20% of the issuer's outstanding stock. During 1998 the issuer commenced a reorganization and sought funding from other outside investors, diluting the Company's investment in this entity to a nominal value. Additionally, the Company obtained knowledge that the issuer was incurring significant losses and the intended line of business of this start-up entity had significantly changed. Accordingly, the Company wrote-off this investment, which was accounted for on a cost basis, during the second quarter of 1998.

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

EBITDA, As Adjusted

    Excluding the purchased in-process research and development charges previously described, the Company's EBITDA, as adjusted, was $33.9 million, or 15% of net sales, during 1998, compared to $55.4 million, or 29% of net sales, during 1997.

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

    Net sales of the small business segment were $116.3 million, a 33% increase from $87.4 million in 1996. Included in the small business segment are sales of sales leads generation products and consumer CD-ROM products. The increase in small business segment sales is directly attributable to the acquisitions of Digital Directory Assistance, County Data Corporation, BJ Hunter, DBA and Pro CD during 1996 and 1997. Net sales of consumer CD-ROM products for 1997 were $21.7 million, a 56% increase from $13.9 million in 1996. This increase was primarily attributable to the acquisitions of Digital Directory Assistance in August 1996 and Pro CD in August 1997.

    Net sales of the large business segment were $77.0 million, a 268% increase from $20.9 million in 1996. Included in the large business segment are sales of data processing services. Net sales of data processing services for 1997 were $42.7 million, as compared to $4.6 million in 1996. This increase is directly attributable to the acquisitions of DBA and Marketing Data Systems.

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

Depreciation and Amortization Expenses

    Depreciation and amortization expenses for 1997 were $34.4 million, as compared to $16.4 million in 1996. These expenses constituted 18% of net sales in 1997, and 16% of net sales in 1996. Of such increases, $21.7 million represented amortization of acquired database costs and purchased data processing costs related to the acquisition of DBA, which are being amortized over lives of one or two years. The remaining increase reflects additional depreciation on property and equipment additions and amortization of intangibles for certain other acquisitions recorded since July 1996.

    The increase was partially offset by changes in estimated lives. In the third quarter of 1996, the Company completed its evaluation of the remaining useful lives of certain intangible assets created through a series of acquisitions between 1990 and 1994. While each of these acquisitions consisted of "original" compilers and/or value added resellers, none of the purchased databases were retained, many of the trade names have been discontinued and, in most instances, the operations restructured so as to be unrecognizable at this point in time. For the most part, these acquisitions were "market share" acquisitions for what now has become short term periods which brought us through a growth period in the early 1990s. The Company's operations and market focus have changed over the years such that any intangibles related to markets, trade name or distribution channel virtually disappeared. This occurred as a natural evolution of the Company's business. Based on this evaluation, it was evident that the business and distribution networks acquired changed more rapidly than was originally estimated. Therefore, the estimated useful lives of the related goodwill and distribution networks were revised to 8 and 2 years, from 30 and 15 years, respectively. This change in estimated lives resulted in a charge of $11.5 million in 1996. Net income and earnings per share for 1996 were reduced due to the charge by $7.1 million and $0.17, respectively. Additionally, future annual amortization is expected to increase over the prior annual amortization amounts by approximately $672,000 through 1998.

Acquisition Costs

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

In-process Research and Development

     During 1997, the Company recorded write-offs of acquired IPR&D totaling
53.5 million, or 28% of net sales, including charges of $49.2 million and $4.3 million in connection with the acquisitions of DBA and Pro CD, respectively. During 1996, the Company recorded writeoffs of acquired IPR&D of $10.0 million in connection with the acquisition of Digital Directory Assistance. A portion of the purchase price for these acquisitions was attributed to the value of the IPR&D projects and was expensed in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, "Accounting for Research and Development Costs." The Company believes its accounting for purchased IPR&D was made in accordance with generally accepted accounting principles and valuation practices at the time of the related acquisitions.

    The Company obtained independent valuations of the purchased IPR&D. The income valuation approach was used to determine the fair value of the IPR&D projects acquired from DDA, DBA and Pro CD. Under the income approach, the fair value reflects the present value of the projected cash flow that will be generated by the IPR&D projects if successfully completed. The income approach focuses on the income producing capability of the acquired IPR&D, which the Company believes represents the present value of the future economic benefits expected to be potentially derived from these projects. As of the valuation dates, the acquired IPR&D projects had not demonstrated technological nor economic feasibility. As a result, the attainability of the income projections is subject to project risk, product risk and market risk. Project risk reflects the degree to which the project can be feasibly completed and will perform upon its completion in the manner specified. Project risk is dependent upon the development phase of the project as of the acquisition date. Under this premise, the closer the project is to completion, the more likely that the project will reach a successful conclusion. Product risk refers to the concept that these products will be able to produce commercially viable products and services. This factor can be assessed based upon past management experience in the development of new products or services and success of those past ventures. Whether the development required a significant technological or process change was also considered. For a product or service which is similar to other products or services, the risk factor associated is low. Market risk refers to the concept that these products will be demanded by the market upon their completion. Market risk is based upon information that indicates the degree to which the market will demand a product or service that provides the functionality specified. . Without the successful completion of the remaining development efforts, the end result would be to fail to introduce new products. A discount ranging from 24% to 30% was applied to reflect these risks associated with the projected cash flow to be generated by the acquired IPR&D projects. The stage of completion of the projects is not used in the determination of the value of IPR&D under a discounted cash flow approach. However, the remaining costs to complete each product were subtracted from the corresponding projected profits thereby intrinsically incorporating the level of completion effort.

    The $10 million charge for Digital Directory Assistance (DDA) represents the fair value of DDA's DVD-ROM (Digital Video Disc - Read Only Memory) database technology. The creation of a new search engine, the retrieval component and the display component of the database software technology were approximately ninety percent complete. The data layout, mapping and interface components were approximately fifty percent complete and final completion was pending access to the newly developed DVD player (hardware). Once the player was competed, an additional two months time was estimated to be necessary to integrate the software with the hardware and the testing phase could then be accomplished. This project was expected to be completed and was completed in 1997. The percentages of completion were determined by milestone achievement towards beta release.

    The $49.2 million charge for DBA relates to $46.9 million for interactive media products and services and $2.3 million for data processing technologies. Interactive media products included technology that would allow a customer to: access the Company's web site and download profile information on a particular business, company or individual for a per-access charge; "enrich" or "enhance" their list by matching it to the Company's via the internet; and allow the list to reside at the Company, while via the internet the customer will be "flagged" or notified of any updates to the information contained in the list. This project was in the early stages of development and was approximately 5-10% complete at acquisition. The ability to forecast project completion was not reasonable as the technological developments had not achieved a stage of feasibility as of January 31, 1997. Stage of completion was not assessed for this technology. The company had dedicated two engineering software technicians for the development of this technology concentrating on the development of the company's web-site prior to acquisition. These technologies were completed during 1998. During 1998, these functions were completed and have been utilized since that point in time to provide additional capabilities to customers . The new data processing technologies include merge/purge abilities, update and maintenance capabilities of relational databases, improved delivery systems and upgraded billing/accounting systems.

    The $4.3 million charge related to Pro-CD includes the following projects:
Graphical user interface technology represented $1.5 million of the charge. This project involved integrating certain features and functions of SelectPhone and Phonedisc graphical user interfaces into a common interface. The estimated costs at acquisition to complete the project were $3.1 million, with completion estimated for 1999. Database re-engineering, including process modification and restructuring records, of the SelectPhone product in order to accommodate consumer and business files accounted for $2.1 million of the charge. Additional elements were also expected to be added to enhance the SelectPhone product's competitive position. The estimated costs to complete were $5.5 million at acquisition through 2002. Applying DVD compact disc technology to the SelectPhone product line represented $0.5 million of the charge. The estimated costs to complete the project at acquisition was $0.2 million with expected completion in 1999. Finally, $0.2 million was charged relating to the extensive evaluation and correction for year 2000 date processing compliance of the SelectPhone product line. This assessment included the user interface as well as the product database. The estimated costs to complete was $0.4 million at acquisition with completion scheduled for 1998.

    IPR&D was a critical factor for the Company in making these acquisitions and timely completion of these projects was an equally important consideration. The time completion was expected to give the Company a competitive edge in its competition and solidify its position as a leader in the business-to-business marketing information field. A major risk of not completing these projects timely, would be the risk of losing customers on a medium to long term basis and allow a competitor to provide a solution that may include these technically advanced and value added features.

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

    Operating income for the small business segment for 1997 was $50.5 million, or 43% of net sales, as compared to $38.0 million, or 43% of net sales for the comparable period. See Note 20 of the notes to the accompanying consolidated financial statements for additional information.

    Operating income for the large business segment for 1997 was $35.7 million, or 46% of net sales, as compared to $9.9 million, or 47% of net sales for the comparable period. The decrease in operating income as a percentage of net sales is attributable to the acquisition of DBA during 1997. DBA products and services have lower profit margins than the traditional products associated with the Company's large business segment. See Note 20 of the notes to the accompanying consolidated financial statements for additional information.

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

EBITDA, As Adjusted

    Excluding the purchased in-process research and development charges previously described, the Company's EBITDA, as adjusted, was $55.4 million or 29% of net sales in 1997, and $33.3 million or 31% of net sales in 1996.

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

                                                      1998                                           1997
                                                  QUARTER ENDED                                  QUARTER ENDED
                                 --------------------------------------------------  ---------------------------------------------
                                  MARCH 31     JUNE 30   SEPTEMBER 30   DECEMBER 31  MARCH 31   JUNE 30  SEPTEMBER 30  DECEMBER 31
                                 ----------   ---------  ------------   -----------  --------   -------  ------------  -----------
STATEMENT OF OPERATIONS
 DATA:
Net sales ....................   $   55,380   $  62,076  $     55,072   $    56,150  $ 41,948   $47,008  $     50,555  $    53,816
Costs and expenses:
 Database and production
  costs ......................       15,405      16,086        17,978        16,850    11,415    13,111        14,148       16,416
 Selling, general and
  administrative .............       23,394      27,103        41,199        26,028    17,986    20,079        21,331       20,807
 Depreciation and
  amortization ...............        6,870       6,384         7,824         6,394     6,356     9,056         8,985       10,018
 Provision for litigation
  settlement(1) ..............           --          --         4,500            --        --        --            --           --
  Acquisition costs(2) .......        3,243         400            --            --     2,598        --            --           --
  In-process research and
   development(3) ............        3,834          --            --            --    49,200        --         4,300           --
  Restructuring charges(4)....        1,400          --         1,216            --        --        --            --           --
                                 ----------   ---------  ------------   -----------  --------   -------  ------------  -----------
Operating income (loss) ......        1,234      12,103       (17,645)        6,878   (45,607)    4,762         1,791        6,575
Other income (expense),
 net .........................         (283)     13,233        (2,869)       (4,613)       42        41          (257)        (176)
                                 ----------   ---------  ------------   -----------  --------   -------  ------------  -----------
Income (loss) before
 income taxes ................          951      25,336       (20,514)        2,265   (45,565)    4,803         1,534        6,399
Income taxes .................        2,058       9,964        (7,115)          973     1,631     1,893           775        2,688
                                 ----------   ---------  ------------   -----------  --------   -------  ------------  -----------
Net income (loss) ............   $   (1,107)  $  15,372  $    (13,399)  $     1,292  $(47,196)  $ 2,910  $        759     $  3,711
                                 ==========   =========  ============   ===========  ========   =======  ============  ===========
Basic earnings (loss) per
 share .......................   $    (0.02)  $    0.31  $      (0.27)  $      0.03  $  (1.02)  $  0.06  $       0.02     $   0.08
                                 ==========   =========  ============   ===========  ========   =======  ============  ===========
Weighted average shares
 outstanding .................       49,395      49,607        49,360        49,301    46,412    48,678        48,774       48,848
                                 ==========   =========  ============   ===========  ========   =======  ============  ===========
Diluted earnings (loss)
 per share ...................   $    (0.02)  $    0.30  $      (0.27)  $      0.03  $  (1.00)  $  0.06  $       0.02     $   0.07
                                 ==========   =========  ============   ===========  ========   =======  ============  ===========
Weighted average shares
 outstanding .................       49,395      51,226        49,360        49,334    47,298    49,461        50,273       49,945
                                 ==========   =========  ============   ===========  ========   =======  ============  ===========
AS A PERCENTAGE OF NET
 SALES:
Net sales ....................          100%        100%          100%          100%      100%      100%          100%         100%
Costs and expenses:
 Database and production
  costs ......................           28          26            33            30        27        28            28           31
 Selling, general and
  administrative .............           42          44            75            46        43        43            42           39
 Depreciation and
  amortization ...............           12          10            14            11        15        19            18           18
 Provision for litigation
  settlement .................           --          --             8            --        --        --            --           --
  Acquisition costs ..........            6           1            --            --         6        --            --           --
  In-process research and
   development ...............            7          --            --            --       117        --             9           --
  Restructuring charges ......            2          --             2            --        --        --            --           --
                                 ----------   ---------  ------------   -----------  --------   -------  ------------  -----------
 Operating income
  (loss) .....................            2          19           (32)           12      (109)       10             4           12
Other income (expense),
 net .........................           (1)         21            (5)           (8)       --        --            (1)          --
                                 ----------   ---------  ------------   -----------  --------   -------  ------------  -----------
Income (loss) before
 income taxes ................            2          41           (37)            4      (109)       10             3           12
Income taxes .................            4          16           (13)            2         4         4             2            5
                                 ----------   ---------  ------------   -----------  --------   -------  ------------  -----------
Net income (loss) ............           (2)%        25%          (24)%           2%     (113)%       6%            2%           7%
                                 ==========   =========  ============   ===========  ========   =======  ============  ===========

----------

(1) During 1998, includes $4.6 million in damages awarded to Experian Information Solutions, Inc. in connection with arbitration of a contractual dispute.

(2) Includes in 1998 the following acquisition costs: 1) $3.0 million of costs associated with the Company's bid to acquire Metromail Corporation, 2) $0.6 million associated with the Company's offering to sell Class A Common Stock which was not completed. Includes in 1997 restructuring costs of $2.6 million associated with the acquisitions of DBA and Pro CD.

(3) Includes charges related to purchases for in-process research and development costs associated with the acquisitions of Walter Karl, Inc. of $3.8 million (1998), DBA Holdings, Inc. ("DBA") of $49.2 million (1997), and Pro CD of $4.3 million (1997).

(4) Includes in 1998 the following restructuring charges: 1) $1.4 million for restructuring costs related to the Company's compilation and sales activities for new businesses, and 2) $1.2 million for restructuring costs related to certain costs reduction measures enacted by the Company.

                          infoUSA INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



    infoUSA Inc. and Subsidiaries:
    Independent Auditors' Reports..............................................................    20
    Consolidated Balance Sheets as of December 31, 1998 and 1997...............................    22
    Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and
     1996......................................................................................    23
    Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
     1998, 1997 and 1996.......................................................................    24
    Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997
     and 1996..................................................................................    25
    Notes to Consolidated Financial Statements.................................................    26
    Schedule II-- Valuation and Qualifying Accounts............................................    40

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

                                                /s/ KPMG Peat Marwick LLP
                                                -------------------------
                                                KPMG PEAT MARWICK LLP

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

                                           /s/ PricewaterhouseCoopers LLP
                                           ------------------------------
                                           COOPERS & LYBRAND L.L.P.

Omaha, Nebraska
January 23, 1998
                          infoUSA INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                               DECEMBER 31,   DECEMBER 31,
                                                                                   1998           1997
                                                                               ------------   ------------
                                     ASSETS

Current assets:
 Cash and cash equivalents .................................................   $     29,603   $     10,653
 Marketable securities .....................................................         20,620         24,045
 Trade accounts receivable, net of allowances of $7,289 and $6,013,
   Respectively ............................................................         40,126         49,409
 List brokerage trade accounts receivable ..................................         17,831             --
 Income taxes receivable ...................................................          3,387            345
 Prepaid expenses ..........................................................          2,371          3,475
 Deferred marketing costs ..................................................          4,365          3,417
                                                                               ------------   ------------
     Total current assets ..................................................        118,303         91,344
                                                                               ------------   ------------
 Property and equipment, net ...............................................         40,264         25,117
 Intangible assets, net of accumulated amortization ........................        109,378         73,741
 Deferred income taxes .....................................................             --          1,410
 Other assets ..............................................................          2,828          3,299
                                                                               ------------   ------------
                                                                               $    270,773   $    194,911
                                                                               ============   ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt .........................................   $      1,580   $        716
 Payable to shareholders ...................................................             --          1,871
 Accounts payable ..........................................................          7,226          9,426
 List brokerage trade accounts payable .....................................         18,847             --
 Accrued payroll expenses ..................................................          2,830          4,910
 Accrued expenses ..........................................................         12,465          5,406
 Deferred revenue ..........................................................          4,534          4,238
 Deferred income taxes .....................................................            664          4,770
                                                                               ------------   ------------
     Total current liabilities .............................................         48,146         31,337
                                                                               ------------   ------------
Long-term debt, net of current portion .....................................        126,679         81,284
Deferred income taxes ......................................................          7,701             --
Other liabilities ..........................................................             --          2,054
Stockholders' equity:
 Preferred stock, $.0025 par value. Authorized 5,000,000 shares; none
   issued or outstanding ...................................................             --             --
 Class A common stock, $.0025 par value. Authorized 220,000,000 shares;
   24,689,761 shares issued and 24,581,261 shares outstanding at
   December 31, 1998 and 24,460,332 shares issued and outstanding at
   December 31, 1997 .......................................................             62             61
 Class B common stock, $.0025 par value. Authorized 75,000,000 shares;
   24,854,989 shares issued and 24,655,489 shares outstanding at
   December 31, 1998 and 24,625,332 shares issued and 24,460,332 shares
   outstanding at December 31, 1997 ........................................             62             62
 Paid-in capital ...........................................................         72,476         69,055
 Retained earnings .........................................................         15,284         13,126
 Treasury stock, at cost, 108,500 shares of Class A common stock and
   199,500 shares of Class B common stock held at December 31, 1998 and
   165,000 shares of Class B common stock held at December 31, 1997 ........         (2,951)        (2,281)

 Accumulated other comprehensive income ....................................          3,314            213
                                                                               ------------   ------------
     Total stockholders' equity ............................................         88,247         80,236
Commitments and contingencies
                                                                               ------------   ------------
                                                                               $    270,773   $    194,911
                                                                               ============   ============

          See accompanying notes to consolidated financial statements.

                            infoUSA INC. SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   FOR THE YEARS ENDED
                                                                        ----------------------------------------
                                                                        DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                                            1998          1997          1996
                                                                        ------------  ------------  ------------
                   Net sales........................................... $    228,678  $    193,327  $    108,298
                                                                        ------------  ------------  ------------
                   Costs and expenses:
                    Database and production costs......................       66,319        55,090        29,272
                    Selling, general and administrative................      117,724        80,203        45,766
                    Depreciation and amortization......................       27,472        34,415        16,355
                    Provision for litigation settlement................        4,500            --            --
                    Acquisition costs..................................        3,643         2,598            --
                    In-process research and development................        3,834        53,500        10,000
                    Restructuring charges..............................        2,616            --            --
                                                                        ------------  ------------  ------------
                                                                             226,108       225,806       101,393
                                                                        ------------  ------------  ------------
                   Operating income (loss).............................        2,570       (32,479)        6,905
                   Other income (expense):
                    Investment income..................................       16,628         3,748         3,194
                    Interest expense...................................       (9,160)       (4,098)         (209)
                    Other..............................................       (2,000)           --          (943)
                                                                        ------------  ------------  ------------
                   Income (loss) before income taxes and discontinued
                    operations.........................................        8,038       (32,829)        8,947
                   Income taxes........................................        5,880         6,987         3,400
                                                                        ------------  ------------  ------------
                   Income (loss) from continuing operations............        2,158       (39,816)        5,547
                   Loss on discontinued operations.....................           --            --          (355)
                   Loss from abandonment of subsidiary.................           --            --        (1,373)
                                                                        ------------  ------------  ------------
                   Net income (loss)................................... $      2,158  $    (39,816) $      3,819
                                                                        ============  ============  ============
                   Basic earnings per share:
                   Income (loss) from continuing operations............ $       0.04  $      (0.82) $       0.13
                   Loss on discontinued operations and abandonment of
                    subsidiary.........................................           --            --         (0.04)
                                                                        ------------  ------------  ------------
                   Net income (loss)................................... $       0.04  $      (0.82) $       0.09
                                                                        ============  ============  ============
                   Weighted average shares outstanding.................       49,314        48,432        42,065
                                                                        ============  ============  ============
                   Diluted earnings per share:
                    Income (loss) from continuing operations........... $       0.04  $      (0.82) $       0.13
                   Loss on discontinued operations and abandonment of
                    subsidiary.........................................           --            --         (0.04)
                                                                        ------------  ------------  ------------
                   Net income (loss)................................... $       0.04  $      (0.82) $       0.09
                                                                        ============  ============  ============
                   Weighted average shares outstanding.................       50,215        48,432        42,390
                                                                        ============  ============  ============

          See accompanying notes to consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                CLASS     CLASS                                       ACCUMULATED
                                                  A         B                                             OTHER         TOTAL
                                               COMMON     COMMON    PAID-IN     RETAINED    TREASURY  COMPREHENSIVE  STOCKHOLDERS'
                                                STOCK     STOCK     CAPITAL     EARNINGS     STOCK    INCOME (LOSS)     EQUITY
                                              --------   --------   --------    --------    --------  -------------  -------------
Balances, December 31, 1995 ...............   $     --   $     51   $ 27,342    $ 48,937    $     --    $   (246)       $ 76,084
Comprehensive income:
Net income ................................         --         --         --       3,819          --          --           3,819
Change in unrealized loss, net of
 tax ......................................         --         --         --          --          --        (133)           (133)
                                              --------   --------   --------    --------    --------    --------        --------
    Total comprehensive income ............         --         --         --          --          --          --           3,686
                                              --------   --------   --------    --------    --------    --------        --------
Issuance of 2,441,950 shares of common
 stock ....................................         --          3      9,628          --          --          --           9,631
Issuance of 1,120,000 shares of common
 stock in pooling-of-interests
 transaction ..............................         --          1         86         186          --          --             273
Tax benefit related to employee stock
 options ..................................         --         --        212          --          --          --             212
Acquisition of treasury stock .............         --         --         --          --      (2,281)         --          (2,281)
                                              --------   --------   --------    --------    --------    --------        --------
Balances, December 31, 1996 ...............         --         55     37,268      52,942      (2,281)       (379)         87,605
Comprehensive loss:
Net loss ..................................         --         --         --     (39,816)         --          --         (39,816)
Change in unrealized gain, net of
 tax ......................................         --         --         --          --          --         592             592
                                              --------   --------   --------    --------    --------    --------        --------
Total comprehensive loss ..................         --         --         --          --          --          --         (39,224)
                                              --------   --------   --------    --------    --------    --------        --------
Issuance of 4,718,744 shares of common
 stock ....................................         --          7     31,261          --          --          --          31,268
Tax benefit related to employee stock
 options ..................................         --         --        587          --          --          --             587
2 for 1 stock dividend ....................         61         --        (61)         --          --          --              --
                                              --------   --------   --------    --------    --------    --------        --------
Balances, December 31, 1997 ...............         61         62     69,055      13,126      (2,281)        213          80,236
Comprehensive income:
Net income ................................         --         --         --       2,158          --          --           2,158
Change in unrealized gain, net of
 tax ......................................         --         --         --          --          --       3,101           3,101
                                              --------   --------   --------    --------    --------    --------        --------
    Total comprehensive income ............         --         --         --          --          --          --           5,259
                                              --------   --------   --------    --------    --------    --------        --------
Issuance of 459,086 shares of common
 stock ....................................          1         --      3,020          --          --          --           3,021
Tax benefit related to employee stock
 options ..................................         --         --        401          --          --          --             401
Acquisition of treasury stock .............         --         --         --          --        (670)         --            (670)
                                              --------   --------   --------    --------    --------    --------        --------
Balances, December 31, 1998 ...............   $     62   $     62   $ 72,476    $ 15,284    $ (2,951)   $  3,314        $ 88,247
                                              ========   ========   ========    ========    ========    ========        ========

          See accompanying notes to consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            FOR THE YEARS ENDED
                                                                 -----------------------------------------
                                                                 DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                                     1998          1997           1996
                                                                 ------------  ------------   ------------
Cash flows from operating activities:
 Net income (loss) ...........................................   $      2,158  $    (39,816)  $      3,819
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization .............................         27,472        34,415         16,355
   Deferred income taxes .....................................         (1,019)       (2,787)        (6,307)
   Loss on discontinued operations and abandonment of
    subsidiary ...............................................             --            --          2,788
   Net realized (gains) losses on sale of marketable
    securities and other investments .........................        (15,511)       (2,560)        (1,267)
   Impairment of other assets ................................          2,000            --            740
   Provision for litigation settlement .......................          4,500            --             --
   In-process research and development .......................          3,834        53,500         10,000
   Changes in assets and liabilities, net of effect of
    acquisitions:
    Trade accounts receivable ................................          9,324        (7,445)        (7,762)
    List brokerage trade accounts receivable .................         (4,463)           --             --
    Prepaid expenses .........................................         (1,233)          287         (1,117)
    Deferred marketing costs .................................           (948)       (2,154)          (267)
    Accounts payable .........................................         (2,861)       (4,854)        (1,422)
    List brokerage trade accounts payable ....................            752            --             --
    Income taxes receivable and payable ......................         (3,042)        7,283           (128)
    Accrued expenses .........................................         (4,221)       (5,613)        (3,111)
                                                                 ------------  ------------   ------------
     Net cash provided by operating activities ...............         16,742        30,256         12,321
                                                                 ------------  ------------   ------------
Cash flows from investing activities:
 Proceeds from sales of marketable securities ................         41,114        19,596         18,865
 Purchases of marketable securities ..........................        (17,177)      (17,448)       (17,348)
 Purchase of other investments ...............................         (2,000)       (2,000)            --
 Purchases of property and equipment .........................        (20,582)       (8,882)        (6,755)
 Acquisitions of businesses, including minority interest .....        (31,654)      (84,224)        (6,484)
 Consumer database costs .....................................           (603)       (3,398)          (494)
 Software development costs ..................................         (5,724)       (2,898)        (1,955)
 Other .......................................................             --          (678)           347
                                                                 ------------  ------------   ------------
     Net cash used in investing activities ...................        (36,626)      (99,932)       (13,824)
                                                                 ------------  ------------   ------------
Cash flows from financing activities:
 Repayment of long-term debt .................................       (110,876)       (7,193)        (1,450)
 Proceeds from long-term debt ................................        154,800        86,000             --
 Deferred financing costs ....................................         (5,969)         (388)            --
 Repayment of note payable to shareholders ...................             --        (7,925)            --
 Acquisition of treasury stock ...............................           (670)           --         (2,281)
 Deferred offering costs .....................................             --          (339)            --
 Proceeds from exercise of stock options .....................          1,148         2,090            520
 Tax benefit related to employee stock options ...............            401           587            212
                                                                 ------------  ------------   ------------
     Net cash provided by (used in) financing
      activities .............................................         38,834        72,832         (2,999)
                                                                 ------------  ------------   ------------
Net increase (decrease) in cash and cash equivalents .........         18,950         3,156         (4,502)
Cash and cash equivalents, beginning .........................         10,653         7,497         11,999
                                                                 ------------  ------------   ------------
Cash and cash equivalents, ending ............................   $     29,603  $     10,653   $      7,497
                                                                 ============  ============   ============
Supplemental cash flow information:
     Interest paid ...........................................   $      8,902  $      3,616   $         78
                                                                 ============  ============   ============
     Income taxes paid .......................................   $      9,637  $      7,443   $      8,280
                                                                 ============  ============   ============

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

    Revenue Recognition. The Company's revenue is primarily generated from the sale of its products and services and the licensing of its data to third parties. Revenue from the sale of products and services is recognized when the product is delivered or the services are performed. Data licensing revenue is recognized giving consideration to whether the Company retains service commitments to periodically provide updates, the incremental costs associated with providing continuing service, and the fair value of the initial set of data and subsequent updates based upon prices charged to customers who purchase elements on a separate basis. Revenue related to future updates is recorded as deferred revenue. Reserves are established for estimated returns and uncollectible amounts.

    Database Costs. Costs to maintain and enhance the Company's existing business and consumer databases are expensed as incurred. Costs to develop new databases, which primarily represent direct external costs, are capitalized with amortization beginning upon successful completion of the compilation project. Database costs are amortized straight-line over the expected lives of the databases generally ranging from one to five years.

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

    Earnings (Loss) Per Share. Basic earnings per share are based on the weighted average number of common shares outstanding, including contingently issuable shares, which have been restated to account for the stock dividend (See
Note 19). Diluted earnings per
share are based on the weighted number of common shares outstanding, including contingently issuable shares, plus dilutive potential common shares outstanding (representing outstanding stock options).

    The following data show the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Options on 1.1 million shares of common stock were not included in computing diluted earnings per share for 1997 because their effects were antidilutive.

                                                                                FOR THE YEARS ENDED
                                                                      ----------------------------------------
                                                                      DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                                          1998          1997          1996
                                                                      ------------  ------------  ------------
                                                                                   (IN THOUSANDS)
    Weighted  average number of shares  outstanding used in basic
     EPS............................................................        49,314        48,432        42,065
    Net additional common equivalent shares outstanding after
     assumed exercise of stock options..............................           901            --           325
                                                                      ------------  ------------  ------------
    Weighted average number of shares outstanding used in
     diluted EPS....................................................        50,215        48,432        42,390
                                                                      ============  ============  ============

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

                Building and improvements...................       30 years
                Office furniture and equipment..............       5 to 7 years
                Computer equipment..........................       5 years
                Capitalized equipment leases................       5 years

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

    Intangibles. Intangible assets are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets, as follows:

     Goodwill..........................................    8 to 15 years
     Distribution networks.............................    2 years
     Noncompete agreements.............................    Term of agreements
     Purchased data processing software................    2 years
     Acquired database costs...........................    1 year
     Core technology costs.............................    3 years
     Customer base costs...............................    3 to 15 years
     Tradename costs...................................    10 to 15 years
     Perpetual software license agreement..............    10 years
     Software development costs........................    1 to 4 years
     Workforce costs...................................    5 to 8 years

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

    Long-lived assets. All of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized in operating results. The impairment loss is measured using discounted cash flows or quoted market prices, when available. The Company also periodically reevaluates the remaining useful lives of its long-lived assets based on the original intended and expected future use or benefit to be derived from the assets. Changes in estimated useful lives are reflected prospectively by amortizing the remaining book value at the date of the change over the adjusted remaining estimated useful life. During 1998 and 1996, the Company wrote-off investments in other entities of $2.0 million and $740 thousand, respectively, which were accounted for using the cost method. In 1996 the Company revised the estimated useful lives of certain intangibles related to acquisitions prior to 1995. Management performed an evaluation of the remaining lives of these intangibles. Based on this evaluation, it was evident that the business and distribution networks acquired changed more rapidly than was originally estimated. Therefore, the estimated lives of the related goodwill and intangibles were revised to 8 and 2 years, from 30 and 15 years, respectively. As a result, amortization related to such intangibles was approximately $11.5 million higher in 1996 than calculated using the historical lives. The total impact of $7.1 million, net of tax reduced both basic earnings per share and diluted earnings per share by $0.17.

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

    Effective February 1997, the Company acquired all issued and outstanding common stock of DBA Holdings, Inc. and Subsidiaries (operating as Database America Companies, or DBA), a provider of data processing and analytical services for marketing applications, and compiler of information on consumers and businesses in the United States. Total consideration, as adjusted, for the acquisition was approximately $103.5 million, consisting of $51.5 million in cash, partially funded using a revolving credit facility (See Note 8), and approximately 2.3 million unregistered shares of the Company's Class A Common Stock and 2.3 million unregistered shares of the Company's Class B Common Stock at a recorded value of $31.0 million. In October 1997, the Company and the former stockholders of DBA agreed to a purchase price adjustment, pursuant to which the Company agreed to issue to the Former DBA stockholders an additional 139,829 unregistered shares of its Class A Common Stock and 139,829 unregistered shares of its Class B Common Stock. As of December 31, 1997, these additional shares of the Company's stock had not been issued to the former DBA stockholders, and this liability of approximately $1.9 million is included in payable to shareholders in the accompanying consolidated balance sheets. The shares were issued in January 1998. The acquisition has been accounted for under the purchase method of accounting. In addition to purchased in-process research and development costs of $49.2 million (See Note 18), intangibles and goodwill recorded as part of the purchase included acquired database costs of $19.0 million, purchased data processing software of $9.4 million, noncompete agreements of $1.7 million and goodwill of $20.8 million. Goodwill is being amortized over 15 years.

    Effective August 1997, the Company acquired certain assets and assumed certain liabilities of Pro CD, Inc. (Pro CD) from Acxiom Corporation (Acxiom), a provider of telephone directory and other business software products on CD-ROM to consumers. The acquisition has been accounted for under the purchase method of accounting. Total consideration for the acquisition was $18 million in cash, funded using a revolving credit facility (See Note 8). At the time of the acquisition of Pro CD, the Company entered into two separate contracts with Acxiom whereby the Company agreed to license its complete business database to Acxiom in exchange for a perpetual license agreement allowing the Company the use of a CD-Rom search engine technology developed by Acxiom for the Pro CD product line. The Company's agreement with Acxiom Corporation licensed the Company's complete business database to Acxiom Corporation for total fees of $8.0 million for a two year period. The Company also entered into an agreement, which provided the Company with a perpetual license to use Acxiom's CD-Rom search engine technology for a fee of $8.0 million. The total cost is being amortized over the 10 year estimated economic life of the perpetual license. At the time of these agreements, an $8.0 million intangible asset was recorded for the perpetual license with an offsetting liability of $8.0 million. In addition to purchased in-process research and development costs of $4.3 million (See Note
18), intangibles and goodwill recorded as part of the purchase included core technology, customer base, and tradename costs totaling $5.9 million, noncompete agreements of $5.2 million and goodwill of $6.2 million. Goodwill is being amortized over 10 years.

    Effective March 1998, the Company acquired all issued and outstanding common stock of Walter Karl, Inc. (Walter Karl), a national direct marketing service firm that provides list management, list brokerage, and database marketing and direct marketing services to a wide array of customers. Total consideration for the acquisition was $19.4 million in cash, subject to adjustment, funded using a revolving credit facility (See Note 8). The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Walter Karl have been included in the Company's financial statements since the date of acquisition. In addition to purchased in-process research and development costs of $3.8 million (See Note 18), intangibles and goodwill recorded based on management's preliminary estimates included goodwill of $16.0 million, core technology of $3.7 million, trade names of $4.2 million, customer base of $2.2 million, and workforce costs of $0.8 million. In addition, the Company recorded as part of the purchase of Walter Karl an accrual related to closure of a facility and relocating or terminating the employees from this facility totaling $6.8 million, of which a balance of $4.4 million remained at December 31, 1998. Goodwill is being amortized over 15 years. The amount of intangibles recorded by the Company exceeded the purchase price due to the Company recording an accrual related to costs associated with the integration of acquired operations into existing operations, deferred taxes established for certain intangibles not currently deductible for tax purposes, and the excess of liabilities over assets assumed.

    Effective June 1998, the Company acquired certain assets and assumed certain liabilities of JAMI Marketing Services, Inc. (JAMI), a list brokerage, list management, data processing and marketing consulting firm. Total consideration for the acquisition was $12.8 million in cash, subject to adjustment, funded with the proceeds from the disposition of the Company's holdings of Metromail Corporation common stock. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of JAMI have been included in the Company's financial statements since the date of acquisition. Intangibles and goodwill recorded based on management's preliminary estimates included goodwill of $7.3 million, trade names of $0.2 million, customer base of $5.1 million, noncompete agreements of $0.2 million, and workforce costs of $0.5 million. Goodwill is being amortized over 15 years. During the fourth quarter of 1998, a purchase price adjustment of $0.3 million was made due to the final calculation of purchase price based on the acquisition agreement and amounts were reallocated based on the purchase price allocation finalized in the fourth quarter 1998.

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

                                                                      FOR THE YEARS ENDED
                                                                  ---------------------------
                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      1998           1997
                                                                  ------------   ------------
                                                                   (IN THOUSANDS, EXCEPT PER
                                                                          SHARE AMOUNTS)
                 Net sales...............................         $    245,139   $    230,019
                 Net income..............................         $      3,787   $     23,883
                 Basic earnings per share................         $       0.08   $       0.49
                 Diluted earnings per share..............         $       0.08   $       0.49

    The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results which may occur in the future.

4. MARKETABLE SECURITIES

                                                        AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                                          COST     GROSS GAIN  GROSS LOSS     VALUE
                                                        ---------  ----------  ----------    --------
                                                                      (IN THOUSANDS)
                 At December 31, 1998:
                 Municipal bonds................        $   1,304  $        3  $       (1)   $  1,306
                 Corporate bonds................            4,718           3         (28)      4,693
                 Common stock...................            9,056       5,357          --      14,413
                 Preferred stock................              197          11          --         208
                                                        ---------  ----------  ----------    --------
                                                        $  15,275  $    5,374  $      (29)   $ 20,620
                                                        =========  ==========  ==========    ========
                 At December 31, 1997:
                 Municipal bonds................        $     824  $        1  $       (2)   $    823
                 Corporate bonds................            2,459           4         (66)      2,397
                 Common stock...................           20,372       1,429      (1,030)     20,771
                 Preferred stock................               47           7          --          54
                                                        ---------  ----------  ----------    --------
                                                        $  23,702  $    1,441  $   (1,098)   $ 24,045
                                                        =========  ==========  ==========    ========

    Scheduled maturities of marketable debt securities at December 31, 1998, are as follows:

                                                     LESS THAN    ONE TO      FIVE TO    MORE THAN
                                                     ONE YEAR   FIVE YEARS   TEN YEARS   TEN YEARS
                                                     ---------  ----------   ---------   ---------
                                                                   (IN THOUSANDS)
                 Municipal bonds............         $     217  $      458   $     105   $     526
                 Corporate bonds............             3,660       1,033          --          --
                                                     ---------  ----------   ---------   ---------
                                                     $   3,877  $    1,491   $     105   $     526
                                                     =========  ==========   =========   =========

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

5. COMPREHENSIVE INCOME (LOSS)

    The components of other comprehensive income (loss) were as follows:

                                                                                FOR THE YEARS ENDED
                                                                      ----------------------------------------
                                                                      DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                                          1998          1997          1996
                                                                      ------------  ------------  ------------
                                                                                   (IN THOUSANDS)
    Unrealized holding gains (losses) arising during the period:
     Unrealized net losses........................................    $    (10,162) $     (1,261) $     (1,701)
     Related tax benefit..........................................           3,861           479           647
                                                                      ------------  ------------  ------------
     Net..........................................................          (6,301)         (782)       (1,054)
                                                                      ------------  ------------  ------------
    Less: Reclassification adjustment for net gains (losses)
     realized on sale of marketable securities during the
     period
     Realized net gains...........................................          15,164         2,216         1,486
     Related tax expense..........................................          (5,762)         (842)         (565)
                                                                      ------------  ------------  ------------
     Net..........................................................           9,402         1,374           921
                                                                      ------------  ------------  ------------
     Total other comprehensive income (loss)......................    $      3,101  $        592  $       (133)
                                                                      ============  ============  ============

6. PROPERTY AND EQUIPMENT

                                                                            DECEMBER 31,  DECEMBER 31,
                                                                                1998          1997
                                                                           -------------  ------------
                                                                                   (IN THOUSANDS)
    Land and improvements.........................................         $       4,274  $      1,733
    Buildings and improvements....................................                19,537        13,040
    Furniture and equipment.......................................                41,626        26,608
    Capitalized equipment leases..................................                 5,050         2,014
                                                                           -------------  ------------
                                                                                  70,487        43,395
    Less accumulated depreciation and amortization:
     Owned property...............................................                29,020        17,502
     Capitalized equipment leases.................................                 1,203           776
                                                                           -------------  ------------
         Property and equipment, net..............................         $      40,264  $     25,117
                                                                           =============  ============

7. INTANGIBLE ASSETS

                                                                         DECEMBER 31,  DECEMBER 31,
                                                                             1998          1997
                                                                        -------------  ------------
                                                                                (IN THOUSANDS)
    Goodwill....................................................        $      70,456  $     44,598
    Noncompete agreements.......................................                7,420         6,925
    Core technology.............................................                4,800         1,100
    Customer base...............................................                8,372         1,100
    Tradename...................................................                8,108         3,700
    Purchased data processing software..........................                9,400         9,400
    Acquired database costs.....................................               19,000        19,000
    Work force costs............................................                1,338            --
    Perpetual software license agreement........................                8,000         8,000
    Software development costs..................................                4,038         1,865
    Consumer database costs.....................................                5,309         3,892
    Deferred financing costs....................................                5,970            --
    Other deferred costs........................................                   --         1,662
                                                                        -------------  ------------
                                                                              152,211       101,242
    Less accumulated amortization...............................               42,833        27,501
                                                                        -------------  ------------
                                                                        $     109,378  $     73,741
                                                                        =============  ============

8. FINANCING ARRANGEMENTS

    Long-term debt consisted of the following:

                                                                                    DECEMBER 31,   DECEMBER 31,
                                                                                        1998           1997
                                                                                    ------------   ------------
                                                                                           (IN THOUSANDS)
9 1/2% Senior Subordinated Notes* ...............................................   $    115,000   $         --
Uncollateralized bank revolving line of credit** ................................             --         78,000
Mortgage note, collateralized by deed of trust. Note bears a fixed interest rate of 7.4% through July 2003, and then will be adjusted to a designated Federal Reserve rate plus 1.75%
 Principal is due August 2008. Interest is payable monthly ......................         10,553             --
State of Connecticut Department of Economic Development note payable. Note bears a fixed interest rate of 5.0%. Note is
 collateralized by certain real property. Principal is due
 November 2003. Interest is payable monthly .....................................            450             --
Uncollateralized note payable for leasehold improvements. Note bears a fixed interest rate of 5.0%. Principal is due September
 2003. Interest is payable monthly ..............................................            478             --
Uncollateralized bank revolving line of credit, provides for
 maximum borrowings of $5 million ...............................................             --          3,000
Capital lease obligations (Note 17) .............................................          1,778          1,000
                                                                                    ------------   ------------
                                                                                         128,259         82,000
Less current portion ............................................................          1,580            716
                                                                                    ------------   ------------
Long-term debt ..................................................................   $    126,679   $     81,284
                                                                                    ============   ============

    The weighted average interest rate on short-term borrowings outstanding as of December 31, 1997 was 6.66%. There were no short-term borrowings outstanding at December 31, 1998.

    Future maturities by calendar year of long-term debt as of December 31, 1998 are as follows (in thousands):

    1999....................................................        $   1,580
    2000....................................................        $   1,534
    2001....................................................        $   1,433
    2002....................................................        $   1,371
    2003....................................................        $   1,220
    Thereafter..............................................        $ 121,121

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

9. INCOME TAXES

    The provision for income taxes on continuing operations consists of the following:

                                                                FOR THE YEARS ENDED
                                                      ----------------------------------------
                                                      DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                          1998          1997          1996
                                                      ------------  ------------  ------------
                                                                   (IN THOUSANDS)
    Current:
     Federal.................................            $ 4,469       $ 9,163       $ 8,782
     State...................................                556           742           925
                                                         -------       -------       -------
                                                           5,025         9,905         9,707
                                                         -------       -------       -------
    Deferred:
     Federal.................................                742        (2,688)       (6,159)
     State...................................                113          (230)         (148)
                                                         -------       -------       -------
                                                             855        (2,918)       (6,307)
                                                         -------       -------       -------
                                                         $ 5,880       $ 6,987       $ 3,400
                                                         =======       =======       =======

    Loss on discontinued operations and abandonment of subsidiary is presented net of income tax benefits of $1.1 million in 1996.

    The effective income tax rate varied from the Federal statutory rate as follows:

                                                                                FOR THE YEARS ENDED
                                                                      ----------------------------------------
                                                                      DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                                          1998          1997          1996
                                                                      ------------  ------------  ------------
                                                                                   (IN THOUSANDS)
     Expected Federal income taxes at statutory rate of
      35%......................................................         $ 2,813       $ (11,490)     $ 3,131
     State taxes, net of Federal effects.......................             435             424          530
     Amortization of nondeductible intangibles.................           1,260             637           29
     In-process research and development.......................           1,342          17,220           --
     Nondeductible expense, nontaxable income and
      other....................................................              30             196         (290)
                                                                        -------       ---------      -------
                                                                        $ 5,880       $   6,987      $ 3,400
                                                                        =======       =========      =======

    The components of the net deferred tax asset (liability) were as follows:

                                                                      DECEMBER 31,   DECEMBER 31,
                                                                          1998           1997
                                                                     -------------   ------------
                                                                           (IN THOUSANDS)
     Deferred tax assets:
      Intangible assets........................................        $      --       $ 2,242
      Accrued vacation.........................................              507           399
      Accrued expenses.........................................            1,710            --
      Other assets.............................................               --           521
                                                                       ---------       -------
                                                                           2,217         3,162
                                                                       ---------       -------
     Deferred tax liabilities:
      Intangible assets........................................           (3,996)           --
      Accounts receivable......................................           (1,667)       (2,876)
      Marketable securities....................................           (2,031)         (130)
      Depreciation.............................................           (1,088)       (1,126)
      Deferred marketing costs.................................           (1,659)       (1,298)
      Prepaid expenses and other assets........................             (141)       (1,092)
                                                                       ---------       -------
                                                                         (10,582)       (6,522)
                                                                       ---------       -------
          Net deferred tax liability...........................        $  (8,365)      $(3,360)
                                                                       =========       =======

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

    Options are generally granted at the stock's fair market value on the date of grant, vest generally over a four or five year period and expire five or six years, respectively, from date of grant. Options issued to shareholders holding 10% or more of the Company's stock are generally issued at 110% of the stock's fair market value on the date of grant and vest over periods ranging from five to six years with early vesting if certain financial goals are met. Certain options issued to directors at the stock's fair market value vested immediately and expire five years from grant date. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards issued in or subsequent to 1996 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                                                FOR THE YEARS ENDED
                                                                   -------------------------------------------
                                                                   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                                       1998            1997           1996
                                                                   ------------    ------------   ------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) -- as reported ...............................   $      2,158    $    (39,816)  $      3,819
Net income (loss) -- pro forma .................................   $       (788)   $    (41,503)  $      3,072
Basic earnings (loss) per share -- as reported .................   $       0.04    $      (0.82)  $       0.09
Diluted earnings (loss) per share -- as reported ...............   $       0.04    $      (0.82)  $       0.09
Basic earnings (loss) per share -- pro forma ...................   $      (0.02)   $      (0.86)  $       0.07
Diluted earnings (loss) per share -- pro forma .................   $      (0.02)   $      (0.86)  $       0.07

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

                                                    DECEMBER 31, 1998          DECEMBER 31, 1997         DECEMBER 31, 1996
                                                 ------------------------   -----------------------    ---------------------
                                                         WEIGHTED                  WEIGHTED                  WEIGHTED
                                                     AVERAGE EXERCISE          AVERAGE EXERCISE          AVERAGE EXERCISE
                                                 ------------------------   -----------------------   ----------------------
                                                   SHARES          PRICE       SHARES        PRICE       SHARES        PRICE
                                                 -----------      -------   ----------      -------   ----------      ------
           Outstanding beginning of period...      7,478,050      $  9.22    5,203,800      $  7.58    2,913,750      $ 5.49
           Granted...........................      1,160,000        11.49    2,799,250        11.81    3,964,000        8.19
           Exercised.........................       (179,428)        6.40     (357,250)        5.87     (705,950)       4.32
           Forfeited/expired.................     (1,364,586)       10.91     (167,750)        8.95     (968,000)       6.00
                                                 -----------      -------   ----------      -------   ----------      ------
           Outstanding end of period.........      7,094,036      $  9.33    7,478,050      $  9.22    5,203,800      $ 7.58
                                                 ===========      =======   ==========      =======   ==========      ======
           Options exercisable at end of
            period...........................      2,809,439      $  8.20    1,344,550      $  7.10      585,050      $ 5.53
                                                 ===========      =======   ==========      =======   ==========      ======
           Shares available for options
            that may be granted..............        777,834                 1,660,000                 2,796,200
                                                 ===========                ==========                ==========
           Weighted-average grant date fair
            value of options, granted during
            the period -- exercise price
            equals stock market price at
            grant............................                     $  3.34                   $  3.30                   $ 2.00
                                                                  =======                   =======                   ======
           Weighted-average grant date fair
            value of options granted during
            the period -- exercise price
            exceeds stock market price at
            grant............................                                                                         $ 2.10
                                                                                                                      ======

    The following table summarizes information about stock options outstanding at December 31, 1998:

                                                          OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                              ---------------------------------------------  --------------------------
                                                               WEIGHTED-
                                                               AVERAGE          WEIGHTED-                   WEIGHTED-
                                                               REMAINING         AVERAGE                     AVERAGE
                                                NUMBER        CONTRACTUAL        EXERCISE       NUMBER       EXERCISE
                  RANGE OF EXERCISE PRICES    OUTSTANDING        LIFE             PRICE      EXERCISABLE      PRICE
                  --------------------------- ----------- -------------------  ------------  -----------   ------------
                  $4.09 to $5.45..........        339,800       0.5 years        $  4.51         339,800     $  4.51
                  $5.45 to $6.82..........        691,500       1.9 years           6.21         422,998        6.12
                  $6.82 to $8.18..........        549,000       1.6 years           7.42         304,000        7.49
                  $8.18 to $9.54..........      2,595,570       2.3 years           8.64       1,229,814        8.67
                  $9.54 to $10.90.........        774,500       3.6 years          10.38          78,496       10.38
                  $10.90 to $12.27........      1,213,666       3.2 years          11.23         284,333       11.17
                  $12.27 to $13.63........        930,000       2.8 years          13.14         149,998       13.19
                                              -----------       ---------        -------     -----------     -------
                  $4.09 to $13.63.........      7,094,036       2.5 years        $  9.33       2,809,439     $  8.20
                                              ===========       =========        =======     ===========     =======

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

14. SUPPLEMENTAL CASH FLOW INFORMATION

    The Company made certain acquisitions in 1998 and 1997 (See Note 3) and assumed liabilities as follows:

                                    1998         1997
                                  ---------    ---------
                                      (IN THOUSANDS)
Fair value of assets ..........   $  58,552    $ 134,555
Cash paid .....................     (31,654)     (84,224)
Common stock issued ...........          --      (29,178)
                                  ---------    ---------
Liabilities assumed ...........   $  26,898    $  21,153
                                  =========    =========

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

    The carrying amounts shown in the following table are included in the consolidated balance sheets under the indicated captions.

                                  DECEMBER 31, 1998     DECEMBER 31, 1997
                                 -------------------   --------------------
                                 CARRYING     FAIR     CARRYING      FAIR
                                  AMOUNT      VALUE     AMOUNT       VALUE
                                 --------   --------   --------    --------
                                            (AMOUNTS IN THOUSANDS)
Financial assets:
 Cash and cash equivalents ...   $ 29,603   $ 29,603   $ 10,653    $ 10,653
 Marketable securities .......     15,275     20,620     23,833      24,045
 Other assets ................      2,000      2,000      2,071       2,000
Financial liabilities:
 Payable to shareholders .....         --         --     (1,871)     (1,871)
 Long-term debt ..............    128,259    105,935    (81,284)    (81,284)
Derivatives:
 Interest rate swaps .........         --         --         --         133

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

17. COMMITMENTS AND CONTINGENCIES

    The Company is committed to pay various individuals under consulting and non-compete agreements in future periods.

    Future payments by calendar year under consulting and non-compete agreements as of December 31, 1998 are as follows (in thousands):

    1999.........................................................      $ 1,844
    2000.........................................................      $ 1,117
    2001.........................................................      $   306

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

    Following is a schedule of the future minimum lease payments as of December 31, 1998:

                                                           CAPITAL    OPERATING
                                                           -------    ---------
                                                             (IN THOUSANDS)
     1999............................................      $   814    $   3,806
     2000............................................          549        2,337
     2001............................................          353        1,978
     2002............................................          195        1,746
     2003............................................           --        1,386
                                                           -------    ---------
     Total future minimum lease payments.............        1,911    $  11,253
                                                                      =========
     Less amounts representing interest..............          133
                                                           -------
     Present value of net minimum lease payments.....      $ 1,778
                                                           =======

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

18. ACQUISITION COSTS, IN-PROCESS RESEARCH AND DEVELOPMENT AND RESTRUCTURING CHARGES

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

    The small business and large business segments reflect actual net sales, direct order production, and identifiable direct sales and marketing costs related to their operations. The remaining indirect costs are presented as a reconciling item in Corporate Activities.

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

    The following tables summarize certain segment information:

                                                   FOR THE YEAR ENDED DECEMBER 31, 1998
                                             ----------------------------------------------
                                              SMALL      LARGE     CORPORATE   CONSOLIDATED
                                             BUSINESS   BUSINESS   ACTIVITIES     TOTAL
                                             --------   --------   ----------  ------------
                                                             (IN THOUSANDS)
Net sales ................................   $129,973   $ 98,705   $       --  $    228,678
Provision for litigation settlement ......         --         --        4,500         4,500
Acquisition-related and restructuring
 Charges .................................         --         --       10,093        10,093
Operating income (loss) ..................     54,660     39,671      (91,761)        2,570
Investment income ........................         --         --       16,628        16,628
Interest expense .........................         --         --        9,160         9,160
Income  (loss)  before  income taxes and
 discontinued operations .................     54,660     39,671      (86,293)        8,038

                                                   FOR THE YEAR ENDED DECEMBER 31, 1997
                                             ----------------------------------------------
                                              SMALL      LARGE     CORPORATE   CONSOLIDATED
                                             BUSINESS   BUSINESS   ACTIVITIES     TOTAL
                                             --------   --------   ----------  ------------
                                                             (IN THOUSANDS)
Net sales ...............................    $116,333   $ 76,994   $       --  $    193,327
Acquisition-related and restructuring
 Charges ................................          --         --       56,098        56,098
Operating income (loss) .................      50,462     35,688     (118,629)      (32,479)
Investment income .......................          --         --        3,748         3,748
Interest expense ........................          --         --        4,098         4,098
Income (loss) before income taxes and
 discontinued operations ................      50,462     35,688     (118,979)      (32,829)

                                                   FOR THE YEAR ENDED DECEMBER 31, 1996
                                             ----------------------------------------------
                                              SMALL      LARGE     CORPORATE   CONSOLIDATED
                                             BUSINESS   BUSINESS   ACTIVITIES     TOTAL
                                             --------   --------   ----------  ------------
                                                             (IN THOUSANDS)
Net sales ...............................    $ 87,431   $ 20,867   $       --  $    108,298
Acquisition-related and restructuring
 Charges ................................          --         --       10,000        10,000
Operating income (loss) .................      37,972      9,865      (40,932)        6,905
Investment income .......................          --         --        3,194         3,194
Interest expense ........................          --         --          209           209
Income (loss) before income taxes
and discontinued operations .............      37,972      9,865      (38,890)        8,947

                          infoUSA INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                     ADDITIONS
                                                              --------------------------
                                                 BALANCE AT   CHARGED TO                                BALANCE AT
                                                  BEGINNING    COSTS AND    CHARGED TO                    END OF
                          DESCRIPTION             OF PERIOD    EXPENSES   OTHER ACCOUNTS   DEDUCTIONS     PERIOD
                -----------------------------    ----------   ----------  --------------   ----------   ----------
                Allowance for doubtful accounts
                 receivable:.................                                                    (A)
                 December 31, 1996...........      $1,024      $  1,485            $364*    $  1,284      $1,589
                 December 31, 1997...........      $1,589      $  1,272            $961*    $  2,387      $1,435
                 December 31, 1998...........      $1,435      $  4,388            $578*    $  3,701      $2,700
                Allowance for sales returns:.                                                    (B)
                 December 31, 1996...........      $  800      $  3,401            $929*    $  3,995      $1,135
                 December 31, 1997...........      $1,135      $  7,748          $2,477*    $  6,782      $4,578
                 December 31, 1998...........      $4,578      $ 15,693              $--    $ 15,682      $4,589

----------

 *  Recorded as a result of acquisitions

(A)  Charge-offs during the period indicated

(B)  Returns processed during the period indicated

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           infoUSA INC.

                           By:  /s/ STORMY L. DEAN
                               ---------------------------------------------
                                             Stormy L. Dean
                              Controller and Acting Chief Financial Officer (principal accounting and financial officer)

Dated: March 17, 2000


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Amendment to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                            TITLE                          DATE
---------------------------       -----------------------------          ------------
/s/ VINOD GUPTA                   Chairman of the Board and Chief        March 17, 2000
---------------------------        Executive Officer (principal
Vinod Gupta                        executive officer)


/s/ STORMY L. DEAN                Controller and Acting Chief            March 17, 2000
---------------------------        Financial Officer (principal
Stormy L. Dean                     accounting officer and principal
                                   financial officer)


/s/                               Director                               March 17, 2000
---------------------------
Charles Fote

/s/                               Director                               March 17, 2000
---------------------------
Ben Nelson

/s/ GEORGE F. HADDIX              Director                               March 17, 2000
---------------------------
George F. Haddix

/s/ ELLIOT S. KAPLAN              Director                               March 17, 2000
---------------------------
Elliot S. Kaplan

/s/ HAROLD ANDERSEN               Director                               March 17, 2000
---------------------------
Harold Andersen

/s/ PAUL A. GOLDNER               Director                               March 17, 2000
---------------------------
Paul A. Goldner

By: /s/ STORMY L. DEAN
---------------------------
Stormy L. Dean
Attorney-in-fact

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
  NO.                          DESCRIPTION
-------                        -----------
 23.1               Accountants' Consent

 23.2               Consent of Independent Accountants