Form 10-Q/A
period 1999-03-31
INFOUSA INC
filed 2000-03-17
CIK 879437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q /A

    X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-------- Exchange Act of 1934

For the quarterly period ended March 31, 1999 or

         Transition report pursuant to Section 13 or 15(d) of the Securities -------- Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number      0-19598
                         ------------

                                  infoUSA INC.
--------------------------------------------------------------------------------
               (exact name of registrant specified in its charter)

         DELAWARE                                       47-0751545
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                    Identification Number)

    5711 SOUTH 86TH CIRCLE, OMAHA, NEBRASKA               68127
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    (402) 593-4500
                                                     ----------------

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

    PART I -  FINANCIAL INFORMATION

              Item 1. Consolidated Balance Sheets as of March 31, 1999 and
              December 31, 1998

              Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998

              Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998

              Notes to Consolidated Financial Statements

              Item 2. Management's Discussion and Analysis of Results of
              Operations

              Item 3. Quantitative and Qualitative Disclosures about Market Risk

    PART II - OTHER INFORMATION

              Item 6. Exhibits and Reports on Form 8-K

              Signatures

              Index to Exhibits

                                  infoUSA INC.

                                    Form 10-Q

                                 For the Quarter
                              Ended March 31, 1999

                                     PART I

                     FINANCIAL INFORMATION AND MANAGEMENT'S
                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          infoUSA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                      MARCH 31,   DECEMBER 31,
                                                                        1999          1998
                                                                    ------------   ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents.....................................      $ 29,763       $ 29,603
  Marketable securities.........................................        23,177         20,620
  Trade accounts receivable, net of allowances of $5,177 and
     $7,289, respectively.......................................        37,659         40,126
  List brokerage trade accounts receivable......................        12,921         17,831
  Income taxes receivable.......................................            --          3,387
  Prepaid expenses..............................................         3,061          2,371
  Deferred marketing costs......................................         4,166          4,365
                                                                      --------       --------
          Total current assets..................................       110,747        118,303
                                                                      --------       --------
Property and equipment, net.....................................        41,713         40,264
Intangible assets, net of accumulated amortization..............       103,693        109,378
Other assets....................................................         4,343          2,828
                                                                      --------       --------
                                                                      $260,496       $270,773
                                                                      ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.............................      $  2,318       $  1,580
  Accounts payable..............................................         7,476          7,226
  List brokerage trade accounts payable.........................        15,160         18,847
  Accrued payroll expenses......................................         3,180          2,830
  Accrued expenses..............................................         7,707         12,465
  Income taxes payable..........................................           265             --
  Deferred revenue..............................................         4,279          4,534
  Deferred income taxes.........................................         5,614            664
                                                                      --------       --------
          Total current liabilities.............................        45,999         48,146
                                                                      --------       --------
Long-term debt, net of current portion..........................       118,853        126,679
Deferred income taxes...........................................         5,209          7,701
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000 shares;
     none issued or outstanding.................................            --             --
Class A common stock, $.0025 par value. Authorized 220,000,000
     shares;   24,689,831  shares  issued  and  24,228,831  shares
     outstanding at March 31, 1999 and 24,689,761 shares issued
     and  24,581,261 shares outstanding at December 31, 1998......          62             62
Class B common stock, $.0025 par value. Authorized 75,000,000 shares; 24,854,919 shares issued and 23,907,919 shares
   outstanding at March 31, 1999 and 24,854,989 shares issued
   and 24,655,489 shares outstanding at December 31, 1998.......            62             62
  Paid-in capital...............................................        72,476         72,476
  Retained earnings.............................................        21,597         15,284
  Treasury stock,  at cost,  461,000 shares of Class A common stock and 947,000  shares of Class B common  stock held at March 31, 1999, and 108,500  shares of Class A common  stock and  199,500  shares of
  Class B common stock held at December 31, 1998................        (9,504)        (2,951)
 Accumulated other comprehensive income.........................         5,742          3,314
                                                                      --------       --------
          Total stockholders' equity............................        90,435         88,247
                                                                      --------       --------
                                                                      $260,496       $270,773
                                                                      ========       ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

       infoUSA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                             FOR THE QUARTERS ENDED
                                             ----------------------
                                             MARCH 31,   MARCH 31,
                                                1999        1998
                                              --------    --------
Net sales .................................   $ 55,520    $ 55,380
Costs and expenses:
  Database and production costs ..........      16,176      15,405
  Selling, general and administrative.....      22,336      23,394
  Depreciation and amortization ..........       6,033       6,870
  Acquisition costs ......................          --       3,243
  In-process research and development.....          --       3,834
  Restructuring charges ..................          --       1,400
                                              --------    --------
                                                44,545      54,146
                                              --------    --------
Operating income .........................      10,975       1,234
Other income (expense):
  Investment income ......................       2,484         996
  Interest expense .......................      (3,114)     (1,279)
                                              --------    --------
Income before income taxes and
  extraordinary item .....................      10,345         951
Income taxes .............................       4,160       2,058
                                              --------    --------
Income (loss) before extraordinary
  item ...................................       6,185      (1,107)
Extraordinary item, net of tax ...........         128          --
                                              --------    --------
Net income (loss) ........................    $  6,313    $ (1,107)
                                              ========    ========



BASIC EARNINGS PER SHARE:

  Income (loss) before extraordinary
     item ................................    $   0.13    $  (0.02)
  Extraordinary item .....................          --          --
                                              --------    --------
  Net income (loss) ......................    $   0.13    $  (0.02)
                                              ========    ========
  Weighted average shares outstanding.....      48,602      49,395
                                              ========    ========
DILUTED EARNINGS PER SHARE:

  Income (loss) before extraordinary
     item ................................    $   0.13    $  (0.02)
  Extraordinary item .....................          --          --
                                              --------    --------
  Net income (loss) ......................    $   0.13    $  (0.02)
                                              ========    ========
  Weighted average shares outstanding.....      48,662      49,395
                                              ========    ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         FOR THE QUARTERS ENDE
                                                         ---------------------
                                                          MARCH 31,   MARCH 31,
                                                            1999        1998
                                                          --------    --------

Cash flows from operating activities:
  Net income (loss) ...................................   $  6,313    $ (1,107)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization ....................      6,033       6,870
     Deferred income taxes ............................        581      (2,096)
     Net realized gains on sale of
       marketable securities investments ..............     (2,025)       (985)
     Acquisition costs ................................         --       3,243
     In-process research and development ..............         --       3,834
     Restructuring charges ............................         --       1,400
     Changes in assets and  liabilities, net of
       effect of acquisitions:
       Trade accounts receivable ......................      3,065         796
       List brokerage trade accounts receivable .......      4,910          --
       Prepaid expenses and other assets ..............     (1,446)        (57)
       Deferred marketing costs .......................        199        (610)
       Accounts payable ...............................        250        (399)
       List brokerage trade accounts payable ..........     (3,408)         --
       Income taxes receivable and payable ............      3,652       2,267
       Accrued expenses and other liabilities .........     (4,663)     (4,133)
                                                          --------    --------
          Net cash provided by operating
            activities ................................     13,461       9,023
                                                          --------    --------
Cash flows from investing activities:
  Proceeds from sales of marketable securities ........      8,587       1,166
  Purchases of marketable securities ..................     (4,153)       (786)
  Purchases of property and equipment .................       (700)     (2,966)
  Acquisitions of businesses ..........................         --     (18,368)
  Consumer database costs .............................         --        (698)
  Software development costs ..........................     (1,413)     (1,084)
                                                          --------    --------
          Net cash provided by (used in)
            investing activities ......................      2,321     (22,736)
                                                          --------    --------
Cash flows from financing activities:
  Repayment of long-term debt .........................       (550)     (2,167)
  Proceeds from long-term debt ........................         --      19,000
  Acquisitions of treasury stock ......................     (6,553)         --
  Repurchase of senior subordinated notes .............     (8,370)         --
  Proceeds from exercise of stock options .............         --         726
                                                          --------    --------
          Net cash provided by (used in) financing
            activities ................................    (15,473)     17,559
                                                          --------    --------
Effect of exchange rate fluctuations on cash ..........       (149)         --
                                                          --------    --------
Net increase in cash and cash
  equivalents .........................................        160       3,846
Cash and cash equivalents, beginning ..................     29,603      10,653
                                                          --------    --------
Cash and cash equivalents, ending .....................   $ 29,763    $ 14,499
                                                          ========    ========

Supplemental cash flow information:
  Interest paid .......................................   $    776    $  1,426
                                                          ========    ========

  Income taxes paid ...................................   $      7    $  1,794
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

                                                   FOR THE QUARTERS ENDED
                                                   ----------------------
                                                   MARCH 31,   MARCH 31,
                                                      1999       1998
                                                   --------   -----------
                                                      (IN THOUSANDS)
Weighted average number of shares outstanding
   used in basic EPS .............................   48,602        49,395

Net additional common equivalent shares
   outstanding after assumed exercise of stock
   options .......................................       60            --
                                                     ------     ---------
Weighted average number of shares outstanding
   used in diluted EPS ...........................   48,662        49,395
                                                     ======     =========


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

 The following table summarizes segment information:

                                                          FOR THE QUARTER ENDED MARCH 31, 1999
                                             --------------------------------------------------------------
                                                SMALL            LARGE        CORPORATE      CONSOLIDATED
                                              BUSINESS         BUSINESS      ACTIVITIES          TOTAL
                                             ------------   -------------  --------------  --------------
                                                                    (IN THOUSANDS)

Net sales ................................   $     33,178   $     22,342   $         --    $     55,520
Operating income (loss) ..................         16,676         10,287        (15,988)         10,975
Investment income ........................             --             --          2,484           2,484
Interest expense .........................             --             --          3,114           3,114
Income (loss) before income taxes and
  extraordinary item .....................         16,676         10,287        (16,618)         10,345


                                                          FOR THE QUARTER ENDED MARCH 31, 1998
                                             --------------------------------------------------------------
                                                SMALL            LARGE        CORPORATE      CONSOLIDATED
                                              BUSINESS         BUSINESS      ACTIVITIES          TOTAL
                                             ------------   -------------  --------------  --------------
                                                                    (IN THOUSANDS)

Net sales ................................   $     34,817   $     20,563   $         --    $     55,380
Acquisition costs ........................             --             --          3,243           3,243
In-process research and development ......             --             --          3,834           3,834
Restructuring charges ....................             --             --          1,400           1,400
Operating income (loss) ..................         16,984          7,018        (22,768)          1,234
Investment income ........................             --             --            996             996
Interest expense .........................             --             --          1,279           1,279
Income (loss) before income taxes and
  extraordinary item .....................         16,984          7,018        (23,051)            951


4. COMPREHENSIVE INCOME

   Comprehensive income, including the components of other comprehensive income, is as follows:

                                                 FOR THE QUARTERS ENDED
                                                 ----------------------
                                                  MARCH 31,   MARCH 31,
                                                    1999        1998
                                                  --------    --------
                                                      (IN THOUSANDS)

Net income (loss) .............................   $  6,313    $ (1,107)
Other comprehensive income (loss):
  Unrealized gain (loss)from investments:
    Unrealized gains ..........................      3,733      16,082
    Related tax expense .......................     (1,799)     (6,111)
                                                  --------    --------
    Net .......................................      2,314       9,971
                                                  --------    --------

  Reclassification adjustment for net gains
    (losses)realized on sale of  marketable
    securities:
    Unrealized gains (losses) .................      1,206         (60)
    Related tax expense .......................       (458)         23
                                                  --------    --------
    Net .......................................        748         (37)
                                                  --------    --------

  Foreign currency translation adjustments ....       (634)         --
                                                  --------    --------
Total other comprehensive income ..............      2,428       9,934
                                                  --------    --------
Comprehensive income ..........................   $  8,741    $  8,827
                                                  ========    ========

     The components of accumulated other comprehensive income is as follows:

                                    FOREIGN                     ACCUMULATED
                                   CURRENCY      UNREALIZED        OTHER
                                  TRANSLATION     GAINS ON     COMPREHENSIVE
                                  ADJUSTMENTS    SECURITIES       INCOME
                                 ------------   ------------   ------------
                                               (IN THOUSANDS)

Balance at March 31, 1999 ....   $       (634)  $      6,376   $      5,742
                                 ============   ============   ============

Balance at March 31, 1998 ....   $         --   $      3,314   $      3,314
                                 ============   ============   ============

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


                                                                FOR THE QUARTERS ENDED
                                                                      MARCH 31,
CONSOLIDATED STATEMENT OF OPERATIONS DATA:                      ---------------------
                                                                  1999         1998
                                                                --------     --------

Net sales ...................................................        100%         100%
Costs and expenses:
  Database and production costs .............................         29           28
  Selling, general and administrative .......................         40           42
  Depreciation and amortization .............................         11           12
  Acquisition-related and restructuring charges .............         --           15
                                                                --------     --------
     Total costs and expenses ...............................         80           98
                                                                --------     --------
Operating income ............................................         20            2
Other income (expense), net .................................         (1)          (1)
                                                                --------     --------
Income before income taxes and extraordinary item ...........         19            2
Income taxes ................................................          8            4
                                                                --------     --------
Income (loss) before extraordinary item .....................         11           (2)
Extraordinary item, net of tax ..............................         --           --
                                                                --------     --------
Net income (loss) ...........................................         11%          (2)%
                                                                ========     ========

OTHER DATA:

     SALES BY SEGMENT :

       Small business .......................................   $   33.2     $   34.8
       Large business .......................................       22.3         20.6
                                                                --------     --------
       Total ................................................   $   55.5     $   55.4
                                                                ========     ========

     SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:

       Small business .......................................         60%          63%
       Large business .......................................         40           37
                                                                --------     --------
       Total ................................................        100%         100%
                                                                ========     ========

       Earnings  before  interest,  taxes, depreciation and
       amortization (EBITDA), as adjustment (1)..............
                                                                $ 17,008     $ 11,938
                                                                ========     ========

     EBITDA, as adjusted as a percentage of net sales .......         31%          22%
                                                                ========     ========

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

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

Net Sales

    Net sales for the quarter ended March 31, 1999 were $55.5 million, essentially unchanged from $55.4 million for the same period in 1998. Net sales of the small business segment for the first quarter of 1999 were $33.2 million, a 5% decrease from $34.8 million for the same period in 1998. Included in the small business segment are net sales of consumer CD-ROM products, which decreased during the first quarter of 1999 from the same period in 1998. The Company has experienced a decline in general market conditions and reduced demand for the product. The decline is due to customers using new distribution channels, primarily the Internet, for obtaining certain information also contained on the Company's CD-Rom's. The demand for 1998 product lines is expected to be affected by new distribution channels in the future and therefore related sales are expected to remain at declined levels. The decrease in net sales of consumer CD-ROM products was partially offset by an increase in the sales of other sales leads generation products, including the sale of the Company's products via the Internet, by the small business and consumer group during the same periods. Net sales of the large business segment for the first quarter of 1999 were $22.3 million, an 8% increase from $20.6 million in the first quarter of 1998. The large business segment included data processing services sales of $14.5 million during the first quarter 1999, compared to $12.6 million during the first quarter 1998. The increase in data processing services sales is due to the acquisition of Walter Karl in March 1998, and due to increased sales of data processing services by the Company's National Accounts sales force. During late 1998, a significant data processing services customer notified the Company that it intended to perform the same processing in-house. The Company recorded sales of $14.6 million in 1998 from data processing services provided to this customer. The customer represented 6% of total net sales during fiscal year 1998. During the first quarter of 1999, the customer transferred a significant portion of the business in-house. As a result, sales of data processing services may decline in 1999 compared to 1998.

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

Acquisition Costs

    For 1998, included in acquisition costs in the accompanying consolidated statement of operations are: $2.6 million of costs associated with the Company's bid to acquire Metromail Corporation and $0.6 million associated with the Company's offering to sell Class A Common Stock which was not completed.

In-process Research and Development

    During 1998, the Company wrote off purchased in-process research and development costs (purchased IPR&D) of $3.8 million for Walter Karl.

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

    Operating income for the small business segment for the first quarter of 1999 was $16.7 million, or 50% of net sales, as compared to $17.0 million, or 49% of net sales for the same period in 1998. Factors contributing to the increase in operating income as a percentage of net sales are described in the section "Selling, general and administrative expenses."

    Operating income for the large business segment for the first quarter of 1999 was $10.3 million, or 46% of net sales, as compared to $7.0 million, or 34% of net sales for the same period in 1998. Factors contributing to the increase in operating income as a percentage of net sales are described in the section "Selling, general and administrative expenses."

Other Income (Expense), Net

    Other income (expense), net for the first quarter of 1999 was $(0.6) million compared to $(0.3) million for the same period in 1998. Interest expense for the first quarter of 1999 was $3.1 million, or 6% of net sales, compared to $1.3 million, or 2% of net sales for the same period in 1998. The increase in interest expense is primarily the result of servicing debt under the Company's
9 1/2% Senior Subordinated Notes Due 2008. Investment income for the first quarter 1999 was $2.5 million, or 5% of net sales, compared to $1.0 million, or 2% of net sales, for the same period in 1998. The Company recorded realized gains on the sale of marketable securities totaling $2.0 million and $1.0 million during the first quarter of 1999 and 1998, respectively.

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

EBITDA, as adjusted

    Excluding the purchased in-process research and development charge previously described, the Company's EBITDA, as adjusted, was $17.0 million, or 31% of net sales, during the first quarter 1999, compared to $11.9 million, or 22% of net sales, during the same period in 1998.

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

                                  infoUSA INC.

Date:    March 17, 2000            /s/ STORMY L. DEAN
                                   ------------------------------------
                                   Stormy L. Dean,
                                   Controller and Acting Chief Financial Officer
                                   (principal financial officer)

                                INDEX TO EXHIBITS



EXHIBIT NO.         DESCRIPTION
-----------         -----------

27*                 Financial Data Schedule



* previously filed