Form 10-Q/A
period 1999-06-30
INFOUSA INC
filed 2000-03-17
CIK 879437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q / A

   X     Quarterly Report pursuant to Section 13 or 15(d) of the - Securities
Exchange Act of 1934

For the quarterly period ended June 30, 1999 or

         Transition report pursuant to Section 13 or 15(d) of the - Securities Exchange Act of 1934

For the transition period from  ________ to ________

Commission File Number    0-19598

                                  infoUSA INC.
            -------------------------------------------------------
               (exact name of registrant specified in its charter)

              DELAWARE                                47-0751545
  -------------------------------      ---------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification Number)
  incorporation or organization)


   5711 SOUTH 86TH CIRCLE, OMAHA, NEBRASKA                       68127
  -----------------------------------------                 --------------
   (Address of principal executive offices)                    (Zip Code)

  Registrant's telephone number, including area code        (402) 593-4500
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

               Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998

               Notes to Consolidated Financial Statements

               Item 2. Management's Discussion and Analysis of Results of Operations

               Item 3. Quantitative and Qualitative Disclosures about Market
               Risk


             PART II - OTHER INFORMATION

               Item 4. Submission of Matters to a Vote of Security Holders

               Item 5. Other Information

               Item 6. Exhibits and Reports on Form 8-K

               Signature

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

                              FOR THE QUARTER ENDED

                                  JUNE 30, 1999

                                     PART I

                            FINANCIAL INFORMATION AND
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          infoUSA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                            JUNE 30, 1999       DECEMBER 31, 1998
                                                                            ----------------    -----------------
                                 ASSETS

         Current assets:
           Cash and cash equivalents.................................               $ 38,489            $ 29,603
           Marketable securities.....................................                 15,290              20,620
           Trade accounts receivable, net of allowances of $4,013 and
             $7,289, respectively....................................                 43,364              40,126
           List brokerage trade accounts receivable..................                 11,167              17,831
           Income taxes receivable...................................                    147               3,387
           Prepaid expenses..........................................                  3,727               2,371
           Deferred marketing costs..................................                  3,784               4,365
                                                                                    --------            --------
                   Total current assets..............................                115,968             118,303
                                                                                    --------            --------
         Property and equipment, net.................................                 42,212              40,264
         Intangible assets, net of accumulated amortization..........                102,484             109,378
         Other assets................................................                  3,529               2,828
                                                                                    --------            --------
                                                                                    $264,193            $270,773
                                                                                    ========            ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
           Current portion of long-term debt.........................               $  2,550            $  1,580
           Accounts payable..........................................                  5,745               7,226
           List brokerage trade accounts payable.....................                 12,225              18,847
           Accrued payroll expenses..................................                  5,455               2,830
           Accrued expenses..........................................                  4,995              12,465
           Deferred revenue..........................................                  5,661               4,534
           Deferred income taxes.....................................                  5,728                 664
                                                                                    --------            --------
                   Total current liabilities.........................                 42,359              48,146
                                                                                    --------            --------
         Long-term debt, net of current portion......................                118,498             126,679
         Deferred income taxes.......................................                  6,540               7,701
         Commitments and contingencies
         Stockholders' equity:
           Preferred stock, $.0025 par value. Authorized 5,000,000
             shares; none issued or outstanding......................                     --                  --
           Class A common stock, $.0025 par value. Authorized
             220,000,000 shares; 24,786,246 shares issued and
             24,325,246 outstanding at June 30, 1999 and 24,689,761
             shares issued and 24,581,261 outstanding at December 31,
             1998....................................................                     62                  62
           Class B common stock, $.0025 par value. Authorized
             75,000,000 shares; 24,951,254 shares issued and
             24,004,254 shares outstanding at June 30, 1999 and
             24,854,989 shares issued and 24,655,489 shares
             outstanding at December 31, 1998........................                     62                  62
           Paid-in capital...........................................                 73,355              72,476
           Retained earnings.........................................                 27,282              15,284
           Treasury stock, at cost, 446,232 shares of Class A common
            stock and 947,000 shares of Class B common stock held at
            June 30, 1999, and 108,500 shares of Class A common
            stock and 199,500 shares of Class B common stock held at
            December 31, 1998........................................                 (9,442)             (2,951)
           Accumulated other comprehensive income....................                  5,477               3,314
                                                                                    --------            --------
                   Total stockholders' equity........................                 96,796              88,247
                                                                                    --------            --------
                                                                                    $264,193            $270,773
                                                                                    ========            ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30,                 JUNE 30,
                                              1999         1998         1999         1998
                                            ---------    ---------    ---------    ---------
Net sales ...............................   $  57,573    $  62,076    $ 113,093    $ 117,456
Costs and expenses:
  Database and production costs .........      17,114       16,086       33,290       31,491
  Selling, general and administrative ...      23,762       27,103       46,098       50,497
  Depreciation and amortization .........       5,694        6,384       11,727       13,254
  Acquisition costs .....................          --          400           --        3,643
  In-process research and development ...          --           --           --        3,834
  Restructuring charges .................          --           --           --        1,400
                                            ---------    ---------    ---------    ---------
                                               46,570       49,973       91,115      104,119
                                            ---------    ---------    ---------    ---------
Operating income ........................      11,003       12,103       21,978       13,337
Other income (expense):
  Investment income .....................       1,704       15,098        4,188       16,094
  Interest expense ......................      (2,934)      (1,865)      (6,048)      (3,144)
                                            ---------    ---------    ---------    ---------
Income before income taxes and
  extraordinary item ....................       9,773       25,336       20,118       26,287
Income taxes ............................       4,088        9,964        8,248       12,022
                                            ---------    ---------    ---------    ---------
Income before extraordinary item ........       5,685       15,372       11,870       14,265
Extraordinary item, net of tax ..........          --           --          128           --
                                            ---------    ---------    ---------    ---------
Net income ..............................   $   5,685    $  15,372    $  11,998    $  14,265
                                            =========    =========    =========    =========


BASIC EARNINGS PER SHARE:

  Income before extraordinary item ......   $    0.12    $    0.31    $    0.25    $    0.29
  Extraordinary item ....................          --           --           --           --
                                            ---------    ---------    ---------    ---------
  Net income ............................   $    0.12    $    0.31    $    0.25    $    0.29
                                            =========    =========    =========    =========

  Weighted average shares outstanding....      48,233       49,607       48,417       49,298
                                            =========    =========    =========    =========

DILUTED EARNINGS PER SHARE:

  Income before extraordinary item ......   $    0.12    $    0.30    $    0.25    $    0.28
  Extraordinary item ....................          --           --           --           --
                                            ---------    ---------    ---------    ---------
  Net income ............................   $    0.12    $    0.30    $    0.25    $    0.28
                                            =========    =========    =========    =========

  Weighted average shares outstanding ...      48,307       51,226       48,465       50,754
                                            =========    =========    =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                          1999         1998
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................   $  11,998    $  14,265
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization .................      11,728       13,254
      Deferred income taxes .........................       2,189        4,985
      Net realized gains on sale of
        marketable securities investments ...........      (3,373)     (17,604)
      Impairment of other assets ....................          --        2,000
      Acquisition costs .............................          --        3,643
      In-process research and development ...........          --        3,834
      Restructuring charges .........................          --        1,400
      Changes in assets and liabilities, net of
        effect of acquisitions:
          Trade accounts receivable .................      (2,633)      (4,130)
          List brokerage trade accounts
            receivable ..............................       6,664           --
          Prepaid expenses and other assets .........      (1,298)      (1,296)
          Deferred marketing costs ..................         581       (3,177)
          Accounts payable ..........................      (1,481)      (3,903)
          List brokerage trade accounts payable .....      (6,343)          --
          Income taxes receivable and payable .......       3,240       (1,852)
          Accrued expenses and other liabilities ....      (3,718)     (13,242)
                                                        ---------    ---------
            Net cash provided by (used in)
              operating activities ..................      17,554       (1,823)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of marketable securities ......      17,338       36,392
  Purchases of marketable securities ................      (4,184)      (5,727)
  Purchases of property and equipment ...............      (2,342)     (10,402)
  Acquisitions of businesses ........................      (1,536)     (31,595)
  Consumer database costs ...........................          --       (1,133)
  Software development costs ........................      (2,929)      (2,717)
  Other .............................................         531           --
                                                        ---------    ---------
          Net cash provided by (used in)
            investing activities ....................       6,878      (15,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt .......................      (1,213)    (110,367)
  Proceeds from long-term debt ......................          --      144,000
  Acquisitions of treasury stock ....................      (6,553)          --
  Deferred financing costs ..........................        (103)      (5,253)
  Repurchase of senior subordinated notes ...........      (8,370)          --
  Proceeds from exercise of stock options ...........         842          770
  Tax benefit related to employee stock options .....          --          401
                                                        ---------    ---------
          Net cash provided by (used in)
            financing activities ....................     (15,397)      29,551
  Effect of exchange rate fluctuations on cash ......        (149)          --
                                                        ---------    ---------

Net increase in cash and cash equivalents ...........       8,886       12,546
Cash and cash equivalents, beginning ................      29,603       10,653
                                                        ---------    ---------
Cash and cash equivalents, ending ...................   $  38,489    $  23,199
                                                        =========    =========


Supplemental cash flow information:
  Interest paid .....................................   $   6,220    $   3,110
                                                        =========    =========

  Income taxes paid .................................   $   2,891    $   8,518
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

                                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                    JUNE 30,              JUNE 30,
                                                                 1999       1998       1999       1998
                                                               --------   --------   --------   --------
Weighted average number of shares outstanding ..............     48,233     49,607     48,417     49,298
  used in basic EPS
Net additional common stock equivalent shares
  outstanding after assumed exercise of stock options ......         74      1,619         48      1,456
                                                               --------   --------   --------   --------
Weighted average number of shares outstanding
  used in diluted EPS ......................................     48,307     51,226     48,465     50,754
                                                               ========   ========   ========   ========

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

    The following table summarizes segment information:

                                                               FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                                   ------------------------------------------------------------
                                                       SMALL           LARGE         CORPORATE     CONSOLIDATED
                                                      BUSINESS        BUSINESS        ACTIVITIES      TOTAL
                                                   -------------- ---------------  --------------- ------------
                                                                             (IN THOUSANDS)
                 Net sales.....................       $ 32,894        $24,679          $     --        $57,573
                 Operating income (loss).......         14,962         11,883           (15,842)        11,003
                 Investment income.............             --             --             1,704          1,704
                 Interest expense..............             --             --             2,934          2,934
                 Income (loss) before income
                 taxes and extraordinary item..         14,962         11,883           (17,072)         9,773


                                                               FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                                   ------------------------------------------------------------
                                                       SMALL           LARGE         CORPORATE     CONSOLIDATED
                                                      BUSINESS        BUSINESS        ACTIVITIES      TOTAL
                                                   -------------- ---------------  --------------- ------------
                                                                             (IN THOUSANDS)
                 Net sales....................       $ 36,658        $25,418          $     --        $62,076
                 Acquisition costs............             --             --               400            400
                 Operating income (loss)......         15,867          9,434           (13,198)        12,103
                 Investment income............             --             --            15,098         15,098
                 Interest expense.............             --             --             1,865          1,865
                 Income before income taxes
                  and extraordinary item......         15,867          9,434                35         25,336


                                                               FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                                   ------------------------------------------------------------
                                                       SMALL           LARGE         CORPORATE     CONSOLIDATED
                                                      BUSINESS        BUSINESS        ACTIVITIES      TOTAL
                                                   -------------- ---------------  --------------- ------------
                                                                             (IN THOUSANDS)
                 Net sales.........................   $ 66,022        $47,071         $     --      $ 113,093
                 Operating income (loss)...........     31,632         22,221          (31,875)        21,978
                 Investment income.................         --             --            4,188          4,188
                 Interest expense..................         --             --            6,048          6,048
                 Income (loss) before income taxes
                   and extraordinary item..........     31,632         22,221          (33,735)        20,118


                                                                 FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                                     ------------------------------------------------------------
                                                         SMALL           LARGE         CORPORATE     CONSOLIDATED
                                                        BUSINESS        BUSINESS        ACTIVITIES      TOTAL
                                                     -------------- ---------------  --------------- ------------
                                                                               (IN THOUSANDS)
                 Net sales.........................    $ 71,403        $46,053         $     --        $ 117,456
                 Acquisition costs.................          --             --            3,643            3,643
                 In-process research and
                   development.....................          --             --            3,834            3,834
                 Restructuring charges.............          --             --            1,400            1,400
                 Operating income (loss)...........      32,851         16,526          (36,040)          13,337
                 Investment income.................          --             --           16,094           16,094
                 Interest expense..................          --             --            3,144            3,144
                 Income (loss) before income taxes
                   and extraordinary item..........      32,851         16,526          (23,090)          26,287

4.       COMPREHENSIVE INCOME

    Comprehensive income (loss), including the components of other comprehensive income (loss), is as follows:

                                                                FOR THE THREE           FOR THE SIX
                                                                MONTHS ENDED            MONTHS ENDED
                                                            --------------------    --------------------
                                                            JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                              1999        1998        1999        1998
                                                            --------    --------    --------    --------
                                                                            (IN THOUSANDS)
Net income ..............................................   $  5,685    $ 15,372    $ 11,998    $ 14,265
Other comprehensive income (loss):
  Unrealized gain (loss) from investments:
    Unrealized gains (losses) ...........................       (595)    (16,498)      2,908      15,842
    Related tax expense .................................        226       6,046      (1,105)     (6,020)
                                                            --------    --------    --------    --------
    Net .................................................       (369)    (10,452)      1,803       9,822
                                                            --------    --------    --------    --------

  Reclassification  adjustment for net gains
    (losses) realized on sale of marketable
    securities:
    Realized gains (losses) .............................        168         131       1,603     (16,547)
    Related tax expense .................................        (64)        (50)       (609)      6,288
                                                            --------    --------    --------    --------
    Net .................................................        104          81         994     (10,259)
                                                            --------    --------    --------    --------

  Foreign currency translation adjustments ..............         --          --        (634)         --
                                                            --------    --------    --------    --------

Total other comprehensive income (loss) .................       (265)    (10,371)      2,163        (437)
                                                            --------    --------    --------    --------
Comprehensive income ....................................   $  5,420    $  5,001    $ 14,161    $ 13,828
                                                            ========    ========    ========    ========

    The components of accumulated other comprehensive income is as follows:

                                                        FOREIGN                              ACCUMULATED
                                                       CURRENCY           UNREALIZED            OTHER
                                                      TRANSLATION          GAINS ON         COMPREHENSIVE
                                                      ADJUSTMENTS         SECURITIES           INCOME
                                                     -------------       ------------       -------------
                                                                        (IN THOUSANDS)
                       Balance at June 30, 1999         $ (634)             $ 6,111             $ 5,477
                                                        ======              =======             =======

                       Balance at June 30, 1998         $   --              $ 3,314             $ 3,314
                                                        ======              =======             =======

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

    The following table sets forth, for the periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales. The amounts and related percentages may not be fully comparable due to the acquisition of Walter Karl in March 1998 and JAMI Marketing Services (JAMI) in June 1998:

                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                             JUNE 30                         JUNE 30,
                                                                       1999            1998            1999            1998
                                                                  --------------  --------------  --------------  --------------
  CONSOLIDATED STATEMENT OF OPERATIONS DATA:

  Net sales...................................................            100%            100%            100%            100%
  Costs and expenses:
    Database and production costs.............................             30              26              30              27
    Selling, general and administrative.......................             41              44              41              43
    Depreciation and amortization.............................             10              10              10              11
    Acquisition-related and restructuring charges.............             --               1              --               8
                                                                      -------         -------         -------         -------
       Total costs and expenses...............................             81              81              81              89
                                                                      -------         -------         -------         -------
  Operating income............................................             19              19              19              11
  Other income (expense), net.................................             (2)             21              (1)             11
                                                                      -------         -------         -------         -------
  Income before income taxes and extraordinary item...........             17              40              18              22
  Income taxes................................................              7              15               7              10
                                                                      -------         -------         -------         -------
  Income before extraordinary item............................             10              25              11              12
  Extraordinary item, net of tax..............................             --              --              --              --
                                                                      -------         -------         -------         -------
  Net income..................................................             10%             25%             11%             12%
                                                                      =======         =======         =======         =======

  OTHER DATA:

       SALES BY SEGMENT:

         Small business.......................................        $   32.9        $   36.7        $   66.0        $   71.4
         Large business.......................................            24.7            25.4            47.1            46.1
                                                                      --------        --------        --------        --------
         Total................................................        $   57.6        $   62.1        $  113.1        $  117.5
                                                                      ========        ========        ========        ========

       SALES BY SEGMENT AS A PERCENTAGE OF  NET SALES:

         Small business.......................................             57%             59%             58%             61%
         Large business.......................................             43              41              42              39
                                                                      -------         -------         -------         -------
         Total................................................            100%            100%            100%            100%
                                                                      =======         =======         =======         =======

  Earnings before, interest, taxes, depreciation and
    amortization, (EBITDA), as adjusted (1)...................        $16,697         $18,487         $33,705         $30,425
                                                                      =======         =======         =======         =======
  EBITDA, as adjusted, as a percentage of net sales...........             29%             30%             30%             26%
                                                                      =======         =======         =======         =======

(1) "EBITDA, as adjusted" is defined as operating income adjusted to exclude depreciation, amortization of intangible assets and non-cash acquisition-related and restructuring charges. EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service debt and of the Company's cash flows from operations excluding any non-recurring items. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

1999 COMPARED TO 1998

NET SALES

Net sales for the quarter ended June 30, 1999 were $57.6 million, a decrease of 7% from $62.1 million for the same period in 1998. Net sales of the small business segment for the second quarter of 1999 were $32.9 million, a 10% decrease from $36.7 million for the same period in 1998. The decrease in net sales of the small business segment is principally due to the decrease in net sales of consumer CD-ROM products. The demand for the CD-Rom product began to decline during 1998 as customers began to use new distribution channels, primarily the Internet, for obtaining certain information also contained on the Company's CD-Rom's. The demand for 1998 product lines is expected to be affected by new distribution channels in the future and therefore related sales are expected to remain at declined levels. The Company recorded net sales of consumer CD-ROM products of $4.3 million and $6.4 million for the quarters ended June 30, 1999 and 1998, respectively. Effective for fiscal year 1999, the Company modified its retail distribution strategy to better match its sale of consumer CD-ROM products to distributors with the sell-through at the retail level. Net sales of the large business segment for the second quarter of 1999 were $24.7 million, a 3% decrease from $25.4 million in the second quarter of 1998. The Company recorded net sales of data processing services of $13.6 million and $16.2 million for the quarters ended June 30, 1999 and 1998, respectively. During the first quarter of 1999, a significant data processing services customer transferred the same processing in-house. The Company recorded sales of $14.6 million from data processing services provided to this customer. The decrease in net sales of data processing services related to the loss of this customer was offset by increased sales of data processing services by the Company's National Accounts sales force.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended June 30, 1999 were $23.8 million, or 41% of net sales, compared to $27.1 million, or 44% of net sales, for the same period in 1998. For the six months ended June 30, 1999, these costs were $46.1 million, or 41% of net sales, compared to $50.5 million, or 43% of net sales for the same period in 1998. During the six months ended June 30, 1999, the Company focused on the reduction of expenses, successfully completing a cost reduction program implemented during the third quarter of 1998. The principal factor contributing to the overall decrease in selling, general and administrative expenses in both actual amounts and percentages of net sales for the three and six month periods ended June 30, 1999 from the same periods in 1998 relates to the decrease in salaries and wages. The number of total employees has reduced from approximately 2,050 employees as of June 30, 1998 to 1,575 employees as of June 30, 1999. As part of Company's cost reduction program implemented during the third quarter of 1998, management determined to not fill certain "open positions" and also mandated that certain specific positions would not be refilled upon vacancy, allowing for a general downward movement in the size of the workforce through attrition.

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

IN-PROCESS RESEARCH AND DEVELOPMENT

During 1998, the Company wrote off purchased in-process research and development costs (purchased IPR&D) of $3.8 million recorded in connection with the acquisition of Walter Karl in March 1998.

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

Operating income for the small business segment for the quarter ended June 30, 1999 was $15.0 million, or 45% of net sales, as compared to $15.9 million, or 43% of net sales for the comparable period. For the six months ended June 30, 1999, operating income was $31.7 million, or 48% of net sales, compared to $32.9 million, or 46% of net sales for the comparable period. Factors contributing to the increase in operating income as a percentage of net sales are described in the section "Selling, general and administrative expenses."

Operating income for the large business segment for the quarter ended June 30, 1999 was $11.9 million, or 48% of net sales, as compared to $9.4 million, or 37% of net sales for the comparable period. For the six months ended June 30, 1999, operating income was $22.2 million, or 47% of net sales, compared to $16.5 million, or 36% of net sales for the comparable period. Factors contributing to the increase in operating income as a percentage of net sales are described in the section "Selling, general and administrative expenses."

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

EBITDA, AS ADJUSTED

Excluding the purchased in-process research and development charge previously described, the Company's EBITDA, as adjusted, was $16.7 million, or 29% of net sales, and $18.5 million, or 30% of net sales, for the quarter ended June 30, 1999 and 1998, respectively, and $33.7 million, or 30% of net sales, and $30.4 million, or 26% of net sales, for the six months ended June 30, 1999 and 1998, respectively.

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

    FOR: 139,299,819  AGAINST: 32,305,782  ABSTAIN: 247,193  NON-VOTE 24,138,871

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

                                          infoUSA INC.

Date:  March 17, 2000                     /s/ STORMY DEAN
                                          -------------------------------------
                                          Stormy Dean, Controller and Acting
                                          Chief Financial Officer
                                          (principal financial officer)

                                INDEX TO EXHIBITS



EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.1(1)*    Amended and Restated Database License Agreement between Donnelley
              Marketing, Inc. and First Data Resources, Inc. dated as of July
              23, 1999.

  10.2(1)*    Covenant not to compete by First Data Corporation to infoUSA Inc.
              dated as of July 23, 1999.

    10.3*     Option Agreement by and among infoUSA Inc. and First Data
              Corporation dated as of July 23, 1999.

    27*       Financial Data Schedule

------------

(1) infoUSA Inc. has requested confidential treatment for the redacted portions of these Exhibits.


* previously filed