Form 10-Q/A
period 1999-09-30
INFOUSA INC
filed 2000-03-17
CIK 879437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q / A

         X        Quarterly Report pursuant to Section 13 or 15(d) of the
        ---       Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999 or

                  Transition report pursuant to Section 13 or 15(d) of the
        ---       Securities Exchange Act of 1934


For the transition period from ________ to ________

Commission File Number  0-19598
                        -------

                                  infoUSA INC.
-------------------------------------------------------------------------------
              (exact name of registrant specified in its charter)


                          DELAWARE                                                                     47-0751545
--------------------------------------------------------------                       ------------------------------------------
              (State or other jurisdiction of                                           (I.R.S. Employer Identification Number)
              incorporation or organization)

            5711 SOUTH 86TH CIRCLE, OMAHA, NEBRASKA                                                       68127
--------------------------------------------------------------                       ------------------------------------------
         (Address of principal executive offices)                                                      (Zip Code)

Registrant's telephone number, including area code                                                    (402) 593-4500
                                                                                     ------------------------------------------






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

              Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998

              Notes to Consolidated Financial Statements

              Item 2. Management's Discussion and Analysis of results of Operations

              Item 3. Quantitative and Qualitative Disclosures about Market
              Risk

         PART II - OTHER INFORMATION

              Item 2. Change in Securities

              Item 4. Submission of Matters to a Vote of Security Holders

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

                             FOR THE QUARTER ENDED

                               SEPTEMBER 30, 1999

                                     PART I

                           FINANCIAL INFORMATION AND
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                         infoUSA INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                            SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                            ------------------      -----------------
                       ASSETS
 Current assets:
   Cash and cash equivalents.........................            $    765              $  29,603
   Marketable securities.............................                 505                 20,620
   Trade accounts receivable, net of allowances of
    $5,358 and $7,289, respectively..................              63,783                 40,126
   List brokerage trade accounts receivable..........              12,978                 17,831
   Income taxes receivable...........................                  --                  3,387
   Prepaid expenses..................................               3,982                  2,371
   Deferred marketing costs..........................               3,525                  4,365
                                                                 --------              ---------
           Total current assets......................              85,538                118,303
                                                                 --------              ---------
 Property and equipment, net.........................              49,928                 40,264
 Intangible assets, net of accumulated amortization..             306,353                109,378
 Other assets........................................               3,375                  2,828
                                                                 --------              ---------
                                                                 $445,194              $ 270,773
                                                                 ========              =========


             LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current portion of long-term debt.................            $  6,173              $   1,580
   Accounts payable..................................              12,814                  7,226
   List brokerage trade accounts payable.............              13,734                 18,847
   Accrued payroll expenses..........................               4,928                  2,830
   Accrued expenses..................................              10,301                 12,465
   Income taxes payable..............................               3,692                     --
   Deferred revenue..................................               5,931                  4,534
   Deferred income taxes.............................               1,310                    664
                                                                 --------              ---------
           Total current liabilities.................              58,883                 48,146
                                                                 --------              ---------
 Long-term debt, net of current portion..............             269,664                126,679
 Deferred income taxes...............................              24,087                  7,701
 Commitments and contingencies
 Stockholders' equity:
   Preferred stock, $.0025 par value. Authorized
     5,000,000 shares; none issued or outstanding....                  --                     --
   Common stock, $.0025 par value. Authorized
     295,000,000 shares; 49,849,550 shares issued
     and 48,485,093 outstanding at
     September 30, 1999 and 49,544,750 shares
     issued and 49,236,750 outstanding at
     December 31, 1998...............................                 124                    124
   Paid-in capital...................................              73,954                 72,476
   Retained earnings.................................              28,334                 15,284
   Treasury stock, at cost, 1,364,457 shares held at
     September 30, 1999 and 308,000 shares held at
     December 31, 1998...............................              (9,313)                (2,951)
   Accumulated other comprehensive income (loss).....                (539)                 3,314
                                                                 --------              ---------
           Total stockholders' equity................              92,560                 88,247
                                                                 --------              ---------
                                                                 $445,194              $ 270,773
                                                                 ========              =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         infoUSA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                 THREES MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                 1999            1998             1999             1998
                                               --------        --------        ---------        ---------
   Net sales..............................     $ 75,166        $ 55,072        $ 188,259        $ 172,528
   Costs and expenses:
     Database and production costs........       22,484          17,978           55,774           49,469
     Selling, general and administrative..       32,998          41,199           79,096           91,696
     Depreciation and amortization........       10,826           7,824           22,553           21,078
     Provision for litigation settlement..           --           4,500               --            4,500
     Impairment of assets.................        5,599              --            5,599               --
     Acquisition costs....................        3,682              --            3,682            3,643
     In-process research and development..           --              --               --            3,834
     Restructuring charges................           --           1,216               --            2,616
                                               --------        --------        ---------        ---------
                                                 75,589          72,717          166,704          176,836
                                               --------        --------        ---------        ---------
   Operating income (loss)................         (423)        (17,645)          21,555           (4,308)
   Other income (expense):
     Investment income....................        9,829             212           14,017           16,306
     Interest expense.....................       (5,783)         (3,081)         (11,831)          (6,225)
                                               --------        --------        ---------        ---------
   Income (loss) before income taxes and
     extraordinary item...................        3,623         (20,514)          23,741            5,773
   Income taxes...........................        2,571          (7,115)          10,819            4,907
                                               --------        --------        ---------        ---------
   Income (loss) before extraordinary
     item                                         1,052         (13,399)          12,922              866
   Extraordinary item, net of tax.........           --              --              128               --
                                               --------        --------        ---------        ---------
   Net income (loss)......................     $  1,052        $(13,399)       $  13,050        $     866
                                               ========        ========        =========        =========


   BASIC EARNINGS PER SHARE:

   Income (loss) before extraordinary
     item.................................     $   0.02        $  (0.27)       $     0.27       $     0.02
   Extraordinary item.....................           --              --               --               --
                                               --------        --------        ----------       ----------
   Net income (loss)......................     $   0.02        $  (0.27)       $     0.27       $     0.02
                                               ========        ========        ==========       ==========
   Weighted average shares outstanding....       48,345          49,360            48,401           49,319
                                               ========        ========        ==========       ==========

   DILUTED EARNINGS PER SHARE:

     Income (loss) before extraordinary
     item ................................     $   0.02        $  (0.27)       $     0.27       $     0.02
     Extraordinary item...................           --              --               --                --
                                               --------        --------        ----------          -------
     Net income (loss)....................     $   0.02        $  (0.27)       $     0.27       $     0.02
                                               ========        ========        ==========       ==========

     Weighted average shares outstanding ..      48,378          49,360            48,444           50,467
                                               ========        ========        ==========       ==========




              The accompanying notes are an integral part of the
                      consolidated financial statements.

                         infoUSA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                            NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         1999              1998
                                                      ---------        ---------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................    $  13,050        $     866
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization ..............       22,553           21,078
      Deferred income taxes ......................          933           (5,361)
      Net realized gains on sale of
        marketable securities investments ........      (12,764)         (17,603)
      Impairment of other assets .................        5,599            2,000
      Provision for litigation settlement ........           --            4,500
      Acquisition costs ..........................           --            3,643
      In-process research and development ........           --            3,834
      Restructuring charges ......................           --            2,616
      Changes in assets and liabilities, net
        of effect of acquisitions:
          Trade accounts receivable ..............       (9,205)           8,992
          List brokerage trade accounts
           receivable ............................        4,853           (4,732)
          Prepaid expenses and other assets ......         (412)              49
          Deferred marketing costs ...............          840           (1,013)
          Accounts payable .......................        4,054           (2,948)
          List brokerage trade accounts payable...       (4,834)           3,104
          Income taxes receivable and payable ....        7,079           (4,205)
          Accrued expenses and other
           liabilities ...........................       (3,086)          (5,518)
            Net cash provided by                      ---------        ---------
              operating activities ...............       28,660            9,302
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of marketable securities....       31,668           36,443
  Purchases of marketable securities .............       (4,184)         (15,691)
  Purchases of other investments .................           --           (3,000)
  Purchases of property and equipment ............       (8,102)         (16,692)
  Acquisitions of businesses .....................     (206,080)         (30,906)
  Consumer database costs ........................           --             (868)
  Software development costs .....................       (5,540)          (4,573)
  Other ..........................................         (203)              --
            Net cash used in                            ---------        --------
              investing activities ...............     (192,441)         (35,287)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt ....................      (12,473)        (110,617)
  Proceeds from long-term debt ...................      165,000          154,800
  Purchase of treasury stock .....................       (6,553)              --
  Deferred financing costs .......................       (3,989)          (5,901)
  Repurchase of senior subordinated notes ........       (8,370)              --
  Proceeds from exercise of stock options ........        1,477            1,150
  Tax benefit related to employee stock options...           --              401
          Net cash provided by                        ---------        ---------
            financing activities .................      135,092           39,833
  Effect of exchange rate fluctuations on cash             (149)              --
                                                      ---------        ---------

Net (decrease) increase in cash and cash
   equivalents ...................................      (28,838)          13,848

Cash and cash equivalents, beginning .............       29,603           10,653
                                                      ---------        ---------
Cash and cash equivalents, ending ................    $     765        $  24,501
                                                      =========        =========

Supplemental cash flow information:
  Interest paid ...............................       $   9,140        $   3,403
                                                      =========        =========

  Income taxes paid ...........................       $   2,918        $   9,630
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



                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                SEPTEMBER 30,

                                           1999          1998           1999          1998
                                          ------        ------         ------        ------
Weighted average number of shares
  outstanding used in basic EPS........   48,345        49,360         48,401        49,319
Net additional common stock
  equivalent shares outstanding
  after assumed exercise of                   33            --             43         1,148
   stock options......................    ------        ------         ------        ------
Weighted average number of shares
  outstanding used in diluted EPS.....    48,378        49,360         48,444        50,467
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

    The following table summarizes segment information:




                                             FOR THE THREE MONTHS ENDED SEPTEMBER  30, 1999
                                  -------------------------------------------------------------------
                                    SMALL              LARGE            CORPORATE        CONSOLIDATED
                                  BUSINESS           BUSINESS          ACTIVITIES            TOTAL
                                  --------           --------          ----------        ------------
                                                           (IN THOUSANDS)
Net sales.....................    $ 31,737           $ 43,429           $     --           $ 75,166
Impairment of assets..........          --                 --              5,599              5,599
Acquisition costs.............          --                 --              3,682              3,682
Operating income (loss).......      13,201             15,229            (28,853)              (423)
Investment income.............          --                 --              9,829              9,829
Interest expense..............          --                 --              5,783              5,783
Income (loss) before income
  taxes and extraordinary
  item........................      13,201             15,229            (24,807)             3,623







                                             FOR THE THREE MONTHS ENDED SEPTEMBER  30, 1998
                                  -------------------------------------------------------------------
                                    SMALL              LARGE            CORPORATE        CONSOLIDATED
                                  BUSINESS           BUSINESS          ACTIVITIES            TOTAL
                                  --------           --------          ----------        ------------
                                                           (IN THOUSANDS)
Net sales....................     $ 30,699           $24,373            $     --           $ 55,072
Provision for litigation
  settlement.................           --                --               4,500              4,500
Restructuring charges........           --                --               1,216              1,216
Operating income (loss)......       13,130             4,685             (35,460)           (17,645)
Investment income............           --                --                 212                212
Interest expense.............           --                --               3,081              3,081
Income (loss) before income
  taxes and extraordinary
  item.......................       13,130             4,685             (38,329)           (20,514)







                                             FOR THE NINE MONTHS ENDED SEPTEMBER  30, 1999
                                  -------------------------------------------------------------------
                                    SMALL              LARGE            CORPORATE        CONSOLIDATED
                                  BUSINESS           BUSINESS          ACTIVITIES            TOTAL
                                  --------           --------          ----------        ------------
                                                           (IN THOUSANDS)
Net sales.....................    $98,246            $90,013            $     --         $ 188,259
Impairment of assets..........         --                 --               5,599             5,599
Acquisition costs.............         --                 --               3,682             3,682
Operating income (loss).......     46,787             35,495             (60,727)           21,555
Investment income.............         --                 --              14,017            14,017
Interest expense..............         --                 --              11,831            11,831
Income (loss) before income
  taxes and extraordinary
  item........................     46,787             35,495             (58,541)           23,741




                                             FOR THE NINE MONTHS ENDED SEPTEMBER  30, 1998
                                  -------------------------------------------------------------------
                                    SMALL              LARGE            CORPORATE        CONSOLIDATED
                                  BUSINESS           BUSINESS          ACTIVITIES            TOTAL
                                  --------           --------          ----------        ------------
                                                           (IN THOUSANDS)
Net sales.....................   $ 101,955           $70,573            $     --         $ 172,528
Provision for litigation
  settlement..................          --                --               4,500             4,500
Acquisition costs.............          --                --               3,643             3,643
In-process research and
  development.................          --                --               3,834             3,834
Restructuring charges.........          --                --               2,616             2,616
Operating income (loss).......      45,981            21,211             (71,500)           (4,308)
Investment income.............          --                --              16,306            16,306
Interest expense..............          --                --               6,225             6,225
Income (loss) before income
  taxes and extraordinary
  item........................      45,981            21,211             (61,419)            5,773


4. COMPREHENSIVE INCOME

    Comprehensive income (loss), including the components of other comprehensive income (loss), is as follows:


                                               FOR THE THREE                    FOR THE NINE
                                               MONTHS ENDED                     MONTHS ENDED
                                     ------------------------------       -------------------------
                                         SEPTEMBER        SEPTEMBER       SEPTEMBER       SEPTEMBER
                                         30, 1999         30, 1998        30, 1999        30, 1998
                                     ---------------  -------------       ----------- -------------
                                                                (IN THOUSANDS)
  Net income (loss)...............       $ 1,052         $ (13,399)       $13,050        $     866
  Other comprehensive income
  (loss):
    Unrealized gain (loss) from
    investments:
      Unrealized gains (losses)...        (9,751)           (1,273)        (7,136)          14,569
      Related tax expense.........         3,705               484          2,712           (5,536)
                                         -------         ---------        -------        ---------
      Net.........................        (6,046)             (789)        (4,424)           9,033
                                         -------         ---------        -------        ---------
  Reclassification adjustment
      for net gains (losses)
      realized on sale of
      marketable securities:
      Realized gains (losses).....            48                --          1,944          (16,547)
      Related tax expense.........           (18)               --           (739)           6,288
                                         -------         ---------        -------        ---------
      Net.........................            30                --          1,205          (10,259)
                                         -------         ---------        -------        ---------
    Foreign currency translation
      adjustments.................            --                --           (634)              --
                                         -------         ---------        -------        ---------
    Total other comprehensive
      income (loss)...............        (6,016)             (789)        (3,853)          (1,226)
                                         -------         ---------        -------        ---------
  Comprehensive income (loss).....       $(4,964)        $ (14,188)       $ 9,197        $    (360)
                                         =======         =========        =======        =========



The components of accumulated other comprehensive income is as follows:


                                     FOREIGN                              ACCUMULATED
                                    CURRENCY            UNREALIZED           OTHER
                                   TRANSLATION           GAINS ON        COMPREHENSIVE
                                   ADJUSTMENTS          SECURITIES          INCOME
                                   -----------         ------------      -------------
                                                       (IN THOUSANDS)

 Balance at September 30, 1999       $ (634)             $     95          $  (539)
                                     ======              ========          =======

 Balance at September 30, 1998       $   --              $ (1,013)         $(1,013)
                                     ======              ========          =======

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

As part of the acquisition of Donnelley, the Company entered into the following agreements:

     (a) Database License Agreement - Database License Agreement by and among infoUSA and First Data Resources, Inc. whereby infoUSA granted First Data Resources, Inc. a license to use infoUSA's database of information on approximately 10 million businesses in the United States. The terms of the agreement provide for a payment of $2.5 million by FDR to infoUSA for eight years. This license agreement is recorded consistent with other business license agreements. The Company recognizes a portion of the annual license amount when the database is shipped to the customer and the remaining amount is recorded as the updates are shipped to the customer.

(b) Interim Service Agreement - Interim Services Agreement by and among infoUSA and Seller Parent whereby Seller Parent agreed to provide certain transition services to Donnelley Marketing and infoUSA agreed that Donnelley Marketing will provide certain transition services to Seller Parent. The Company is expensing these costs as they occur.

(c) Amended and Restated Database License Agreement - Amended and Restated Database License Agreement by and among Donnelley Marketing and First Data Resources, Inc. whereby Donnelley Marketing granted First Data Resources, Inc. a license to use its consumer information database. The terms of this agreement include $11 million a year for eight years. The Company recognizes revenue related to this license evenly over term of the agreement.

(d) Database License Agreement - Database License Agreement by and among Donnelley Marketing and Hogan Information Services, Inc. whereby Hogan Information Services, Inc. granted Donnelley Marketing a license to use its public records database. The costs related to this license agreement are expensed as incurred.

(e) Services Agreement - Services Agreement by and among Donnelley Marketing and First Data Technologies, Inc. pursuant to which First Data Technologies, Inc. will provide certain data processing services and systems to Donnelley Marketing. The cost of this service agreement is expensed as the costs are incurred.

(f) DecisionScope Services Agreement - DecisionScope Services Agreement by and among Donnelley Marketing and First Data Resources, Inc. pursuant to which Donnelley Marketing will have the right to maintain servers in First Data Resources, Inc.'s data center and license certain software owned by First Data Resources, Inc.

(g) Assignment and Marketing Agreement - Assignment and Marketing Agreement by and among Donnelley Marketing and First Data Resources, Inc. pursuant to which First Data Resources, Inc. has the right to provide Donnelley Marketing's InfoSight and KnowledgeSight products to its customers in exchange for paying certain revenues from such products to Donnelley Marketing.

(h) Hogan Information Services, Inc. Purchase Option - The Company obtained the option to purchase Hogan Information Services, Inc. for a specified amount. The option to purchase was effective for 9 months after the closing of the purchase agreement of Donnelley Marketing.

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


                                   FOR THE NINE MONTHS ENDED
                               ----------------------------------
                               SEPTEMBER 30,       SEPTEMBER 30,
                                   1999                1998
                               -------------        ------------
                                    (IN THOUSANDS, EXCEPT PER
                                         SHARE AMOUNTS)

Net sales.....................   $ 230,794           $ 237,572
Net income....................   $  10,081           $     220
Basic earnings per share......   $    0.21           $    0.00
Diluted earnings per share....   $    0.21           $    0.00

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

8. ACQUISITION COSTS

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

    The following table sets forth, for the periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales. The amounts and related percentages may not be fully comparable due to the acquisition of Walter Karl in March 1998, JAMI Marketing Services (JAMI) in June 1998, and Donnelley Marketing in July 1999:

                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                                       1999             1998              1999              1998
                                                                     -------           -------           -------           -------
  CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Net sales...................................................           100%              100%              100%              100%
  Costs and expenses:
    Database and production costs.............................            30                33                30                29
    Selling, general and administrative.......................            44                75                42                53
    Depreciation and amortization.............................            15                14                12                12
    Provision for litigation settlement.......................            --                 8                --                 2
    Impairment of assets......................................             7                --                 3                --
    Acquisition-related, integration, and restructuring
      charges.................................................             5                 2                 2                 6
                                                                     -------           -------           -------           -------
       Total costs and expenses...............................           101               132                89               102
                                                                     -------           -------           -------           -------
  Operating income (loss).....................................            (1)              (32)               11                (2)
  Other income (expense), net.................................             5                (5)                2                 5
                                                                     -------           -------           -------           -------
  Income (loss) before income taxes and extraordinary item....             4               (37)               13                 3
  Income taxes................................................             3               (13)                6                 2
                                                                     -------           -------           -------           -------
  Income (loss) before extraordinary item.....................             1               (24)                7                 1
  Extraordinary item, net of tax..............................            --                --                --                --
                                                                     -------           -------           -------           -------
  Net income (loss)...........................................             1%              (24)%               7%                1%
                                                                     =======           =======           =======           =======

  OTHER DATA:
       SALES BY SEGMENT:
         Small business.......................................       $  31.7          $   30.7           $  98.3           $ 101.9
         Large business.......................................          43.5              24.4              90.0              70.6
                                                                     -------          --------           -------           -------
         Total................................................       $  75.2          $   55.1           $ 188.3           $ 172.5
                                                                     =======          ========           =======           =======

       SALES BY SEGMENT AS A PERCENTAGE OF  NET SALES:
         Small business.......................................            42%               56%               52%               59%
         Large business.......................................            58                44                48                41
                                                                     -------           -------           -------           -------
         Total................................................           100%              100%              100%              100%
                                                                     =======           =======           =======           =======

  Earnings before, interest, taxes, depreciation and
    amortization, (EBITDA), as adjusted (1)...................       $16,002           $(9,821)          $49,707           $20,604
                                                                     =======           =======           =======           =======

  EBITDA, as adjusted, as a percentage of net sales...........            21%              (18)%              26%               12%
                                                                     =======           =======           =======           =======




(1) "EBITDA, as adjusted" is defined as operating income (loss) adjusted to exclude depreciation, amortization of intangible assets, non-cash acquisition-related, integration and restructuring charges and impairment of assets. EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service debt and of the Company's cash flows from operations excluding any unusual or non-recurring items. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

1999 COMPARED TO 1998

NET SALES

Net sales for the quarter ended September 30, 1999 were $75.2 million, an increase of 37% from $55.1 million for the same period in 1998. Net sales of the small business segment for the third quarter of 1999 were $31.7 million, a 3% increase from $30.7 million for the same period in 1998. The increase in net sales of the small business segment is principally due to an increase in net sales of consumer CD-ROM products. The Company recorded net sales of consumer CD-ROM products of $4.6 million and $2.9 million for the quarters ended September 30, 1999 and 1998, respectively. During third quarter 1998, the Company experienced significant returns due to a decline in the demand for the CD-Rom product as customers began to use new distribution channels, primarily the Internet, for obtaining certain information also contained ion the Company's CD-Rom's. The demand for 1998 product lines is expected to be affected by new distribution channels in the future and therefore, related sales are expected to remain at lower levels. Effective for fiscal year 1999, the Company modified its retail distribution strategy to better match its sale of consumer CD-ROM products to distributors with the sell-through at the retail level. Net sales of the large business segment for the third quarter of 1999 were $43.5 million, a 78% increase from $24.4 million in the third quarter of 1998. The Company recorded net sales of data processing services of $23.2 million and $16.9 million for the quarters ended September 30, 1999 and 1998, respectively. The increase in net sales for the large business segment and in data processing services is principally due to the acquisition of Donnelley effective July 1, 1999. During the first quarter of 1999, a significant data processing services customer transferred the same processing in-house. The Company recorded sales of $14.6 million in 1998 from data processing services provided to this customer. The increase in data processing services sales as a result of the acquisition of Donnelley and increased sales of data processing services by the Company's National Accounts salesforce was offset by the loss of this significant customer.

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

RESTRUCTURING CHARGES

During the first quarter of 1998 the Company recorded restructuring charges of $1.4 million related to the closing of the CDC new business compilation and sales center and moving these operations from Vermont to Nebraska. All 45 of the CDC employees were terminated, and severance charges recorded totaled $0.6 million. The restructuring charges also included lease termination costs of $0.3 million and a write-off of $0.5 million of leasehold improvement costs associated with the closed Vermont facility. The restructuring, including recording the payments and write-downs described, was completed by September 30, 1998.

Also during the third quarter of 1998 the Company recorded a restructuring charge of $1.2 million which included $0.6 million in severance for 244 employees terminated as a result of the implementation of certain cost reduction measures. These employees were primarily in support and administration positions but some under-performing sales personnel were also terminated. The restructuring charges also included $0.4 million related to the planned closing of four field sales offices. Additionally, the Company recorded a write-down of $0.2 million related to leasehold improvement costs at facilities leased by the Company which were being closed. The restructuring, including recording the payments and write-downs described, was completed by June 30, 1999.

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

Operating income for the small business segment for the quarter ended September 30, 1999 was $13.2 million, or 41% of net sales, as compared to $13.1 million, or 42% of net sales for the comparable period. The Company acquired Donnelley Marketing during the quarter ended September 30, 1999. The decrease in operating income as a percentage of net sales is attributable to the Company's efforts to integrate the operations of Donnelley Marketing into existing operations. For the nine months ended September 30, 1999, operating income was $46.8 million, or 48% of net sales, compared to $46.0 million, or 45% of net sales for the comparable period. Factors contributing to the increase in net income as a percentage of net sales are described in the section "Selling, general and administrative expenses." This increase was partially offset by the decrease previously described related to the integration of Donnelley Marketing.

Operating income for the large business segment for the quarter ended September 30, 1999 was $15.2 million, or 35% of net sales, as compared to $4.7 million, or 21% of net sales for the comparable period. For the nine months ended September 30, 1999, operating income was $35.5 million, or 39% of net sales, compared to $21.2 million, or 30% of net sales for the comparable period. Factors contributing to the increase in net income as a percentage of net sales are described in the section "Selling, general and administrative expenses."

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

EBITDA, AS ADJUSTED

Excluding the purchased in-process research and development charge and asset impairment charges previously described, the Company's EBITDA, as adjusted, was $16.0 million, or 21% of net sales, and $(9.8) million, or (18)% of net sales, for the quarter ended September 30, 1999 and 1998, respectively, and $49.7 million, or 26% of net sales, and $20.6 million, or 12% of net sales, for the nine months ended September 30, 1999 and 1998, respectively.

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

Net cash provided by operating activities during the nine month period ended September 30, 1999 totaled $28.7 million, compared to net cash provided by operating activities of $9.3 million during the comparable period of 1998. The increase in net cash provided by operating activities was primarily related to a $12.2 million increase in net income and acquisition-related and restructuring charges of $10.1 million in 1998, net of a litigation charge of $4.5 million accrued in 1998.

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

                                        infoUSA INC.

Date: March 17, 2000                   /S/ STORMY DEAN
                                       ----------------------------------------
                                       Stormy Dean, Controller and Acting Chief
                                       Financial Officer
                                       (principal financial officer)

                               INDEX TO EXHIBITS





  EXHIBIT NO.               DESCRIPTION
 -----------         -----------------------

     27*             Financial Data Schedule


* previously filed