Form 10-K
period 1999-12-31
INFOUSA INC
filed 2000-03-21
CIK 879437

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
                                [NO FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

          Securities Registered Pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $0.0025 PAR VALUE
                    SERIES A PREFERRED SHARE PURCHASE RIGHTS
                             ---------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 7, 2000 as reported on the NASDAQ National Market System, was approximately $286 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 7, 2000 registrant had outstanding 49,838,408 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 2000, which will be filed within 120 days of the end of fiscal year 1999, are incorporated into Part III hereof by reference.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     This Annual Report on Form 10-K and the documents incorporated by reference into this Annual Report contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements related to potential future acquisitions and our strategy and plans for our business contained in Item 1 "Business," Item 2 "Properties" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth in this Annual Report under "Factors That May Affect Operating Results," as well as those noted in the documents incorporated by reference into this Annual Report. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. BUSINESS

COMPANY PROFILE

     infoUSA Inc. compiles and updates proprietary databases of 12 million businesses and 200 million consumers in the United States and Canada. These databases are compiled from thousands of public sources and are extremely rich in content. In order to improve the quality of our databases, we make over 20 million phone calls per year to gather additional content and verify existing information. We maintain a staff of 500 full-time employees in Omaha to manage the database. The database changes by more than 40 percent every year. Our customers need to continually refresh their databases which is why they keep coming to us to purchase additional products and services. Recurring revenue is a major component of our revenue, and approximately two-thirds of our revenue is recurring in nature.

     More than 3 million customers use this information in the form of sales leads, prospect lists, mailing labels, printed directories, 3 x 5 cards, computer diskettes, business credit reports, consumer products, and on the Internet. The information is used by businesses for sales leads, mailing lists, credit decisions, market research, competitive analysis and vendor relationships. Consumers use our information for travel planning, job searches, due diligence and multiple other uses.

BUSINESS STRATEGY

     Our strategy is to be the leader in proprietary databases of businesses and consumers in the United States and Canada, and produce innovative products and services to meet the needs of businesses and consumers. The information provided by our databases is integral to the decision making process. Our Business Strategy is divided into five main groups. First is our Database Group, which is proprietary databases of unique content. Second is our Small Business & Consumer Markets Group. Third is our Large Customer markets. Fourth is Database Licensing, where we license our data to Internet companies and value-added resellers. Fifth is our Internet Strategy, which involves exploiting future potential applications for our data using Internet and Wireless technology. Unlike some people who think the Internet may cannibalize our core business, we believe otherwise. We believe the Internet expands our marketplace many times by allowing small businesses and consumers worldwide to access our databases and purchase information in small quantities with more frequency.

DATABASES

     It is our strategy to add depth to our proprietary databases. Content is king, and we have some of the finest content available. We believe that we are the only company that offers proprietary databases of businesses and consumers, compiled and updated under one roof. We use thousands of sources and hundreds of processes to compile and enhance our databases. We employ over 500 people, and spend over $50 million annually to create, maintain, and enhance our databases.

     Business Database. Our proprietary business database contains information on 12 million businesses in the United States and Canada. The database contains many elements including name, address, phone numbers, SIC codes, employee size, business owner and key executives' names, credit ratings, and sales volume. Where available, we provide fax and 800 numbers, website addresses, headline news, and public filings including liens, judgements, lawsuits, and bankruptcies. Our data can be segmented into various segments such as Small Business Owners, Small Business Owners at Home, Big Businesses and their Corporate Affiliations, Growing Businesses, and Female Business Owners. Additionally, vertical industry data segments are created such as Physicians and Surgeons, Schools, Restaurants, Places of Interest, Importers/Exporters, and Government Offices.

     We compile the business information from over 15,000 sources. Some sources, such as the yellow pages, telephone directory white pages, and chamber directories, are used to identify businesses for inclusion in the database. Other sources such as primary telephone research surveys are used to enhance the database with key data elements like number of employees, Fax numbers, company web site addresses, and year established. Additional sources such as annual reports, SEC filings and public filings, are used to update the database with lawsuits, liens, judgments, bankruptcies, headline news, commercial debtor data, changes in leadership, changes of address, changes of corporate affiliations, and the like. In addition, we use information licensed from the United States Postal Service's National Change of Address (NCOA) and Delivery Sequence File
(DSF) to update and maintain our business database.

     Our future plan is to add unique business elements to our database. Planned additions to the database include storefront pictures and videos of businesses, direct dial numbers and e-mail addresses of owners and key executives, headline news on private companies, square footage of buildings, own-versus-lease data, type of software used, etc.

     Consumer Database. Our consumer database is among the most comprehensive and accurate available. Key elements in our database include names, addresses, phone numbers, age & income, marital status, presence of children, active bank cards, religion, ethnicity, dwelling type & size, home value, length of residence, vehicle data, and dozens of self-reported behavioral and lifestyle elements.

     We begin the compilation process of all households using telephone directories. This core data source is compiled with greater accuracy and timeliness than most others using this base source. The white page file is then enhanced with over 1 billion records licensed from third parties to add individuals not listed in the telephone directories and to add the demographic and psychographic data required to segment consumer prospects. The end result is a database of 200 million consumers, 115 million households, and 57 million homeowners.

     Privacy Issues and Consumer Data: infoUSA utilizes public record information and self-reported information provided by the consumer in order to create marketing solutions for our clients. We do not use any credit or confidential purchasing data on consumers as a part of our database.

     Effect of Internet on Data Compilation: Our future plans include new sources of consumer information. We have introduced Internet opt-in consumer surveys, where consumers can volunteer lifestyle and buyer behavior that can be used to assist web marketers in targeting advertising to best meet their needs. The opt-in feature also allows infoUSA to match online and offline data to form a complete profile of consumer purchase intentions and decisions. This self-reported survey information can be obtained on the Internet with more speed, greater accuracy and at lower cost than mail-based surveys.

PRODUCTS AND SERVICES

     From our databases of 12 million businesses in the United States and Canada and 200 million consumers in the United States we produce products such as prospect lists, mailing labels, 3 x 5 cards, diskettes, printed directories, Consumer Products, Business Credit Reports, and many other products and services. Our products and data processing services are used by customers for activities such as identifying and qualifying prospective customers, initiating direct mail programs, telemarketing, analyzing and assessing market potential, monitoring the effectiveness of marketing efforts and surveying competitive markets. We are organized around two customer segment groups: Small Business and Consumer Markets Group and the Large Business Customers Group. Our products and services are designed for the unique needs of each group.

OUR CUSTOMERS AND POTENTIAL MARKETS

     SMALL BUSINESS AND CONSUMER MARKETS GROUP We estimate our potential market to be approximately six million small businesses and 50 million consumers. This group concentrates on the needs of small to medium size businesses, small office and home office businesses, aspiring entrepreneurs, and individual consumers. Our products and services help small businesses and consumers analyze their existing customers, identify new markets, and grow their businesses. The products are also used to locate suppliers, look up business credit profiles, and for other marketing and reference purposes. The accompanying notes to the consolidated financial statements include segment financial information for the small business and consumer markets group.

     Prospect Lists, Mailing Labels, and Sales Lead Products. These products are used by customers who request specific information and formats. We produce sales lead generation products using a combination of customized sorting criteria to meet the customer's specific marketing objectives.

     Electronic Delivery of Products. We deliver sales lead generation products using a variety of electronic formats, including diskettes formatted for most common software applications, magnetic tape media, CD-ROM's, and Internet delivery of files.

     Monthly Updates: Our databases change by over 40% annually, therefore, our customers need to refresh their customer and marketing databases periodically. That is why we offer a subscription program that provides customers with a prospect database and monthly updates including new leads for the market area, changes to the original database, and a list of companies that have gone out of business. Very soon we will offer daily updates using Internet delivery.

     Business Directories and CD-Rom Products: Many customers are small businesses who sell to other businesses within a specific state. They use our printed business directories bundled with CD-ROMs. Our customers use them for lead generation, telemarketing, and reference purposes. Our plan is to offer an interface with our web site with these CD-ROMs to offer our customers complete flexibility for one price.

     Business Credit Directories: Our business credit directories include a printed directory bundled with a CD-ROM. The product is used by customers for decision making, verifying company information, assisting in collection support, and identifying potential new customers.

     Directory Assistance+Plus: For busy executives and people on the road we supply our information over the phone. We price our telephone information services on a subscription basis. Also, Business Credit Reports and other products can be purchased individually, or on a subscription basis.

     Consumer Products: Our consumer CD-ROM and DVD products can be used on personal computers as an affordable way to find addresses and phone numbers of businesses and consumers anywhere in the country. Consumer products are sold through over 5,000 retail outlets in North America, including OfficeMax, Office Depot, Staples, CompUSA, and Best Buy. A good percentage of the consumers who buy these products register them with us and sign up for a subscription to receive annual renewals.

     LARGE BUSINESS GROUP This group, now called Donnelley Marketing, is comprised of Database America, Donnelley Marketing, and Walter Karl. Their focus is selling to Fortune 1000 types of companies. They offer full service solutions by providing databases, data processing services, and database marketing services. Most of our large customers license our entire database on an annual contract, using the information as an integral part of their marketing databases. Most of these customers use our information for many applications including modeling, analyzing their customers, new customer acquisition, direct marketing, telemarketing, etc. The accompanying notes to the consolidated financial statements include segment financial information for the large business group.

     Database Marketing Services: Database marketing involves the use of sophisticated statistical methodologies to segment customers, glean insight about customer characteristics, and identify the best prospective markets. We offer a variety of market research services, including customer and market profile analyses, market segmentation reports, statistical marketing reports, list enhancements to update a customer's in-house database, computerized name search service, and other analytical tools and reports. We also provide database marketing solutions in the form of proprietary technology for the creation and usage of customer and prospecting marketing databases.

     Direct Marketing Services: Direct marketing services help customers turn their in-house databases into a more powerful marketing tool. The services we offer include "merge-purge" services (merging data from multiple sources and purging duplicative and erroneous data), list enhancement (appending additional data to a customer file to provide a better description of the customer) and National Change of Address (NCOA) processing (maintaining an accurate, up-to-date file of customer addresses which minimizes the number of mail pieces which cannot be delivered).

     List Management & Brokerage: The Walter Karl division provides list management services to a variety of list owners. Our special integrated, targeted marketing programs develop list rental usage in the broadest range of potential markets. With the list brokerage business, Walter Karl sources and sells specialty lists to a wide range of businesses across many industries.

DATABASE LICENSING GROUP

     Our databases have multiple applications, and infoUSA cannot possibly meet all the potential needs of our customers directly. Therefore, we license our databases to value added resellers who deliver the information for a wide range of applications. Examples of the types of applications we license our data for include in-car navigation systems, phone company call centers for directory assistance, internet directory assistance services, and many others. Most Internet providers offering national white page and yellow page services license the database from us. Licensees (including such customers as Microsoft, InfoSpace, Yahoo!, CBS, and Mapquest) pay us royalties to use our databases on their web sites. In addition, most of these Internet sites provide a link to our web site, allowing potential customers to purchase additional products or services directly from us. Our directory assistance information over the Internet is free. We also license our databases to value added resellers who pay us royalties for the use of our information.

SALES AND MARKETING DISTRIBUTION CHANNELS

     We market and sell our information products and data processing services directly through direct mail, telemarketing, field sales offices and national accounts sales teams, and the Internet, and indirectly through distribution channels such as value-added resellers and retail outlets. The sales and marketing channels used by us vary by product. Sales lead generation products are sold through direct mail, telesales, field sales offices and national accounts sales teams, and the Internet. Data processing services are sold primarily through national accounts sales teams. We currently employ over 100 national and mid-market sales executives who work with our largest customer accounts. Consumer products are sold through direct mail, telemarketing and retail outlets, and we license our databases to information resellers and large corporations.

INTERNET STRATEGY

     infoUSA intends to use its powerful database assets and branded distribution to create and develop its Internet database companies. As the owner of the content, infoUSA is uniquely able to use its content for unlimited Internet vertical market applications. infoUSA is currently incubating the following Internet companies that are targeted at these vertical markets:

     infoUSA.com: The exclusive licensor of yellow and white page directory information to the Internet and Wireless Web. Directory Assistance is the third most popular use of the Internet, with a potential of 300 billion annual searches. In addition to license revenues, infoUSA.com generates advertising revenue as well as revenue from selling infoUSA content, products and services over the Internet. infoUSA.com also functions as a small business portal, receiving over 14 million page views per month from small businesses, entrepreneurs and sales professionals.

     VideoYellowPages.com: The first multimedia yellow page directory with full motion 30-60 second videos, or "on demand" commercials. More than 1000 advertisers have signed on with VideoYellow Pages since its inception in September 1998. Revenues include production fees, monthly subscription fees, advertising and e-commerce. Proprietary video content can also be licensed to Internet and media partners.

     BusinessCreditUSA.com: The first "credit portal", offering free business credit reports, "watchdog" update service and standardized free online Business Credit applications which can be updated and downloaded by approved vendors. By providing businesses with instantly available and updated credit information online, the site will facilitate B2b e-commerce. Businesses can self-report a variety of information, providing infoUSA with timely, updated data and reducing compilation costs. Revenues generated by "watchdog" fees, content sales, advertising and e-commerce. Potential market of 50 million businesses and 100 million sales professionals and consumers.

     ListBazaar.com: First online "farmers market" for business and consumer lists, aggregating 650 list owners and 10,000 list titles. Single-source resource for small businesses and end users seeking custom, affordable lists of all sizes. Revenues generated from list sales, and revenue-sharing relationships with list owners and e-commerce partners and advertising. Estimated market of 50 million potential list resellers and ultimate users.

     infoUSA is also a dominant player in the small business market, which represents a significant growth market for its Internet services. Working with CRM partners such as SalesLogix, infoUSA now offers these small businesses a full range of e-CRM solutions, enabling them to both update and analyze their customer databases online. These small businesses can then use the infoUSA.com web site as their gateway to the Internet, where they can register a domain name, create an e-commerce enabled web site, and implement direct e-marketing programs.

     Another important application for infoUSA's e-CRM customers will be the introduction of idUSA(TM), where a unique ID number is assigned for every business, person and location in the database. It will enable infoUSA to track businesses as they change and grow, and accompany individuals as they move location and cycle through important life events. Using this code, infoUSA will be able to provide customers with faster and more accurate record matching and database updates, which will be delivered online. These ID numbers are the foundation for linkUSA(TM), the only database that will link people with both their work and home. Having both a proprietary business and consumer database provides infoUSA with the unique ability to accurately conjoin person, place and profession. The ID's will also link offline behaviors with self-reported online data while protecting identity and privacy with this proprietary code. This codified and linked data, combined with its leading content platform, will position infoUSA as the premier e-infomediary, defining the online standards for client profile presentation and purchaser information.

     infoUSA has advanced its development as e-infomediary by using the Internet as a valuable tool for data compilation as well as distribution. The company has introduced Internet opt-in consumer surveys, where consumers can volunteer lifestyle and buyer behavior that can be used to assist web marketers in targeting advertising to best meet their needs. The opt-in feature also allows infoUSA to match online and offline data to form a complete profile of consumer purchase intentions and decisions. This self-reported survey information can be obtained on the Internet with more speed, greater accuracy and at lower cost than mail-based surveys. In this way, infoUSA intends to use the Internet to increase productivity, cut data compilation costs and obtain more relevant real-time information in the database. As with the consumer surveys, the company is adding self-reported options to its incubator company sites in order to enhance the infoUSA database with more unique and valuable information. For example, businesses will be able to update their own database information online, adding content such as names, titles and e-mail addresses of executives, as well as other demographics.

COMPUTER OPERATIONS AND DATABASE PROTECTION

     We operate six data centers located in Omaha, Nebraska; Papillion, Nebraska; Carter Lake, Iowa; Woodcliff Lake, New Jersey; Pearl River, New York; and Greenwich, Connecticut. Business continuity is assured through our use of these six separate data center locations. We can reestablish sales, marketing, production and administrative functions at a combination of the data center sites.

     The Omaha Data Center supports our Sales Order Entry systems, Internet website systems, company enterprise systems (e.g. email, file servers) and company accounting systems. Sales Order Entry and accounting systems run on a midrange IBM AS/400 and five Sun UNIX machines. The Internet website resides on a mixture of approximately 33 Sun UNIX machines. Enterprise systems are driven by large-scale servers running Microsoft NT. This center is also the home for network connectivity for desktop computers in the Omaha facility, four T1 Internet connections, and connectivity to the other data centers and remote offices. This center also contains a Nortel Option 81 PBX for telephone services within the facility. MCI and US West provide telephone service over redundant access points into the facility. The Omaha data center is protected by a fire suppression system and an uninterrupted power supply battery backup system. Business and financial data is backed up daily and stored off-site.

     Our Papillion Data Center contains the data compilation systems, enterprise support systems, and software development platforms. The compilation systems run on a IBM AS/400. Software development and testing is done on a mixture of three IBM AS/400s. Enterprise systems and scanning services are run on large-scale servers running Microsoft NT. Network services to desktop computers and terminals and other data centers are supported in this center. Like the Omaha center, this center also contains a Nortel Option 81 PBX with redundant MCI and US West telephone service access points into the facility. A fire suppression system, an uninterrupted power supply battery backup system, and a diesel generator protect the Papillion center. Data is backed up daily and stored off-site. This facility is staffed with a team of over 80 Information Technology professionals.

     The Carter Lake Data Center is home to the business and consumer order fulfillment systems. Fulfillment computer services are provided by an IBM AS/400. Various high-end printers, CDROM, magnetic tape, and diskette devices are used here to produce the customer's product. A Nortel Option 11 PBX provides facility telephone services with connection to MCI and US West circuits. The Carter Lake center is protected by a fire suppression system and an uninterrupted power supply battery backup system. Data is backed up daily and stored off-site. This facility is staffed by 40 production, operations, and shipping professionals.

     We maintain our consumer database in Ames, Iowa and analytical data processing capabilities at our Greenwich Data Center. The data is regularly backed up and stored off-site. We have contracted with a third party to load and access our consumer database in the event of loss at the Greenwich facility, and we believe that it could regenerate our analytical capabilities through the lease of computer equipment in less than two weeks.

     The Greenwich Data Center houses three Mainframe class CPU's (two OS systems and one DOS), eight large midrange UNIX systems, a number of high-end PC network class machines, a large LAN PC network, a multitude of telecommunication equipment, and transport abilities supporting various protocols. A Nortel Option 61 PBX provides telephone services for the facility. The facility also maintains direct T1 connectivity to the Internet and a WAN connection to all other Company computer facilities.

     All midrange and mainframe class computers are used to service direct marketing needs to large and mid-sized clients, many in the fortune 500 marketplace. The mainframe class machines are used in every aspect of direct marketing computer services while the mid-range systems are used in a client server or three tiered architecture to house relational database marketing files. These systems service over 200 clients and are available to the Woodcliff Lake, NJ staff of over 250 on a seven day a week, twenty-four hours a day basis.

     The Greenwich facility services its clients with time tested proprietary direct marketing software as well as state of the art three tiered and client server open systems. Through these systems and services, along with Company owned databases, we provide a product that is not offered by many.

     Greenwich houses a large data tape library with over 350,000 volumes of tape. While it is impossible to secure a secondary backup of a library of this size, all critical databases and system backups are sent offsite to a secure location with a third party contracted data and document security company. These 'backups' are secured on a daily basis.

     The Greenwich facility maintains contracts with Comdisco for disaster recovery. In the event of a disaster, all on-line computer operations can be resumed within 48 hours, while other normal operations would resume within two weeks. The shear volume of data to be recovered is one of the largest concerns and time-consuming factors in the event of a disaster. The data center is set up to guard against potential fire hazards. Power fluctuations and outages are protected by battery back-up powered by a diesel generator.

     Our computer operations include a mix of mainframe, midrange, server, and desktop systems.

     As part of the acquisition of Donnelley Marketing in July 1999, we entered into three information technology service agreements with First Data Technologies, Inc. ("First Data Technologies"), a subsidiary of First Data Corporation, whereby First Data Technologies will perform certain data processing functions for Donnelley Marketing. The Company purchased Donnelley Marketing from First Data Corporation.

     First Data Technology's Denver Data Center will continue to process the Donnelley Lists DP Services, and data processing will be billed at the same internal transfer pricing Donnelley Marketing has received over the two years previous to the acquisition. This data processing agreement is for a period of five years and Donnelley Marketing may terminate the agreement with 180 days notice. The Company currently performs similar data processing services and anticipates that as it expands its processing capacity, it will be able to perform Donnelley Marketing's data processing requirements in-house at a lower cost.

     First Data Resources' Omaha processing facility will continue the operations and new development required by Donnelley Marketing's InfoSight and KnowledgeSight customers. Costs for these services will be passed through to Donnelley Marketing at internal cost. Donnelley Marketing will receive quarterly net revenue generated from these products. First Data Resources is a subsidiary of First Data Corporation.

     First Data Resources will host the computers and provide online access to Donnelley Marketing employees and customers of its Decision Scope product.

     As part of the merger, Donnelley Marketing entered into a Transition Services Agreement with First Data Corporation whereby First Data Corporation will perform agreed-upon processing for certain accounting functions for customer billing and accounts receivable systems and will reside on First Data systems at the Denver service center location and must be converted to our platforms no later than June 30, 2000.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     We regard our databases and software as proprietary. Our databases are copyrighted, and we depend on trade secret and non-disclosure safeguards for protection of our software. We distribute our products under agreements that grant customers a license to use our products in the ordinary course of their businesses and contain terms and conditions prohibiting the unauthorized reproduction of our products. In addition, we generally enter into confidentiality agreements with our management and programming staff and limit access to and distribution of our proprietary information. There can be no assurance that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or independent third party development of substantially similar products and technology. We believe, however, that legal protection of our database and software is less significant than the knowledge and experience of our management and personnel, and their ability to develop, enhance and market existing and new products and services.

COMPETITION

     The business and consumer marketing information industry is highly competitive. We believe that competition in our industry is based on the quality and comprehensiveness of the information provided, the ability to deliver the information in products and formats that the customer needs and, to a lesser extent, on the pricing of information products and services. We also believe that the ability to provide proprietary consumer and business databases along with data processing and database marketing services is a key competitive advantage. A number of small and large competitors are active in specific aspects of our business. In business sales lead products, we face competition from Dun's Marketing Services ("DMS"). DMS, which relies upon information compiled from Dun & Bradstreet's credit database, tends to focus on marketing to large companies. In business directory publishing, we compete primarily with Regional Bell Operating Companies and many smaller, regional directory publishers. In consumer sales lead products, we compete with R.L. Polk, Experian and Equifax, both directly and through reseller networks. In data processing services, we compete with Acxiom and Harte-Hanks Data Technologies. In consumer products, we compete with certain smaller producers of CD-Rom products.

EMPLOYEES

     As of December 31, 1999, we employed a total of approximately 1,985 people on a full-time basis. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

ITEM 2. PROPERTIES

     Our headquarters are located in a 148,000 square foot facility in Omaha, Nebraska, where we perform sales and administrative activities. Order fulfillment and shipping are conducted at our 30,000 square foot Carter Lake, Iowa facility, which is located 15 miles from our headquarters. Data compilation, telephone verification, data and product development, and information technology services are conducted at our 130,000 square foot Papillion, Nebraska facility which is located about 5 miles from our headquarters. Donnelley Marketing catalog sales operations are performed in a 40,000 square foot location in Marshfield, Wisconsin. We own these facilities, as well as adjacent land at certain locations for possible future expansion.

     In addition, we lease a 69,000 square foot facility in Greenwich, Connecticut which lease expires in September 2003. The Greenwich, Connecticut facility houses various Donnelley Marketing sales and operations functions, and serves as one of our data centers. Donnelley Marketing also leases a 60,000 square foot facility in Ames, Iowa, which houses consumer database and client services operations. Donnelley Marketing is currently headquartered in Omaha, Nebraska. We also lease sales office space at over 30 different locations in the United States and Canada, the aggregate rental obligations of which are not significant.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     At a Special Meeting of Stockholders held on October 21, 1999, our stockholders approved an amendment to our Certificate of Incorporation to authorize a new class of common stock (the "Reclassified Common Stock") and combine and reclassify our Class A and Class B common stock into the Reclassified Common Stock on a one-for-one basis. See our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 for more detailed information about this matter.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

NAME                                    AGE                  POSITION
----                                    ---                  --------
Vinod Gupta...........................  53    Chairman of the Board and Chief
                                              Executive Officer
Stormy Dean...........................  42    Controller and Acting Chief Financial
                                              Officer
Susan Henricks........................  49    President and Chief Operating Officer,
                                                Donnelley Marketing
DJ Thayer.............................  33    President, Small Business Group
Monica Messer.........................  37    President, Database and Technology
                                              Group
William Chasse........................  41    President and Chief Executive Officer,
                                                infoUSA.Com
William Kerrey........................  51    President, License Group

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

     Stormy Dean has served as the Corporate Controller since September of 1998 and as the acting Chief Financial Officer from January 1998 to August 1998 and since January 2000. From August 1995 to September 1998, Mr. Dean served as the Company's tax director. Prior to that, Mr. Dean worked in the Tax Department of Peter Kiewit Sons Inc., a construction and telecommunications company, from January of 1990 until joining the Company in August of 1995. Mr. Dean holds a B.S. in Accounting from the University of Nebraska at Omaha, an M.B.A from the University of Nebraska at Omaha, and a Certified Public Accountant certificate.

     Susan Henricks has served as President and Chief Operating Officer of Donnelley Marketing since August 1999. Ms. Henricks previously served as Executive Vice President of Client Development for First Data Corporation from 1998 to 1999, and prior to working with First Data Corporation, Ms. Henricks most recently served as President and Chief Executive Officer of Metromail Corporation. Ms. Henricks worked for Metromail Corporation from 1986 to 1998. Ms. Henricks holds a B.S. and an M.B.A. from Northwestern University.

     DJ Thayer has served as President of the Small Business Group since May 1999, as Senior Vice President from October 1997 to May 1999, and as a Vice President and General Manager since joining the Company in 1993. Prior to that, Mr. Thayer worked for US West, Inc., and as a legislative aide in the U.S. House of Representatives. Mr. Thayer holds a B.A. in Political Science from the University of Nebraska, and an M.B.A. from Auburn University.

     Monica Messer has served as Executive Vice President and Chief Information Officer of the Company since February 1997, and served as a Senior Vice President of the Company from January 1996 to January 1997. Ms. Messer joined the Company in 1983 and has served as a Vice President of the Company since 1985. Ms. Messer holds a B.S. in Business Administration from Bellevue University.

     William Chasse has served as President and Chief Executive Officer of infoUSA.Com since April 1999, as Executive Vice President, Sales and Marketing of the Company from October 1996 to April 1999, as a Senior Vice President from January 1995 to October 1996, and as a Vice President from 1990 to January 1995. Mr. Chasse joined the Company in 1988. Mr. Chasse holds a B.S. in Business Administration and an M.B.A. from the University of Nebraska.

     William Kerrey has served as Senior Vice President, Licenses since August 1994, and served as a Vice President from 1989 to August 1994. Mr. Kerrey holds a B.S. in Economics, a B.S. in Spanish and an M.S. in Agronomy from the University of Nebraska.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock $0.0025 par value, is traded on the NASDAQ National Market System under the symbol IUSA.

     We had two classes of Common Stock that were traded on the NASDAQ National Market between October 10, 1997 and October 21, 1999. These were Class A Common Stock and Class B Common Stock with symbols of IUSAA and IUSAB, respectively. On October 21, 1999, we received shareholder approval to combine and reclassify the Class A common stock and Class B common stock into a single class of common stock. The combination had no effect on the total number of shares outstanding, with each of the Class A and Class B shares converted on a one-for-one basis for the reclassified single class of common stock. Each share of stock is entitled to a single vote. Effective October 25, 1999, our shares began trading on NASDAQ under the temporary symbol of IUSAD, which was ultimately changed to the permanent symbol IUSA.

     The following table sets forth the high and low closing prices for our Common Stock during each quarter of 1999 and 1998, as adjusted to give effect to stock splits and stock combinations completed to date.

                                  COMMON STOCK

                                                               HIGH     LOW
                                                              ------   ------
1999
  Fourth Quarter............................................  $14.38   $ 5.19
  Third Quarter.............................................  $ 8.06   $ 5.00
  Second Quarter............................................  $11.13   $ 5.38
  First Quarter.............................................  $ 6.31   $ 4.50
1998
  Fourth Quarter............................................  $ 7.50   $ 2.69
  Third Quarter.............................................  $15.81   $ 6.00
  Second Quarter............................................  $16.00   $12.38
  First Quarter.............................................  $17.63   $10.50

     As of March 7, 2000, there were 106 stockholders of record of the Common Stock, and an estimated additional 5,100 stockholders who held beneficial interests in shares of common stock registered in nominee names of banks and brokerage houses.

     We have not declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on our financial condition, results of operations and other factors deemed relevant by our Board of Directors. Our existing credit agreement generally prohibits the payment of dividends or other distributions with respect to our common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for each of the years in the five years ended December 31, 1999 has been derived from the Company's audited Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes set forth on pages F-1 through F-25 of this Form 10-K. The Consolidated Financial Statements as of December 31, 1999 and 1998, and for each of the years in the three years ended December 31, 1999, are set forth on pages F-1 through F-22 of this Form 10-K.

                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1999        1998       1997       1996       1995
                                                              ---------   --------   --------   --------   --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales...................................................  $ 266,073   $228,678   $193,327   $108,298   $ 86,766
Costs and expenses:
  Database and production costs.............................     78,760     66,319     55,090     29,272     23,999
  Selling, general and administrative.......................    110,740    117,724     80,203     45,766     37,724
  Depreciation and amortization(1)..........................     35,109     27,472     34,415     16,355      3,469
  Provision for litigation settlement(2)....................         --      4,500         --         --         --
  Impairment of assets(3)...................................      5,599         --         --         --         --
  Acquisition costs(4)......................................      4,166      3,643      2,598         --         --
  In-process research and development(5)....................         --      3,834     53,500     10,000         --
  Restructuring charges(6)..................................         --      2,616         --         --         --
                                                              ---------   --------   --------   --------   --------
        Total costs and expenses............................    234,374    226,108    225,806    101,393     65,192
                                                              ---------   --------   --------   --------   --------
Operating income (loss).....................................     31,699      2,570    (32,479)     6,905     21,574
Other income (expense):
  Investment income.........................................     14,196     16,628      3,748      3,194      1,322
  Interest expense..........................................    (18,579)    (9,160)    (4,098)      (209)      (157)
  Gain on issuance of subsidiary stock(7)...................      8,886         --         --         --         --
  Other.....................................................         --     (2,000)        --       (943)        --
                                                              ---------   --------   --------   --------   --------
Income (loss) before income taxes and discontinued
  operations................................................     36,202      8,038    (32,829)     8,947     22,739
Income taxes................................................     13,144      5,880      6,987      3,400      8,421
                                                              ---------   --------   --------   --------   --------
Income (loss) from continuing operations....................     23,058      2,158    (39,816)     5,547     14,318
Extraordinary item, net of tax(8)...........................        128         --         --         --         --
Loss on discontinued operations(9)..........................         --         --         --       (355)    (2,317)
Loss from abandonment of subsidiary(9)......................         --         --         --     (1,373)        --
                                                              ---------   --------   --------   --------   --------
Net income (loss)...........................................  $  23,186   $  2,158   $(39,816)  $  3,819   $ 12,001
                                                              =========   ========   ========   ========   ========
Basic earnings (loss) per share.............................  $    0.48   $   0.04   $  (0.82)  $   0.09   $   0.29
                                                              =========   ========   ========   ========   ========
Weighted average shares outstanding.........................     48,470     49,314     48,432     42,065     41,475
                                                              =========   ========   ========   ========   ========
Diluted earnings (loss) per share...........................  $    0.48   $   0.04   $  (0.82)  $   0.09   $   0.28
                                                              =========   ========   ========   ========   ========
Weighted average shares outstanding.........................     48,613     50,215     48,432     42,390     42,136
                                                              =========   ========   ========   ========   ========
OTHER DATA:
Earnings before interest, taxes, depreciation and
  amortization ("EBITDA"), as adjusted(10)..................  $  72,407   $ 33,876   $ 55,436   $ 33,260   $ 25,043
                                                              =========   ========   ========   ========   ========
CASH FLOW DATA:
Net cash from operating activities..........................  $  29,172   $ 16,742   $ 30,256   $ 12,321   $ 15,819
                                                              =========   ========   ========   ========   ========
Net cash used in investing activities.......................   (200,071)   (36,626)   (99,932)   (13,824)   (14,905)
                                                              =========   ========   ========   ========   ========
Net cash from (used in) financing activities................    152,142     38,834     72,832     (2,999)    (2,406)
                                                              =========   ========   ========   ========   ========

                                                                                  DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1999        1998       1997       1996       1995
                                                              ---------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Working capital.............................................  $  40,899   $ 70,157   $ 60,007   $ 45,727   $ 45,363
Total assets................................................    473,344    270,773    194,911    107,877     91,241
Long-term debt, including current portion...................    277,522    128,259     82,000      1,135      2,039
Stockholders' equity........................................    110,811     88,247     80,236     87,605     76,084

---------------

(1) During 1996, includes a charge of $11.5 million for the change in estimated useful lives based on management's evaluation of the remaining lives of certain intangibles related to acquisitions prior to 1995.

(2) During 1998, includes $4.6 million in damages awarded to Experian Information Solutions, Inc. in connection with arbitration of a contractual dispute.

 (3) During 1999, the Company recorded a write-down of $3.9 million on the Company's existing consumer database due to the acquisition of Donnelley Marketing and a write-down of $1.7 million on leasehold improvements and in-process construction projects due to the move of the Company's data processing operations from Montvale, NY to Greenwich, CT.

 (4) Includes the following acquisition costs: 1) $4.2 million associated with the acquisition and integration of Donnelley Marketing (1999), 2) $3.0 million of costs associated with the Company's bid to acquire Metromail Corporation (1998), 3) $0.6 million associated with the Company's offering to sell Common Stock which was not completed (1998), and 4) $2.6 million associated with the acquisition and integration of DBA Holdings, Inc. ("DBA") and Pro CD (1997).

 (5) Includes the following charges for purchased in-process research and development costs associated with the acquisitions of Walter Karl, Inc. of $3.8 million (1998), DBA of $49.2 million (1997), Pro CD of $4.3 million
     (1997) and Digital Directory Assistance, Inc. of $10.0 million (1996).

 (6) During 1998, includes the following restructuring charges: 1) $1.4 million related to the Company's compilation and sales activities for new businesses, and 2) $1.2 million related to certain cost reduction measures enacted by the Company.

 (7) During 1999, infoUSA.com, a subsidiary of the Company, completed its first round of venture capital financing. As a result of the issuance of common stock of this subsidiary, the Company recorded a gain of $8.9 million on the transaction.

 (8) During 1999, the Company repurchased $9.0 million of its Senior Subordinated Notes. As part of the repurchase, the Company recorded a net gain of $0.1 million.

 (9) During 1995, the Company sold American Business Communications for $3.0 million in the form of a non-recourse promissory note. In 1996 the Company recorded a loss of $1.4 million attributable to the default by the purchaser on the non-recourse promissory note delivered to the Company in this transaction.

(10) "EBITDA, as adjusted" is defined as operating income (loss) adjusted to exclude depreciation, amortization of intangible assets and non-cash acquisition-related and restructuring charges. EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service debt and of the Company's cash flows from operations excluding any non-recurring items. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

(11) The Company has had several acquisitions since 1996 which would affect the comparability of historical data. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     infoUSA is a leading provider of business and consumer marketing information, data processing and database marketing services. infoUSA is also an incubator of Internet database companies in that companies utilize our products and services to find new customers, manage their marketing databases, and deliver innovative Internet solutions to their clients. The Company's key assets include proprietary databases of 12 million businesses and 200 million consumers in the United States and Canada. We believe our proprietary content is the most comprehensive and accurate data available. We leverage these key assets by selling through multiple distribution channels to small and medium-size businesses, Fortune 1000 companies, consumers, and Internet and Wireless value added resellers.

     Historically, our revenue has been derived predominantly through the sale of customized sales lead generation products. We estimate that no customer represented greater than approximately 3% of net sales in 1999. As our company has expanded product and service offerings, we have successfully capitalized on new markets and applications for our proprietary databases. We began to recognize significant revenue from data processing services in 1997 following the acquisition of Database America. With the expansion of our Consumer Products Division, and the acquisition of Pro CD and Digital Directory Assistance, revenue from consumer CD-Rom products increased substantially between 1993 and 1997. List Brokerage and List Management revenue showed strong growth during 1998 with the acquisition of Walter Karl and JAMI Marketing Services. Finally, the company has recognized strong growth in the past year and believes there is significant opportunity with our various Internet initiatives.

     During 1999, we formalized our Internet Strategy, which is to leverage our proprietary content online for multiple applications. We intend to use our powerful database assets and branded distribution to create and develop multiple Internet database companies. Our databases are dynamic, changing by over 40% per year, and are rich in content. In addition, we are continuously increasing the depth and breadth of the content to include public information, pictures, videos and many other unique data elements. We are poised to exploit this technology and distribution channel, and have positioned our company as an incubator of various information based Internet companies, such as infoUSA.com, VideoYellowPages.com, businessCreditUSA.com, and listbazaar.com. Several other potential companies are on the drawing board. We intend to leverage our proprietary content into multiple vertical market applications and valuable B2b e-Commerce, e-CRM, and e-Infomediary solutions. During 1999 we named long-time company executive William Chasse as Chairman and CEO of infoUSA.com and headquartered our Internet companies in the heart of Silicon Valley, in Foster City, California. Mr. Chasse has during the past several months recruited and assembled a team of executive managers who bring a wealth of Internet experience to our company.

     We also made significant progress during 1999 in our core business operations, specifically with the acquisition of Donnelley Marketing from First Data Resources, and the expansion of our executive management team. In July of 1999, we completed the acquisition of Donnelley Marketing, which enhanced our proprietary consumer database and database marketing services. The merger made us the only company in our industry offering proprietary business and consumer data, data processing, and database marketing services. This strategic acquisition gives us the ability to offer complete solutions and fulfill substantially all the database, data processing, and database marketing needs of our Fortune 1000 customers.

     Susan L. Henricks joined our company during 1999 as Senior Vice President of our large customer group, comprised of Donnelley Marketing, Database America, and Walter Karl. Ms. Henricks previously served as Executive Vice President of Client Development for First Data Corporation, and prior to working with First Data Corporation, served as President and CEO of Metromail Corporation. Ms. Henricks was instrumental in the successful integration of Donnelley Marketing ahead of schedule, and with greater cost synergies than projected. She has a wealth of experience in our industry, and has made significant contributions already. Other notable additions to the management team include J. Peter Bardwick as CFO and COO of infoUSA.com. Mr. Bardwick was previously CFO of CBS Marketwatch. Rakesh Gupta (no relation to infoUSA chairman and chief executive officer, Vinod Gupta) was hired as Senior Vice President, e-Commerce. Mr. Gupta was previously the Chief Information Officer for Atlas Travel Technologies.

     Overall, 1999 was a record year, with revenue of $266.1 million and EBITDA, as adjusted of $72.4 million. The Company returned to historic levels for cash flow, as measured by EBITDA.

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

     The Company had previously made certain disclosures relative to the continuing results of operations of acquired companies where appropriate and possible, although the Company has in the case of all acquisitions since 1996, immediately integrated the operations of the acquired companies into existing operations of the Company. Generally, the results of operations for these acquired activities are no longer separately accounted for from existing activities. The Company cannot report on the results of operations of acquired companies upon completion of the integration as the results are "commingled" with existing results. Additionally, upon integration of acquired operations, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales by acquired business units of existing products. Due to recent and potential future acquisitions, future results of operations will not be comparable to historical data. While the results cannot be accurately quantified, acquisitions have had a significant impact on net sales.

     Since 1996, database and production costs have increased as a percentage of net sales as a result of higher costs associated with data processing services and CD-Rom production. To the extent that data processing and CD-Rom sales constitute a greater percentage of net sales, the Company expects database and production costs to increase as a percentage of net sales in the future.

     Since 1997, net sales of the Company's large business segment have increased as a percentage of the Company's total net sales, due to the acquisition of the Database America Companies, Walter Karl, JAMI Marketing and Donnelley Marketing.

     The Company has supplemented its internal growth through strategic acquisitions. The Company has completed ten acquisitions since mid-1996. Through these acquisitions, the Company has increased its presence in the consumer marketing information industry, greatly increased its ability to provide data processing solutions, added two consumer CD-Rom product lines, increased its presence in list management and list brokerage services and broadened its offerings of business marketing information. The following table summarizes these acquisitions:

                                                                                                              TRANSACTION
                                                       PRINCIPAL             TYPE OF                             VALUE
ACQUIRED COMPANY                 KEY ASSET          BUSINESS SEGMENT       ACQUISITION       DATE ACQUIRED  (IN MILLIONS)(1)
----------------                 ---------          ----------------       -----------       -------------  ----------------
Digital Directory
  Assistance............  Consumer CD-Rom Products  Small business     Asset purchase        August 1996          $ 17
County Data
  Corporation...........  New Businesses Database   Small business     Pooling-of-interests  November 1996        $ 11
Marketing Data
  Systems...............  Data Processing Services  Large business     Asset purchase        November 1996        $  3
BJ Hunter...............  Canadian Business         Small business     Stock purchase        December 1996        $  3
                          Database
Database America
  Companies.............  Consumer Database and     Large business     Stock purchase        February 1997        $105
                            Data Processing
                            Services
Pro CD..................  Consumer CD-Rom Products  Small business     Asset purchase        August 1997          $ 18
Walter Karl.............  Data Processing and List  Large business     Stock purchase        March 1998           $ 18
                            Management Services
JAMI Marketing..........  List Management Services  Large business     Asset purchase        June 1998            $ 13
Contacts Target
  Marketing.............  Canadian Business         Small business     Asset purchase        July 1998            $  1
                          Database
Donnelley Marketing.....  Consumer Database and     Large business     Stock purchase        July 1999            $200
                            Data Processing
                            Services

---------------

(1) Transaction value includes total consideration paid including cash paid, debt issued and stock issued plus long-term debt repaid or assumed at the date of acquisition plus, in the case of DBA, a subsequent purchase price adjustment in October 1997.

     As part of these strategic acquisitions, the Company has incurred various acquisition-related charges to operations, consisting of: 1) $10.0 million in 1996 in connection with the acquisition of Digital Directory Assistance, 2) $56.1 million in 1997 in connection with the acquisitions of DBA and Pro CD, 3) $10.1 million in 1998 in connection with the acquisitions of Walter Karl and JAMI Marketing and for certain internal restructuring charges, and 4) $9.8 million in 1999 in connection with the acquisition of Donnelley Marketing. In addition, the Company expects to amortize goodwill and other intangibles over periods of 1 to 20 years in connection with acquisitions completed since mid-1996. The Company's results for 1997 do not include the operations of Walter Karl or JAMI Marketing, and the results for 1998 and 1997 do not include the operations of Donnelley Marketing. In connection with future acquisitions, the Company expects that it will be required to incur additional acquisition-related charges to operations and to amortize additional amounts of goodwill and other intangibles over future periods. While there are currently no binding commitments with respect to any particular future acquisitions, the Company frequently evaluates the strategic opportunities available to it and intends to pursue strategic acquisitions of complementary products, technologies or businesses that it believes fit its business strategy.

     Associated with the acquisitions previously described, the Company has recorded amortization expense on goodwill and other intangibles as summarized in the following table (amounts in thousands):

                   FISCAL YEAR                       AMOUNT
                   -----------                       -------
1995.............................................    $ 1,248
1996.............................................      1,312
1997.............................................     27,661
1998.............................................     18,147
1999.............................................     22,237

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales. The amounts and related percentages may not be fully comparable due to the acquisition of the Database America Companies (DBA) in February 1997, Pro CD in August 1997, Walter Karl in March 1998, JAMI Marketing Services (JAMI) in June 1998, and Donnelley Marketing (Donnelley) in July 1999:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              1999     1998     1997
                                                             ------   ------   ------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales..................................................     100%     100%     100%
Costs and expenses:
  Database and production costs............................      30       29       29
  Selling, general and administrative......................      42       51       41
  Depreciation and amortization............................      13       12       18
  Provision for litigation settlement......................      --        2       --
  Impairment of assets.....................................       2       --       --
  Acquisition costs........................................       2        1        1
  In-process research and development......................      --        2       28
  Restructuring charges....................................      --        1       --
                                                             ------   ------   ------
          Total costs and expenses.........................      88       98      117
                                                             ------   ------   ------
Operating income (loss)....................................      12        2      (17)
Other income, net..........................................       2        2       --
                                                             ------   ------   ------
Income (loss) before income taxes and extraordinary item...      14        4      (17)
Income taxes...............................................       5        3        4
                                                             ------   ------   ------
Income (loss) before extraordinary item....................       9        1      (21)
Extraordinary item, net of tax.............................      --       --       --
                                                             ------   ------   ------
Net income (loss)..........................................       9%       1%     (21)%
                                                             ======   ======   ======
EBITDA, as adjusted(1).....................................      27%      15%      29%
                                                             ======   ======   ======
OTHER DATA:
SALES BY SEGMENT:
  Small business...........................................  $130.1   $130.0   $116.3
  Large business...........................................   136.0     98.7     77.0
                                                             ------   ------   ------
          Total............................................  $266.1   $228.7   $193.3
                                                             ======   ======   ======
SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
  Small business...........................................      49%      57%      60%
  Large business...........................................      51       43       40
                                                             ------   ------   ------
          Total............................................     100%     100%     100%
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

1999 COMPARED TO 1998

  Net sales

     Net sales for 1999 were $266.1 million, an increase of 16% from $228.7 million for 1998. Net sales of the small business segment for 1999 were $130.1 million, compared to $130.0 million for 1998. Net sales of consumer CD-Rom products were $19.0 million, a 3% decrease from $19.5 million for 1998. Internet content sales were $3.3 million, an 83% increase from $1.8 million for 1998, led by growth in net sales of mailing lists, sales leads and business credit reports. Net sales for the small business segment were flat principally due to the implementation of stricter credit practices during late 1998. The Company adhered to these new credit-extension practices throughout 1999, effectively slowing the growth of sales within the small business segment, but improving the profitability of the segment. The Company has also improved the product mix within its small business segment resulting in improved profit margins. The Company has been aggressively targeting mid-size customers since mid-1999, and believe these customers represent an important growth opportunity for the small business segment in 2000.

     Net sales of the large business segment for 1999 were $136.0 million, a 38% increase from $98.7 million for 1998. The Company recorded net sales of data processing services of $74.8 million during 1999, compared to $62.3 million during 1998. Net sales of Internet-based database licenses were $12.5 million, a 59% increase from $7.8 million for 1998. Since mid-1999, the Company has been successfully renewing and signing new Internet license agreements using a variable CPM model, no longer entering into license agreements on a flat fee basis. The increase in net sales for the large business segment and in data processing services is principally due to the following factors: 1) the acquisition of Donnelley effective July 1999, 2) an increase in sales of Internet-based database licenses, and 3) increased sales of data processing services by the Company's National Accounts sale force. During late 1998, a significant data processing services customer notified the Company that it intended to perform the same processing in-house. The customer represented 6% of total net sales during 1998. In early 1999, the customer transferred a significant portion of the business in-house. The overall increase in the large business segment net sales was partially offset by the loss of this customer.

  Database and production costs

     Database and production costs for 1999 were $78.8 million, or 30% of net sales, compared to $66.3 million, or 29% of net sales for 1998. Since 1996, database and production costs have increased as a percentage of net sales as a result of higher cost margins associated with data processing services, CD-Rom production, and list brokerage services. To the extent that data processing and list brokerage services constitute a greater percentage of net sales, the Company expects database and production costs to increase as a percentage of net sales. Factors contributing to the increase in database and production costs as a percentage of net sales include: 1) an overall increase in list brokerage and data processing services sales due to the acquisitions of Walter Karl and JAMI Marketing during 1998, and 2) the acquisition of Donnelley in July 1999 which internally has significant sales of data processing services. The overall increase in database and production costs was partially offset by a decrease in consumer CD-Rom sales and reduced operating costs associated with the production of consumer CD-Rom titles.

  Selling, general and administrative expenses

     Selling, general and administrative expenses for 1999 were $110.7 million, or 42% of net sales, compared to $117.7 million, or 51% of net sales for 1998. The decrease in selling, general and administrative expenses for 1999 from 1998, represented as a percentage of net sales, is partially the result of the following items recorded during 1998: 1) increase in estimates for reserves for bad debts of $3.5 million, 2) increase in estimates for reserves related to price protection and cooperative advertising for consumer CD-Rom products of $5.3 million, 3) decrease in estimated benefit period related to deferred advertising costs of $2.7 million, and 4) $0.6 million related to executive severance costs.

     During late 1997 and early 1998, the Company ramped-up its sales force anticipating a targeted incremental increase in net sales. The Company subsequently did not achieve the targeted incremental increase in net sales. During the third quarter of 1998, the Company enacted certain cost reduction measures, represented principally by staffing reductions, as described in the section "Restructuring Charges" to counter prior measures taken. During the period from the fourth quarter of 1998 through the second quarter of 1999, the Company focused on the reduction of operating expenses, successfully completing during mid-1999 the cost reduction program implemented during the third quarter of 1998. In addition to the items previously described, the decrease in selling, general and administrative expenses in total and as a percentage of net sales is partially the result of the staffing reductions, excluding the effects of the addition of staff related to the acquisition of Donnelley in July 1999.

  Depreciation and amortization expenses

     Depreciation and amortization expenses for 1999 were $35.1 million, or 13% of net sales, compared to $27.5 million, or 12% of net sales for 1998. The increase in depreciation and amortization expenses is due to the acquisition of Donnelley in July 1999.

  Provision for litigation settlement

     During 1998, the Company recorded a provision for litigation settlement of $4.5 million, or 2% of net sales, related to a dispute centered around a license agreement between DBA and Experian Information Solutions, Inc. prior to the Company's acquisition of DBA in February 1997.

  Impairment of assets

     During 1999, the Company recorded asset impairment charges totaling $5.6 million, or 2% of net sales. The impairment charges included: 1) a write-down of $3.9 million on the net unamortized balance of the Company's existing consumer database white pages file which was impaired due to the addition of the more complete Donnelley consumer file with the acquisition of Donnelley in July 1999, and 2) a write-down of $1.7 million on the net book value of certain leasehold improvements and in-process construction projects which were abandoned due to the move of data processing services operations from Montvale, NJ to Greenwich, CT.

  Acquisition costs

     During 1999, the Company recorded various integration-related charges of $4.2 million, or 2% of net sales. The integration-related charges included consulting costs, management bonuses, direct travel and entertainment costs and other direct integration-related charges. These costs were not directly related to the acquisition of Donnelley, and therefore could not be capitalized, but were costs associated with the integration of Donnelley operations into the Company's existing operations.

     During 1998, the Company recorded charges totaling $3.6 million, or 1% of net sales, consisting of $3.0 million of costs associated with the Company's bid to acquire Metromail Corporation and $0.6 million associated with the Company's offering to sell Common Stock which was not completed.

  In-process research and development

     During 1998, the Company recorded a charge of $3.8 million, or 2% of net sales, for purchased in-process research and development costs associated with the acquisition of Walter Karl, Inc. See discussion of 1998 compared to 1997 for additional information related to this charge.

  Restructuring charges

     During 1998, the Company recorded restructuring charges totaling $2.6 million, or 1% of net sales. A restructuring charge of $1.4 million was recorded related to the closing of the County Data Corp. new business compilation and sales center and moving these operations from Vermont to Nebraska. All 45 of the County Data Corp. employees were terminated, and severance charges recorded totaled $0.6 million. The restructuring charges also included lease termination costs of $0.3 million and a write-off of $0.5 million of leasehold improvement costs associated with the closed Vermont facility. The restructuring, including recording the payments and write-downs described, was completed by September 30, 1998.

     Also during 1998, the Company recorded a restructuring charge of $1.2 million which included $0.6 million in severance for 244 employees terminated as a result of the implementation of certain cost reduction measures. These employees were primarily in support and administration positions but some under-performing sales personnel were also terminated. The restructuring charges also included $0.4 million related to the closing of four field sales offices. Additionally, the Company recorded a write-down of $0.2 million related to leasehold improvement costs at facilities leased by the Company which were being closed. The restructuring, including recording the payments and write-downs described, was completed by June 30, 1999.

  Operating income

     Including the factors previously described, the Company had operating income of $31.7 million, or 12% of net sales for 1999, as compared to operating income of $2.6 million, or 2% of net sales for 1998.

     Excluding acquisition-related, integration and restructuring, provision for litigation settlement and asset impairment charges previously described, the Company would have had operating income of $41.5 million, or 16% of net sales for 1999, as compared to operating income of $17.2 million, or 8% of net sales for 1998.

     Operating income for the small business segment for 1999 was $59.3 million, or 46% of net sales, as compared to $54.7 million, or 42% of net sales for 1998. Factors contributing to the increase in operating income as a percentage of net sales are described in the section "Selling, general and administrative expenses." See Note 21 of the notes to the accompanying consolidated financial statements for additional information.

     Operating income for the large business segment for 1999 was $55.9 million, or 41% of net sales, as compared to $39.7 million, or 40% of net sales for 1998. Factors contributing to the increase in operating income as a percentage of net sales are described in the section "Selling, general and administrative expenses." See Note 21 of the notes to the accompanying consolidated financial statements for additional information.

  Other income (expense), net

     Other income (expense), net was $4.5 million, or 2% of net sales, and $5.5 million, or 2% of net sales, for 1999 and 1998, respectively. Other income (expense) is comprised of interest expense, investment income and other income or expense items which do not represent components of operating income (expense) of the Company.

     Interest expense was $18.6 million and $9.2 million for 1999 and 1998, respectively. The increase in interest expense is principally the result of servicing debt under the Company's 9 1/2% Senior Subordinated Notes Due 2008 which were issued in June 1998 and the addition of the Deutsche Bank Credit Facilities used to finance the acquisition of Donnelley in July 1999.

     Investment income was $14.2 million and $16.6 million for 1999 and 1998, respectively. The Company recorded realized gains on the sale of marketable securities totaling $12.9 million and $15.5 million for 1999 and 1998, respectively. During 1999, the Company realized a gain of $10.3 million on the disposition of its holdings in InfoSpace.com common stock. During 1998, the Company realized a gain of $16.5 million on the disposition of its holdings in Metromail Corporation common stock.

     During 1999, infoUSA.com, a subsidiary of the Company, completed its first round of venture capital financing. As a result of the issuance of common stock of this subsidiary, the Company recorded a gain of $8.9 million on the transaction.

     During 1998, the Company recorded a loss of $2.0 million on the write-off of an investment. During 1997, the Company made an investment of $2.0 million in preferred stock of an issuer, representing less than 20% of the issuer's outstanding stock. During 1998, the issuer commenced a reorganization and sought funding from other outside investors, diluting the Company's investment in this entity to a nominal value. Additionally, the Company obtained knowledge that the issuer was incurring significant losses and the intended line of business of this start-up entity had significantly changed. Accordingly, the Company wrote-off this investment, which was accounted for on a cost basis.

  Income taxes

     A provision for income taxes of $13.1 million and $5.9 million was recorded for 1999 and 1998, respectively. Acquisition-related charges of $3.8 million, representing purchased in-process research and development charges for Walter Karl, were included in income before income taxes for 1998, but are not deductible for tax purposes. The provisions for these periods also reflect the inclusion of amortization of certain intangibles in taxable income not deductible for tax purposes. Amortization expense of $7.5 million and $3.3 million were not deductible for tax purposes for 1999 and 1998, respectively.

  Extraordinary item, net of tax

     During the first quarter of 1999, the Company repurchased $9.0 million of its 9 1/2% Senior Subordinated Notes (the "Notes"). In connection with the repurchase of the Notes, the Company recorded a gain of $0.1 million, net of deferred financing costs of $0.4 million written-off in proportion to the face amount of Notes purchased and retired.

  EBITDA, as adjusted

     Excluding the purchased in-process research and development and asset impairment charges previously described, the Company's EBITDA, as adjusted, was $72.4 million, or 27% of net sales for 1999, and $33.9 million, or 15% of net sales for 1998.

1998 COMPARED TO 1997

  Net sales

     Net sales for 1998 were $228.7 million, a 18% increase from $193.3 million in 1997. Net sales of the small business segment were $130.0 million, a 12% increase from $116.3 million in 1997. Included in the small business segment are sales of sales leads generation products and consumer CD-Rom products. Factors contributing to an increase in net sales of sales lead generation products included: the enhancement of existing and development of new sales lead generation products, the increase in the number of mailing pieces mailed from
30.0 million during 1997 to 38.7 million during 1998 and the acquisitions of DBA, Pro CD, and Contacts Target Marketing during 1997 and 1998. The average net sales per mailing piece declined from $6.55 per piece in 1997 to $5.75 in 1998. The principal reason for the decline in average sales per mailing piece is that during 1998, the Company increased the pieces mailed to test various markets and new product lines. The market tests did not result in significant incremental net sales. Net sales of consumer CD-Rom products for 1998 were $19.5 million, an 11% decrease from $21.7 million for 1997. The decrease in consumer CD-Rom product net sales reflects an increase in estimates for reserves of $2.7 million during 1998 related to product returns. Due to a decline in general market conditions and demand for the product, the Company experienced significant product returns during the second and third quarters of 1998. Therefore the reserve for returns was adjusted accordingly. The change in the reserve for returns related primarily to sales that occurred during the second and third quarters of 1998. The decline in market conditions and demand for the product have continued to remain low therefore sales are expected to remain at a decreased level.

     Net sales of the large business segment were $98.7 million, a 28% increase from $77.0 million in 1997. Included in the large business segment are sales of data processing services. Net sales of data processing services for 1998 were $62.3 million, a 45% increase from $42.7 million for 1997. The increase is principally the result of the acquisition of DBA in February 1997, Walter Karl in March 1998 and JAMI Marketing in June 1998. Additionally, during 1998, the Company entered into Internet licensing agreements totaling approximately $7.8 million compared to $4.8 million in 1997. The Company recorded sales to a significant data processing services customer totaling $14.6 million during 1998, representing 6% of total net sales. Sales to this customer occurred evenly during the year. During 1998, the customer notified the Company that it intended to perform the same processing in-house. The overall increase in net sales of data processing services in 1999 was partially offset by the loss of this customer.

  Database and production costs

     For 1998, database and production costs were $66.3 million, or 29% of net sales, compared to $55.1 million, or 29% of net sales for 1997. The Company produces, markets and sells an annual consumer CD-Rom product line consisting in excess of twenty separate titles. Each product line is customarily released during the third quarter of each fiscal year. The 1999 product line was released during the third quarter of 1998. During 1998, the Company produced units of the 1998 product line that exceeded actual sales. The write-down of $0.9 million was equal to the remaining costs recorded on the books for the 1998 product line which became obsolete as a result of the release of the 1999 product line during the third quarter of 1998.

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

     During late 1997 and early 1998, the Company ramped-up its sales force anticipating a targeted incremental increase in net sales. The Company subsequently did not achieve the targeted incremental increase in net sales. During the third quarter of 1998, the Company enacted certain cost reduction measures as described in the section "Restructuring Charges" to counter prior measures taken. Salaries and wages principally related to the sales force accounted for approximately one-half of the increase in selling, general and administrative expenses, expressed as a percentage of net sales.

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

  Depreciation and amortization expenses

     Depreciation and amortization expenses for 1998 were $27.5 million, or 12% of net sales, compared to $34.4 million, or 18% of net sales for 1997. Amortization of acquired database costs and purchased data processing software associated with the acquisition of the DBA in February 1997 totaled $6.3 million and $21.7 million for 1998 and 1997, respectively.

     Excluding amortization of acquired database costs and purchased data processing software associated with the acquisition of DBA in February 1997, depreciation and amortization expenses were $21.1 million and $12.7 million for 1998 and 1997, respectively. The increase relates primarily to amortization of intangibles for acquisitions recorded since June 1997, including Pro CD in August 1997, Walter Karl in March 1998, and JAMI in June 1998.

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

     The descriptions of the projects related to Walter Karl are as follows:

     - Internet F/E to M204 is a list fulfillment system which interfaces with the Internet to request orders.

     - M204 Shipping Interface automates shipping and generates the ability to setup shipping destination information as well as allow for the tracking of shipments throughout out its journey to the final destination.

     - List Brokerage & Management Order is a new order entry system for list fulfillment.

     - Global Database Update refers to a project that will create a new updated database for the client, Global.

     - Arandel System Postal/Inkjet allows for postal information to be formatted for Inkjet specifications.

     - Paul Fredrick/Garden Botanika Reporting provides new reporting and database retrieval for the client Paul Fredrick/Garden Botanika.

     - Chilean Database is a project for a Chilean organization which consists of creating a new database with additional information.

     - Datacard System allows for the integration with the List Brokerage & Management Order System for rental lists.

     - Inkjet Utilities will generate a different layout for Inkjet specifications and the project will also allow for new audit reporting.

     - Flowers Response Analysis is a project that will attempt to increase the database response time of the client, Flowers.

     - Data Entry System will allow for LAN data entry of additional information.

     A description of the stage of completion as well as the methodology employed is listed below for each IPR&D project related to Walter Karl; the stage of completion of each project was determined by examining the ratio of R&D expenses as of the acquisition date to total R&D costs (incurred and projected).

IPR&D PROJECTS                            STAGE OF COMPLETION        SCHEDULED BETA TEST DATE
--------------                            -------------------        ------------------------
Internet F/E to M204...............   Middle of the Design Phase          June 1998
M204 Shipping Interface............          Design Phase             Unknown - Delayed
List Brokerage & Mgt. Order........       Early Design Phase            December 1998
Global Database Update.............       Early Design Phase             August 1998
ArandalSystem Postal/InkJet........          Design Phase             Unknown - Delayed
Paul Fredrick......................          Design Phase             Unknown - Delayed
Chilean Database...................          Design Phase                October 1998
Datacard System....................          Design Phase                 April 1998
InkJet Utilities...................   Late Stages of Design Phase          May 1998
Flowers Response analysis..........   Late Stages of Design Phase         April 1998
Data Entry System..................   Late Stages of Design Phase         April 1998

     The stage of completion for each project was determined by using the formula: person years completed on R&D/Total person years of R&D effort. Below is a chart outlining the stage of completion for each project.

                                  R&D PERSON YEARS
                                  COMPLETED AS OF    PERSON YEARS    TOTAL R&D     PERCENTAGE OF
IPR&D PROJECT                      VALUATION DATE     REMAINING     PERSON YEARS    COMPLETION
-------------                     ----------------   ------------   ------------   -------------
Internet F/E to M204............         .25              .50            .75            33%
M204 Shipping Interface.........         .50              .25            .75            67%
List Brokerage & Mgt. Order.....         .50              1.0            1.5            33%
Global Database Update..........         .10              .50            .60            17%
ArandalSystem Postal/InkJet.....         .25              .50            .75            33%
Paul Fredrick...................         .75              .50           1.25            60%
Chilean Database................         .10              .50            .60            17%
Datacard System.................         1.0              .20            1.2            83%
InkJet Utilities................         .50              .20            .70            71%
Flowers Response Analysis.......         .10              .10            .20            50%
Data Entry System...............         .50              .10            .60            83%
          Total.................        4.80             4.35           9.15            52%

     In regards to Walter Karl, product and market risks for each project are outlined in the following table:

IPR & D PROJECT                           PROJECT RISK    PRODUCT RISK    MARKET RISK
---------------                           ------------    ------------    -----------
Internet F/E to M204....................       Low             Low         Medium
M204 Shipping Interface.................  Low to Medium   Low to Medium     Low
List Brokerage & Mgt. Order.............       Low             Low         Medium
Global Database Update..................     Medium            Low          High
ArandalSystem Postal/InkJet.............     Medium            Low          High
Paul Fredrick...........................  Low to Medium        Low          High
Chilean Database........................     Medium            Low          High
Datacard System.........................       Low        Low to Medium     Low
InkJet Utilities........................       Low             Low         Medium
Flowers Response Analysis...............       Low             Low          High
Data Entry System.......................       Low             Low          Low

     During 1997, the Company recorded write-offs of acquired IPR & D totaling $53.5 million, or 28% of net sales, including charges of $49.2 million and $4.3 million in connection with the acquisition of DBA and Pro CD, respectively. A portion of the purchase price for these acquisitions was attributed to the value of the IPR&D projects and was expensed in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, "Accounting for Research and Development Costs." The Company believes its accounting for purchased IPR&D was made in accordance with generally accepted accounting principles and valuation practices at the time of the related acquisitions.

     The Company obtained independent valuations of the purchased IPR&D. The income valuation approach was used to determine the fair value of the IPR&D projects acquired from DBA and Pro CD. Under the income approach, the fair value reflects the present value of the projected cash flow that will be generated by the IPR&D projects if successfully completed. The income approach focuses on the income producing capability of the acquired IPR&D, which the Company believes represents the present value of the future economic benefits expected to be potentially derived from these projects. As of the valuation dates, the acquired IPR&D projects had not demonstrated technological nor economic feasibility. As a result, the attainability of the income projections is subject to three risk factors: project risk, product risk, and market risk. Project risk reflects the degree to which the project can be feasibly completed and will perform upon its completion in the manner specified. Project risk is dependent upon the development phase of the project as of the acquisition date. Under this premise, the closer the project is to completion, the more likely that the project will reach a successful conclusion. Product risk refers to the concept that these products will be able to produce commercially viable products and services. This factor can be assessed based upon past management experience in the development of new products or services and success of those past ventures. Whether the development required a significant technological or process change was also considered. For a product or service which is similar to other products or services, the risk factor associated is low. Market risk refers to the concept that these products will be demanded by the market upon their completion. Market risk is based upon information that indicates the degree to which the market will demand a product or service that provides the functionality specified. Without the successful completion of the remaining development efforts, the end result would be to fail to introduce new products. A discount ranging from 24% to 30% was applied to reflect these risks associated with the projected cash flow to be generated by the acquired IPR&D projects. The stage of completion of the projects is not used in the determination of the value of IPR&D under a discounted cash flow approach. However, the remaining costs to complete each product were subtracted from the corresponding projected profits thereby intrinsically incorporating the level of completion effort.

     The $49.2 million charge for DBA relates to $46.9 million for interactive media products and services and $2.3 million for data processing technologies. Interactive media products included technology that would allow a customer to: access the Company's web site and download profile information on a particular business, company or individual for a per-access charge; "enrich" or "enhance" their list by matching it to the Company's via the internet; and allow the list to reside at the Company, while via the internet the customer will be "flagged" or notified of any updates to the information contained in the list. This project was in the early stages of development and was approximately 5-10% complete at acquisition. The ability to forecast project completion was not reasonable as the technological developments had not achieved a stage of feasibility as of January 31, 1997. Stage of completion was not assessed for this technology. The company had dedicated two engineering software technicians for the development of this technology concentrating on the development of the company's web-site prior to acquisition. These technologies were completed during 1998. During 1998, these functions were completed and have been utilized since that point in time to provide additional capabilities to customers. The new data processing technologies include merge/purge abilities, update and maintenance capabilities of relational databases, improved delivery systems and upgraded billing/accounting systems.

     The $4.3 million charge related to Pro-CD includes the following projects:
Graphical user interface technology represented $1.5 million of the charge. This project involved integrating certain features and functions of SelectPhone and Phonedisc graphical user interfaces into a common interface. The estimated costs at acquisition to complete the project were $3.1 million, with completion estimated for 1999. Database re-engineering, including process modification and restructuring records, of the SelectPhone product in order to accommodate consumer and business files accounted for $2.1 million of the charge. Additional elements were also expected to be added to enhance the SelectPhone product's competitive position. The estimated costs to complete were $5.5 million at acquisition through 2002. Applying DVD compact disc technology to the SelectPhone product line represented $0.5 million of the charge. The estimated cost to complete the project at acquisition was $0.2 million with expected completion in 1999. Finally, $0.2 million was charged relating to the extensive evaluation and correction for year 2000 date processing compliance of the SelectPhone product line. This assessment included the user interface as well as the product database. The estimated cost to complete was $0.4 million at acquisition with completion scheduled for 1998.

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

  Restructuring charges

     During 1998, the Company recorded restructuring charges totaling $2.6 million, or 1% of net sales. During the first quarter of 1998, the Company recorded a restructuring charge of $1.4 million related to the closing of the CDC new business compilation and sales center and moving these operations from Vermont to Nebraska. All 45 of the CDC employees were terminated, and severance recorded totaled $0.6 million. The restructuring charges also included lease termination costs of $0.3 million and a write-off of $0.5 million of leasehold improvement costs associated with the closed Vermont facility. The restructuring, including recording the payments and write-downs described, was completed by September 30, 1998.

     During the third quarter of 1998, the Company recorded a restructuring charge of $1.2 million which included $0.6 million in severance for 244 employees terminated as a result of the implementation of certain cost reduction measures. These employees were primarily in support and administration positions but some personnel from under-performing sales functions were also terminated. The restructuring charges also included $0.4 million related to the planned closing of four field sales offices. Additionally, the Company recorded a write-down of $0.2 million related to leasehold improvement costs at facilities leased by the Company which were being closed. The restructuring, including recording the payments and write-downs described, was completed as of December 31, 1998, with the exception of the costs totaling $0.4 million related to the exit of certain field sales offices which were completed in early 1999.

  Operating income (loss)

     Including the factors previously described, the Company had operating income of $2.6 million, or 2% of net sales for 1998, as compared to an operating loss of $(32.5) million, or (17)% of net sales for 1997.

     Operating income for the small business segment for 1998 was $54.7 million, or 42% of net sales, as compared to $50.5 million, or 43% of net sales for 1997. Factors contributing to the decrease in operating income as a percentage of net sales are described in the section "Selling, general and administrative expenses." See Note 21 of the notes to the accompanying consolidated financial statements for additional information.

     Operating income for the large business segment for 1998 was $39.7 million, or 40% of net sales, as compared to $35.7 million, or 46% of net sales for 1997. Factors contributing to the decrease in operating income as a percentage of net sales are described in the section "Selling, general and administrative expenses." Additionally, the Company acquired Walter Karl and JAMI Marketing during 1998. Walter Karl and JAMI Marketing perform list brokerage services, which traditionally have lower profit margins than services associated with the Company's data processing services. See Note 21 of the notes to the accompanying consolidated financial statements for additional information.

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

  Income taxes

     A provision for income taxes of $5.9 million and $7.0 million was recorded for 1998 and 1997, respectively. Acquisition-related charges of $3.8 million and $49.2 million were included in income before income taxes during 1998 and 1997, respectively, but are not deductible for tax purposes. The provision for these periods also reflect the inclusion of amortization on certain intangibles in taxable income not deductible for tax purposes.

  EBITDA, as adjusted

     Excluding the purchased in-process research and development charges previously described, the Company's EBITDA, as adjusted, was $33.9 million, or 15% of net sales, during 1998, compared to $55.4 million, or 29% of net sales, during 1997.

YEAR 2000 READINESS DISCLOSURE

     The total estimated costs associated with the Company's Year 2000 remediation plan were $5.0 million. As of the date of this Form 10-K, the Company has not experienced any material business disruptions as a result of Year 2000 issues arising from its information systems, nor is it aware of any material Year 2000 related business interruptions impacting its clients or service providers. However, the Company cannot be certain that it will not suffer business interruptions, either due to its own Year 2000 issues that may develop or those of third parties. Accordingly, there can be no assurance the Company or third parties will not have ongoing Year 2000 issues that may have a material adverse effect on the Company.

ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at their fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(ii) a hedge of the exposure to variable cash flows of a forecasted transaction or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency denominated forecasted transaction. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the effect of SFAS 133 to be significant to its financial reporting.

LIQUIDITY AND CAPITAL RESOURCES

  "Consolidated Statements of Cash Flows Information'

     As of December 31, 1999, the Company had working capital of $41.1 million.

     During 1999 in conjunction with the acquisition of Donnelley, the Company negotiated a new credit facilities arrangement which provides for a Revolving Credit Facility of $30.0 million. As of December 31, 1999, the Company had no borrowings under the Revolving Credit Facility, with the exception of one outstanding letter of credit in the amount of $5.0 million reducing the availability under the Revolving Credit Facility to $25.0 million.

     Net cash provided by operating activities during 1999 totaled $29.4 million, compared to net cash provided by operating activities of $16.7 million during 1998.

     During 1999, the Company spent $9.0 million for additions of property and equipment, $10.4 million related to internal software development costs and $577 thousand related to database development costs.

     The Company acquired Donnelley effective July 1999. The Company has paid $206.4 million related to the acquisition, including consideration paid for the acquisition of $200.0 million and $6.4 million for capitalized acquisition costs. As part of the acquisition, the Company borrowed $165.0 million under the new credit facilities arrangement. The Company paid financing costs of $4.0 million to secure the financing arrangement. The

Company also utilized existing cash and marketable securities of approximately $45.0 million to purchase Donnelley.

     During 1999, the Company spent $6.6 million to repurchase common stock of the Company and $8.4 million to repurchase outstanding Senior Subordinated Notes of the Company.

     During 1999, the Company's subsidiary received $10.0 million on the issuance of common stock of a subsidiary and $7.8 million on proceeds from the exercise of stock options.

  "Consolidated Balance Sheets Information'

     Cash and cash equivalents decreased from $29.6 million at December 31, 1998 to $10.8 million at December 31, 1999 and marketable securities decreased from $20.6 million at December 31, 1998 to $70 thousand at December 31, 1999. The Company utilized existing cash and cash equivalents and marketable securities of approximately $45.0 million to purchase Donnelley in July 1999.

     Trade accounts receivable increased from $40.1 million at December 31, 1998 to $65.8 million at December 31, 1999 principally due to the acquisition of Donnelley in July 1999. The Company recorded trade accounts receivable of $14.5 million as part of the acquisition.

     Property and equipment, net increased from $40.3 million at December 31, 1998 to $53.6 million at December, 1999 principally due to the following: 1) $6.2 million recorded as part of the acquisition of Donnelley in July 1999, and
2) the Company recorded capital leases totaling $6.8 million during 1999, primarily related to the acquisition of new computer equipment.

     List brokerage trade accounts receivable decreased from $17.8 million at December 31, 1998 to $16.7 million at December 31, 1999. List brokerage trade accounts payable decreased from $18.8 million at December 31, 1998 to $16.4 million at December 31, 1999. The balance of list brokerage trade accounts receivable and list brokerage trade accounts payable may fluctuate significantly and is dependent on the specific timing of cash receipts and disbursements. The Company customarily pays the selling broker shortly after being paid by the buying broker.

     Intangible assets, net increased from $109.4 million at December 31, 1998 to $315.9 million at December 31, 1999. Goodwill and other intangibles recorded as part of the acquisition of Donnelley based on management's preliminary estimates totaled $228.2 million, and included goodwill of $150.3 million, purchased data processing software of $64.1 million, trade names of $7.7 million, and non-compete agreements of $6.1 million.

     Total accrued expenses decreased from $12.5 million at December 31, 1998 to $6.4 million at December 31, 1999 principally due to the following: 1) payment of $4.6 million to Experian Information Solutions, Inc. during 1999 in connection with arbitration of a contractual dispute, 2) purchase price adjustment of $1.3 million, recorded as a reduction to goodwill, of an accrual related to the buy-out of a lease recorded in connection with the acquisition of Walter Karl.

     Long-term debt increased from $126.7 million at December 31, 1998 to $267.6 million at December 31, 1999 principally due to the borrowing of $165.0 million under the new credit facilities arrangement to purchase Donnelley. Additionally, the Company recorded capital leases totaling $6.8 million during 1999, primarily related to the acquisition of new computer equipment. This increase was offset by the Company's repurchase of $9.0 million of its infoUSA 9 1/2% Senior Subordinated Notes as previously described and repayments totaling $10.2 million on the Credit Facilities during 1999.

     Treasury stock increased from $3.0 million at December 31, 1998 to $9.2 million at December 31, 1999 principally due to the purchase in the open market of 1.1 million shares of common stock during 1999 at a total cost of $6.6 million.

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

FACTORS THAT MAY AFFECT OPERATING RESULTS

  Our Internet strategy -- to be an incubator of Internet database companies -- is untested.

     Our Internet strategy is to be an incubator of Internet database companies. With this strategy, we are seeking to leverage our proprietary content into multiple vertical market applications and provide marketing solutions for electronic commerce applications. We recently introduced this strategy and it is relatively untested. We cannot guarantee that our Internet ventures will attract the number of visitors or advertisers that we project, or that our customers will choose to have our products and services delivered to them over the Internet. If we are successful in these ventures, we may face strong competition from current and potential competitors, including other Internet companies and other providers of business and consumer databases.

  Implementation of our Internet strategy is dependent on our ability to attract and retain senior management.

     The demand for senior management for Internet companies currently exceeds the supply of qualified candidates. The management team for our Internet ventures will include senior managers who have been with us for many years as well as newly hired senior managers. If we are unable to retain these managers or to attract other qualified senior management, the implementation of our Internet strategy may be delayed or impaired.

  Our markets are highly competitive and many of our competitors have greater resources than we do.

     The business and consumer marketing information industry in which we operate is highly competitive. Intense competition could harm us by causing, among other things, price reductions, reduced gross margins, and loss of market share. Our competition includes:

     - In consumer sales lead generation products, Acxiom, R.L. Polk, Experian (a subsidiary of Great Universal Stores, P.L.C. ("GUS")), and Equifax, both directly and through reseller networks.

     - In data processing services, Acxiom, May & Speh, Experian, Direct Marketing Technologies (a subsidiary of GUS), Snyder Communications, Inc. and Harte-Hanks Communications, Inc.

     - In business sales lead generation products, Experian and Dun's Marketing Services ("DMS"), a division of Dun & Bradstreet. DMS, which relies upon information compiled from Dun & Bradstreet's credit database, tends to focus on marketing to large companies.

     - In business directory publishing, from Regional Bell Operating Companies and many smaller, regional directory publishers.

     - In consumer products, certain smaller producers of CD-Rom products.

     - Technologies which companies may install and implement in-house as part of their internal IS functions, instead of purchasing or outsourcing such functions.

In addition, we may face competition from new entrants to the business and consumer marketing information industry as a result of the rapid expansion of the Internet, which creates a substantial new channel for distributing business information to the market. Many of our competitors have longer operating histories, better name recognition and greater financial resources than we do, which may enable them to implement their business strategies more readily than we can.

  We are highly leveraged. If we are unable to service our debt as it becomes due, our business would be harmed.

     As of December 31, 1999, we had total indebtedness of approximately $277.5 million, including $106.0 million of Notes under an indenture (the "Indenture") and $154.8 million under a $195 million Senior

Secured Credit Agreement. Substantially all of our assets are pledged as security under the terms of the Credit Agreement. The indebtedness under the Credit Agreement was incurred in connection with our acquisition of Donnelley Marketing in 1999. Our ability to pay principal and interest on the Notes issued under the Indenture and the indebtedness under the Credit Agreement and to satisfy our other debt obligations will depend upon our future operating performance. Our performance will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond the our control. The future availability of revolving credit under the Credit Agreement will depend on, among other things, our ability to meet certain specified financial ratios and maintenance tests. We expect that our operating cash flow should be sufficient to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due. If we are unable to service our indebtedness, however, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the Notes issued under the Indenture and the Credit Agreement) or seeking additional equity capital. We may not be able to obtain any such remedies on terms that are favorable or satisfactory to us, if at all.

  The terms of our current indebtedness restrict our ability to take certain actions that fit our business strategy.

     Our existing credit facilities contain certain covenants which restrict our ability to:

     - Incur additional indebtedness;

     - Pay dividends and make certain other similar payments;

     - Guarantee indebtedness of others;

     - Enter into certain transactions with affiliates;

     - Consummate certain asset sales, certain mergers and consolidations, sales or other dispositions of all or substantially all of our assets; and

     - Obtain dividends or certain other payments from our subsidiaries.

     These restrictions may impair our ability to take certain actions that fit our business strategy. A breach of any of these covenants could result in an event of default under the terms of our existing credit facilities. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If the payment of any such indebtedness is accelerated, our assets may not be sufficient to repay in full the indebtedness under our credit facilities and our other indebtedness. Moreover, if we were unable to repay amounts owed to the lenders under our credit facilities, the lenders could foreclose on our assets that secure the indebtedness.

  Under the terms of our current indebtedness, the occurrence of a change of control of infoUSA could have serious adverse financial consequences to us.

     If a change of control of infoUSA were to occur, we would in certain circumstances be required to make an offer to purchase all outstanding Notes under the Indenture at a purchase price equal to 101% of the principal amount of the Notes, together with accrued and unpaid interest. There can be no guarantee that, if this were to happen, we would have sufficient funds to purchase the Notes. In addition, a change of control and any repurchase of the Notes upon a change of control may constitute an event of default under our other current or future credit facilities. In that event, our obligations under such credit facilities could be declared due and payable by the lenders, and the lenders may also have the right to be paid for all outstanding obligations under such credit facilities before we repurchase any of the Notes.

  Fluctuations in our operating results may result in decreases in the market price of our common stock.

     Our operating results may fluctuate on a quarterly and annual basis. Our expense levels are relatively fixed and are based, in part, on our expectations as to future revenues. As a result, unexpected changes in revenue levels may have a disproportionate effect on operating performance in any given period. In some period or periods our operating results may be below the expectations of public market analysts and investors. Our failure to meet analyst or investor expectations could result in a decrease in the market price of our common stock.

  If we do not adapt our products and services to respond to changes in technology, they could become obsolete.

     We provide marketing information and services to our customers in a variety of formats, including printed formats, electronic formats such as CD-Rom and DVD, and over the Internet. Advances in information technology may result in changing customer preferences for products and product delivery formats. If we do not successfully adapt our products and services to take advantage of changes in technology and customer preferences, our business, financial condition and results of operations would be adversely affected.

     We have adopted an Internet strategy because we believe that the Internet represents an important and rapidly evolving market for marketing information products and services. Our business, financial condition and results of operations would be adversely affected if we:

     - Fail to develop products and services that are well suited to the Internet market;

     - Experience difficulties that delay or prevent the successful development, introduction and marketing of these products and services; or

     - Fail to achieve sufficient traffic to our Internet sites to generate significant revenues, or to successfully implement electronic commerce operations.

  Changes in laws and regulations relating to data privacy could adversely affect our business.

     We engage in direct marketing, as do many of our customers. Certain data and services provided by us are subject to regulation by federal, state and local authorities. In addition, growing concerns about individual privacy and the collection, distribution and use of information about individuals have led to self-regulation of such practices by the direct marketing industry through guidelines suggested by the Direct Marketing Association and to increased federal and state regulation. There is increasing awareness and concern among the general public regarding marketing and privacy concerns, particularly as it relates to the Internet. This concern is likely to result in new laws and regulations. Compliance with existing federal, state and local laws and regulations and industry self-regulation has not to date seriously affected our business, financial condition or results of operations. Nonetheless, federal, state and local laws and regulations designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may increasingly affect our operations. This could result in substantial regulatory compliance or litigation expense or a loss of revenue.

  Our business would be harmed if we do not successfully integrate future acquisitions.

     Our business strategy includes continued growth through acquisitions of complementary products, technologies or businesses. We have made ten acquisitions since mid-1996 and completed the integration of these acquisitions into our existing business by the end of 1999. We continue to evaluate strategic opportunities available to us and intend to pursue opportunities that we believe fit our business strategy. Acquisitions of companies, products or technologies may result in the diversion of management's time and attention from day-to-day operations of our business and may entail numerous other risks, including difficulties in assimilating and integrating acquired operations, databases, products, corporate cultures and personnel, potential loss of key employees of acquired businesses, difficulties in applying our internal controls to acquired businesses, and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent our efforts to integrate future acquisitions fail, our business, financial condition and results of operations would be adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt as the majority of the Company's debt is at fixed rates. At December 31, 1999, the fair value of the Company's long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 1999, the Company had long-term debt with a carrying value of $277.5 million and estimated fair value of approximately $241.1 million. The market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 10% in the rates currently offered to the Company. An increase in interest rates would result in approximately a $10.6 million decrease in fair value of the Company's long-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item (other than selected quarterly financial data which is set forth below) is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-25 of this Form 10-K. The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 1999. This information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company's audited consolidated financial statements and the notes thereto.

                                                     1999                                              1998
                                                 QUARTER ENDED                                     QUARTER ENDED
                                -----------------------------------------------   -----------------------------------------------
                                MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                --------   -------   ------------   -----------   --------   -------   ------------   -----------
STATEMENT OF OPERATIONS DATA:
Net sales.....................  $55,520    $57,573     $75,166        $77,814     $55,380    $62,076     $ 55,072       $56,150
Costs and expenses:
 Database and production
   costs......................   16,176     17,114      22,484         22,986      15,405     16,086       17,978        16,850
 Selling, general and
   administrative.............   22,336     23,762      32,998         31,644      23,394     27,103       41,199        26,028
 Depreciation and
   amortization...............    6,033      5,694      10,826         12,556       6,870      6,384        7,824         6,394
 Provision for litigation
   settlement(1)..............       --         --          --             --          --         --        4,500            --
 Impairment of assets(2)......       --         --       5,599             --          --         --           --            --
 Acquisition costs(3).........       --         --       3,682            484       3,243        400           --            --
 In-process research and
   development(4).............       --         --          --             --       3,834         --           --            --
 Restructuring costs(5).......       --         --          --             --       1,400         --        1,216            --
                                -------    -------     -------        -------     -------    -------     --------       -------
Operating income (loss).......   10,975     11,003        (423)        10,144       1,234     12,103      (17,645)        6,878
Other income (expense), net...     (630)    (1,230)      4,046          2,317        (283)    13,233       (2,869)       (4,613)
                                -------    -------     -------        -------     -------    -------     --------       -------
Income (loss) before income
 taxes and extraordinary
 item.........................   10,345      9,773       3,623         12,461         951     25,336      (20,514)        2,265
Income taxes..................    4,160      4,088       2,571          2,325       2,058      9,964       (7,115)          973
                                -------    -------     -------        -------     -------    -------     --------       -------
Income (loss) before
 extraordinary
 item.........................    6,185      5,685       1,052         10,136      (1,107)    15,372      (13,399)        1,292
Extraordinary item, net of
 tax(6).......................      128         --          --             --          --         --           --            --
                                -------    -------     -------        -------     -------    -------     --------       -------
Net income (loss).............  $ 6,313    $ 5,685     $ 1,052        $10,136     $(1,107)   $15,372     $(13,399)      $ 1,292
                                =======    =======     =======        =======     =======    =======     ========       =======
Basic earnings (loss) per
 share........................  $  0.13    $  0.12     $  0.02        $  0.21     $ (0.02)   $  0.31     $  (0.27)      $  0.03
                                =======    =======     =======        =======     =======    =======     ========       =======
Weighted average shares
 outstanding..................   48,602     48,233      48,345         48,646      49,395     49,607       49,360        49,301
                                =======    =======     =======        =======     =======    =======     ========       =======
Diluted earnings (loss) per
 share........................  $  0.13    $  0.12     $  0.02        $  0.21     $ (0.02)   $  0.30     $  (0.27)      $  0.03
                                =======    =======     =======        =======     =======    =======     ========       =======
Weighted average shares
 outstanding..................   48,662     48,307      48,378         48,994      49,395     51,226       49,360        49,334
                                =======    =======     =======        =======     =======    =======     ========       =======
AS A PERCENTAGE OF NET SALES:
Net sales.....................      100%       100%        100%           100%        100%       100%         100%          100%
Costs and expenses:
 Database and production
   costs......................       29         30          30             30          28         26           33            30
 Selling, general and
   administrative.............       40         41          44             41          42         44           75            46
 Depreciation and
   amortization...............       11         10          15             16          12         10           14            11
 Provision for litigation
   settlement.................       --         --          --             --          --         --            8            --
 Impairment of assets.........       --         --           7             --          --         --           --            --
 Acquisition costs............       --         --           5              1           6          1           --            --
 In-process research and
   development................       --         --          --             --           7         --           --            --
 Restructuring charges........       --         --          --             --           2         --            2            --
                                -------    -------     -------        -------     -------    -------     --------       -------
 Operating income (loss)......       20         19          (1)            13           2         19          (32)           12
Other income (expense), net...       (1)        (2)          5              3          (1)        21           (5)           (8)
                                -------    -------     -------        -------     -------    -------     --------       -------
Income (loss) before income
 taxes and extraordinary
 item.........................       19         17           4             16           2         41          (37)            4
Income taxes..................        8          7           3              3           4         16          (13)            2
                                -------    -------     -------        -------     -------    -------     --------       -------
Income (loss) before
 extraordinary
 item.........................       11         10           1             13          (2)        25          (24)            2
Extraordinary item, net of
 tax..........................       --         --          --             --          --         --           --            --
                                -------    -------     -------        -------     -------    -------     --------       -------
Net income (loss).............       11%        10%          1%            13%         (2)%       25%         (24)%           2%
                                =======    =======     =======        =======     =======    =======     ========       =======

---------------

(1) During 1998, includes $4.6 million in damages awarded to Experian Information Solutions, Inc. in connection with arbitration of a contractual dispute.

(2) During 1999, the Company recorded a write-down of $3.9 million on the Company's existing consumer database due to the acquisition of Donnelley Marketing, and a write-down of $1.7 million on leasehold improvements and in-process construction projects due to the move of the Company's data processing operations from Montvale, NY to Greenwich, CT.

(3) Includes the following acquisition costs: 1) $4.2 million associated with the acquisition and integration of Donnelley Marketing (1999), 2) $3.0 million of costs associated with the Company's bid to acquire Metromail Corporation (1998), and 3) $0.6 million associated with the Company's offering to sell Common Stock which was not completed (1998).

(4) During 1998, includes a charge of $3.8 million for purchased in-process research and development costs associated with the acquisition of Walter Karl, Inc.

(5) During 1998, includes the following restructuring charges: 1) $1.4 million related to the Company's compilation and sales activities for new businesses, and 2) $1.2 million related to certain cost reduction measures enacted by the Company.

(6) During 1999, the Company repurchased $9.0 million of its Senior Subordinated Notes. As part of the repurchase, the Company recorded a net gain of $0.1 million.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 1, 1998, PricewaterhouseCoopers LLP, the Company's independent accountants (the "Former Accountants") resigned from their engagement as principal accountants for the Company due to their inability to satisfy the "independence" requirement. The Former Accountants' resignation was required because of the promotion of the son-in-law of one of the Company's directors to an officer position at PricewaterhouseCoopers' Omaha office. On October 12, 1998, the Company engaged the services of KPMG LLP (the "New Accountants") to serve as the Company's principal accountants for the fiscal year ending December 31, 1998. The decision to change accountants was not recommended or approved by the Company's board of directors, nor by its audit committee. The Company's stockholders ratified the appointment of the New Accountants at the Company's Annual Meeting of Stockholders on May 2, 1999.

     The reports of the Former Accountants for the fiscal year 1997 contained no adverse opinion, disclaimer of opinion or opinion that was qualified or modified as to uncertainty, audit scope or accounting principles. The report of the New Accountants for the fiscal year 1999 also did not contain an adverse opinion, disclaimer of opinion or opinion that was qualified or modified as to uncertainty, audit scope or accounting principles.

     From January 1, 1998 through October 1, 1998, there were no disagreements with the Former Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountants, would have caused them to make reference thereto in their report on the financial statements of such years.

     From January 1, 1998 through October 1, 1998, none of the events listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K occurred except as follows. The Form 10-Q, filed by the Company for the period ended June 30, 1998, disclosed that the Company was in the process of performing a valuation analysis of its acquisition of JAMI and any changes to its preliminary estimates of the assets acquired, liabilities assumed and goodwill and other intangibles recorded as part of the purchase, including an assessment of purchased in-process research and development costs would be recorded in the third quarter of 1998. The Former Accountants indicated that if such in-process research and development charge was material, the financial statements for the period ended June 30, 1998 would require restatement. Consistent with its quarterly report on Form 10-Q for the quarter ended June 30, 1998, the Company does not expect that any such in-process research and development costs will be material. In addition, as a result of recent financial management resignations, the Former Accountants advised the Company that it intended to expand the scope of its audit testing for the fiscal year 1998 audit, and management is in agreement with this advice.

     In September 1998, the Company engaged the New Accountants for purposes of allocating the cost of the acquisition to certain assets and liabilities acquired by the Company from JAMI Marketing in May 1998. The Company subsequently determined that there was no in-process research and development charge in connection with the acquisition. The New Accountants had expressed in writing their preliminary view that there should not be a material charge for in process research and development costs as a result of the JAMI Marketing transaction. The Company's Former Accountants, were not consulted by the Company regarding the allocation of the acquisition costs. Other than as described above, during the past two fiscal years and through the filing hereof, the Company has not consulted with the New Accountants on either the application of accounting principles to a specified transaction, or any matter that was the subject of a reportable event discussed above.

     The Company requested that PricewaterhouseCoopers LLP and KPMG LLP furnish it with letters stating any disagreements that either firm had with the above statements. Such letter from the Former Accountants was filed as an exhibit to the Company's amended current report on Form 8-K filed with the SEC on October 14, 1998. No such letter was submitted by the New Accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information regarding Directors of the registrant is incorporated by reference to the information under the caption "Nominees for Election at the Annual Meeting" and "Incumbent Directors whose Terms of Office Continue After the Annual Meeting" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 2000.

     The required information regarding Executive Officers of the registrant is contained in Part I of this Form 10-K.

     The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to the information under the captions "Executive Compensation," "Performance Graph," "Report of the Compensation Committee," and "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the information under the caption "Security Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the information under the captions "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of the Report:

          1. Financial Statements. The following Consolidated Financial Statements of infoUSA Inc. and Subsidiaries and Report of Independent Accountants are included at pages F-1 through F-25 of this Form 10-K:

DESCRIPTION                                                   PAGE NO.
-----------                                                   --------
Independent Auditors' Reports...............................  F-2, F-3
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................       F-4
Consolidated Statements of Operations for the Year Ended
  December 31, 1999, 1998, and 1997.........................       F-5
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 1998, and 1997.............       F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998, and 1997.........................       F-7
Notes to Consolidated Financial Statements..................       F-8

          2. Financial Statement Schedule. The following consolidated financial statement schedule of infoUSA Inc. and Subsidiaries for the years ended December 31, 1999, 1998, and 1997 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements.

DESCRIPTION                                                   PAGE NO.
-----------                                                   --------
Schedule II Valuation and Qualifying Accounts...............    S-1

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

          3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:

          2.1          -- Asset Purchase Agreement between the Company and Digital
                          Directory Assistance, Inc. is incorporated herein by
                          reference to exhibits filed with the Company's Current
                          Report on Form 8-K dated September 10, 1996.
          2.2          -- Agreement and Plan of Reorganization between the Company and the Shareholders of County Data Corporation is
                          incorporated herein by reference to exhibits filed with
                          Company's Annual Report on Form 10-K for the Fiscal Year
                          Ended December 31, 1996 (File No. 000-19598).
          2.3          -- Agreement and Plan of Reorganization between the Company and the Shareholders of 3319971 Canada Inc. is
                          incorporated herein by reference to exhibits filed with
                          Company's Annual Report on Form 10-K for the Fiscal Year
                          Ended December 31, 1996 (File No. 000-19598).
          2.4          -- Agreement and Plan of Reorganization between the Company and the Shareholders of Marketing Data Systems, Inc. is
                          incorporated herein by reference to exhibits filed with
                          the Company's Registration Statement on Form S-3 (File
                          No. 333-36669) filed October 23, 1997.
          2.5          -- Agreement and Plan of Reorganization between the Company and the Shareholders of DBA Holdings, Inc. is
                          incorporated herein by reference to exhibits filed with
                          the Company's Current Report on Form 8-K dated February
                          28, 1997.
          2.6          -- Agreement and Plan of Reorganization between the Company and the Shareholders of Pro CD, Inc. is incorporated
                          herein by reference to exhibits filed with the Company's
                          Current Report on Form 8-K dated September 8, 1997.
          2.7          -- Stock Purchase Agreement between the Company and the
                          Shareholders of Walter Karl, Inc. is incorporated herein
                          by reference to exhibits filed with the Company's Current
                          Report on Form 8-K dated February 24, 1998.
          2.8          -- Asset Purchase Agreement between the Company and JAMI
                          Marketing Services, Inc. is incorporated herein by
                          reference to exhibits filed with the Company's Annual
                          Report on Form 10-K for the Fiscal Year ended December
                          31, 1998 (File No. 000-19598).
          2.9          -- Agreement and Plan of Reorganization by and among the
                          Company, Hugo Acquisition Corporation, First Data
                          Corporation, First Data Information Management Group,
                          Inc., DM Holdings, Inc., Donnelley Marketing Holdings,
                          Inc., and Donnelley Marketing, Inc. is incorporated
                          herein by reference to exhibits filed with the Company's
                          Current Report on Form 8-K dated May 28, 1999.
          3.1          -- Certificate of Incorporation, as amended through October
                          22, 1999, is Incorporated herein by reference to exhibits
                          filed with Company's Registration Statement on Form 8-A,
                          as amended, filed March 20, 2000.
          3.2          -- Bylaws are incorporated herein by reference to the
                          Company's Registration Statement on Form S-1 (File No.
                          33-42887), which became effective February 18, 1992.

          3.3          -- Amended and Restated Certificate of Designation of
                          Participating Preferred Stock, filed in Delaware on
                          October 22,1999, is incorporated herein by reference to
                          exhibits filed with the Company's Registration Statement
                          on Form 8-A, as amended, filed March 20, 2000.
          4.1          -- Preferred Share Rights Agreement is incorporated herein by reference to the Company's Registration Statement on
                          Form 8-A, as amended, filed March 20, 2000.
          4.2          -- Specimen of Common Stock Certificate is incorporated
                          herein by reference to the exhibits filed with the
                          Company's Registration Statement on Form 8-A, as
                          amended), filed March 20, 2000.
          4.3          -- Reference is made to Exhibits 3.1, 3.2, and 3.3 hereof.
          4.4          -- Purchase Agreement dated June 12, 1998 between the
                          Company, BT Alex. Brown Incorporated, Goldman, Sachs &
                          Co. and Hambrecht & Quist LLC is incorporated herein by
                          reference to exhibits filed with the Company's Quarterly
                          Report on Form 10-Q for the Quarter ended June 30, 1998
                          (File No. 000-19598).
          4.5          -- Indenture dated as of June 18, 1998 (the "Indenture") by and between the Company and State Street Bank and Trust
                          Company of California, N.A., as Trustee is incorporated
                          herein by reference to exhibits filed with the Company's
                          Quarterly Report on Form 10-Q for the Quarter ended June
                          30, 1998 (File No. 000-19598).
          4.6          -- Exchange and Registration Rights Agreement dated as of
                          June 18, 1998 by and among the Company and BT Alex. Brown
                          Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist
                          LLC as the Initial Purchasers is incorporated herein by
                          reference to exhibits filed with the Company's Quarterly
                          Report on Form 10-Q for the Quarter ended June 30, 1998
                          (File No. 000-19598).
          4.7          -- Form of New 9 1/2% Senior Subordinated Note due 2008 is
                          incorporated herein by reference to exhibits filed with
                          the Company's Registration Statement on Form S-4 (File
                          No. 333-61645), filed December 15, 1999.
          4.8          -- Credit Agreement by and among infoUSA, Inc., various
                          Lenders (as defined therein) and Bankers Trust Company
                          dated as of July 23, 1999 is incorporated herein by
                          reference to exhibits filed with the Company's Current
                          Report on Form 8-K dated July 23, 1999.
          4.9          -- First Amendment dated October 29, 1999 and Second
                          Amendment dated December 15, 1999 to Credit Agreement by
                          and among the Company, various Lenders (as defined
                          therein) and Bankers Trust Company, filed herewith.
         10.1          -- Form of Indemnification Agreement with Officers and
                          Directors is incorporated herein by reference to exhibits
                          filed with the Company's Registration Statement on Form
                          S-1 (File No. 33-51352), filed August 28, 1992.
         10.2          -- 1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company's
                          Registration Statement on Form S-8 (File No. 333-37865),
                          filed October 14, 1997.
         10.3          -- 1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company's
                          Registration Statement on Form S-8 (File No. 333-82933),
                          filed July 15, 1999.
         10.4          -- Employment Agreement dated July 5, 1999 between the
                          Company and Susan Henricks, filed herewith.
         10.5          -- Amended and Restated Database License Agreement between
                          Donnelley Marketing, Inc. and First Data Resources, Inc.
                          dated as of July 23, 1999 is incorporated herein by
                          reference to exhibits filed with the Company's Quarterly
                          Report on Form 10-Q for the Quarter ended June 30, 1999
                          (File No. 000-19598).

         10.6          -- Covenant not to compete by First Data Corporation to
                          infoUSA Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company's
                          Quarterly Report on Form 10-Q for the Quarter ended June
                          30, 1999 (File No. 000-19598).
         10.7          -- Reference is made to Exhibits 2.1, 2.2, 2.3, 2.4, 2.5,
                          2.6, 2.7, 2.8, 2.9, 4.5, 4.8 and 4.9 hereof.
         21.1          -- Subsidiaries and State of Incorporation, filed herewith.
         23.1          -- Consent of Independent Accountants, filed herewith.
         23.2          -- Consent of Independent Accountants, filed herewith.
         24.1          -- Power of Attorney, filed herewith
         27.1          -- Financial Data Schedule, filed herewith.

     (b) Reports on Form 8-K:

     On October 6, 1999, the Company filed a Current Report on Form 8-K/A dated July 23, 1999, pursuant to Item 7 of that form, to report required pro forma and audited financial information related to the acquisition of Donnelley Marketing effective July 1, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            infoUSA INC.

                                            By:       /s/ STORMY L. DEAN
                                              ----------------------------------
                                                        Stormy L. Dean
                                                 Controller and Acting Chief
                                                       Financial Officer
                                                  (principal accounting and
                                                       financial officer)

Dated: March 17, 2000

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE                        DATE
                      ---------                                       -----                        ----

                   /s/ VINOD GUPTA                      Chairman of the Board and Chief       March 17, 2000
-----------------------------------------------------     Executive Officer (principal
                     Vinod Gupta                          executive officer)

                 /s/ STORMY L. DEAN                     Controller and Acting Chief           March 17, 2000
-----------------------------------------------------     Financial Officer (principal
                   Stormy L. Dean                         accounting officer and principal
                                                          financial officer)

               /s/ E. BENJAMIN NELSON                   Director                              March 17, 2000
-----------------------------------------------------
                 E. Benjamin Nelson

                 /s/ CHARLES T. FOTE                    Director                              March 17, 2000
-----------------------------------------------------
                   Charles T. Fote

                /s/ GEORGE F. HADDIX                    Director                              March 17, 2000
-----------------------------------------------------
                  George F. Haddix

                /s/ ELLIOT S. KAPLAN                    Director                              March 17, 2000
-----------------------------------------------------
                  Elliot S. Kaplan

                 /s/ HAROLD ANDERSEN                    Director                              March 17, 2000
-----------------------------------------------------
                   Harold Andersen

                 /s/ PAUL A. GOLDNER                    Director                              March 17, 2000
-----------------------------------------------------
                   Paul A. Goldner

               By: /s/ STORMY L. DEAN
  -------------------------------------------------
                   Stormy L. Dean
                  Attorney-in-fact

                         infoUSA INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE
                                                                 ----
infoUSA Inc. and Subsidiaries:
Independent Auditors' Reports...............................     F-2, F-3
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................          F-4
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997..........................          F-5
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997..............          F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................          F-7
Notes to Consolidated Financial Statements..................  F-8 to F-25
Schedule II -- Valuation and Qualifying Accounts............          S-1

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
infoUSA Inc.:

     We have audited the accompanying consolidated balance sheets of infoUSA Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the years ended December 31, 1999 and 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of infoUSA Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                        /s/ KPMG LLP
                                            ------------------------------------
                                                          KPMG LLP

Omaha, Nebraska
January 24, 2000

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
infoUSA Inc.:

     We have audited the accompanying consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows of infoUSA Inc. and subsidiaries (formerly American Business Information, Inc.) for the year ended December 31, 1997. We have also audited the financial statement schedule listed in Item 14 in this Form 10-K for the year ended December 31, 1997. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of infoUSA Inc. and subsidiaries (formerly American Business Information, Inc.) for the year ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                               /s/ PRICEWATERHOUSECOOPERS LLP
                                            ------------------------------------
                                                  COOPERS & LYBRAND L.L.P.

Omaha, Nebraska
January 23, 1998
                         infoUSA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................    $ 10,846       $ 29,603
  Marketable securities.....................................          70         20,620
  Trade accounts receivable, net of allowances of $7,068 and
     $7,289, respectively...................................      65,812         40,126
  List brokerage trade accounts receivable..................      16,734         17,831
  Income taxes receivable...................................          --          3,387
  Prepaid expenses..........................................       2,973          2,371
  Deferred marketing costs..................................       2,957          4,365
                                                                --------       --------
          Total current assets..............................      99,392        118,303
                                                                --------       --------
Property and equipment, net.................................      53,569         40,264
Intangible assets, net......................................     315,889        109,378
Other assets................................................       4,494          2,828
                                                                --------       --------
                                                                $473,344       $270,773
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................    $  9,885       $  1,580
  Accounts payable..........................................       8,370          7,226
  List brokerage trade accounts payable.....................      16,375         18,847
  Accrued payroll expenses..................................       5,767          2,830
  Accrued expenses..........................................       6,579         12,465
  Income taxes payable......................................       3,699             --
  Deferred revenue..........................................       7,556          4,534
  Deferred income taxes.....................................         262            664
                                                                --------       --------
          Total current liabilities.........................      58,493         48,146
                                                                --------       --------
Long-term debt, net of current portion......................     267,637        126,679
Deferred income taxes.......................................      35,319          7,701
Minority interest...........................................       1,084             --
Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000
     shares; none issued or outstanding.....................          --             --
  Common stock, $.0025 par value. Authorized 295,000,000
     shares; 50,719,548 shares issued and 49,390,058 shares
     outstanding at December 31, 1999 and 49,544,750 shares
     issued and 49,236,750 outstanding at December 31,
     1998...................................................         127            124
  Paid-in capital...........................................      82,025         72,476
  Retained earnings.........................................      38,470         15,284
  Treasury stock, at cost, 1,329,490 shares held at December
     31, 1999 and 308,000 shares held at December 31,
     1998...................................................      (9,170)        (2,951)
  Accumulated other comprehensive income (loss).............        (641)         3,314
                                                                --------       --------
          Total stockholders' equity........................     110,811         88,247
Commitments and contingencies
                                                                --------       --------
                                                                $473,344       $270,773
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                           infoUSA INC. SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   FOR THE YEARS ENDED
                                                        ------------------------------------------
                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            1999           1998           1997
                                                        ------------   ------------   ------------
Net sales.............................................    $266,073       $228,678       $193,327
                                                          --------       --------       --------
Costs and expenses:
  Database and production costs.......................      78,760         66,319         55,090
  Selling, general and administrative.................     110,740        117,724         80,203
  Depreciation and amortization.......................      35,109         27,472         34,415
  Provision for litigation settlement.................          --          4,500             --
  Impairment of assets................................       5,599             --             --
  Acquisition costs...................................       4,166          3,643          2,598
  In-process research and development.................          --          3,834         53,500
  Restructuring charges...............................          --          2,616             --
                                                          --------       --------       --------
                                                           234,374        226,108        225,806
                                                          --------       --------       --------
Operating income (loss)...............................      31,699          2,570        (32,479)
Other income (expense):
  Investment income...................................      14,196         16,628          3,748
  Interest expense....................................     (18,579)        (9,160)        (4,098)
  Gain on issuance of subsidiary stock................       8,886             --             --
  Other...............................................          --         (2,000)            --
                                                          --------       --------       --------
Income (loss) before income taxes and extraordinary
  item................................................      36,202          8,038        (32,829)
Income taxes..........................................      13,144          5,880          6,987
                                                          --------       --------       --------
Income (loss) before extraordinary items..............      23,058          2,158        (39,816)
Extraordinary item, net of tax........................         128             --             --
                                                          --------       --------       --------
Net income (loss).....................................    $ 23,186       $  2,158       $(39,816)
                                                          ========       ========       ========
BASIC EARNINGS PER SHARE:
  Income (loss) before extraordinary item.............    $   0.48       $   0.04       $  (0.82)
  Extraordinary item..................................          --             --             --
                                                          --------       --------       --------
Net income (loss).....................................    $   0.48       $   0.04       $  (0.82)
                                                          ========       ========       ========
Weighted average shares outstanding...................      48,470         49,314         48,432
                                                          ========       ========       ========
DILUTED EARNINGS PER SHARE:
  Income (loss) before extraordinary item.............    $   0.48       $   0.04       $  (0.82)
  Extraordinary item..................................          --             --             --
                                                          --------       --------       --------
Net income (loss).....................................    $   0.48       $   0.04       $  (0.82)
                                                          ========       ========       ========
Weighted average shares outstanding...................      48,613         50,215         48,432
                                                          ========       ========       ========

          See accompanying notes to consolidated financial statements.

                         INFOUSA INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        ACCUMULATED
                                                                                           OTHER           TOTAL
                                              COMMON   PAID-IN   RETAINED   TREASURY   COMPREHENSIVE   STOCKHOLDERS'
                                              STOCK    CAPITAL   EARNINGS    STOCK     INCOME (LOSS)      EQUITY
                                              ------   -------   --------   --------   -------------   -------------
Balances, December 31, 1996.................   $ 55    $37,268   $52,942    $(2,281)      $  (379)       $ 87,605
  Comprehensive loss:
    Net loss................................     --         --   (39,816)        --            --         (39,816)
    Change in unrealized gain, net of tax...     --         --        --         --           592             592
                                               ----    -------   --------   -------       -------        --------
        Total comprehensive loss............     --         --        --         --            --         (39,224)
                                               ----    -------   --------   -------       -------        --------
  Issuance of 4,718,744 shares of common
    stock...................................      7     31,261        --         --            --          31,268
  2 for 1 stock dividend....................     61        (61)       --         --            --              --
  Tax benefit related to employee stock
    options.................................     --        587        --         --            --             587
                                               ----    -------   --------   -------       -------        --------
Balances, December 31, 1997.................    123     69,055    13,126     (2,281)          213          80,236
  Comprehensive income:
    Net income..............................     --         --     2,158         --            --           2,158
    Change in unrealized gain, net of tax...     --         --        --         --         3,101           3,101
                                               ----    -------   --------   -------       -------        --------
        Total comprehensive income..........     --         --        --         --            --           5,259
                                               ----    -------   --------   -------       -------        --------
  Issuance of 459,086 shares of common
    stock...................................      1      3,020        --         --            --           3,021
  Tax benefit related to employee stock
    options.................................     --        401        --         --            --             401
  Acquisition of treasury stock.............     --         --        --       (670)           --            (670)
                                               ----    -------   --------   -------       -------        --------
Balances, December 31, 1998.................    124     72,476    15,284     (2,951)        3,314          88,247
  Comprehensive income:
    Net income..............................     --         --    23,186         --            --          23,186
    Foreign currency translation
      adjustments...........................     --         --        --         --          (641)           (641)
    Change in unrealized gain, net of tax...     --         --        --         --        (3,314)         (3,314)
                                               ----    -------   --------   -------       -------        --------
        Total comprehensive income..........     --         --        --         --            --          19,231
                                               ----    -------   --------   -------       -------        --------
  Issuance of 1,096,288 shares of common
    stock...................................      3      7,771        --         --            --           7,774
  Issuance of 78,510 shares of treasury
    stock for Company's match of 401(k) plan
    contribution............................     --        160        --        334            --             494
  Tax benefit related to employee stock
    options.................................     --      1,618        --         --            --           1,618
  Acquisition of treasury stock.............     --         --        --     (6,553)           --          (6,553)
                                               ----    -------   --------   -------       -------        --------
Balances, December 31, 1999.................   $127    $82,025   $38,470    $(9,170)      $  (641)       $110,811
                                               ====    =======   ========   =======       =======        ========

          See accompanying notes to consolidated financial statements.

                         infoUSA INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         FOR THE YEARS ENDED
                                                              ------------------------------------------
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998           1997
                                                              ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss).........................................   $  23,186      $   2,158       $(39,816)
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      35,109         27,472         34,415
    Amortization of deferred financing fees.................       1,362             --             --
    Deferred income taxes...................................      (2,528)        (1,019)        (2,787)
    Net realized gains on sale of marketable securities and
      other investments.....................................     (12,920)       (15,511)        (2,560)
    Gain on issuance of subsidiary stock....................      (8,886)            --             --
    Provision for litigation settlement.....................          --          4,500             --
    Impairment of other assets..............................       5,599          2,000             --
    In-process research and development.....................          --          3,834         53,500
    Changes in assets and liabilities, net of effect of
      acquisitions:
      Trade accounts receivable.............................     (13,224)         9,324         (7,445)
      List brokerage trade accounts receivable..............       1,097         (4,463)            --
      Prepaid expenses......................................          (3)        (1,233)           287
      Deferred marketing costs..............................       1,408           (948)        (2,154)
      Accounts payable......................................      (1,850)        (2,861)        (4,854)
      List brokerage trade accounts payable.................      (2,193)           752             --
      Income taxes receivable and payable...................       7,086         (3,042)         7,283
      Accrued expenses......................................      (3,866)        (4,221)        (5,613)
                                                               ---------      ---------       --------
         Net cash provided by operating activities..........      29,377         16,742         30,256
                                                               ---------      ---------       --------
Cash flows from investing activities:
  Proceeds from sales of marketable securities..............      32,106         41,114         19,596
  Purchases of marketable securities........................      (4,184)       (17,177)       (17,448)
  Purchase of other investments.............................      (1,000)        (2,000)        (2,000)
  Purchases of property and equipment.......................      (9,048)       (20,582)        (8,882)
  Acquisitions of businesses, net of cash acquired..........    (206,968)       (31,654)       (84,224)
  Database development costs................................        (577)          (603)        (3,398)
  Software development costs................................     (10,400)        (5,724)        (2,898)
  Other.....................................................          --             --           (678)
                                                               ---------      ---------       --------
         Net cash used in investing activities..............    (200,071)       (36,626)       (99,932)
                                                               ---------      ---------       --------
Cash flows from financing activities:
  Repayment of long-term debt...............................     (13,540)      (110,876)        (7,193)
  Proceeds from long-term debt..............................     165,000        154,800         86,000
  Proceeds from sale of subsidiary common stock.............      10,000             --             --
  Deferred financing costs..................................      (3,989)        (5,969)          (388)
  Repayment of note payable to shareholders.................          --             --         (7,925)
  Acquisition of treasury stock.............................      (6,553)          (670)            --
  Repurchase of Senior Subordinated Notes...................      (8,370)            --             --
  Deferred offering costs...................................          --             --           (339)
  Proceeds from exercise of stock options...................       7,771          1,148          2,090
  Tax benefit related to employee stock options.............       1,618            401            587
                                                               ---------      ---------       --------
         Net cash provided by financing activities..........     152,142         38,834         72,832
                                                               ---------      ---------       --------
Net increase (decrease) in cash and cash equivalents........     (18,757)        18,950          3,156
Cash and cash equivalents, beginning........................      29,603         10,653          7,497
                                                               ---------      ---------       --------
Cash and cash equivalents, ending...........................   $  10,846      $  29,603       $ 10,653
                                                               =========      =========       ========
Supplemental cash flow information:
  Interest paid.............................................   $  18,299      $   8,902       $  3,616
                                                               =========      =========       ========
  Income taxes paid.........................................   $   7,047      $   9,637       $  7,443
                                                               =========      =========       ========

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

     List brokerage trade accounts receivable and trade accounts payable. The Company acquired Walter Karl, Inc. in March 1998 and JAMI Marketing Services, Inc. in June 1998. A significant business line of these two entities is list brokerage services, whereby the entities serve as a broker between unrelated parties who wish to purchase a certain list and unrelated parties who have the desired list for sale. Accordingly, Walter Karl and Jami Marketing each recognize trade accounts receivable and trade accounts payable, reflecting a "gross-up" of the two concurrent transactions. The transactions are not structured providing for the right of offset. List brokerage sales are reflected net of costs on the accompanying consolidated statement of operations.

     Advertising Costs. Direct marketing costs associated with the mailing and printing of brochures and catalogs are capitalized and amortized over a period of six months which corresponds to the estimated revenue stream of the individual advertising activities. All other advertising costs are expensed as the advertising takes place. Total unamortized marketing costs at December 31, 1999 and 1998, was $3.0 million and $4.4 million, respectively. Total advertising expense for the years ended December 31, 1999, 1998, and 1997 was $21.0 million, $19.7 million, and $15.9 million, respectively.

     Property and Equipment. Property and equipment (including equipment acquired under capital leases) are stated at cost and are depreciated or amortized primarily using straight-line methods over the estimated useful lives of the assets, as follows:

Building and improvements.................................   30 years
Office furniture and equipment............................    7 years
Computer equipment........................................    5 years
Capitalized equipment leases..............................    5 years

                         infoUSA INC. AND SUBSIDIARIES

     Intangibles. Intangible assets are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets, as follows:

Goodwill.........................................  7 to 20 years
Distribution networks............................  2 years
Noncompete agreements............................  Term of agreements
Purchased data processing software...............  2 to 7 years
Acquired database costs..........................  1 year
Core technology costs............................  3 years
Customer base costs..............................  3 to 15 years
Tradename costs..................................  10 to 20 years
Perpetual software license agreement.............  10 years
Software development costs.......................  1 to 5 years
Workforce costs..................................  5 to 8 years

     Software Capitalization. Until technological feasibility is established, software development costs are expensed as incurred. After that time, direct costs are capitalized and amortized equal to the greater of the ratio of current revenues to the estimated total revenues for each product or the straight-line method, generally over one year for software developed for external use and over two to five years for software developed for internal use. Unamortized software costs included in intangible assets at December 31, 1999 and 1998, were $9.3 million and $4.0 million, respectively. Amortization of capitalized costs during the years ended December 31, 1999, 1998 and 1997, totaled approximately $5.1 million, $3.6 million, and $2.5 million, respectively.

     Database Development Costs. Costs to maintain and enhance the Company's existing business and consumer databases are expensed as incurred. Costs to develop new databases, which primarily represent direct external costs, are capitalized with amortization beginning upon successful completion of the compilation project. Database development costs are amortized straight-line over the expected lives of the databases generally ranging from one to five years. Unamortized database development costs included in intangible assets at December 31, 1999 and 1998, were $577 thousand and $4.7 million, respectively. Amortization of capitalized costs during the years ended December 31, 1999, and 1998 totaled approximately $796 thousand, $619 thousand, respectively. During 1999, as a direct result of the acquisition of Donnelley Marketing in July 1999 and the addition of the Donnelly consumer database file (see Note 3), the Company recorded a write-down of $3.9 million (see Note 18) on the unamortized balance of the Company's existing consumer database white pages file which was impaired due to the addition of the more complete Donnelley consumer file.

     Long-lived assets. All of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized in operating results. The impairment loss is measured using discounted cash flows or quoted market prices, when available. The Company also periodically reevaluates the remaining useful lives of its long-lived assets based on the original intended and expected future use or benefit to be derived from the assets. Changes in estimated useful lives are reflected prospectively by amortizing the remaining book value at the date of the change over the adjusted remaining estimated useful life. During 1999, the Company transferred its data processing services function from Montvale, NJ to an existing Company location in Greenwich, CT. As a direct result of this move and the abandonment of certain leasehold improvements and in-process construction projects, the Company recorded a write-down of $1.7 million (see Note 18) on the remaining net book value of the impaired assets. During 1998, the Company wrote-off an investment in an other entity of $2.0 million, which was accounted for using the cost method.

     Revenue Recognition. The Company's revenue is primarily generated from the sale of its products and services and the licensing of its data to third parties. Revenue from the sale of products and services is recognized
                         infoUSA INC. AND SUBSIDIARIES
when the product is delivered or the services are performed. Data licensing revenue is recognized giving consideration to whether the Company retains service commitments to periodically provide updates, the incremental costs associated with providing continuing service, and the fair value of the initial set of data and subsequent updates based upon prices charged to customers who purchase elements on a separate basis. Revenue related to future updates is recorded as deferred revenue. Reserves are established for estimated returns and uncollectible amounts.

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

     Earnings (Loss) Per Share. Basic earnings per share are based on the weighted average number of common shares outstanding, including contingently issuable shares, which have been restated to account for the stock combination (See Note 19). Diluted earnings per share are based on the weighted number of common shares outstanding, including contingently issuable shares, plus dilutive potential common shares outstanding (representing outstanding stock options).

     The following data show the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Options on 1.1 million shares of common stock were not included in computing diluted earnings per share for 1997 because their effects were antidilutive.

                                                            FOR THE YEARS ENDED
                                                 ------------------------------------------
                                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                     1999           1998           1997
                                                 ------------   ------------   ------------
                                                               (IN THOUSANDS)
Weighted average number of shares outstanding
  used in basic EPS............................     48,470         49,314         48,432
Net additional common equivalent shares
  outstanding after assumed exercise of stock
  options......................................        143            901             --
                                                    ------         ------         ------
Weighted average number of shares outstanding
  used in diluted EPS..........................     48,613         50,215         48,432
                                                    ======         ======         ======

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

     Reclassifications. Certain reclassifications were made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

                         infoUSA INC. AND SUBSIDIARIES

3. ACQUISITIONS

     Effective February 1997, the Company acquired all issued and outstanding common stock of DBA Holdings, Inc. and Subsidiaries (operating as Database America Companies, or DBA), a provider of data processing and analytical services for marketing applications, and compiler of information on consumers and businesses in the United States. Total consideration, as adjusted, for the acquisition was approximately $103.5 million, consisting of $51.5 million in cash, partially funded using a revolving credit facility, and approximately 4.6 million unregistered shares of the Company's Common Stock at a recorded value of $31.0 million. The acquisition has been accounted for under the purchase method of accounting. In addition to purchased in-process research and development costs of $49.2 million (See Note 17), intangibles and goodwill recorded as part of the purchase included acquired database costs of $19.0 million, purchased data processing software of $9.4 million, noncompete agreements of $1.7 million and goodwill of $20.8 million. Goodwill is being amortized over 15 years.

     Effective August 1997, the Company acquired certain assets and assumed certain liabilities of Pro CD, Inc. (Pro CD) from Acxiom Corporation (Acxiom), a provider of telephone directory and other business software products on CD-Rom to consumers. The acquisition has been accounted for under the purchase method of accounting. Total consideration for the acquisition was $18 million in cash, funded using a revolving credit facility. At the time of the acquisition of Pro CD, the Company entered into two separate contracts with Acxiom whereby the Company agreed to license its complete business database to Acxiom in exchange for a perpetual license agreement allowing the Company the use of a CD-Rom search engine technology developed by Acxiom for the Pro CD product line. The Company's agreement with Acxiom licensed the Company's complete business database to Acxiom for a two year period for $8.0 million to be recognized on a straight-line basis over the period of the agreement. The Company also entered into an agreement which provided the Company with a perpetual license to use Acxiom's CD-Rom search engine technology for a fee of $8.0 million. The total cost is being amortized over the 10 year estimated economic life of the perpetual license. In addition to purchased in-process research and development costs of $4.3 million (See Note 17), intangibles and goodwill recorded as part of the purchase included core technology, customer base, and tradename costs totaling $5.9 million, noncompete agreements of $5.2 million and goodwill of $6.2 million. Goodwill is being amortized over 10 years.

     Effective March 1998, the Company acquired all issued and outstanding common stock of Walter Karl, Inc. (Walter Karl), a national direct marketing service firm that provides list management, list brokerage, and database marketing and direct marketing services to a wide array of customers. Total consideration for the acquisition was $19.4 million in cash, as adjusted, funded using a revolving credit facility. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Walter Karl have been included in the Company's financial statements since the date of acquisition. In addition to purchased in-process research and development costs of $3.8 million (See Note 17), intangibles and goodwill recorded estimates included goodwill of $16.7 million, core technology of $3.7 million, trade names of $4.2 million, customer base of $2.2 million, and workforce costs of $0.8 million. In addition, the Company recorded as part of the purchase of Walter Karl an accrual related to closure of a facility and relocating or terminating the employees from this facility totaling $6.8 million, of which a balance of $4.4 million remained at December 31, 1998. Goodwill is being amortized over 15 years. The amount of intangibles recorded by the Company exceeded the purchase price due to the Company recording an accrual related to costs associated with the integration of acquired operations into existing operations, deferred taxes established for certain intangibles not currently deductible for tax purposes, and the excess of liabilities over assets assumed.

     Effective June 1998, the Company acquired certain assets and assumed certain liabilities of JAMI Marketing Services, Inc. (JAMI), a list brokerage, list management, data processing and marketing consulting firm. Total consideration for the acquisition was $12.8 million in cash, as adjusted, funded with the proceeds from the disposition of the Company's holdings of Metromail Corporation common stock. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of JAMI have
                         infoUSA INC. AND SUBSIDIARIES
been included in the Company's financial statements since the date of acquisition. Intangibles and goodwill recorded included goodwill of $7.3 million, trade names of $0.2 million, customer base of $5.1 million, noncompete agreements of $0.2 million, and workforce costs of $0.5 million. Goodwill is being amortized over 15 years. During the fourth quarter of 1998, a purchase price adjustment of $0.3 million was made due to the final calculation of purchase price based on the acquisition agreement and amounts were reallocated based on the purchase price allocation finalized in the fourth quarter of 1998.

     Effective July 1998, the Company acquired certain assets and assumed certain liabilities of Contacts Target Marketing (CTM), a regional business marketing database company, based in Vancouver, Canada. Total consideration for the acquisition was $0.4 million in cash. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of CTM have been included in the Company's financial statements since the date of acquisition. Intangibles and goodwill recorded included goodwill of $0.5 million. Goodwill is being amortized over 8 years.

     Effective July 1999, the Company acquired all issued and outstanding common stock of Donnelley Marketing, Inc. (Donnelley), a division of First Data Corporation. Donnelley is a national consumer database and database marketing company. Total consideration for the acquisition was $200.0 million in cash, funded using a combination of existing cash and borrowings under new senior secured credit facilities (see Note 8). The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Donnelley have been included in the Company's financial statements since the date of acquisition. Goodwill and other intangibles recorded included goodwill of $150.3 million, non-compete agreements of $6.1 million, trade names of $7.7 million, and purchased data processing software of $64.1 million, which are being amortized over lives of 20 years, 5 years, 20 years, and 7 years, respectively. The amount of intangibles recorded by the Company exceeded the purchase price due to the Company recording deferred taxes established for certain intangibles not currently deductible for tax purposes and an accrual related to costs associated with the integration of acquired operations into existing operations.

     For each of the acquisitions above, the Company recorded each purchase reflecting the issuance of restricted stock at a calculated discount, based on stock valuations performed by investment bankers.

     All purchase price adjustments recorded by the Company subsequent to the acquisition date were in accordance with the provisions of the related purchase agreements.

     Operating results for each of these acquisitions are included in the accompanying consolidated statements of operations from the respective acquisition dates. Assuming the above described companies had been acquired on January 1, 1998, and excluding the write-offs of in-process research and development costs included in acquisition-related and restructuring charges in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income (loss) and net income (loss) per share would have been as follows:

                                                                  FOR THE YEARS ENDED
                                                              ---------------------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNTS)
Net sales...................................................    $308,608       $331,864
Net income (loss)...........................................    $ 13,850       $(14,876)
Basic earnings (loss) per share.............................    $   0.29       $  (0.30)
Diluted earnings (loss) per share...........................    $   0.28       $  (0.30)

     The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results which may occur in the future.

                         infoUSA INC. AND SUBSIDIARIES

4. MARKETABLE SECURITIES

                                             AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                               COST      GROSS GAIN   GROSS LOSS    VALUE
                                             ---------   ----------   ----------   -------
                                                             (IN THOUSANDS)
At December 31, 1999:
  Municipal bonds..........................   $    --      $   --        $ --      $    --
  Corporate bonds..........................        --          --          --           --
  Common stock.............................        70          --          --           70
  Preferred stock..........................        --          --          --           --
                                              -------      ------        ----      -------
                                              $    70      $   --        $ --      $    70
                                              =======      ======        ====      =======
At December 31, 1998:
  Municipal bonds..........................   $ 1,304      $    3        $ (1)     $ 1,306
  Corporate bonds..........................     4,718           3         (28)       4,693
  Common stock.............................     9,056       5,357          --       14,413
  Preferred stock..........................       197          11          --          208
                                              -------      ------        ----      -------
                                              $15,275      $5,374        $(29)     $20,620
                                              =======      ======        ====      =======

     For the year ended December 31, 1999 proceeds from sales of marketable securities were $32.1 million while realized gains totaled $13.1 million and realized losses totaled $0.2 million. For the year ended December 31, 1998, proceeds were $41.1 million while realized gains totaled $17.9 million and realized losses totaled $2.4 million.

5. COMPREHENSIVE INCOME (LOSS)

     The components of other comprehensive income (loss) were as follows:

                                                            FOR THE YEARS ENDED
                                                 ------------------------------------------
                                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                     1999           1998           1997
                                                 ------------   ------------   ------------
                                                               (IN THOUSANDS)
Unrealized holding losses arising during the
  period:
  Unrealized net losses........................    $(7,448)       $(10,162)      $(1,261)
  Related tax benefit..........................      2,830           3,861           479
                                                   -------        --------       -------
          Net..................................     (4,618)         (6,301)         (782)
                                                   -------        --------       -------
Less: Reclassification adjustment for net gains
  realized on sale of marketable securities
  during the period:
  Realized net gains...........................      2,103          15,164         2,216
  Related tax expense..........................       (799)         (5,762)         (842)
                                                   -------        --------       -------
          Net..................................      1,304           9,402         1,374
                                                   -------        --------       -------
  Foreign currency translation adjustments.....       (641)             --            --
                                                   -------        --------       -------
          Total other comprehensive income
            (loss).............................    $(3,955)       $  3,101       $   592
                                                   =======        ========       =======

                         infoUSA INC. AND SUBSIDIARIES

6. PROPERTY AND EQUIPMENT

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Land and improvements.......................................    $ 3,205        $ 4,274
Buildings and improvements..................................     25,398         19,537
Furniture and equipment.....................................     50,543         41,626
Capitalized equipment leases................................     11,879          5,050
                                                                -------        -------
                                                                 91,025         70,487
Less accumulated depreciation and amortization:
  Owned property............................................     35,388         29,020
  Capitalized equipment leases..............................      2,068          1,203
                                                                -------        -------
          Property and equipment, net.......................    $53,569        $40,264
                                                                =======        =======

7. INTANGIBLE ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Goodwill....................................................    $216,548       $ 70,456
Noncompete agreements.......................................      13,534          7,420
Core technology.............................................       4,800          4,800
Customer base...............................................       8,372          8,372
Trade names.................................................      15,802          8,108
Purchased data processing software..........................      73,478          9,400
Acquired database costs.....................................      19,000         19,000
Work force costs............................................       1,338          1,338
Perpetual software license agreement........................       8,000          8,000
Software development costs..................................       9,295          4,038
Database costs..............................................         577          5,309
Deferred financing costs....................................       9,958          5,970
                                                                --------       --------
                                                                 380,702        152,211
Less accumulated amortization...............................      64,813         42,833
                                                                --------       --------
                                                                $315,889       $109,378
                                                                ========       ========

                         infoUSA INC. AND SUBSIDIARIES

8. FINANCING ARRANGEMENTS

     Long-term debt consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
9 1/2% Senior Subordinated Notes............................    $106,000       $115,000
Senior Secured Credit Facilities -- Term A Loan.............      60,977             --
Senior Secured Credit Facilities -- Term B Loan.............      93,810             --
Senior Secured Credit Facilities -- Revolving Credit
  Facility..................................................          --             --
Mortgage note, collateralized by deed of trust. Note bears a fixed interest rate of 7.4% through July 2003, and then
  will be adjusted to a designated Federal Reserve rate plus
  1.75%. Principal is due August 2008. Interest is payable
  monthly...................................................       9,776         10,553
State of Connecticut Department of Economic Development note
  payable...................................................          --            450
Uncollateralized note payable for leasehold improvements.
  Note bears a fixed interest rate of 5.0%. Principal is due
  September 2003. Interest is payable monthly...............         433            478
Capital lease obligations (See Note 16).....................       6,526          1,778
                                                                --------       --------
                                                                 277,522        128,259
Less current portion........................................       9,885          1,580
                                                                --------       --------
Long-term debt..............................................    $267,637       $126,679
                                                                ========       ========

     Future maturities by calendar year of long-term debt as of December 31, 1999 are as follows (in thousands):

1999.....................................................   $  9,885
2000.....................................................   $ 17,299
2001.....................................................   $ 17,760
2002.....................................................   $ 18,258
2003.....................................................   $ 33,714
Thereafter...............................................   $180,606

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

     During May 1998 in connection with the sale of the Notes, the Company entered into a Treasury yield collar agreement (the "treasury collar") with a bank, to hedge against the movement in interest rates on the Notes. The
                         infoUSA INC. AND SUBSIDIARIES
treasury collar was in the notional amount of $100.0 million. During June 1998, the Company terminated the treasury collar and, in connection therewith, made a payment of approximately $1.6 million to the bank which was recorded as deferred financing costs included in intangible assets in the accompanying consolidated balance sheets. The termination fee will be amortized over the 10 year life of the Notes.

     During 1999, the Company negotiated a $195.0 million Senior Secured Credit Facilities ("Credit Facilities") borrowing arrangement with Deutsche Bank, comprised of: Term Loan A Facility in the amount of $65.0 million which provides for grid-based interest pricing based upon the Company's consolidated leverage ratio and ranges from base rate + 1.25% to 2.00% for base rate loans and from LIBOR + 2.25% to 3.00% for LIBOR loans with a maturity of 5 years; a Term Loan B Facility in the amount of $100.0 million which provides interest at base rate
+ 2.50% for base rate loans and LIBOR + 3.50% for LIBOR loans with a maturity of 7 years; and a Revolving Credit Facility in the amount of $30.0 million which provides the same interest pricing as the Term Loan A Facility with a maturity of 5 years. Substantially all assets of the Company are pledged as security under the terms of the Credit Facilities.

     In connection with the acquisition of Donnelley during July 1999, the Company borrowed $165.0 million under the Credit Facilities. The Company has subsequently made repayments of $10.2 million of the Credit Facilities utilizing proceeds received from the sales of marketable securities.

     As of December 31, 1999, the Company had no borrowings under the Revolving Credit Facility, with the exception of one outstanding letter of credit in the amount of $5.0 million reducing the availability under the Revolving Credit Facility to $25.0 million. There were no outstanding short-term borrowings at December 31, 1998.

     Interest rate swap agreements are used by the Company to reduce the potential impact of increases in interest rates on floating-rate long term debt (See Note 15).

     The Company is subject to certain financial covenants in the Credit Facilities, including minimum consolidated interest coverage ratio, maximum consolidated leverage ratio and minimum consolidated EBITDA. Additionally, the Company is required to pay a commitment fee of 0.5% on the average unused amount of the Revolving Credit Facility.

9. INCOME TAXES

     The provision for income taxes before extraordinary items consists of the following:

                                                            FOR THE YEARS ENDED
                                                 ------------------------------------------
                                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                     1999           1998           1997
                                                 ------------   ------------   ------------
                                                               (IN THOUSANDS)
Current:
  Federal......................................    $14,401         $4,469        $ 9,163
  State........................................      1,271            556            742
                                                   -------         ------        -------
                                                    15,672          5,025          9,905
                                                   -------         ------        -------
Deferred:
  Federal......................................     (2,308)           742         (2,688)
  State........................................       (220)           113           (230)
                                                   -------         ------        -------
                                                    (2,528)           855         (2,918)
                                                   -------         ------        -------
                                                   $13,144         $5,880        $ 6,987
                                                   =======         ======        =======

                         infoUSA INC. AND SUBSIDIARIES

     The effective income tax rate varied from the Federal statutory rate as follows:

                                                              FOR THE YEARS ENDED
                                                   ------------------------------------------
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                       1999           1998           1997
                                                   ------------   ------------   ------------
                                                                 (IN THOUSANDS)
Expected Federal income taxes at statutory rate
  of 35%.........................................    $12,671         $2,813        $(11,490)
State taxes, net of Federal effects..............        683            435             424
Amortization of nondeductible intangibles........      2,619          1,260             637
Gain on of subsidiary common stock...............     (3,110)            --              --
In-process research and development..............         --          1,342          17,220
Other............................................        281             30             196
                                                     -------         ------        --------
                                                     $13,144         $5,880        $  6,987
                                                     =======         ======        ========

     The components of the net deferred tax asset (liabilities) were as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Deferred tax assets:
  Accrued vacation..........................................    $    929       $    507
  Accrued expenses..........................................         121          1,710
                                                                --------       --------
                                                                   1,050          2,217
                                                                --------       --------
Deferred tax liabilities:
  Intangible assets.........................................     (31,894)        (3,996)
  Accounts receivable.......................................      (1,310)        (1,667)
  Marketable securities.....................................          --         (2,031)
  Depreciation..............................................      (1,173)        (1,088)
  Deferred marketing costs..................................      (1,124)        (1,659)
  Prepaid expenses and other assets.........................      (1,130)          (141)
                                                                --------       --------
                                                                 (36,631)       (10,582)
                                                                --------       --------
          Net deferred tax liabilities......................    $(35,581)      $ (8,365)
                                                                ========       ========

     In conjunction with the acquisition of Donnelley, the Company recorded a deferred tax liability of approximately $30 million related to intangibles which were not currently deductible for tax purposes.

     The Company had no valuation allowance in 1999 and 1998.

10. STOCK INCENTIVES

     As of December 31, 1999, a total of 10.0 million shares of the Company's Common Stock have been reserved for issuance to officers, key employees and non-employee directors under the Company's 1992 Stock Option Plan. In addition, as of December 31, 1999, a total of 5.0 million shares of the Company's Common Stock have been reserved for issuance to officers, key employees and non-employee directors under the Company's 1997 Common Stock Option Plan.

     Options are generally granted at the stock's fair market value on the date of grant, vest generally over a four or five year period and expire five or six years, respectively, from date of grant. Options issued to shareholders holding 10% or more of the Company's stock are generally issued at 110% of the stock's fair market value on the date of grant and vest over periods ranging from five to six years with early vesting if certain financial goals are met. Certain options issued to directors at the stock's fair market value vested immediately and expire five years
                         infoUSA INC. AND SUBSIDIARIES
from grant date. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards issued in or subsequent to 1996 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                            FOR THE YEARS ENDED
                                                 ------------------------------------------
                                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                     1999           1998           1997
                                                 ------------   ------------   ------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) -- as reported...............    $23,186         $2,158        $(39,816)
Net income (loss) -- pro forma.................    $20,176         $ (788)       $(41,503)
Basic earnings (loss) per share -- as
  reported.....................................    $  0.48         $ 0.04        $  (0.82)
Diluted earnings (loss) per share -- as
  reported.....................................    $  0.48         $ 0.04        $  (0.82)
Basic earnings (loss) per share -- pro forma...    $  0.42         $(0.02)       $  (0.86)
Diluted earnings (loss) per share -- pro
  forma........................................    $  0.42         $(0.02)       $  (0.86)

     The above pro forma results are not likely to be representative of the effects on reported net income for future years since options vest over several years and additional awards generally are made each year.

     The fair value of the weighted average of each year's option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999, 1998 and 1997: expected volatility of 9.51% (1999), 17.33% (1998) and 19.16% (1997); risk free interest rate based on the U.S. Treasury strip yield at the date of grant; and expected lives of 4 to 6 years.

     The following information has been restated to reflect the stock combination (See Note 19).

                                    DECEMBER 31, 1999     DECEMBER 31, 1998    DECEMBER 31, 1997
                                   -------------------   -------------------   ------------------
                                        WEIGHTED              WEIGHTED              WEIGHTED
                                    AVERAGE EXERCISE      AVERAGE EXERCISE      AVERAGE EXERCISE
                                   -------------------   -------------------   ------------------
                                     SHARES     PRICE      SHARES     PRICE     SHARES     PRICE
                                   ----------   ------   ----------   ------   ---------   ------
Outstanding beginning of
  period.........................   7,094,036   $ 9.37    7,478,050   $ 9.22   5,203,800   $ 7.58
Granted..........................   2,697,335     6.57    1,160,000    11.49   2,799,250    11.81
Exercised........................  (1,322,298)    6.84     (179,428)    6.40    (357,250)    5.87
Forfeited/expired................    (547,939)   10.57   (1,364,586)   10.91    (167,750)    8.95
                                   ----------   ------   ----------   ------   ---------   ------
Outstanding end of period........   7,921,134   $ 8.74    7,094,036   $ 9.33   7,478,050   $ 9.22
                                   ==========   ======   ==========   ======   =========   ======
Options exercisable at end of
  period.........................   3,453,689   $ 9.13    2,809,439   $ 8.20   1,344,550   $ 7.10
                                   ==========   ======   ==========   ======   =========   ======
Shares available for options that
  may be granted.................   1,139,938               777,834            1,660,000
                                   ==========            ==========            =========
Weighted-average grant date fair
  value of options, granted
  during the period -- exercise
  price equals stock market price
  at grant.......................               $ 1.66                $ 3.34               $ 3.30
                                                ======                ======               ======

                         infoUSA INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                          OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                 -------------------------------------   -----------------------
                                                WEIGHTED-
                                                 AVERAGE     WEIGHTED-                 WEIGHTED-
                                                REMAINING     AVERAGE                   AVERAGE
                                   NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
RANGE OF EXERCISE PRICES         OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
------------------------         -----------   -----------   ---------   -----------   ---------
$4.28 to $5.70.................     142,000     4.7 years     $ 5.08             --     $   --
$5.70 to $7.13.................   2,822,335     3.8 years       6.62        762,500       6.38
$7.13 to $8.55.................   2,040,500     1.8 years       8.42      1,155,500       8.48
$8.55 to $9.98.................     365,572     1.3 years       9.05        306,570       9.01
$9.98 to $11.40................   1,632,395     2.4 years      10.73        768,402      10.72
$11.40 to $12.83...............     333,332     2.2 years      11.95        206,762      11.89
$12.83 to $14.25...............     585,000     2.9 years      13.38        253,955      13.42
                                  ---------     ---------     ------      ---------     ------
$4.28 to $14.25................   7,921,134     2.8 years     $ 8.74      3,453,689     $ 9.13
                                  =========     =========     ======      =========     ======

11. SAVINGS PLAN

     Employees who meet certain eligibility requirements can participate in the Companys' 401(k) Savings and Investment Plans. Under the plans, the Company may, at its discretion, match a percentage of the employee contributions. The Company recorded expenses related to its matching contributions of $1.1 million, $1.1 million and $782 thousand in the years ended December 31, 1999, 1998 and 1997, respectively.

     During 1999, the Company began making matching contributions to its 401(k) Plan in the form of treasury stock. The Company contributed 78,510 shares at a recorded value of $494 thousand.

12. RELATED PARTY TRANSACTIONS

     The Company paid a total of $4.0 million, $1.4 million, and $364 thousand in 1999, 1998 and 1997, respectively, to Annapurna Corporation and Everest Investment Management for consulting services and related expenses in connection with investment and acquisition activity conducted by the Company. Annapurna Corporation is wholly owned and Everest Investment Management is 40% owned by a significant stockholder and officer of the Company. The Company also paid $200 thousand and $145 thousand in the years ended December 31, 1998 and 1997, respectively, to a Director of the Company for consulting services in connection with acquisition activity conducted by the Company.

     The Company utilizes a law firm of which one member of the Board of Directors is a partner to the firm. Legal fees paid to the law firm totaled $540 thousand, $370 thousand, and $146 thousand in the years ended December 31, 1999, 1998 and 1997, respectively.

13. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company made certain acquisitions during 1999, 1998 and 1997 (See Note
3) and assumed liabilities as follows:

                                                         1999        1998       1997
                                                       ---------   --------   --------
                                                               (IN THOUSANDS)
Fair value of assets.................................  $ 247,201   $ 58,552   $134,555
Cash paid............................................   (206,968)   (31,654)   (84,224)
Common stock issued..................................         --         --    (29,178)
                                                       ---------   --------   --------
Liabilities assumed..................................  $  40,233   $ 26,898   $ 21,153
                                                       =========   ========   ========

                         infoUSA INC. AND SUBSIDIARIES

     During 1999, the Company acquired computer equipment totaling $6.8 million under capital lease obligations (See Note 16).

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     The carrying amounts shown in the following table are included in the consolidated balance sheets under the indicated captions.

                                               DECEMBER 31, 1999       DECEMBER 31, 1998
                                             ---------------------   ---------------------
                                             CARRYING                CARRYING
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
                                                        (AMOUNTS IN THOUSANDS)
Financial assets:
  Cash and cash equivalents................  $ 10,846    $ 10,846    $ 29,603    $ 29,603
  Marketable securities....................        70          70      15,275      20,620
  Other assets.............................     3,000       3,000       2,000       2,000
Financial liabilities:
  Long-term debt...........................   277,522     241,088     128,259     105,935
Derivatives:
  Interest rate swaps......................        --         540          --          --

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents. The carrying amounts approximate fair value because of the short maturity of those instruments.

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

     At December 31, 1999, the Company was a party to one interest rate swap agreement which expires in September 2002. The agreement entitles the Company to receive from counterparties on a semi-annual basis the amounts, if any, by which the Company's interest payments on $60.5 million of outstanding debt under the Credit
                         infoUSA INC. AND SUBSIDIARIES

Facilities exceed 6.385%, and to pay counterparties on a semi-annual basis the amounts, if any, by which the Company's interest payments on $60.5 million of outstanding debt under the Credit Facilities are less than 6.385%.

16. COMMITMENTS AND CONTINGENCIES

     The Company is committed to pay various individuals under consulting and non-compete agreements in future periods.

     Future payments by calendar year under consulting and non-compete agreements as of December 31, 1999 are as follows (in thousands):

2000........................................................  $1,437
2001........................................................  $  626
2002........................................................  $  320
2003........................................................  $  320
2004........................................................  $  160

     Under the terms of its capital lease agreements, the Company is required to pay ownership costs, including taxes, licenses and maintenance. The Company also leases office space under operating leases expiring at various dates through April 2008. Certain of these leases contain renewal options. Rent expense was $4.6 million, $3.1 million, and $2.6 million in the years ended December 31, 1999, 1998 and 1997, respectively.

     Following is a schedule of the future minimum lease payments as of December 31, 1999:

                                                              CAPITAL   OPERATING
                                                              -------   ---------
                                                                (IN THOUSANDS)
2000........................................................  $3,213     $ 4,319
2001........................................................   2,665       3,925
2002........................................................   1,263       3,721
2003........................................................      --       3,104
2004........................................................      --       1,899
                                                              ------     -------
Total future minimum lease payments.........................   7,141     $16,968
                                                                         =======
Less amounts representing interest..........................     615
                                                              ------
Present value of net minimum lease payments.................  $6,526
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

17. ACQUISITION COSTS, IN-PROCESS RESEARCH AND DEVELOPMENT ("IPR&D") AND RESTRUCTURING CHARGES

     As part of the acquisition of DBA in February 1997 (See Note 3), the Company recorded charges totaling $49.2 million for write-offs in conjunction with the merger of DBA for purchased IPR&D which related to projects that had not met technological feasibility. The projects under development involve data processing
                         infoUSA INC. AND SUBSIDIARIES
technologies including merge/purge and update and maintenance capabilities of the relational databases and interactive media technology to allow DBA to provide existing services via the Internet. The value of the data processing technologies was $2.3 million and the value of the interactive media technology was $46.9 million.

     As part of the acquisition of Pro CD in August 1997 (See Note 3), the Company recorded charges totaling $4.3 million for write-offs in conjunction with the merger of Pro CD for purchased IPR&D which related to projects that had not met technological feasibility. The projects under development involve graphical user interface technology, data enhancements, DVD capability and Year 2000 compliance for the Select Phone product line. The value of these projects was $4.3 million.

     During 1997, the Company recorded $2.6 million of acquisition costs related to integrating acquired operations into the Company's existing operations. These expenses consisted primarily of costs such as travel between the Company and the new operations, consulting, payroll and other expenses related to implementing Company policies and information systems at the new locations. All costs had been incurred by December 31, 1997.

     As part of the acquisition of Walter Karl in March 1998 (See Note 3), the Company recorded charges totaling $3.8 million for write-offs in conjunction with the merger of Walter Karl for purchased IPR&D which related to projects that had not met technological feasibility. The purchased IPR&D recorded in connection with the acquisition of Walter Karl consisted of various projects, of which none were individually significant, related to areas including: Internet capabilities, automated job cards and shipping information, database and merge/purge processing enhancements, list brokerage and management order and data entry systems. There were a total of 12 separately identified projects. The total amount allocated to the above IPR&D projects was $3.8 million after retroactive application of the Securities and Exchange Commission's new guidelines for valuing purchased IPR&D.

     During 1998, the Company recorded acquisition costs of $3.0 million associated with the Company's bid to acquire Metromail Corporation and $0.6 million associated with the Company's offering to sell Common Stock which was not completed.

     During 1998, the Company recorded a restructuring charge of $1.4 million related to the closing of the County Data Corporation (CDC) new business compilation and sales center and moving these operations from Vermont to Nebraska. All 45 of the CDC employees were terminated, and severance recorded totaled $0.6 million. The restructuring charges also included lease termination costs of $0.3 million and a write-off of $0.5 million of leasehold improvement costs associated with the closed Vermont facility. The restructuring, including recording the payments and write-downs described, was completed by September 30, 1998.

     During 1998, the Company recorded a restructuring charge of $1.2 million which included $0.6 million in severance for 244 employees terminated as a result of the implementation of certain cost reduction measures. These employees were primarily in support and administration positions but some under-performing sales personnel were also terminated. The restructuring charges also included a charge of $0.4 million related to the planned closing of four field sales offices. Additionally, the Company recorded a write-down of $0.2 million related to leasehold improvement costs at facilities leased by the Company which were being closed. The restructuring, including recording the payments and write-downs described, was completed as of December 31, 1998, with the exception of the costs totaling $0.5 million related to the exit of certain field sales offices was completed by June 30, 1999.

     As part of the acquisition of Donnelley Marketing in July 1999 (See Note
3), the Company recorded acquisition costs which included consulting costs, management bonuses, direct travel and entertainment costs and other direct integration-related charges.

                         infoUSA INC. AND SUBSIDIARIES

18. IMPAIRMENT OF ASSETS

     During 1999, as a direct result of the acquisition of Donnelley in July 1999 (See Note 3) and the addition of the Donnelly consumer database file, the Company recorded a write-down of $3.9 million (See Note 2) on the unamortized balance of the Company's existing consumer database white pages file which was impaired due to the addition of the more complete Donnelley consumer file.

     During 1999, the Company transferred its data processing services function from Montvale, NJ to an existing Company location in Greenwich, CT. As a direct result of this move and the abandonment of certain leasehold improvements and in-process construction projects, the Company recorded a write-down of $1.7 million (See Note 2) on the remaining net book value of the impaired assets.

19. STOCK COMBINATION AND STOCKHOLDERS RIGHTS PLAN

     On October 21, 1999, the Company received shareholder approval to combine and reclassify its then outstanding Class A common stock and Class B common stock into a single class of common stock. The combination had no effect on the total number of shares outstanding, with each of the Company's Class A and Class B shares converted on a one-for-one basis for the reclassified single class of common stock. Each share of stock is entitled to a single vote. Accordingly, all share information included in the accompanying consolidated financial statements has been restated to reflect the combination of Class A common stock and Class B common stock into one class of common stock.

     In connection with the combination and reclassification of its Class A common stock and Class B common stock into a single class of common stock, the Company also combined the stockholder rights plans with respect to its Class A common stock and Class B common stock into a single plan. The rights are not exercisable until ten days after a person or group announces the acquisition of 15% or more of the Company's voting stock or announces a tender offer for 15% or more of the Company's outstanding common stock. Each right entitles the holder to purchase common stock at one half the stock's market value. The rights are redeemable at the Company's option for $0.001 per Right at any time on or prior to public announcement that a person has acquired 15% or more of the Company's voting stock. The rights are automatically attached to and trade with each share of common stock.

20. GAIN ON ISSUANCE OF SUBSIDIARY STOCK

     During 1999, infoUSA.com, a wholly owned subsidiary of the Company, completed its first round of venture capital financing. As a result of the issuance of common stock of this subsidiary, the Company recorded a gain of $8.9 million on the transaction.

21. SEGMENT INFORMATION

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

                         infoUSA INC. AND SUBSIDIARIES

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

     The following tables summarizes certain segment information:

                                                 FOR THE YEAR ENDED DECEMBER 31, 1999
                                            -----------------------------------------------
                                             SMALL      LARGE     CORPORATE    CONSOLIDATED
                                            BUSINESS   BUSINESS   ACTIVITIES      TOTAL
                                            --------   --------   ----------   ------------
                                                          (IN THOUSANDS)
Net sales.................................  $130,117   $135,956    $     --      $266,073
Impairment of assets......................        --         --       5,599         5,599
Acquisition costs.........................        --         --       4,166         4,166
Operating income (loss)...................    59,291     55,898     (83,490)       31,699
Investment income.........................        --         --      23,082        23,082
Interest expense..........................        --         --      18,579        18,579
Income (loss) before income taxes and
  discontinued operations.................    59,291     55,898     (78,987)       36,202

                                                  FOR THE YEAR ENDED DECEMBER 31, 1998
                                             -----------------------------------------------
                                              SMALL      LARGE     CORPORATE    CONSOLIDATED
                                             BUSINESS   BUSINESS   ACTIVITIES      TOTAL
                                             --------   --------   ----------   ------------
                                                           (IN THOUSANDS)
Net sales..................................  $129,973   $98,705     $     --      $228,678
Provision for litigation settlement........        --        --        4,500         4,500
Acquisition costs..........................        --        --        3,643         3,643
In-process research and development........        --        --        3,834         3,834
Restructuring charges......................        --        --        2,616         2,616
Operating income (loss)....................    54,660    39,671      (91,761)        2,570
Investment income..........................        --        --       16,628        16,628
Interest expense...........................        --        --        9,160         9,160
Income (loss) before income taxes and
  discontinued operations..................    54,660    39,671      (86,293)        8,038

                         infoUSA INC. AND SUBSIDIARIES

                                                         FOR THE YEAR ENDED DECEMBER 31, 1997
                                                    -----------------------------------------------
                                                     SMALL      LARGE     CORPORATE    CONSOLIDATED
                                                    BUSINESS   BUSINESS   ACTIVITIES      TOTAL
                                                    --------   --------   ----------   ------------
                                                                  (IN THOUSANDS)
Net sales.........................................  $116,333   $76,994    $      --      $193,327
Acquisition costs.................................        --        --        2,598         2,598
In-process research and development...............        --        --       53,500        53,500
Operating income (loss)...........................    50,462    35,688     (118,629)      (32,479)
Investment income.................................        --        --        3,748         3,748
Interest expense..................................        --        --        4,098         4,098
Income (loss) before income taxes and discontinued
  operations......................................    50,462    35,688     (118,979)      (32,829)

                         INFOUSA INC. AND SUBSIDIARIES

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                                       -----------------------
                                          BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                          BEGINNING    COSTS AND      OTHER                     END OF
DESCRIPTION                               OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                               ----------   ----------   ----------   ----------   ----------
Allowance for doubtful accounts
  receivable:...........................                                               (A)
  December 31, 1997.....................    $1,589      $ 1,272      $  961*      $ 2,387       $1,435
  December 31, 1998.....................    $1,435      $ 4,388      $  578*      $ 3,701       $2,700
  December 31, 1999.....................    $2,700      $ 1,839      $1,586*      $ 3,543       $2,582
Allowance for sales returns:............                                               (B)
  December 31, 1997.....................    $1,135      $ 7,748      $2,477*      $ 6,782       $4,578
  December 31, 1998.....................    $4,578      $15,693      $    --      $15,682       $4,589
  December 31, 1999.....................    $4,589      $ 6,506      $    --      $ 6,609       $4,486

---------------

 *   Recorded as a result of acquisitions

(A)  Charge-offs during the period indicated

(B)  Returns processed during the period indicated

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
             2.1           --     Asset Purchase Agreement between the Company and Digital Directory
                                  Assistance, Inc. is incorporated herein by reference to exhibits filed with the Company's Current Report on Form 8-K dated September 10, 1996.

             2.2           --     Agreement and Plan of Reorganization between the Company and the
                                  Shareholders of County Data Corporation is incorporated herein by reference to exhibits filed with Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996 (File No. 000-19598).

             2.3           --     Agreement and Plan of Reorganization between the Company and the
                                  Shareholders of 3319971 Canada Inc. is incorporated herein by reference to exhibits filed with Company's Annual Report on Form 10-K for the
                                  Fiscal Year Ended December 31, 1996 (File No. 000-19598).

             2.4           --     Agreement and Plan of Reorganization between the Company and the
                                  Shareholders of Marketing Data Systems, Inc. is incorporated herein by reference to exhibits filed with the Company's Registration Statement on Form S-3 (File No. 333-36669) filed October 23, 1997.

             2.5           --     Agreement and Plan of Reorganization between the Company and the
                                  Shareholders of DBA Holdings, Inc. is incorporated herein by reference to exhibits filed with the Company's Current Report on Form 8-K dated
                                  February 28, 1997.

             2.6           --     Agreement and Plan of Reorganization between the Company and the
                                  Shareholders of Pro CD, Inc. is incorporated herein by reference to exhibits filed with the Company's Current Report on Form 8-K dated
                                  September 8, 1997.

             2.7           --     Stock Purchase Agreement between the Company and the Shareholders of
                                  Walter Karl, Inc. is incorporated herein by reference to exhibits filed with the Company's Current Report on Form 8-K dated February 24, 1998.

             2.8           --     Asset Purchase Agreement between the Company and JAMI Marketing
                                  Services, Inc. is incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K for the Fiscal Year ended
                                  December 31, 1998 (File No. 000-19598).

             2.9         --       Agreement and Plan of Reorganization by and among the Company, Hugo
                                  Acquisition Corporation, First Data Corporation, First Data Information
                                  Management Group, Inc., DM Holdings, Inc., Donnelley Marketing Holdings,
                                  Inc., and Donnelley Marketing, Inc. is incorporated herein by reference to exhibits filed with the Company's Current Report on Form 8-K dated
                                  May 28, 1999.

             3.1           --     Certificate of Incorporation, as amended through October 22, 1999, is
                                  Incorporated herein by reference to exhibits filed with Company's
                                  Registration Statement on Form 8-A, as amended, filed March 20, 2000.

             3.2           --     Bylaws are incorporated herein by reference to the Company's
                                  Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992.

             3.3           --     Amended and Restated Certificate of Designation of Participating
                                  Preferred Stock, filed in Delaware on October 22,1999, is incorporated herein by reference to exhibits filed with the Company's Registration
                                  Statement on Form 8-A, as amended, filed March 20, 2000.

             4.1           --     Preferred Share Rights Agreement is incorporated herein by reference to the Company's Registration Statement on Form 8-A, as amended, filed
                                  March 20, 2000.

             4.2         --       Specimen of Common Stock Certificate is incorporated herein by reference to the exhibits filed with the Company's Registration
                                  Statement on Form 8-A, as amended), filed March 20, 2000.

             4.3         --       Reference is made to Exhibits 3.1, 3.2, and 3.3 hereof.

             4.4         --       Purchase Agreement dated June 12, 1998 between the Company, BT
                                  Alex. Brown Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist
                                  LLC is incorporated herein by reference to exhibits filed with the Company's
                                  Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998 (File
                                  No. 000-19598).

             4.5         --       Indenture dated as of June 18, 1998 (the "Indenture") by and between the Company and State Street Bank and Trust Company of California,
                                  N.A., as Trustee is incorporated herein by reference to exhibits filed with the
                                  Company's Quarterly Report on Form 10-Q for the Quarter ended June 30,
                                  1998 (File No. 000-19598).

             4.6         --       Exchange and Registration Rights Agreement dated as of June 18, 1998 by and among the Company and BT Alex. Brown Incorporated, Goldman,
                                  Sachs & Co. and Hambrecht & Quist LLC as the Initial Purchasers is
                                  incorporated herein by reference to exhibits filed with the Company's
                                  Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998 (File
                                  No. 000-19598).

             4.7         --       Form of New 9 1/2% Senior Subordinated Note due 2008 is incorporated herein by reference to exhibits filed with the Company's Registration
                                  Statement on Form S-4 (File No. 333-61645), filed December 15, 1999.

             4.8         --       Credit Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bankers Trust Company dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company's Current Report on Form 8-K dated July 23, 1999.

             4.9         --       First Amendment dated October 29, 1999 and Second Amendment dated
                                  December 15, 1999 to Credit Agreement by and among the Company, various Lenders (as defined therein) and Bankers Trust Company, filed herewith.

            10.1         --       Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to exhibits filed with the Company's
                                  Registration Statement on Form S-1 (File No. 33-51352), filed
                                  August 28, 1992.

            10.2         --       1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company's Registration Statement on Form S-8
                                   (File No. 333-37865), filed October 14, 1997.


            10.3         --       1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company's Registration Statement on Form S-8
                                  (File No. 333-82933), filed July 15, 1999.

            10.4         --       Employment Agreement dated July 5, 1999 between the Company and
                                  Susan Henricks, filed herewith.

            10.5         --       Amended and Restated Database License Agreement between Donnelley
                                  Marketing, Inc. and First Data Resources, Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company's
                                  Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999 (File
                                  No. 000-19598).

            10.6         --       Covenant not to compete by First Data Corporation to infoUSA Inc.
                                  dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the Quarter
                                  ended June 30, 1999 (File No. 000-19598).

            10.7         --       Reference is made to Exhibits 2.1, 2.2, 2.3, 2.4, 2.5, 2.6, 2.7, 2.8, 2.9,
                                  4.5, 4.8 and 4.9 hereof.

            21.1         --       Subsidiaries and State of Incorporation, filed herewith.

            23.1         --       Consent of Independent Accountants, filed herewith.

            23.2         --       Consent of Independent Accountants, filed herewith.

            24.1         --       Power of Attorney, filed herewith

            27.1         --       Financial Data Schedule, filed herewith.