Form 10-Q
period 2000-03-31
INFOUSA INC
filed 2000-05-15
CIK 879437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

For the quarterly period ended March 31, 2000 or

          Transition report pursuant to Section 13 or 15(d) of the Securities
---       Exchange Act of 1934

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

                50,264,309 shares of Common Stock at May 2, 2000
                                  infoUSA INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

                  Item 1. Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999

                  Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999

                  Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999

                  Notes to Consolidated Financial Statements

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

                  Item 6. Exhibits and Reports on Form 8-K

                  Signatures

                  Index to Exhibits
                                  infoUSA INC.

                                    Form 10-Q

                                 For the Quarter
                              Ended March 31, 2000

                                     PART I

                     FINANCIAL INFORMATION AND MANAGEMENT'S
                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          infoUSA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   2000            1999
                                                                              -------------    -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents.............................................      $      16,468    $      10,846
  Marketable securities.................................................                 70               70
  Trade accounts receivable, net of allowances of $6,744 and
     $7,068, respectively ..............................................             64,152           65,812
  List brokerage trade accounts receivable .............................             14,170           16,734
  Prepaid expenses .....................................................              4,105            2,973
  Deferred marketing costs .............................................              3,125            2,957
                                                                              -------------    -------------
          Total current assets .........................................            102,090           99,392
                                                                              -------------    -------------
Property and equipment, net ............................................             55,557           53,569
Intangible assets, net of accumulated amortization .....................            311,247          315,889
Other assets ...........................................................              5,734            4,494
                                                                              -------------    -------------
                                                                              $     474,628    $     473,344
                                                                              =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ....................................      $      12,802    $       9,885
  Accounts payable .....................................................             13,045            8,370
  List brokerage trade accounts payable ................................             14,038           16,375
  Accrued payroll expenses..............................................              6,053            5,767
  Accrued expenses .....................................................              8,375            6,579
  Income taxes payable .................................................              1,400            3,699
  Deferred revenue .....................................................              7,745            7,556
  Deferred income taxes ................................................                532              262
                                                                              -------------    -------------
          Total current liabilities ....................................             63,990           58,493
                                                                              -------------    -------------
Long-term debt, net of current portion .................................            248,717          267,637
Deferred income taxes ..................................................             33,793           35,319
Other liabilities ......................................................             12,000               --
Minority interest ......................................................              1,049            1,084
Commitments and contingencies ..........................................
Stockholders' equity:...................................................
  Preferred stock, $.0025  par value. Authorized 5,000,000
    shares; none issued or outstanding .................................                 --               --
  Common stock, $.0025 par value. Authorized 295,000,000 shares;
    51,122,272 shares issued and 49,839,908 outstanding at March 31, 2000 and 50,719,548 shares issued and 49,390,058 shares outstanding at
    December 31, 1999...................................................                127              127
  Paid-in capital.......................................................             87,736           82,025
  Retained earnings ....................................................             36,784           38,470
  Treasury  stock, at cost, 1,282,364 shares held at March 31, 2000 and
    1,329,490 held at December 31, 1999 ...............................             (8,934)          (9,170)
  Accumulated other comprehensive loss .................................               (634)            (641)
                                                                              -------------    -------------
          Total stockholders' equity ...................................            115,079          110,811
                                                                              -------------    -------------
                                                                              $     474,628    $     473,344
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


                                                              FOR THE QUARTERS ENDED
                                                          ------------------------------
                                                            MARCH 31,        MARCH 31,
                                                              2000             1999
                                                          -------------    -------------
Net sales .............................................   $      80,960    $      55,520
Costs and expenses:
  Database and production costs .......................          25,647           16,176
  Selling, general and administrative .................          38,781           22,336
  Depreciation and amortization .......................          12,356            6,033
  Non-cash stock compensation expense .................           1,222               --
  Acquisition costs ...................................           1,368               --
                                                          -------------    -------------
                                                                 79,374           44,545
                                                          -------------    -------------
Operating income ......................................           1,586           10,975
Other income (expense):
  Investment income ...................................             204            2,484
  Gain on issuance of subsidiary stock ................           2,429               --
  Minority interest in subsidiary .....................             274               --
  Interest expense ....................................          (6,784)          (3,114)
                                                          -------------    -------------
Income before income taxes and
  extraordinary item ..................................          (2,291)          10,345
Income taxes ..........................................            (605)           4,160
                                                          -------------    -------------
Income (loss) before extraordinary
  item ................................................          (1,686)           6,185
Extraordinary item, net of tax ........................              --              128
                                                          -------------    -------------
Net income (loss) .....................................   $      (1,686)   $       6,313
                                                          =============    =============

BASIC EARNINGS PER SHARE:

  Income (loss) before extraordinary
     item .............................................   $       (0.03)   $        0.13
  Extraordinary item ..................................              --               --
                                                          -------------    -------------
  Net income (loss) ...................................   $       (0.03)   $        0.13
                                                          =============    =============
  Weighted average shares outstanding .................          49,610           48,602
                                                          =============    =============
DILUTED EARNINGS PER SHARE:

  Income (loss) before extraordinary
     item .............................................   $       (0.03)   $        0.13
  Extraordinary item ..................................              --               --
                                                          -------------    -------------
  Net income (loss) ...................................   $       (0.03)   $        0.13
                                                          =============    =============
  Weighted average shares outstanding .................          49,610           48,662
                                                          =============    =============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                              FOR THE QUARTERS ENDED
                                                          ------------------------------
                                                            MARCH 31,       MARCH 31,
                                                              2000              1999
                                                          -------------    -------------
Cash flows from operating activities:
  Net income (loss) ...................................   $      (1,686)   $       6,313
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization ....................          12,356            6,033
     Amortization of deferred financing costs .........             289               --
     Deferred income taxes ............................          (1,256)             581
     Net realized gains on sale of
       marketable securities investments ..............              --           (2,025)
     Acquisition costs ................................           1,368               --
     Gain on issuance of subsidiary stock .............          (2,429)              --
     Non-cash stock compensation expense ..............           1,222               --
     Minority interest in subsidiary ..................            (274)              --
     Changes in assets and  liabilities, net of
       effect of acquisitions:
       Trade accounts receivable ......................           1,839            3,065
       List brokerage trade accounts receivable........           2,564            4,910
       Prepaid expenses and other assets ..............          (1,245)          (1,446)
       Deferred marketing costs .......................            (168)             199
       Accounts payable ...............................           4,665              250
       List brokerage trade accounts payable ..........          (2,337)          (3,408)
       Income taxes receivable and payable ............          (2,299)           3,652
       Accrued expenses and other liabilities .........          14,193           (4,663)
                                                          -------------    -------------
          Net cash provided by operating
            activities ................................          26,802           13,461
                                                          -------------    -------------
Cash flows from investing activities:
  Proceeds from sales of marketable securities.........              --            8,587
  Purchases of marketable securities ..................              --           (4,153)
  Purchases of other investments ......................          (1,124)              --
  Purchases of property and equipment .................          (4,383)            (700)
  Acquisitions of businesses ..........................          (2,775)              --
  Software development costs ..........................          (3,494)          (1,413)
                                                          -------------    -------------
          Net cash provided by (used in)
            investing activities ......................         (11,776)           2,321
                                                          -------------    -------------
Cash flows from financing activities:
  Repayment of long-term debt .........................         (16,003)            (550)
  Proceeds on issuance of subsidiary stock ............           2,668               --
  Acquisitions of treasury stock ......................              --           (6,553)
  Repurchase of senior subordinated notes .............              --           (8,370)
  Proceeds from exercise of stock options .............           3,931               --
                                                          -------------    -------------
          Net cash used in financing
            activities ................................          (9,404)         (15,473)
                                                          -------------    -------------
Effect of exchange rate fluctuations on cash ..........              --             (149)
                                                          -------------    -------------
Net increase in cash and cash
  equivalents .........................................           5,622              160
Cash and cash equivalents, beginning ..................          10,846           29,603
                                                          -------------    -------------
Cash and cash equivalents, ending .....................   $      16,468    $      29,763
                                                          =============    =============
Supplemental cash flow information:
  Interest paid .......................................   $       3,361    $         776
                                                          =============    =============
  Income taxes paid ...................................   $       2,893    $           7
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

The Company suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.

2. EARNINGS PER SHARE INFORMATION

     The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Options on 1.8 million shares of common stock were not included in computing diluted earnings per share for the first quarter of 2000 because their effects were antidilutive.

                                                                      FOR THE QUARTERS ENDED
                                                                 -----------------------------
                                                                    MARCH 31,      MARCH 31,
                                                                       2000           1999
                                                                 -------------   -------------
                                                                          (IN THOUSANDS)
Weighted average number of shares outstanding
   used in basic EPS..........................................          49,610          48,602

Net additional common equivalent shares
   outstanding after assumed exercise of stock
   options ...................................................              --              60
                                                                 -------------   -------------
Weighted average number of shares outstanding
   used in diluted EPS .......................................          49,610          48,662
                                                                 =============   =============

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

     Corporate activities principally represent the information systems technology, database compilation, database verification, and administrative functions of the Company. Investment income (loss), interest expense, income taxes, amortization of intangibles, and depreciation expense are only recorded in corporate activities. The Company does not allocate these costs to the two business segments. The Company records unusual or non-recurring items including acquisition-related and restructuring charges in corporate activities to allow for the analysis of the sales business segments excluding such unusual or non-recurring charges.

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

     The following table summarizes segment information:

                                                        FOR THE QUARTER ENDED MARCH 31, 2000
                                           --------------------------------------------------------------
                                              SMALL            LARGE         CORPORATE      CONSOLIDATED
                                             BUSINESS         BUSINESS       ACTIVITIES        TOTAL
                                           -------------   -------------   -------------    -------------
                                                                   (IN THOUSANDS)
Net sales ..............................   $      39,544   $      41,416   $          --    $      80,960
Non stock compensation expense .........              --              --           1,222            1,222
Acquisition costs ......................              --              --           1,368            1,368
Operating income (loss) ................          10,394          17,792         (26,600)           1,586
Investment income ......................              --              --             204              204
Interest expense .......................              --              --           6,784            6,784
Income (loss) before income taxes ......          10,394          17,792         (30,477)          (2,291)

                                                        FOR THE QUARTER ENDED MARCH 31, 1999
                                           --------------------------------------------------------------
                                              SMALL            LARGE         CORPORATE      CONSOLIDATED
                                             BUSINESS         BUSINESS       ACTIVITIES        TOTAL
                                           -------------   -------------   -------------    -------------
                                                                   (IN THOUSANDS)
Net sales ..............................   $      33,178   $      22,342   $          --    $      55,520
Operating income (loss) ................          16,676          10,287         (15,988)          10,975
Investment income ......................              --              --           2,484            2,484
Interest expense .......................              --              --           3,114            3,114
Income (loss) before income taxes
and extraordinary item .................          16,676          10,287         (16,618)          10,345


4. COMPREHENSIVE INCOME

     Comprehensive income, including the components of other comprehensive income, is as follows:

                                                                    FOR THE QUARTERS ENDED
                                                               ------------------------------
                                                                  MARCH 31,        MARCH 31,
                                                                    2000             1999
                                                               -------------    -------------
                                                                       (IN THOUSANDS)
Net income (loss) ..........................................   $      (1,686)   $       6,313
Other comprehensive income (loss):
  Unrealized gain (loss) from investments:
    Unrealized gains .......................................              --            3,733
    Related tax expense ....................................              --           (1,799)
                                                               -------------    -------------
    Net ....................................................              --            2,314
                                                               -------------    -------------
  Reclassification  adjustment for net gains
    (losses) realized on sale of marketable
    securities:
    Unrealized gains .......................................              --            1,206
    Related tax expense ....................................              --             (458)
                                                               -------------    -------------
    Net ....................................................              --              748
                                                               -------------    -------------
  Foreign currency translation adjustments .................               7             (634)
                                                               -------------    -------------
Total other comprehensive income ...........................               7            2,428
                                                               -------------    -------------
Comprehensive income (loss) ................................   $      (1,679)   $       8,741
                                                               =============    =============

    The components of accumulated other comprehensive income are as follows:

                                                     FOREIGN                        ACCUMULATED
                                                    CURRENCY        UNREALIZED        OTHER
                                                   TRANSLATION       GAINS ON      COMPREHENSIVE
                                                   ADJUSTMENTS      SECURITIES        INCOME
                                                  -------------    -----------     -------------
                                                                        (IN THOUSANDS)
Balance at March 31, 2000 .....................   $        (634)   $          --   $        (634)
                                                  =============    =============   =============

Balance at March 31, 1999 .....................   $        (634)   $       6,376   $       5,742
                                                  =============    =============   =============


5. GAIN ON ISSUANCE OF SUBSIDIARY STOCK

     During the first quarter of 2000, infoUSA.com, a subsidiary of the Company, completed additional venture capital financing. As a result of the issuance of common stock of this subsidiary, the Company recorded a non-taxable gain of $2.4 million on the transaction.

6. ACQUISITION

     Effective March 2000, the Company acquired all issued and outstanding common stock of American Church Lists, a national proprietary database of religious institutions, organizations and affiliations. Total consideration for the acquisition was $2.0 million, funded using cash provided by operations. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of American Church Lists have been included in the Company's financial statements since the date of acquisition. Intangibles recorded as part of the purchase included goodwill of $2.1 million, which is being amortized over 15 years. No pro forma operating results have been included as the Company has determined that the results of operations for American Church Lists are not material.

7. ACQUISITION COSTS

     During the first quarter of 2000, the Company recorded acquisition costs of $1.4 million associated with the Company's bid to acquire the consumer database division of R.L. Polk. This entity was acquired by Equifax Inc. in May 2000.

8. NON-CASH STOCK COMPENSATION EXPENSE

     The Company's partially-owned subsidiary, infoUSA.com, sponsors an Equity Incentive Plan in which shares of common stock are reserved for issuance to officers, directors, employees and consultants of the subsidiary. Options granted during the quarter ended March 31, 2000 were generally with an option price less than the stock's fair market value on the date of grant. The Company uses Accounting Principles Bulletin (APB) Opinion No. 25 to account for stock-based compensation and, as such, has recorded a non cash charge of $1.2 million during the quarter ended March 31, 2000 related to the issuance of stock options for infoUSA.com. The charge was recorded as an addition to paid-in-capital.

9. CONTINGENCIES

     The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company's financial position, results of operations, or cash flows.

10. SUBSEQUENT EVENT

     Effective May 2000, the Company acquired certain assets and assumed certain liabilities of idEXEC, a Thomson Financial company. idEXEC provides a worldwide database of 60,000 large businesses and 400,000 executives for business-to-business prospecting, marketing, and research applications. Total consideration for the acquisition is estimated to be approximately $7.5 million, consisting of $5.0 million in cash, funded using cash provided by operations, and 391,000 shares of common stock, funded using shares of treasury stock held by the Company.

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

RESULTS OF OPERATIONS


    The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to the acquisitions of Donnelley Marketing (Donnelley) during July 1999 and American Church Lists during March 2000:

                                                                              FOR THE QUARTERS ENDED
         CONSOLIDATED STATEMENT OF OPERATIONS DATA:                                  MARCH 31,
                                                                              ---------------------
                                                                                 2000        1999
                                                                              --------     --------
Net sales .................................................................        100%         100%
Costs and expenses:
  Database and production costs ...........................................         32           29
  Selling, general and administrative .....................................         48           40
  Depreciation and amortization ...........................................         15           11
  Non-cash stock compensation expense .....................................          1           --
  Acquisition costs .......................................................          2           --
                                                                              --------     --------
     Total costs and expenses .............................................         98           80
                                                                              --------     --------
Operating income ..........................................................          2           20
Other income (expense), net ...............................................         (5)          (1)
                                                                              --------     --------
Income before income taxes and extraordinary item .........................         (3)          19
Income taxes ..............................................................         (1)           8
                                                                              --------     --------
Income (loss) before extraordinary item ...................................         (2)          11
Extraordinary item, net of tax ............................................         --           --
                                                                              --------     --------
Net income (loss) .........................................................         (2)%         11%
                                                                              ========     ========

OTHER DATA:

     SALES BY SEGMENT:
                                                                              (amounts in thousands)

       Small business .....................................................   $ 39,544     $ 33,178
       Large business .....................................................     41,416       22,342
                                                                              --------     --------
       Total ..............................................................   $ 80,960     $ 55,520
                                                                              ========     ========

     SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:

       Small business .....................................................         49%          60%
       Large business .....................................................         51           40
                                                                              --------     --------
       Total ..............................................................        100%         100%
                                                                              ========     ========

                                                                              (amounts in thousands)

       Amortization expense of goodwill and related intangibles (1) .......   $  7,959     $  3,280
                                                                              ========     ========

       Earnings before interest, taxes, depreciation and
       amortization (EBITDA), as adjusted (2) .............................   $ 15,164     $ 17,008
                                                                              ========     ========


     EBITDA, as adjusted as a percentage of net sales .....................         19%          31%
                                                                              ========     ========

(1) This represents amortization expense recorded by the Company on all intangibles recorded as part of the acquisition of other companies, and excludes amortization related to deferred financing costs, software development costs, and other intangible assets not recorded as part of an acquisition of another company.

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

    The Company has supplemented its internal growth through strategic acquisitions. The Company has completed thirteen acquisitions since mid-1996. Through these acquisitions, the Company has increased its presence in the consumer marketing information industry, greatly increased its ability to provide data processing solutions, added two consumer CD-Rom product lines, increased its presence in list management and list brokerage services and broadened its offerings of business marketing information.

    The Company has previously made certain disclosures relative to the continuing results of operations of acquired companies where appropriate and possible, although the Company has in the case of all acquisitions since 1996, immediately integrated the operations of the acquired companies into existing operations of the Company. Generally, the results of operations for these acquired activities are no longer separately accounted for from existing activities. The Company cannot report on the results of operations of acquired companies upon completion of the integration as the results are "commingled" with existing results. Additionally, upon integration of acquired operations, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales by acquired business units of existing products. Due to recent and potential future acquisitions, future results of operations will not be comparable to historical data. While the results cannot be accurately quantified, acquisitions have had a significant impact on net sales.

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

FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

Net sales

    Net sales for the quarter ended March 31, 2000 were $81.0 million, an increase of 46% from $55.5 million for the same period of 1999. The increase in net sales is principally due to the acquisition of Donnelley in July 1999.

      Net sales of the small business segment for the quarter ended March 31, 2000 were $39.5 million, a 19% increase from $33.2 million for the same period of 1999. The small business segment principally engages in the selling of sales lead generation and consumer CD-Rom products to small to medium sized companies, small office and home office businesses and individual consumers. This segment includes the sale of content via the Internet. The increase in the net sales of the small business segment is principally due to the acquisition of Donnelley in July 1999 and the related sale of Donnelley's consumer data by the Company.

    Net sales of the large business segment for the quarter ended March 31, 2000 were $41.4 million, an 85% increase from $22.3 million for the same period of 1999. The large business segment principally engages in the selling of data processing services, licensed databases, database marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services. The Company recorded net sales of data processing services of $19.9 million for the quarter ended March 31, 2000, compared to $14.5 million for the same period of 1999. The increase in net sales of data processing services is principally due to the acquisition of Donnelley in July 1999. Net sales of Internet-based database licenses were $4.1 million, a 58% increase from $2.6 million for the same period of 1999. Since mid-1999, the Company has been successfully renewing and signing new Internet license agreements using a variable CPM model, no longer entering into Internet-based license agreements on a flat fee basis.

Database and production costs

    Database and production costs for the quarter ended March 31, 2000 were $25.6 million, or 32% of net sales, compared to $16.2 million, or 29% of net sales for the same period of 1999.

    The increase in database and production costs as a percentage of net sales is principally due to the acquisition of Donnelley in July 1999. Database and production costs as a percentage of net sales associated with the Donnelley operations are higher than database and production costs as a percentage of net sales associated with the remainder of the Company's operations.

    Additionally, the increase in database and production costs as a percentage of net sales is partially due to the execution of the Company's planned expansion related to various Internet initiatives. Database and production costs related to the various Internet divisions increased $1.0 million, or 1% of net sales, from the first quarter of 1999 to the first quarter of 2000.

Selling, general and administrative expenses

    Selling, general and administrative expenses for the quarter ended March 31, 2000 were $38.8 million, or 48% of net sales, compared to $22.3 million, or 40% of net sales for the same period of 1999.

    The increase in selling, general and administrative expenses as a percentage of net sales is principally due to the Company's planned expansion related to various Internet initiatives. Selling, general and administrative expenses related to the various Internet divisions increased $5.8 million, or 7% of net sales, from the first quarter of 1999 to the first quarter of 2000.

Depreciation and amortization expenses

    Depreciation and amortization expenses for the quarter ended March 31, 2000 were $12.4 million, or 15% of net sales, compared to $6.0 million, or 11% of net sales for the same period of 1999. The increase in depreciation and amortization expenses is principally due to the acquisition of Donnelley in July 1999.

Non cash stock compensation expense

   During the quarter ended March 31, 2000, the Company recorded a non cash charge of $1.2 million, or 1% of net sales, related to the issuance of stock options for infoUSA.com, a subsidiary of the Company. The charge was recorded as an addition to paid-in-capital.

Acquisition costs

    During the quarter ended March 31, 2000, the Company recorded acquisition costs of $1.4 million, or 2% of net sales, associated with the Company's bid to acquire the consumer database division of R.L. Polk. This entity was acquired by Equifax Inc. in May 2000.

Operating income

    Including the factors previously described, the Company had operating income of $1.6 million, or 2% of net sales for the quarter ended March 31, 2000, as compared to operating income of $11.0 million, or 20% of net sales for the same period of 1999.

    Operating income for the small business segment for the quarter ended March 31, 2000 was $10.4 million, or 26% of net sales, as compared to $16.7 million, or 50% of net sales for the same period of 1999. The decrease in operating income as a percentage of net sales is principally due to the Company's execution of the planned expansion related to various Internet initiatives. Certain costs related to the Internet divisions are included in the small business segment. See the section "Selling, general and administrative expenses" and "database and production costs" for additional information.

    Operating income for the large business segment for 1999 was $17.8 million, or 43% of net sales, as compared to $10.3 million, or 46% of net sales for the same period of 1999. The decrease in operating income as a percentage of net sales is principally due to the acquisition of Donnelley in July 1999. The operating margins associated with Donnelley are slightly lower than the operating margins associated with the remainder of the Company's large business segment.

Other income (expense), net

    Other income (expense), net was $(3.9) million, or 5% of net sales, and $(0.6) million, or 1% of net sales, for the quarters ended March 31, 2000 and 1999, respectively. Other income (expense) is comprised of interest expense, investment income, minority interest in subsidiary and other income or expense items which do not represent components of operating income (expense) of the Company.

    Interest expense was $6.8 million and $3.1 million for the quarters ended March 31, 2000 and 1999, respectively. The increase in interest expense is principally the result of the addition of the Deutsche Bank Credit Facilities used to finance the acquisition of Donnelley in July 1999.

    Investment income was $0.2 million and $2.5 million for the quarters ended March 31, 2000 and 1999, respectively. The Company recorded realized gains on the sale of marketable securities totaling $2.0 million for the quarter ended March 31, 1999.

    During the quarter ended March 31, 2000, infoUSA.com, a subsidiary of the Company, completed additional venture capital financing. As a result of the issuance of stock of this subsidiary, the Company recorded a gain of $2.4 million on the transaction.

    Minority interest in subsidiary of $274 thousand for the quarter ended March 31, 2000 represents the unaffiliated investors' share of infoUSA.com's net loss for the period then ended.

Income taxes

    A provision for income taxes of $(0.6) million and $4.2 million was recorded for the quarters ended March 31, 2000 and 1999, respectively. The gain the Company recorded during the quarter ended March 31, 2000 of $2.4 million on the issuance of subsidiary stock is not subject to income tax expense. The provisions for these periods also reflect the inclusion of amortization of certain intangibles in taxable income not deductible for tax purposes. Amortization expenses of $3.1 million and $793 thousand were not deductible for tax purposes for the quarters ended March 31, 2000 and 1999, respectively.

Extraordinary item, net of tax

    During the quarter ended March 31, 1999, the Company repurchased $9.0 million of its 9 1/2% Senior Subordinated Notes (the "Notes"). In connection with the repurchase of the Notes, the Company recorded a gain of $0.1 million, net of deferred financing costs of $0.4 million written-off in proportion to the face amount of Notes purchased and retired.

EBITDA, as adjusted

    Excluding the non cash stock compensation expense previously described, the Company's EBITDA, as adjusted, was $15.2 million, or 19% of net sales for the quarter ended March 31, 2000, and $17.0 million, or 31% of net sales for the same period of 1999.

YEAR 2000 READINESS DISCLOSURE

    The total estimated costs associated with the Company's Year 2000 remediation plan were $5.0 million. As of the date of this Form 10-Q, the Company has not experienced any material business disruptions as a result of Year 2000 issues arising from its information systems, nor is it aware of any material Year 2000 related business interruptions impacting its clients or service providers. However, the Company cannot be certain that it will not suffer business interruptions, either due to its own Year 2000 issues that may develop or those of third parties. Accordingly, there can be no assurance the Company or third parties will not have ongoing Year 2000 issues that may have a material adverse effect on the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2000, the Company's principal sources of liquidity included cash and cash equivalents of $16.5 million. As of March 31, 2000, the Company had working capital of $38.1 million.

    During 1999 in conjunction with the acquisition of Donnelley, the Company negotiated a new credit arrangement which includes a Revolving Credit Facility of $30.0 million. As of March 31, 2000, the Company had no borrowings under the Revolving Credit Facility, with the exception of one outstanding letter of credit in the amount of $5.0 million reducing the availability under the Revolving Credit Facility to $25.0 million.

    Net cash provided by operating activities during the three month period ended March 31, 2000, totaled $26.8 million compared to $13.5 million during the same period of 1999. The increase is principally the result of the receipt of $14.0 million during the quarter ended March 31, 2000 which represented a customer deposit on a long-term data license arrangement.

    During the three month period ended March 31, 2000, the Company spent $4.4 million for additions of property and equipment and $3.5 million related to internal software development costs.

    The Company acquired American Church Lists effective March 2000 for $2.0 million in cash.

    During the three month period ended March 31, 2000, the Company received cash proceeds of $2.7 million on the issuance of stock in its subsidiary infoUSA.com and $3.9 million from the exercise of stock options.

    The Company made repayments on long-term debt totaling $16.0 million during the three month period ended March 31, 2000.

    Other liabilities at March 31, 2000 of $12.0 million represent a customer deposit on a long-term data license arrangement.

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

    The business and consumer marketing information industry in which we operate is highly competitive. Intense competition could harm us by causing, among other things, price reductions, reduced gross margins, and loss of market share. Our competition includes:

    o In consumer sales lead generation products, Acxiom, Experian (a subsidiary of Great Universal Stores, P.L.C. ("GUS")), and Equifax, both directly and through reseller networks.

    o In data processing services, Acxiom, May & Speh, Experian, Direct Marketing Technologies (a subsidiary of GUS), Snyder Communications, Inc. and Harte-Hanks Communications, Inc.

    o In business sales lead generation products, Experian and Dun's Marketing Services ("DMS"), a division of Dun & Bradstreet. DMS, which relies upon information compiled from Dun & Bradstreet's credit database, tends to focus on marketing to large companies.

    o In business directory publishing, Regional Bell Operating Companies and many smaller, regional directory publishers.

    o   In consumer products, certain smaller producers of CD-Rom products.

    o Technologies which companies may install and implement in-house as part of their internal IS functions, instead of purchasing or outsourcing such functions.

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

    As of March 31, 2000, we had total indebtedness of approximately $261.5 million, including $106.0 million of Notes under an indenture (the "Indenture") and $139.8 million under a $195 million Senior Secured Credit Agreement. Substantially all of our assets are pledged as security under the terms of the Credit Agreement. The indebtedness under the Credit Agreement was incurred in connection with our acquisition of Donnelley Marketing in 1999. Our ability to pay principal and interest on the Notes issued under the Indenture and the indebtedness under the Credit Agreement and to satisfy our other debt obligations will depend upon our future operating performance. Our performance will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond the our control. The future availability of revolving credit under the Credit Agreement will depend on, among other things, our ability to meet certain specified financial ratios and maintenance tests. We expect that our operating cash flow should be sufficient to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due. If we are unable to service our indebtedness, however, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the Notes issued under the Indenture and the Credit Agreement) or seeking additional equity capital. We may not be able to obtain any such remedies on terms that are favorable or satisfactory to us, if at all.

The terms of our current indebtedness restrict our ability to take certain actions that fit our business strategy.

    Our existing credit facilities contain certain covenants which restrict our ability to:

    o  Incur additional indebtedness;

    o  Pay dividends and make certain other similar payments;

    o  Guarantee indebtedness of others;

    o  Enter into certain transactions with affiliates;

    o Consummate certain asset sales, certain mergers and consolidations, sales or other dispositions of all or substantially all of our assets; and

    o  Obtain dividends or certain other payments from our subsidiaries.

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

    We have adopted an Internet strategy because we believe that the Internet represents an important and rapidly evolving market for marketing information products and services. Our business, financial condition and results of operations would be adversely affected if we:

    o Fail to develop products and services that are well suited to the Internet market;

    o Experience difficulties that delay or prevent the successful development, introduction and marketing of these products and services; or

    o Fail to achieve sufficient traffic to our Internet sites to generate significant revenues, or to successfully implement electronic commerce operations.

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

    Our business strategy includes continued growth through acquisitions of complementary products, technologies or businesses. We have made thirteen acquisitions since mid-1996. We continue to evaluate strategic opportunities available to us and intend to pursue opportunities that we believe fit our business strategy. Acquisitions of companies, products or technologies may result in the diversion of management's time and attention from day-to-day operations of our business and may entail numerous other risks, including difficulties in assimilating and integrating acquired operations, databases, products, corporate cultures and personnel, potential loss of key employees of acquired businesses, difficulties in applying our internal controls to acquired businesses, and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent our efforts to integrate future acquisitions fail, our business, financial condition and results of operations would be adversely affected.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is not exposed to significant future earnings or cash flow exposures from changes in interest rates on long-term debt as a significant portion of the Company's debt is at fixed interest rates and the Company has entered into long-term interest rate swap agreements used to reduce the potential impact of changes in interest rates on floating rate debt. The Company is not exposed to material future earnings or cash flow exposures from fluctuations in foreign currency exchange rates as operating results related to foreign operations are not material.

                                  Info USA INC.

                                    FORM 10-Q

                              FOR THE QUARTER ENDED

                                 MARCH 31, 2000

                                     PART II

                                OTHER INFORMATION

                                  Info USA INC.

                                    FORM 10-Q

                              FOR THE QUARTER ENDED

                                 MARCH 31, 2000

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2000 Annual Meeting of Stockholders of the Company held on April 28, 2000, the stockholders voted and approved the following items:

1. Elected the following directors to the Board of Directors for a term of three years.

         Vinod Gupta                FOR:  45,009,388

         George Haddix              FOR:  45,014,778

2. The stockholders also ratified the appointment of KPMG LLP as the Company's independent auditors to examine the financial statements of the Company for the fiscal year 2000.

         FOR: 44,991,090  AGAINST: 45,176

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    27 Financial Data Schedule

    (b) Report on Form 8-K

    No reports on Form 8-K have been filed during the quarter ended March 31,
2000

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        infoUSA INC.

Date:      May 15, 2000                 /s/  STORMY L. DEAN
                                        ----------------------------
                                        Stormy L. Dean,
                                        Chief Financial Officer
                                        (principal financial officer)

                                INDEX TO EXHIBITS


   EXHIBIT NO.           DESCRIPTION
   -----------           -----------
       27             Financial Data Schedule