Form 10-Q
period 2000-06-30
INFOUSA INC
filed 2000-08-11
CIK 879437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the - Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000 or

    Transition report pursuant to Section 13 or 15(d) of the - Securities Exchange Act of 1934

For the transition period from           to
                                --------    --------

Commission File Number    0-19598

                                  infoUSA INC.
--------------------------------------------------------------------------------
               (exact name of registrant specified in its charter)

              DELAWARE                                 47-0751545
-------------------------------------    ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)

5711 SOUTH 86TH CIRCLE, OMAHA, NEBRASKA                       68127
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code       (402) 593-4500
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

               50,336,647 shares of Common Stock at August 1, 2000
                                  infoUSA INC.

                                      INDEX

    PART I - FINANCIAL INFORMATION

         Item 1. Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999

                 Consolidated Statements of Operations for the three months and six months ended June 30, 2000 and 1999

                 Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999

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

                                  JUNE 30, 2000

                                     PART I

                            FINANCIAL INFORMATION AND
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          infoUSA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                  JUNE 30, 2000  DECEMBER 31, 1999
                                                                  -------------  -----------------
                        ASSETS                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents .....................................   $  24,707       $  10,846
  Marketable securities .........................................         102              70
  Trade accounts receivable, net of allowances of $4,449 and
    $7,068, respectively ........................................      65,200          65,812
  List brokerage trade accounts receivable ......................      12,206          16,734
  Prepaid expenses ..............................................       4,930           2,973
  Deferred marketing costs ......................................       3,508           2,957
                                                                    ---------       ---------
          Total current assets ..................................     110,653          99,392
                                                                    ---------       ---------
Property and equipment, net .....................................      55,987          53,569
Intangible assets, net ..........................................     313,770         315,889
Other assets ....................................................       5,617           4,494
                                                                    ---------       ---------
                                                                    $ 486,027       $ 473,344
                                                                    =========       =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt .............................   $  15,803       $   9,885
  Accounts payable ..............................................      12,908           8,370
  List brokerage trade accounts payable .........................      11,835          16,375
  Accrued payroll expenses ......................................       7,611           5,767
  Accrued expenses ..............................................       6,773           6,579
  Income taxes payable ..........................................          38           3,699
  Deferred revenue ..............................................      10,265           7,556
  Deferred income taxes .........................................       1,612             262
                                                                    ---------       ---------
          Total current liabilities .............................      66,845          58,493
                                                                    ---------       ---------
Long-term debt, net of current portion ..........................     245,577         267,637
Deferred income taxes ...........................................      32,070          35,319
Deferred revenue ................................................      12,000              --
Minority interest ...............................................       7,814           1,084
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000
    shares; none issued or outstanding ..........................          --              --
  Common stock, $.0025 par value. Authorized
    295,000,000 shares; 51,519,872 shares issued and
    50,317,805 outstanding at June 30, 2000 and 50,719,548
    shares issued and 49,390,058 outstanding at December 31,
    1999 ........................................................         129             127
  Paid-in capital ...............................................      91,811          82,025
  Retained earnings .............................................      38,918          38,470
  Treasury stock, at cost, 1,202,067 shares held at
    June 30, 2000 and 1,329,490 held at
    December 31, 1999 ...........................................      (8,469)         (9,170)
  Accumulated other comprehensive loss ..........................        (668)           (641)
                                                                    ---------       ---------
          Total stockholders' equity ............................     121,721         110,811
                                                                    ---------       ---------
                                                                    $ 486,027       $ 473,344
                                                                    =========       =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                    THREE MONTHS ENDED        SIX  MONTHS  ENDED
                                                          JUNE 30,                 JUNE 30
                                                     2000        1999         2000         1999
                                                  ---------    ---------    ---------    ---------
                                                                     (UNAUDITED)
Net sales .....................................   $  78,953    $  57,573    $ 159,913    $ 113,093
Costs and expenses:
  Database and production costs
   (excluding non-cash stock
   compensation expense of $44 and
   $78 for the periods ended June 30,
   2000, respectively) ........................      25,692       17,114       51,389       33,290
Selling, general and administrative
   (excluding non-cash stock
   compensation expense of $1,641 and
   $2,829 for the periods ended June 30,
   2000, respectively) ........................      40,950       23,762       79,664       46,098
Depreciation and amortization .................      13,623        5,694       25,979       11,727

Non-cash stock compensation expense ...........       1,685           --        2,907           --
Acquisition costs .............................         821           --        2,201           --
                                                  ---------    ---------    ---------    ---------
                                                     82,771       46,570      162,140       91,115
                                                  ---------    ---------    ---------    ---------
Operating income (loss) .......................      (3,818)      11,003       (2,227)      21,978
Other income (expense):
  Investment income ...........................         233        1,704          437        4,188
  Gain on issuance of subsidiary stock ........      12,205           --       14,634           --
  Minority interest in loss of subsidiary .....       1,426           --        1,700           --
  Interest expense ............................      (6,468)      (2,934)     (13,252)      (6,048)
                                                  ---------    ---------    ---------    ---------
Income before income taxes and
  extraordinary item ..........................       3,578        9,773        1,292       20,118
Income taxes ..................................       1,449        4,088          844        8,248
                                                  ---------    ---------    ---------    ---------
Income before extraordinary item ..............       2,129        5,685          448       11,870
Extraordinary item, net of tax ................          --           --           --          128
                                                  ---------    ---------    ---------    ---------
Net income ....................................   $   2,129    $   5,685    $     448    $  11,998
                                                  =========    =========    =========    =========


BASIC EARNINGS PER SHARE:

  Income before extraordinary item ............   $    0.04    $    0.12    $    0.01    $    0.25
  Extraordinary item ..........................          --           --           --           --
                                                  ---------    ---------    ---------    ---------
  Net income ..................................   $    0.04    $    0.12    $    0.01    $    0.25
                                                  =========    =========    =========    =========

  Weighted average shares outstanding .........      49,900       48,233       49,674       48,417
                                                  =========    =========    =========    =========

DILUTED EARNINGS PER SHARE:

  Income before extraordinary item ............   $    0.04    $    0.12    $    0.01    $    0.25
  Extraordinary item ..........................          --           --           --           --
                                                  ---------    ---------    ---------    ---------
  Net income ..................................   $    0.04    $    0.12    $    0.01    $    0.25
                                                  =========    =========    =========    =========

  Weighted average shares outstanding .........      49,928       48,307       50,519       48,465
                                                  =========    =========    =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         infoUSA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                          2000          1999
                                                       ----------    ----------
                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ........................................   $      448    $   11,998
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization ...................       25,979        11,728
   Amortization of deferred financing costs ........          578            --
   Deferred income taxes ...........................       (1,899)        2,189
   Net realized gains on sale of
    marketable securities investments ..............           --        (3,373)
   Non-cash acquisition costs ......................        1,266            --
   Gain on issuance of subsidiary stock ............      (14,634)           --
   Non-cash stock compensation expense .............        2,907            --
   Non-cash marketing costs ........................          183            --
   Minority interest in loss of subsidiary .........       (1,700)           --
   Changes in assets and liabilities, net of
    effect of acquisitions:
     Trade accounts receivable .....................        2,007        (2,633)
     List brokerage trade accounts
      receivable ...................................        4,528         6,664
     Prepaid expenses and other assets .............       (1,941)       (1,298)
     Deferred marketing costs ......................         (551)          581
     Accounts payable ..............................        4,452        (1,481)
     List brokerage trade accounts payable .........       (4,539)       (6,343)
     Income taxes receivable and payable ...........       (3,661)        3,240
     Accrued expenses and other liabilities ........       13,713        (3,718)
                                                       ----------    ----------

      Net cash provided by operating activities ....       27,136        17,554

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of marketable securities ......           --        17,338
 Purchases of marketable securities ................          (32)       (4,184)
 Purchases of other investments ....................       (1,124)           --
 Purchases of property and equipment ...............       (6,482)       (2,342)
 Acquisitions of businesses ........................       (8,642)       (1,536)
 Software and database development costs ...........       (6,951)       (2,929)
 Other .............................................           --           531
                                                       ----------    ----------
   Net cash provided by (used in)
    investing activities ...........................      (23,231)        6,878

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term debt .......................      (17,047)       (1,213)
 Proceeds on issuance of subsidiary stock ..........       22,845            --
 Acquisitions of treasury stock ....................           --        (6,553)
 Deferred financing costs ..........................          (42)         (103)
 Repurchase of senior subordinated notes ...........           --        (8,370)
 Proceeds from exercise of stock options ...........        4,200           842
                                                       ----------    ----------
   Net cash provided by (used in)
    financing activities ...........................        9,956       (15,397)
 Effect of exchange rate fluctuations on cash ......           --          (149)
                                                       ----------    ----------

Net increase in cash and cash equivalents ..........       13,861         8,886
Cash and cash equivalents, beginning ...............       10,846        29,603
                                                       ----------    ----------
Cash and cash equivalents, ending ..................   $   24,707    $   38,489
                                                       ==========    ==========


Supplemental cash flow information:
 Interest paid .....................................   $   13,512    $    6,220
                                                       ==========    ==========

 Income taxes paid .................................   $    6,363    $    2,891
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

                                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                          JUNE 30,              JUNE 30,
                                                                    -------------------   -------------------
                                                                      2000       1999       2000       1999
                                                                    --------   --------   --------   --------
     Weighted average number of shares outstanding used in
       basic EPS ................................................     49,900     48,233     49,674     48,417
     Net additional common stock equivalent shares
       outstanding after assumed exercise of stock options ......         28         74        845         48
                                                                    --------   --------   --------   --------
     Weighted average number of shares outstanding
       used in diluted EPS ......................................     49,928     48,307     50,519     48,465
                                                                    ========   ========   ========   ========


3. SEGMENT INFORMATION

    The Company currently manages existing operations utilizing financial information accumulated and reported for two business segments.

    The small business segment principally engages in the selling of sales lead generation and consumer CD-Rom products to small and medium sized companies, small office and home office businesses and individual consumers. This segment includes the sale of content via the Internet.

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

    Corporate activities principally represent the information systems technology, database compilation, database verification, and administrative functions of the Company. Investment income (loss), interest expense, income taxes, amortization of intangibles, and depreciation expense are only recorded in corporate activities. The Company does not allocate these costs to the two business segments. The Company records unusual or non-recurring items including acquisition costs, non-cash stock compensation expense, gain on issuance of subsidiary stock and minority interest in loss of subsidiary in corporate activities to allow for the analysis of the sales business segments excluding such unusual or non-recurring charges.

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

    The following table summarizes segment information:


                                         FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                     ------------------------------------------------
                                      SMALL      LARGE     CORPORATE     CONSOLIDATED
                                     BUSINESS   BUSINESS   ACTIVITIES       TOTAL
                                     --------   --------   ----------    ------------
                                                      (IN THOUSANDS)
Net sales ........................   $ 36,491   $ 42,462   $       --    $     78,953
Non-cash stock compensation ......         --         --        1,685           1,685
Acquisition costs ................         --         --          821             821
Operating income (loss) ..........      6,452     21,524      (31,794)         (3,818)
Investment income ................         --         --          233             233
Interest expense .................         --         --        6,468           6,468
Income (loss) before income
   taxes and extraordinary item ..      6,452     21,524      (24,398)          3,578



                                          FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                      ------------------------------------------------
                                       SMALL      LARGE     CORPORATE     CONSOLIDATED
                                      BUSINESS   BUSINESS   ACTIVITIES       TOTAL
                                      --------   --------   ----------    ------------
                                                       (IN THOUSANDS)
Net sales .........................   $ 32,894   $ 24,679   $       --    $     57,573
Operating income (loss) ...........     14,962     11,883      (15,842)         11,003
Investment income .................         --         --        1,704           1,704
Interest expense ..................         --         --        2,934           2,934
Income (loss) before income
   taxes and extraordinary item ...     14,962     11,883      (17,072)          9,773



                                              FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                         ------------------------------------------------
                                          SMALL      LARGE     CORPORATE     CONSOLIDATED
                                         BUSINESS   BUSINESS   ACTIVITIES       TOTAL
                                         --------   --------   ----------    ------------
                                                          (IN THOUSANDS)
Net sales ............................   $ 76,035   $ 83,878   $       --    $    159,913
Non-cash stock compensation ..........         --         --        2,907           2,907
Acquisition costs ....................         --         --        2,201           2,201
Operating income (loss) ..............     19,911     40,074      (62,212)         (2,227)
Investment income ....................         --         --          437             437
Interest expense .....................         --         --       13,252          13,252
Income (loss) before income taxes
   and extraordinary item ............     19,911     40,074      (58,693)          1,292



                                               FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                         ------------------------------------------------
                                          SMALL      LARGE     CORPORATE     CONSOLIDATED
                                         BUSINESS   BUSINESS   ACTIVITIES       TOTAL
                                         --------   --------   ----------    ------------
                                                          (IN THOUSANDS)
Net sales ............................   $ 66,022   $ 47,071   $       --    $    113,093
Operating income (loss) ..............     31,632     22,221      (31,875)         21,978
Investment income ....................         --         --        4,188           4,188
Interest expense .....................         --         --        6,048           6,048
Income (loss) before income taxes
   and extraordinary item.............     31,632     22,221      (33,735)         20,118

4. COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss), including the components of other comprehensive income (loss), is as follows:


                                                           FOR THE THREE          FOR THE SIX
                                                           MONTHS ENDED           MONTHS ENDED
                                                       --------------------    --------------------
                                                       JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                         2000        1999        2000        1999
                                                       --------    --------    --------    --------
                                                                       (IN THOUSANDS)
Net income .........................................   $  2,129    $  5,685    $    448    $ 11,998
Other comprehensive income (loss):
  Unrealized gain (loss) from investments:
    Unrealized gains (losses) ......................         --        (595)      1,034       2,908
    Related tax expense ............................         --         226        (393)     (1,105)
                                                       --------    --------    --------    --------
    Net ............................................         --        (369)        641       1,803
                                                       --------    --------    --------    --------

  Reclassification adjustment for net gains
    (losses) realized on sale of marketable
    securities:
    Realized gains (losses) ........................         --         168          --       1,603
    Related tax expense ............................         --         (64)         --        (609)
                                                       --------    --------    --------    --------
    Net ............................................         --         104          --         994
                                                       --------    --------    --------    --------

  Foreign currency translation adjustments .........        (34)         --        (668)       (634)
                                                       --------    --------    --------    --------

Total other comprehensive income (loss) ............        (34)       (265)        (27)      2,163
                                                       --------    --------    --------    --------
Comprehensive income ...............................   $  2,095    $  5,420    $    421    $ 14,161
                                                       ========    ========    ========    ========

    The components of accumulated other comprehensive income (loss) is as follows:


                                          FOREIGN                            ACCUMULATED
                                         CURRENCY         UNREALIZED            OTHER
                                        TRANSLATION        GAINS ON         COMPREHENSIVE
                                        ADJUSTMENTS       SECURITIES           INCOME
                                        -----------       ----------        -------------
                                                        (IN THOUSANDS)
           Balance at June 30, 2000       $ (668)          $    --             $ (668)
                                          ======           =======             =======
           Balance at June 30, 1999       $ (634)          $ 6,111             $ 5,477
                                          =======          =======             =======


5. GAIN ON ISSUANCE OF SUBSIDIARY STOCK

    During the six months ended June 30, 2000, infoUSA.com, a subsidiary of the Company, issued approximately 5.1 million shares of convertible preferred stock for approximately $22.8 million or $4.47 per share. As a result of the issuance of the convertible preferred stock, the Company's ownership in infoUSA.com went from approximately 83 percent at December 31, 1999 to approximately 67 percent at June 30, 2000 and a gain of $14.6 million was recorded. No deferred income taxes were recorded due to the gain being a non-taxable transaction. infoUSA.com is an online provider of white and yellow page directory assistance and an Internet destination for sales and marketing tools and information.

6. ACQUISITIONS

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

     Effective May 2000, the Company acquired certain assets and assumed certain liabilities of idEXEC, a Thomson Financial company. idEXEC provides a worldwide database of 60,000 large businesses and 400,000 executives for business-to-business prospecting, marketing, and research applications. Total consideration for the acquisition was $7.3 million, consisting of $5.1 million in cash, funded using cash provided by operations, and 391,000 shares of common stock at a recorded value of $2.2 million, funded using shares of treasury stock held by the Company. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of idEXEC have been included in the Company's financial statements since the date of acquisition. Intangibles recorded as part of the purchase included goodwill of $8.4 million, which is being amortized over 15 years. No pro forma operating results have been included as the Company has determined that the results of operations for idEXEC are not material.

     Effective May 2000, the Company acquired certain assets and assumed certain liabilities of Getko Direct Response of Canada ("Getko"), a Cendant Corporation company. Getko provides Canadian list and data processing services for the direct marketing industry. Total consideration for the acquisition was $1.6 million, funded using cash provided by operations. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Getko have been included in the Company's financial statements since the date of acquisition. Intangibles recorded as part of the purchase included goodwill of $1.4 million, which is being amortized over 15 years. No pro forma operating results have been included as the Company has determined that the results of operations for Getko are not material.

7. ACQUISITION COSTS

    During the quarter ended June 30, 2000, the Company recorded charges of $821 thousand principally related to the Company's acquisition of American Church Lists, idEXEC and Getko, representing costs to integrate these acquired operations into the Company's existing operations. These costs were not directly related to the acquisition of these companies, and therefore could not be capitalized as part of the purchase price. Also, the Company recorded additional charges associated with the Company's bid to acquire the consumer database division of R.L. Polk. This entity was acquired by Equifax in May 2000.

    For the six months ended June 30, 2000, the Company recorded acquisition costs of $2.2 million, including $821 thousand of costs described above and $1.4 million associated with the Company's bid to acquire the consumer database division of R.L. Polk.

8. NON-CASH STOCK COMPENSATION EXPENSE

    The Company's partially-owned subsidiary, infoUSA.com, sponsors an Equity Incentive Plan in which shares of common stock are reserved for issuance to officers, directors, employees and consultants of the subsidiary. Options granted during the six months ended June 30, 2000 totaled 2.5 million options with a weighted average exercise price of $1.19. The Company uses Accounting Principles Bulletin (APB) Opinion No. 25 to account for stock-based compensation and, as such, has recorded a non cash charge of $2.9 million during the six months ended June 30, 2000 related to the issuance of stock options for infoUSA.com. The charge was recorded as an addition to paid-in-capital.

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



GENERAL

The Company is a leading provider of business and consumer marketing information and data processing services. The Company's products and services help its clients generate new customers more effectively at lower cost. The Company's key assets include proprietary databases of 12 million businesses and 200 million consumers in the United States and Canada, which the Company believes are among the most comprehensive and accurate available. The Company leverages these key assets by selling a broad range of marketing information products and data processing services through targeted distribution channels primarily to small and medium size businesses and also to consumers and large corporations.

This discussion and analysis contains forward-looking statements, including without limitation statements in the discussion of comparative results of operations, year 2000 readiness disclosure, accounting standards and liquidity and capital resources, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by those sections. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Operating Results" below. The Company assumes no obligation to update the forward-looking statement or such factors.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to the acquisitions of Donnelley Marketing (Donnelley) during July 1999, American Church Lists during March 2000, idEXEC in May 2000 and Getko Direct Response of Canada (Getko) in May 2000:


                                                             THREE MONTHS       THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                                 ENDED              ENDED              ENDED              ENDED
                                                             JUNE 30, 2000      JUNE 30, 1999      JUNE 30, 2000      JUNE 30, 1999
                                                           -----------------  -----------------  -----------------  ----------------
  CONSOLIDATED STATEMENT OF OPERATIONS DATA:

  Net sales...............................................           100%               100%               100%               100%
  Costs and expenses:
    Database and production costs.........................            33                 30                 32                 30
    Selling, general and administrative...................            52                 41                 50                 41
    Depreciation and amortization.........................            17                 10                 16                 10
    Non-cash stock compensation expense...................             2                 --                  2                 --
    Acquisition-related and restructuring charges.........             1                 --                  1                 --
                                                                --------           --------           --------           --------
       Total costs and expenses...........................           105                 81                101                 81
                                                                --------           --------           --------           --------
  Operating income (loss).................................            (5)                19                 (1)                19
  Other income (expense), net.............................            10                 (2)                 2                 (1)
                                                                --------           --------           --------           --------
  Income before income taxes and extraordinary item.......             5                 17                  1                 18
  Income taxes............................................             2                  7                  1                  7
                                                                --------           --------           --------           --------
  Income before extraordinary item........................             3                 10                  0                 11
  Extraordinary item, net of tax..........................            --                 --                 --                 --
                                                                --------           --------           --------           --------
  Net income..............................................             3%                10%                 0%                11%
                                                                ========           ========           ========           ========

  OTHER DATA:

       SALES BY SEGMENT:
                                                                                         (in thousands)
         Small business...................................      $  36,491          $  32,894          $  76,035          $  66,022
         Large business...................................         42,462             24,679             83,878             47,071
                                                                ---------          ---------          ---------          ---------
         Total............................................      $  78,953          $  57,573          $ 159,913          $ 113,093
                                                                =========          =========          =========          =========

       SALES BY SEGMENT AS A PERCENTAGE OF  NET SALES:

         Small business...................................            46%                57%                48%                58%
         Large business...................................            54                 43                 52                 42
                                                                --------           --------           --------           --------
         Total............................................           100%               100%               100%               100%
                                                                ========           ========           ========           ========

                                                                                     (dollars in thousands)
  Earnings before, interest, taxes, depreciation and
    amortization, (EBITDA), as adjusted (1)...............      $ 11,490           $ 16,697           $ 26,659           $ 33,705
                                                                ========           ========           ========           ========
  EBITDA, as adjusted, as a percentage of net sales.......            15%                29%                17%                30%
                                                                ========           ========           ========           ========

(1) "EBITDA, as adjusted" is defined as operating income (loss) adjusted to exclude depreciation, amortization of intangible assets and non-cash items such as non-cash stock compensation expense. EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service debt and of the Company's cash flows from operations excluding any non-cash items. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

Overview

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

    Since the beginning of 1999, operating costs have increased significantly due to the Company's execution of the planned expansion of certain Internet initiatives, including infoUSA.com, BusinessCreditUSA.com, VideoYellowPages.com and ListBazaar.com. Selling, general and administrative expenses have increased significantly, and to a lesser extent, database and production costs have increased moderately. For the quarter ended June 30, 2000, net sales for the four Internet divisions increased $3.3 million, or 87% from the same period in 1999, although total operating costs for the four Internet divisions increased $12.0 million or 601% from the same period in 1999. For the six months ended June 30, 2000, the Company's net sales for the four Internet divisions have increased $5.6 million or 76% from the same period in 1999, although total operating costs for the four Internet divisions have increased $20.1 million, or 634% from the same period in 1999. Marketing costs specific to the Internet initiatives represent the principal source for the increase.

    Quarter ended June 30, 2000 compared to quarter ended June 30, 1999 and six months ended June 30, 2000 compared to six months ended June 30, 1999

Net sales

    Net sales of the Company for the quarter ended June 30, 2000 were $79.0 million, an increase of 37% from $57.6 million for the same period of 1999. Net sales for the six months ended June 30, 2000 were $159.9 million, an increase of 41% for the same period of 1999 The increase in net sales is principally due to the acquisition of Donnelley in July 1999. The acquisitions of American Church Lists in March 2000 and idEXEC and Getko in May 2000 contributed to the increase, although the sales associated with these acquired entities were not significant.

      Net sales of the small business segment for the quarter ended June 30, 2000 were $36.5 million, an 11% increase from $32.9 million for the same period of 1999. Net sales of the small business segment for the six months ended June 30, 2000 were $76.0 million, a 15% increase from $66.0 million for the same period in 1999. The small business segment principally engages in the selling of sales lead generation and consumer CD-Rom products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet. The increase in the net sales of the small business segment is principally due to the acquisition of Donnelley in July 1999 and the related sale of Donnelley's consumer data by the segment although the amount can not be accurately quantified for reasons previously described in the section "Overview."

    Net sales of the large business segment for the quarter ended June 30, 2000 were $42.5 million, a 72% increase from $24.7 million for the same period of 1999. Net sales of the large business segment for the six months ended June 30, 2000 were $83.9 million, a 78% increase from $47.1 million for the same period in 1999. The large business segment principally engages in the selling of data processing services, marketing database licenses, database marketing solutions and list brokerage and list management services to large companies. This segment also includes the licensing of databases for Internet directory assistance services. Net sales of the large business segment increased due to the following: 1) acquisition of Donnelley effective July 1999, 2) increased sales of Internet-based database licenses, and 3) increased sales of marketing database licenses. A significant portion of the increase is attributable to the acquisition of Donnelley Marketing in July 1999 although the amount can not be accurately quantified for reasons previously described in the section "Overview." Net sales of Internet-based database licenses for the quarter ended June 30, 2000 were $5.5 million, an 86% increase from $3.0 million for the same period of 1999. For the six months ended June 30, 2000, net sales of Internet-based database licenses were $9.6 million, a 72% increase from $5.6 million for the same period in 1999. Since mid-1999, the Company has been successfully renewing and signing new Internet license agreements using a variable CPM model, no longer entering into Internet-based license agreements on a flat fee basis. Net sales of marketing database licenses for the quarter ended June 30, 2000 were $8.8 million, a 174% increase from $3.2 million for the same period of 1999. For the six months ended June 30, 2000, net sales of marketing database licenses were $17.5 million, a 274% increase from $4.7 million for the same period in 1999. The increase relates principally due to the addition of several significant license arrangements. The Company recorded net sales of data processing services of $19.5 million for the quarter ended June 30, 2000, compared to $13.6 million for the same period of 1999. For the six months ended June 30, 2000, net sales of data processing services were $41.4 million, compared to $28.1 million for the same period in 1999. The increase in net sales of data processing services is principally due to the acquisition of Donnelley in July 1999.

Database and production costs

    Database and production costs for the quarter ended June 30, 2000 were $25.7 million, or 33% of net sales, compared to $17.1 million, or 30% of net sales for the same period of 1999. For the six months ended June 30, 2000, database and production costs were $51.4 million, or 32% of net sales, compared to $33.3 million or 30% of net sales for the same period in 1999.

    The increase in database and production costs as a percentage of net sales is principally due to the acquisition of Donnelley in July 1999. Database and production costs as a percentage of net sales associated with the Donnelley operations are higher than database and production costs as a percentage of net sales associated with the remainder of the Company's operations.

    Additionally, the increase in database and production costs as a percentage of net sales is partially due to the execution of the Company's planned expansion related to various Internet initiatives. Database and production costs related to the various Internet divisions increased $1.1 million, or 1% of net sales, from the second quarter of 1999 to the second quarter of 2000, and $2.2 million, or 1% of net sales, for the six months ended June 30, 1999 to the six months ended June 30, 2000. The increase for the Internet divisions is due to additional information technology and data content costs.

Selling, general and administrative expenses

    Selling, general and administrative expenses for the quarter ended June 30, 2000 were $41.0 million, or 52% of net sales, compared to $23.8 million, or 41% of net sales for the same period of 1999. For the six months ended June 30, 2000, selling, general and administrative expenses were $79.7 million, or 50% of net sales, compared to $46.1 million, or 41% of net sales for the same period in 1999.

    The increase in selling, general and administrative expenses as a percentage of net sales is principally due to the Company's planned expansion related to various Internet initiatives. Selling, general and administrative expenses related to the various Internet divisions increased $8.6 million, or 11% of net sales, from the second quarter of 1999 to the second quarter of 2000, and $14.3 million or 9% of net sales, for the six months ended June 30, 1999 compared to the six months ended June 30, 2000. The increase for the Internet divisions is principally due to expanded marketing campaigns specific to these initiatives.

Depreciation and amortization expenses

    Depreciation and amortization expenses for the quarter ended June 30, 2000 were $13.6 million, or 17% of net sales, compared to $5.7 million, or 10% of net sales for the same period of 1999. For the six months ended June 30, 2000, depreciation and amortization expenses were $26.0 million, or 16% of net sales, compared to $11.7 million or 10% of net sales for the same period in 1999. The increase in depreciation and amortization expenses is principally due to the acquisition of Donnelley in July 1999.

Non cash stock compensation expense

   During the quarter ended June 30, 2000, the Company recorded a non-cash charge of $1.7 million, or 2% of net sales, related to the issuance of stock options for infoUSA.com, a subsidiary of the Company. For the six months ended June 30, 2000, the Company recorded a charge of $2.9 million, or 2% of net sales, related to these stock options. The charge was recorded as an addition to paid-in-capital.

Acquisition costs

    During the quarter ended June 30, 2000, the Company recorded charges totaling $821 thousand, or 1% of net sales, principally related to the Company's acquisition of American Church Lists, idEXEC and Getko, representing costs to integrate these acquired operations into the Company's existing operations. Also, the Company recorded additional charges associated with the Company's bid to acquire the consumer database division of R.L. Polk. This entity was subsequently acquired by Equifax. For the six months ended June 30, 2000, the Company recorded acquisition costs of $2.2 million, including $821 thousand of costs described above and $1.4 million associated with the Company's bid to acquire the consumer database division of R.L. Polk.

Operating income (loss)

    Including the factors previously described, the Company had an operating loss of $3.8 million, or (5)% of net sales for the quarter ended June 30, 2000, compared to operating income of $11.0 million, or 19% of net sales for the same period in 1999. For the six months ended June 30, 2000, the Company had an operating loss of $2.2 million, or (1)% of net sales, compared to operating income of $22.0 million or 19% of net sales for the same period in 1999.

    Operating income for the small business segment for the quarter ended June 30, 2000 was $6.5 million, or 18% of net sales, as compared to $15.0 million, or 45% of net sales for the same period in 1999. For the six months ended June 30, 2000, operating income for the small business segment was $19.9 million, or 26% of net sales, compared to operating income of $31.6 million or 48% of net sales for the same period in 1999. The decrease in operating income as a percentage of net sales is principally due to the Company's execution of the planned expansion related to various Internet initiatives. Principally all costs related to the Internet divisions are included in the small business segment. See the sections "Overview," "Selling, general and administrative expenses" and "database and production costs" for additional information describing the Internet divisions and the effects on the results of operations.

    Operating income for the large business segment for the quarter ended June 30, 2000 was $21.5 million, or 51% of net sales, as compared to $11.9 million, or 48% of net sales for the same period in 1999. For the six months ended June 30, 2000, operating income for the large business segment was $40.1 million, or 48% of net sales, compared to $22.2 million, or 47% of net sales for the same period in 1999. The increase in operating income as a percentage of net sales directly relates to the overall increase in sales of marketing database licenses and Internet-based database licenses, as the cost margins associated with these products are lower than the cost margins associated with the remainder of the large business segment's products.

Other income (expense), net

    Other income (expense), net was $7.4 million, or 10% of net sales, and $(1.2) million, or (2)% of net sales, for the quarters ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, other income (expense), net was $3.5 million, or 2% of net sales, compared to $(1.9) million or (1)% for the same period in 1999. Other income (expense) is comprised of interest expense, investment income, minority interest in subsidiary and other income or expense items which do not represent components of operating income (expense) of the Company.

    Interest expense was $6.5 million and $2.9 million for the quarters ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, interest expense was $13.3 million compared to $6.0 million for the same period in 1999. The increase in interest expense is principally the result of the addition of the Deutsche Bank Credit Facilities used to finance the acquisition of Donnelley in July 1999.

    Investment income was $0.2 million and $1.7 million for the quarters ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, investment income was $0.4 million compared to $4.2 million for the same period in 1999. The Company recorded realized gains on the sale of marketable securities totaling $1.3 million for the quarter ended June 30, 2000 and $3.4 million for the six months ended June 30, 1999.

    During the quarter ended June 30, 2000, infoUSA.com, a subsidiary of the Company, completed additional venture capital financing. As a result of the issuance of stock of this subsidiary, the Company recorded a gain of $12.2 million on the transaction. For the six months ended June 30, 2000, the Company recorded a gain of $14.6 million on the issuance of stock of this subsidiary. The issuance of subsidiary stock to outside investors has allowed the Company to continue to execute its planned expansion related to infoUSA.com as an online provider of white and yellow page directory assistance and an internet destination for sales and marketing tools and information. The issuance of stock has allowed the Company to continue the expansion without effecting working capital of existing operations. The Company may continue to issue additional stock to outside investors, although there can be no assurances that the Company will issue additional stock and is dependent upon the results of operations related to infoUSA.com and its planned expansion.

    Minority interest in subsidiary of $1.4 million for the quarter ended June 30, 2000 and $1.7 million for the six month period ended June 30, 2000, represents the unaffiliated investors' share of infoUSA.com's net loss for the period then ended.

Income taxes

    A provision for income taxes of $1.4 million and $4.1 million was recorded for the quarters ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, a provision for income taxes of $0.8 million was recorded compared to $8.2 million recorded for the same period in 1999. The gain the Company recorded on the issuance of subsidiary stock is not subject to income tax expense. The provisions for these periods also reflect the inclusion of amortization of certain intangibles in taxable income not deductible for tax purposes. The provisions for the periods beginning January 1, 2000 do not include the net losses associated with infoUSA.com, as this entity is not included in the Company's consolidated federal income tax return from this date forward.

Extraordinary item, net of tax

    During the six months ended June 30, 1999, the Company repurchased $9.0 million of its 9 1/2% Senior Subordinated Notes (the "Notes"). In connection with the repurchase of the Notes, the Company recorded a gain of $0.1 million, net of deferred financing costs of $0.4 million written-off in proportion to the face amount of Notes purchased and retired.

EBITDA, as adjusted

    Excluding the non-cash stock compensation expense previously described, the Company's EBITDA, as adjusted, was $11.5 million, or 15% of net sales for the quarter ended June 30, 2000, and $16.7 million, or 29% of net sales for the same period in 1999. For the six months ended June 30, 2000, EBITDA, as adjusted, was $26.7 million, or 17% of net sales, compared to $33.7 million or 30% of net sales for the same period in 1999.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin no. 101 (SAB 101) which summarizes certain of the staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB 101 for the Company is the quarter ended December 31, 2000. The Company continues to evaluate the impact that SAB 101 will have on the timing of revenue recognition in future periods.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2000, the Company's principal source of liquidity included cash and cash equivalents of $24.7 million. The Company's subsidiary, infoUSA.com, principally held this cash which is restricted for use by this subsidiary. Proceeds on the issuance of subsidiary stock totaled $22.8 million for the six months ended June 30, 2000. As of June 30, 2000, the Company had working capital of $43.8 million, although the Company is restricted to the access of working capital of its subsidiary, infoUSA.com.

    During 1999 in conjunction with the acquisition of Donnelley, the Company negotiated a credit arrangement which includes a Revolving Credit Facility of $30.0 million. As of June 30, 2000, the Company had no borrowings under the Revolving Credit Facility, with the exception of one outstanding letter of credit in the amount of $8.0 million reducing the availability under the Revolving Credit Facility to $22.0 million.

    Net cash provided by operating activities during the six months ended June 30, 2000, totaled $27.1 million compared to $17.6 million during the same period of 1999. The increase is principally the result of the receipt of $14.0 million during 2000 which represented a customer prepayment on a long-term data license arrangement.

    During the six months ended June 30, 2000, the Company spent $6.5 million for additions of property and equipment and $7.0 million related to internal software development costs.

    During the six months ended June 30, 2000, the Company spent $8.6 million for the acquisitions of businesses. The Company acquired American Church Lists in March 2000 for $2.0 million, Getko in May 2000 for $1.6 million and idEXEC in May 2000 for $5.0 million in cash.

    During the six months ended June 30, 2000, the Company received cash proceeds of $22.8 million on the issuance of stock in its subsidiary infoUSA.com and $4.2 million from the exercise of stock options.

    The Company made repayments on long-term debt totaling $17.0 million during the six months ended June 30, 2000.

    Deferred revenue at June 30, 2000 of $12.0 million represent a customer prepayment on a long-term data license arrangement.

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

    The business and consumer marketing information industry in which we operate is highly competitive. Intense competition could harm us by causing, among other things, price reductions, reduced gross margins, and loss of market share. Our competition includes:

    o In consumer sales lead generation products, Acxiom, Experian (a subsidiary of Great Universal Stores, P.L.C. ("GUS")) and Equifax, both directly and through reseller networks.

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

    As of June 30, 2000, we had total indebtedness of approximately $261.4 million, including $106.0 million of Notes under an indenture (the "Indenture") and $139.8 million under a $195 million Senior Secured Credit Agreement. Substantially all of our assets are pledged as security under the terms of the Credit Agreement. The indebtedness under the Credit Agreement was incurred in connection with our acquisition of Donnelley Marketing in 1999. Our ability to pay principal and interest on the Notes issued under the Indenture and the indebtedness under the Credit Agreement and to satisfy our other debt obligations will depend upon our future operating performance. Our performance will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. The future availability of revolving credit under the Credit Agreement will depend on, among other things, our ability to meet certain specified financial ratios and maintenance tests. We expect that our operating cash flow should be sufficient to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due. If we are unable to service our indebtedness, however, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the Notes issued under the Indenture and the Credit Agreement) or seeking additional equity capital. We may not be able to obtain any such remedies on terms that are favorable or satisfactory to us, if at all.

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

                                  infoUSA INC.
                                    FORM 10-Q

                              FOR THE QUARTER ENDED

                                  JUNE 30, 2000

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

           4.1 Third Amendment dated April 12, 2000 to Credit Agreement by and among the Company, various lenders (as defined therein) and Bankers Trust Company, filed herewith

           4.2 Fourth Amendment dated June 8, 2000 to Credit Agreement by and among the Company, various lenders (as defined therein) and Bankers Trust Company, filed herewith

           10.1 Employment Agreement dated May 9, 2000 between the Company and Stormy L. Dean, filed herewith

           27    Financial Data Schedule, filed herewith


  (b) Report on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended June 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       infoUSA INC.

Date:  August 11, 2000                 /s/ STORMY L. DEAN
                                       -----------------------------------------
                                       Stormy L. Dean, Chief Financial Officer
                                       (principal financial officer)

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                              DESCRIPTION
 ---------                            -----------
    4.1      Third Amendment dated April 12, 2000 to Credit Agreement by and among the Company, various lenders (as defined therein) and Bankers
             Trust Company, filed herewith

    4.2 Fourth Amendment dated June 8, 2000 to Credit Agreement by and among the Company, various lenders (as defined therein) and Bankers
             Trust Company, filed herewith

    10.1     Employment Agreement dated May 9, 2000 between the Company and
             Stormy L. Dean, filed herewith

    27       Financial Data Schedule, filed herewith