Form 10-K/A
period 1999-12-31
INFOUSA INC
filed 2000-09-29
CIK 879437

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

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
                                [NO FEE REQUIRED]
               FOR THE TRANSITION PERIOD FROM          TO
                                             ---------   ---------
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

================================================================================

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

    The Company has experienced an increase in length of time that sales are outstanding before collection compared to historical data, due to the recent acquisition of Donnelly Marketing. A significant portion of Donnelly Marketing sales include payment terms that are generally more extended than the Company's pre-Donnelly Marketing acquisition customer base.

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

                                                                                                                 TRANSACTION
                                                             PRINCIPAL           TYPE OF                            VALUE
          ACQUIRED COMPANY              KEY ASSET        BUSINESS SEGMENT      ACQUISITION      DATE ACQUIRED  (IN MILLIONS)(1)
        -------------------             ---------        ----------------      -----------      -------------  ----------------
        Digital Directory
          Assistance.......    Consumer CD-Rom Products  Small business    Asset purchase       August 1996        $   17
        County Data
          Corporation......    New Businesses Database   Small business    Pooling-of-interest  November 1996      $   11
        Marketing Data
          Systems..........    Data Processing Services  Large business    Asset purchase       November 1996      $    3
        BJ Hunter..........    Canadian Business         Small business    Stock purchase       December 1996      $    3
                               Database
        Database America
          Companies........    Consumer Database and     Large business    Stock purchase       February 1997      $  105
                               Data Processing
                               Services
        Pro CD.............    Consumer CD-Rom Products  Small business    Asset purchase       August 1997        $   18
        Walter Karl........    Data Processing and List  Large business    Stock purchase       March 1998         $   18
                               Management Services
        JAMI Marketing.....    List Management Services  Large business    Asset purchase       June 1998          $   13
        Contacts Target
          Marketing........    Canadian Business         Small business    Asset purchase       July 1998          $    1
                               Database
        Donnelley Marketing    Consumer Database and     Large business    Stock purchase       July 1999          $  200
                               Data Processing
                               Services

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

    Associated with the acquisitions previously described, the Company has recorded amortization expense on goodwill and other intangibles as summarized in the following table (amounts in thousands):

                   FISCAL YEAR                    AMOUNT
                   -----------                   --------
                   1995.................         $  1,248
                   1996.................            1,312
                   1997.................           27,661
                   1998.................           18,147
                   1999.................           22,237

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

                                                               YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                              1999      1998      1997
                                                             ------    ------    ------
      CONSOLIDATED STATEMENT OF OPERATIONS DATA:
      Net sales.........................................        100%      100%      100%
      Costs and expenses:
        Database and production costs...................         30        29        29
        Selling, general and administrative.............         42        51        41
        Depreciation and amortization...................         13        12        18
        Provision for litigation settlement.............        --          2        --
        Impairment of assets............................          2       --         --
        Acquisition costs...............................          2         1         1
        In-process research and development.............        --          2        28
        Restructuring charges...........................        --          1        --
                                                             ------    ------    ------
                Total costs and expenses................         88        98       117
                                                             ------    ------    ------
      Operating income (loss)...........................         12         2       (17)
      Other income, net.................................          2         2        --
                                                             ------    ------    ------
      Income (loss) before income taxes and  extraordinary       14         4       (17)
      item..............................................

      Income taxes......................................          5         3         4
                                                             ------    ------    ------
      Income (loss) before extraordinary item...........          9         1       (21)
      Extraordinary item, net of tax....................        --        --         --
                                                             ------    ------    ------
      Net income (loss).................................          9%        1%      (21)%
                                                             ======    ======    ======
      EBITDA, as adjusted(1)............................         27%       15%       29%
                                                             ======    ======    ======
      OTHER DATA:
      SALES BY SEGMENT:
        Small business..................................     $130.1    $130.0    $116.3
        Large business..................................      136.0      98.7      77.0
                                                             ------    ------    ------
                Total...................................     $266.1    $228.7    $193.3
                                                             ======    ======    ======
      SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
        Small business..................................         49%       57%       60%
        Large business..................................         51        43        40
                                                             ------    ------    ------
                Total...................................        100%      100%      100%
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

    Net sales of the large business segment for 1999 were $136.0 million, a 38% increase from $98.7 million for 1998. The Company recorded net sales of data processing services of $74.8 million during 1999, compared to $62.3 million during 1998. Net sales of Internet-based database licenses were $12.5 million, a 59% increase from $7.8 million for 1998. Since mid-1999, the Company has been successfully renewing and signing new Internet license agreements using a variable CPM model, no longer entering into license agreements on a flat fee basis. The increase in net sales for the large business segment and in data processing services is principally due to the following factors: 1) an increase in sales of Internet-based database licenses accounted for $4.7 million of the increase, 2) increased sales of data processing services by the Company's National Accounts sale force accounted for $7.1 million of the increase, and 3) the remainder of the increase is attributed to the acquisition of Donnelley effective July 1999, although the amount can not be accurately quantified for the reason that Donnelly products or features were combined with existing products or features. During late 1998, a significant data processing services customer notified the Company that it intended to perform the same processing in-house. The customer represented 6% of total net sales during 1998. In early 1999, the customer transferred a significant portion of the business in-house. The overall increase in the large business segment net sales was partially offset by the loss of this customer.

Database and production costs

    Database and production costs for 1999 were $78.8 million, or 30% of net sales, compared to $66.3 million, or 29% of net sales for 1998. Since 1996, database and production costs have increased as a percentage of net sales as a result of higher cost margins associated with data processing services, CD-Rom production, and list brokerage services. To the extent that data processing and list brokerage services constitute a greater percentage of net sales, the Company expects database and production costs to increase as a percentage of net sales. Factors contributing to the increase in database and production costs as a percentage of net sales include: 1) an overall increase in list brokerage and data processing services sales due to the acquisitions of Walter Karl and JAMI Marketing during 1998, and 2) the acquisition of Donnelley in July 1999 which internally has significant sales of data processing services. The overall increase in database and production costs of 2% was offset by a decrease in the cost of production of consumer CD-Rom titles of $2.6 million, representing a decrease of 1%. Selling, general and administrative expenses

    Selling, general and administrative expenses for 1999 were $110.7 million, or 42% of net sales, compared to $117.7 million, or 51% of net sales for 1998. The decrease in selling, general and administrative expenses for 1999 from 1998, represented as a percentage of net sales, is partially the result of the following items recorded during 1998: 1) increase in estimates for reserves for bad debts of $3.5 million, 2) increase in estimates for reserves related to price protection and cooperative advertising for consumer CD-Rom products of $5.3 million, 3) decrease in estimated benefit period related to deferred advertising costs of $2.7 million, and 4) $0.6 million related to executive severance costs.

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

    Small business segment - Operating income for the small business segment for 1999 was $59.3 million, or 46% of net sales, as compared to $54.7 million, or 42% of net sales for 1998. The increase in operating income as a percentage of net sales of 4% directly relates to certain costs incurred during 1998 which were not incurred during 1999, including: 1) an increase in the estimated reserves for bad debts of $3.5 million, 2) an increase in the estimates for reserves for consumer CD-Rom products of $5.3 million, and 3) a charge of $2.7 million related to the change in estimated lives for deferred advertising costs. These adjustments principally related to the small business segment. The incremental costs incurred during 1998 described above were offset by cost reductions performed by the Company during 1998. During late 1998, the Company enacted certain cost reduction measures described in selling, general and administrative expenses. Specifically, the Company reduced staffing for this segment by approximately 175 staff. The staffing reduction caused no material deterioration in sales, improving profitability of this segment.

    Large business segment - Operating income for the large business segment for 1999 was $55.9 million, or 41% of net sales, as compared to $39.7 million, or 40% of net sales for 1998. The increase in operating income as a percentage of net sales of 1% directly relates to the cost reduction measures described in selling, general and administrative expenses. Specifically, the Company reduced staffing for this segment by approximately 70 staff. The staffing reduction caused no material deterioration in sales, improving profitability of this segment.

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

    Research and Development costs of each Walter Karl project are directly proportional to the amount of labor (i.e. technicians and engineers) required to complete the project. It is estimated that the average annual cost per technical worker at Walter Karl is

$47,507. As a result, the R&D incurred on each project prior to the acquisition and the total amount of research and development cost estimated to complete each project are listed below.

                                                      R&D Costs        R&D Costs
                                                    Prior to the     Expected Post
                          IPR&D Project              Acquisition      Acquisition      Total R&D Costs
                          -------------             ------------     -------------     ---------------
                Internet F/E to M204                   $11,877          $23,754            $35,631
                M204 Shipping Interface                $23,754          $11,877            $35,631
                List Brokerage & Mgt. Order            $23,754          $47,507            $71,261
                Global Database Update                  $4,751          $23,754            $28,504
                ArandalSystem Postal/InkJet            $11,877          $23,754            $35,630
                Paul Fredrick                          $35,630          $23,754            $59,384
                Chilean Database                        $4,751          $23,754            $28,504
                Datacard System                        $47,507           $9,501            $57,008
                InkJet Utilities                       $23,754           $9,501            $33,255
                Flowers Response Analysis                $4751           $4,751             $9,501
                Data Entry System                      $23,754           $4,751            $28,504
                              Total                   $228,034         $206,655           $434,689

    A description of the stage of completion as well as the methodology employed is listed below for each IPR&D project related to Walter Karl; the stage of completion of each project was determined by examining the ratio of R&D expenses as of the acquisition date to total R&D costs (incurred and projected).

                                                                   SCHEDULED BETA TEST
                IPR&D PROJECTS            STAGE OF COMPLETION             DATE
                --------------            -------------------      -------------------
          Internet F/E to M204.......     Middle of the Design            June 1998
                                                   Phase
          M204 Shipping Interface....           Design Phase         Unknown - Delayed
          List Brokerage & Mgt. Order       Early Design Phase         December 1998
          Global Database Update.....       Early Design Phase          August 1998
          ArandalSystem Postal/InkJet           Design Phase         Unknown - Delayed
          Paul Fredrick..............           Design Phase         Unknown - Delayed
          Chilean Database...........           Design Phase           October 1998
          Datacard System............           Design Phase            April 1998
          InkJet Utilities...........    Late Stages of Design           May 1998
                                                    Phase
          Flowers Response analysis..    Late Stages of Design          April 1998
                                                    Phase
          Data Entry System..........    Late Stages of Design          April 1998
                                                    Phase

    The stage of completion for each project was determined by using the formula: person years completed on R&D/Total person years of R&D effort. Below is a chart outlining the stage of completion for each project.

                                                   R&D PERSON YEARS
                                                    COMPLETED AS OF   PERSON YEARS    TOTAL R&D    PERCENTAGE OF
                           IPR&D PROJECT            VALUATION DATE      REMAINING   PERSON YEARS    COMPLETION
                           -------------           ----------------   ------------  ------------   -------------
                    Internet F/E to M204......            .25               .50           .75           33%
                    M204 Shipping Interface...            .50               .25           .75           67%
                    List Brokerage & Mgt. Order           .50               1.0           1.5           33%
                    Global Database Update....            .10               .50           .60           17%
                    ArandalSystem Postal/InkJet           .25               .50           .75           33%
                    Paul Fredrick.............            .75               .50          1.25           60%
                    Chilean Database..........            .10               .50           .60           17%
                    Datacard System...........            1.0               .20           1.2           83%
                    InkJet Utilities..........            .50               .20           .70           71%
                    Flowers Response Analysis.            .10               .10           .20           50%
                    Data Entry System.........            .50               .10           .60           83%
                              Total...........           4.80              4.35          9.15           52%

    In regards to Walter Karl, product and market risks for each project are outlined in the following table:

               IPR & D PROJECT             PROJECT RISK    PRODUCT RISK   MARKET RISK
               ---------------             ------------    ------------   -----------
         Internet F/E to M204..........         Low            Low           Medium
         M204 Shipping Interface.......    Low to Medium  Low to Medium       Low
         List Brokerage & Mgt. Order...         Low            Low           Medium
         Global Database Update........       Medium           Low            High
         ArandalSystem Postal/InkJet...       Medium           Low            High
         Paul Fredrick.................    Low to Medium       Low            High
         Chilean Database..............       Medium           Low            High
         Datacard System...............         Low       Low to Medium       Low
         InkJet Utilities..............         Low            Low           Medium
         Flowers Response Analysis.....         Low            Low            High
         Data Entry System.............         Low            Low            Low

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

         The Company obtained independent valuations of the purchased IPR&D. The income valuation approach was used to determine the fair value of the IPR&D projects acquired from DBA and Pro CD. Under the income approach, the fair value reflects the present value of the projected cash flow that will be generated by the IPR&D projects if successfully completed. The income approach focuses on the income producing capability of the acquired IPR&D, which the Company believes represents the present value of the future economic benefits expected to be potentially derived from these projects. As of the valuation dates, the acquired IPR&D projects had not demonstrated technological nor economic feasibility. As a result, the attainability of the income projections is subject to three risk factors: project risk, product risk, and market risk. Project risk reflects the degree to which the project can be feasibly completed and will perform upon its completion in the manner specified. Project risk is dependent upon the development phase of the project as of the acquisition date. Under this premise, the closer the project is to completion, the more likely that the project will reach a successful conclusion. Product risk refers to the concept that these products will be able to produce commercially viable products and services. This factor can be assessed based upon past management experience in the development of new products or services and success of those past ventures. Whether the development required a significant technological or process change was also considered. For a product or service which is similar to other products or services, the risk factor associated is low. Market risk refers to the concept that these products will be demanded by the market upon their completion. Market risk is based upon information that indicates the degree to which the market will demand a product or service that provides the functionality specified. Without the successful completion of the remaining development efforts, the end result would be to fail to introduce new products. A discount ranging from 24% to 30% was applied to reflect these risks associated with the projected cash flow to be generated by the acquired IPR&D projects. The stage of completion of the projects is not used in the determination of the value of IPR&D under a discounted cash flow approach. In applying the income approach, management's projections of the revenue and expenses the technologies were expected to generate were modeled. The earnings before interest and taxes (EBIT) was computed and tax-affected to estimate debt free net income. Debt free net income was subsequently decreased by changes in working capital and reduced by an appropriate rate of return on assets (assets utilized to achieve the respective cash flows). The computation yielded debt free cash flow available for distribution to debt and equity holders. The debt free cash flow streams for each technology or product was discounted to the present value based on the rate of return an investor would require for a project with a risk profile similar to DBA. Where appropriate, a terminal value was determined using a multiple or factor applied to the last year's projected revenue or EBITDA. The same discount rate applied to the debt free cash flow stream was also applied to the terminal value to arrive at the present value. This amount was then added to the present value of the debt fee cash flow stream to determine the total value of the technology.

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

    The issuance of subsidiary stock to outside investors has allowed the Company to continue to execute its planned expansion related to infoUSA.com as an online provider of white and yellow page directory assistance and an Internet destination for sales and marketing tools and information. The issuance of stock has allowed the Company to continue the expansion without affecting working capital of existing operations. The Company may continue to issue additional stock to outside investors, although there can be no assurances that the Company will issue additional stock and such issuance is dependent upon the results of operations related to infoUSA.com and its planned expansion.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of the Report:

        1. Financial Statements. The following Consolidated Financial Statements of infoUSA Inc. and Subsidiaries and Report of Independent Accountants are included at pages F-1 through F-25 of this Form 10-K:

             DESCRIPTION                                             PAGE NO.
             -----------                                             --------
             Independent Auditors' Reports.......................    F-2, F-3
             Consolidated Balance Sheets as of December 31, 1999
             and 1998............................................    F-4
             Consolidated Statements of Operations for the Year
             Ended December 31, 1999, 1998, and 1997.............    F-5
             Consolidated Statements of Stockholders' Equity for
             the Years Ended December 31, 1999, 1998, and 1997...    F-6
             Consolidated Statements of Cash Flows for the Years
             Ended December 31, 1999, 1998, and 1997.............    F-7
             Notes to Consolidated Financial Statements..........    F-8

        2. Financial Statement Schedule. The following consolidated financial statement schedule of infoUSA Inc. and Subsidiaries for the years ended December 31, 1999, 1998, and 1997 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements.

                                DESCRIPTION                       PAGE NO.
                                -----------                       --------
             Schedule II Valuation and Qualifying Accounts.....     S-1

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

         4.9 *  -- First Amendment dated October 29, 1999 and Second
                   Amendment dated December 15, 1999 to Credit Agreement by and among the Company, various Lenders (as defined therein) and Bankers Trust Company, filed herewith.

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

        10.4 *  -- Employment Agreement dated July 5, 1999 between the
                   Company and Susan Henricks, filed herewith.

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

        21.1 *  -- Subsidiaries and State of Incorporation, filed
                   herewith.

        23.1    -- Consent of Independent Accountants, filed herewith.

        23.2    -- Consent of Independent Accountants, filed herewith.

        24.1 *  -- Power of Attorney, filed herewith.

         27.1 *  -- Financial Data Schedule, filed herewith.

    * Previously filed

    (b) Reports on Form 8-K:

    On October 6, 1999, the Company filed a Current Report on Form 8-K/A dated July 23, 1999, pursuant to Item 7 of that form, to report required pro forma and audited financial information related to the acquisition of Donnelley Marketing effective July 1, 1999.

                          infoUSA INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                      -----------
              infoUSA Inc. and Subsidiaries:
              Independent Auditors' Reports.......................    F-2, F-3
              Consolidated Balance Sheets as of December 31, 1999
              and 1998............................................    F-4
              Consolidated Statements of Operations for the Years
              Ended December 31, 1999, 1998 and 1997..............    F-5
              Consolidated Statements of Stockholders' Equity for
              the Years Ended December 31, 1999, 1998 and 1997....    F-6
              Consolidated Statements of Cash Flows for the Years
              Ended December 31, 1999, 1998 and 1997..............    F-7
              Notes to Consolidated Financial Statements..........    F-8 to F-22
              Schedule II -- Valuation and Qualifying Accounts....    S-1

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


                                  /s/ KPMG LLP
                                  ---------------------
                                  KPMG LLP

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



                             /s/ PRICEWATERHOUSECOOPERS LLP
                             ---------------------------------
                             COOPERS & LYBRAND L.L.P.

Omaha, Nebraska
January 23, 1998
                          infoUSA INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                        ASSETS                  DECEMBER 31, DECEMBER 31,
                                                                   1999          1998
                                                                ------------ ------------
Current assets:
  Cash and cash equivalents ..................................   $  10,846    $  29,603
  Marketable securities ......................................          70       20,620
  Trade accounts receivable, net of allowances of $7,068 and
     $7,289, respectively ....................................      65,812       40,126
  List brokerage trade accounts receivable ...................      16,734       17,831
  Income taxes receivable ....................................          --        3,387
  Prepaid expenses ...........................................       2,973        2,371
  Deferred marketing costs ...................................       2,957        4,365
                                                                 ---------    ---------
          Total current assets ...............................      99,392      118,303
                                                                 ---------    ---------
Property and equipment, net ..................................      53,569       40,264
Intangible assets, net .......................................     315,889      109,378
Other assets .................................................       4,494        2,828
                                                                 ---------    ---------
                                                                 $ 473,344    $ 270,773
                                                                 =========    =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ..........................   $   9,885    $   1,580
  Accounts payable ...........................................       8,370        7,226
  List brokerage trade accounts payable ......................      16,375       18,847
  Accrued payroll expenses ...................................       5,767        2,830
  Accrued expenses ...........................................       6,579       12,465
  Income taxes payable .......................................       3,699           --
  Deferred revenue ...........................................       7,556        4,534
  Deferred income taxes ......................................         262          664
                                                                 ---------    ---------
          Total current liabilities ..........................      58,493       48,146
                                                                 ---------    ---------
Long-term debt, net of current portion .......................     267,637      126,679
Deferred income taxes ........................................      35,319        7,701
Minority interest ............................................       1,084           --
Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000
     shares; none issued or outstanding ......................          --           --
  Common stock, $.0025 par value. Authorized 295,000,000
     shares; 50,719,548 shares issued and 49,390,058 shares
     outstanding at December 31, 1999 and 49,544,750 shares
     issued and 49,236,750 outstanding at December 31,
     1998 ....................................................         127          124
  Paid-in capital ............................................      82,025       72,476
  Retained earnings ..........................................      38,470       15,284
  Treasury stock, at cost, 1,329,490 shares held at December
     31, 1999 and 308,000 shares held at December 31,
     1998 ....................................................      (9,170)      (2,951)
  Accumulated other comprehensive income (loss) ..............        (641)       3,314
                                                                 ---------    ---------
          Total stockholders' equity .........................     110,811       88,247
Commitments and contingencies
                                                                 ---------    ---------
                                                                 $ 473,344    $ 270,773
                                                                 =========    =========

          See accompanying notes to consolidated financial statements.

                         infoUSA INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    FOR THE YEARS ENDED
                                           --------------------------------------
                                           DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                               1999        1998          1997
                                           ------------ ------------ ------------
Net sales ...............................   $ 266,073    $ 228,678    $ 193,327
                                            ---------    ---------    ---------
Costs and expenses:
  Database and production costs .........      78,760       66,319       55,090
  Selling, general and administrative ...     110,740      117,724       80,203
  Depreciation and amortization .........      35,109       27,472       34,415
  Provision for litigation settlement ...          --        4,500           --
  Impairment of assets ..................       5,599           --           --
  Acquisition costs .....................       4,166        3,643        2,598
  In-process research and development ...          --        3,834       53,500
  Restructuring charges .................          --        2,616           --
                                            ---------    ---------    ---------
                                              234,374      226,108      225,806
                                            ---------    ---------    ---------
Operating income (loss) .................      31,699        2,570      (32,479)
Other income (expense):
  Investment income .....................      14,196       16,628        3,748
  Interest expense ......................     (18,579)      (9,160)      (4,098)
  Gain on issuance of subsidiary stock ..       8,886           --           --
  Other .................................          --       (2,000)          --
                                            ---------    ---------    ---------
Income (loss) before income taxes and
  extraordinary item ....................      36,202        8,038      (32,829)
Income taxes ............................      13,144        5,880        6,987
                                            ---------    ---------    ---------
Income (loss) before extraordinary items       23,058        2,158      (39,816)
Extraordinary item, net of tax ..........         128           --           --
                                            ---------    ---------    ---------
Net income (loss) .......................   $  23,186    $   2,158    $ (39,816)
                                            =========    =========    =========
BASIC EARNINGS PER SHARE:
  Income (loss) before extraordinary item   $    0.48    $    0.04    $   (0.82)
  Extraordinary item ....................          --           --           --
                                            ---------    ---------    ---------
Net income (loss) .......................   $    0.48    $    0.04    $   (0.82)
                                            =========    =========    =========
Weighted average shares outstanding .....      48,470       49,314       48,432
                                            =========    =========    =========
DILUTED EARNINGS PER SHARE:
  Income (loss) before extraordinary item   $    0.48    $    0.04    $   (0.82)
  Extraordinary item ....................          --           --           --
                                            ---------    ---------    ---------
Net income (loss) .......................   $    0.48    $    0.04    $   (0.82)
                                            =========    =========    =========
Weighted average shares outstanding .....      48,613       50,215       48,432
                                            =========    =========    =========

          See accompanying notes to consolidated financial statements.

                          INFOUSA INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             ACCUMULATED
                                                                                               OTHER         TOTAL
                                            COMMON      PAID-IN     RETAINED     TREASURY   COMPREHENSIVE STOCKHOLDERS'
                                             STOCK      CAPITAL     EARNINGS       STOCK    INCOME (LOSS)    EQUITY
                                           ---------   ---------    ---------    ---------  ------------- -------------

Balances, December 31, 1996 ............   $      55   $  37,268    $  52,942    $  (2,281)   $    (379)   $  87,605
  Comprehensive loss:
    Net loss ...........................          --          --      (39,816)          --           --      (39,816)
    Change in unrealized gain, net of
      tax ..............................          --          --           --           --          592          592
                                           ---------   ---------    ---------    ---------    ---------    ---------
        Total comprehensive loss .......          --          --           --           --           --      (39,224)
                                           ---------   ---------    ---------    ---------    ---------    ---------
  Issuance of 4,718,744 shares of common
    stock ..............................           7      31,261           --           --           --       31,268
  2 for 1 stock dividend ...............          61         (61)          --           --           --           --
  Tax benefit related to employee stock
    options ............................          --         587           --           --           --          587
                                           ---------   ---------    ---------    ---------    ---------    ---------
Balances, December 31, 1997 ............         123      69,055       13,126       (2,281)         213       80,236
  Comprehensive income:
    Net income .........................          --          --        2,158           --           --        2,158
    Change in unrealized gain, net of
      tax ..............................          --          --           --           --        3,101        3,101
                                           ---------   ---------    ---------    ---------    ---------    ---------
        Total comprehensive income .....          --          --           --           --           --        5,259
                                           ---------   ---------    ---------    ---------    ---------    ---------
  Issuance of 459,086 shares of common
    stock ..............................           1       3,020           --           --           --        3,021
  Tax benefit related to employee stock
    options ............................          --         401           --           --           --          401
  Acquisition of treasury stock ........          --          --           --         (670)          --         (670)
                                           ---------   ---------    ---------    ---------    ---------    ---------
Balances, December 31, 1998 ............         124      72,476       15,284       (2,951)       3,314       88,247
  Comprehensive income:
    Net income .........................          --          --       23,186           --           --       23,186
    Foreign currency translation
      adjustments ......................          --          --           --           --         (641)        (641)
    Change in unrealized gain, net of
      tax ..............................          --          --           --           --       (3,314)      (3,314)
                                           ---------   ---------    ---------    ---------    ---------    ---------
        Total comprehensive income .....          --          --           --           --           --       19,231
                                           ---------   ---------    ---------    ---------    ---------    ---------
  Issuance of 1,096,288 shares of common
    stock ..............................           3       7,771           --           --           --        7,774
  Issuance of 78,510 shares of treasury
    stock for Company's match of 401(k)
    plan contribution ..................          --         160           --          334           --          494
  Tax benefit related to employee stock
    options ............................          --       1,618           --           --           --        1,618
  Acquisition of treasury stock ........          --          --           --       (6,553)          --       (6,553)
                                           ---------   ---------    ---------    ---------    ---------    ---------
Balances, December 31, 1999 ............   $     127   $  82,025    $  38,470    $  (9,170)   $    (641)   $ 110,811
                                           =========   =========    =========    =========    =========    =========

          See accompanying notes to consolidated financial statements.

                         infoUSA INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED
                                                     --------------------------------------
                                                     DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                                        1999          1998        1997
                                                     ------------ ------------ ------------
Cash flows from operating activities:
  Net income (loss) ...............................   $  23,186    $   2,158    $ (39,816)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization .................      35,109       27,472       34,415
    Amortization of deferred financing fees .......       1,362           --           --
    Deferred income taxes .........................      (2,528)      (1,019)      (2,787)
    Net realized gains on sale of marketable
      securities and other investments ............     (12,920)     (15,511)      (2,560)
    Gain on issuance of subsidiary stock ..........      (8,886)          --           --
    Provision for litigation settlement ...........          --        4,500           --
    Impairment of other assets ....................       5,599        2,000           --
    In-process research and development ...........          --        3,834       53,500
    Changes in assets and liabilities, net of
      effect of acquisitions:
      Trade accounts receivable ...................     (13,224)       9,324       (7,445)
      List brokerage trade accounts receivable ....       1,097       (4,463)          --
      Prepaid expenses ............................          (3)      (1,233)         287
      Deferred marketing costs ....................       1,408         (948)      (2,154)
      Accounts payable ............................      (1,850)      (2,861)      (4,854)
      List brokerage trade accounts payable .......      (2,193)         752           --
      Income taxes receivable and payable .........       7,086       (3,042)       7,283
      Accrued expenses ............................      (3,866)      (4,221)      (5,613)
                                                      ---------    ---------    ---------
         Net cash provided by operating activities       29,377       16,742       30,256
                                                      ---------    ---------    ---------
Cash flows from investing activities:
  Proceeds from sales of marketable securities ....      32,106       41,114       19,596
  Purchases of marketable securities ..............      (4,184)     (17,177)     (17,448)
  Purchase of other investments ...................      (1,000)      (2,000)      (2,000)
  Purchases of property and equipment .............      (9,048)     (20,582)      (8,882)
  Acquisitions of businesses, net of cash acquired     (206,968)     (31,654)     (84,224)
  Database development costs ......................        (577)        (603)      (3,398)
  Software development costs ......................     (10,400)      (5,724)      (2,898)
  Other ...........................................          --           --         (678)
                                                      ---------    ---------    ---------
         Net cash used in investing activities ....    (200,071)     (36,626)     (99,932)
                                                      ---------    ---------    ---------
Cash flows from financing activities:
  Repayment of long-term debt .....................     (13,540)    (110,876)      (7,193)
  Proceeds from long-term debt ....................     165,000      154,800       86,000
  Proceeds from sale of subsidiary common stock ...      10,000           --           --
  Deferred financing costs ........................      (3,989)      (5,969)        (388)
  Repayment of note payable to shareholders .......          --           --       (7,925)
  Acquisition of treasury stock ...................      (6,553)        (670)          --
  Repurchase of Senior Subordinated Notes .........      (8,370)          --           --
  Deferred offering costs .........................          --           --         (339)
  Proceeds from exercise of stock options .........       7,771        1,148        2,090
  Tax benefit related to employee stock options ...       1,618          401          587
                                                      ---------    ---------    ---------
         Net cash provided by financing activities      152,142       38,834       72,832
                                                      ---------    ---------    ---------
Net increase (decrease) in cash and cash
  equivalents .....................................     (18,757)      18,950        3,156
Cash and cash equivalents, beginning ..............      29,603       10,653        7,497
                                                      ---------    ---------    ---------
Cash and cash equivalents, ending .................   $  10,846    $  29,603    $  10,653
                                                      =========    =========    =========
Supplemental cash flow information:
  Interest paid ...................................   $  18,299    $   8,902    $   3,616
                                                      =========    =========    =========
  Income taxes paid ...............................   $   7,047    $   9,637    $   7,443
                                                      =========    =========    =========

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

                  Building and improvements.......................    30 years
                  Office furniture and equipment..................    7 years
                  Computer equipment..............................    5 years
                  Capitalized equipment leases....................    5 years

    Intangibles. Intangible assets are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets, as follows:

                  Goodwill..............................    7 to 20 years
                  Distribution networks.................    2 years
                  Noncompete agreements.................    Term of agreements
                  Purchased data processing software....    2 to 7 years
                  Acquired database costs...............    1 year
                  Core technology costs.................    3 years
                  Customer base costs...................    3 to 15 years
                  Tradename costs.......................    10 to 20 years
                  Perpetual software license agreement..    10 years
                  Software development costs............    1 to 5 years
                  Workforce costs.......................    5 to 8 years

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

    Revenue Recognition. The Company's revenue is primarily generated from the sale of its products and services and the licensing of its data to third parties. Revenue from the sale of products and services is recognized when the product is delivered or the services are performed. Data licensing revenue is recognized giving consideration to whether the Company retains service commitments to periodically provide updates, the incremental costs associated with providing continuing service, and the fair value of the initial set of data and subsequent updates based upon prices charged to customers who purchase elements on a separate basis. Revenue related to future updates is recorded as deferred revenue. Reserves are established for estimated returns and uncollectible amounts. Royalty revenue is recognized at the time it is earned under the Company's license agreement. Advertising revenue is typically derived from advertising agreements in which the Company receives a fixed fee or a fee based on a per impression or click through basis and is recognized as the Company fulfills the terms of the agreement. Revenue from revenue-sharing agreements is recognized after the transaction has occurred and in the period the obligation to pay is reported by the product or service provider. Stock-based compensation. The Company recognizes stock-based compensation expense using the intrinsic value method. Under that method, no compensation expense is recorded if the exercise price of the employee stock options equals or exceeds the market price of the underlying stock on the date of grant. For disclosure purposes, pro forma net income (loss) and income (loss) per share are provided as if the fair value method had been applied.

    CHANGE IN OWNERSHIP INTEREST - GAINS OR LOSSES FROM A CHANGE IN OWNERSHIP OF A CONSOLIDATED SUBSIDIARY OR AN UNCONSOLIDATED AFFILIATE ARE RECOGNIZED IN THE CONSOLIDATED STATEMENTS OF OPERATIONS IN THE PERIOD OF CHANGE.

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

                                                         FOR THE YEARS ENDED
                                             -------------------------------------------
                                             DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                 1999           1998           1997
                                             ------------    ------------   ------------
                                                            (IN THOUSANDS)
Weighted average number of shares
  outstanding used in basic EPS .......         48,470         49,314         48,432
Net additional common equivalent shares
  outstanding after assumed exercise of
  stock options .......................            143            901             --
                                                ------         ------         ------
Weighted average number of shares
  outstanding used in diluted EPS .....         48,613         50,215         48,432
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

3. ACQUISITIONS

    Effective February 1997, the Company acquired all issued and outstanding common stock of DBA Holdings, Inc. and Subsidiaries (operating as Database America Companies, or DBA), a provider of data processing and analytical services for marketing applications, and compiler of information on consumers and businesses in the United States. Total consideration, as adjusted, for the acquisition was approximately $82.5 million, consisting of $51.5 million in cash, partially funded using a revolving credit facility, and approximately 4.6 million unregistered shares of the Company's Common Stock at a recorded value of $31.0 million. In October 1997, the Company and the former stockholders of DBA agreed to a purchase price adjustment, pursuant to which the Company agreed to issue to the former DBA stockholders an additional 279,658 unregistered shares of its Common Stock. The shares were issued in January 1998. The acquisition has been accounted for under the purchase method of accounting. In addition to purchased in-process research and development costs of $49.2 million (See Note
17), intangibles and goodwill recorded as part of the purchase included acquired database costs of $19.0 million, purchased data processing software of $9.4 million, noncompete agreements of $1.7 million and goodwill of $20.8 million. Goodwill is being amortized over 15 years.

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

                                                            FOR THE YEARS ENDED
                                                        --------------------------
                                                        DECEMBER 31,  DECEMBER 31,
                                                            1999         1998
                                                        ------------  ------------
                                                        (IN THOUSANDS, EXCEPT PER
                                                             SHARE AMOUNTS)
               Net sales..........................       $ 308,608     $ 331,864
               Net income (loss)..................       $  13,850     $ (14,876)
               Basic earnings (loss) per share....       $    0.29     $   (0.30)
               Diluted earnings (loss) per share..       $    0.28     $   (0.30)

    The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results which may occur in the future.

4. MARKETABLE SECURITIES

                              AMORTIZED       UNREALIZED        UNREALIZED          FAIR
                                COST          GROSS GAIN        GROSS LOSS          VALUE
                              ---------       ----------        ----------        --------
                                                    (IN THOUSANDS)
At December 31, 1999:
  Municipal bonds ...         $     --         $     --          $     --          $     --
  Corporate bonds ...               --               --                --                --
  Common stock ......               70               --                --                70
  Preferred stock ...               --               --                --                --
                              --------         --------          --------          --------
                              $     70         $     --          $     --          $     70
                              ========         ========          ========          ========
At December 31, 1998:
  Municipal bonds ...         $  1,304         $      3          $     (1)         $  1,306
  Corporate bonds ...            4,718                3               (28)            4,693
  Common stock ......            9,056            5,357                --            14,413
  Preferred stock ...              197               11                --               208
                              --------         --------          --------          --------
                              $ 15,275         $  5,374          $    (29)         $ 20,620
                              ========         ========          ========          ========

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

5. COMPREHENSIVE INCOME (LOSS)

    The components of other comprehensive income (loss) were as follows:

                                                               FOR THE YEARS ENDED
                                                  -----------------------------------------------
                                                  DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                     1999              1998              1997
                                                  ------------     ------------      ------------
                                                                  (IN THOUSANDS)
Unrealized  holding  losses arising during
  the period:
  Unrealized net losses ..................         $ (7,448)         $(10,162)         $ (1,261)
  Related tax benefit ....................            2,830             3,861               479
                                                   --------          --------          --------
          Net ............................           (4,618)           (6,301)             (782)
                                                   --------          --------          --------
Less: Reclassification adjustment for net
  gains realized on sale of marketable
  securities during the period:
  Realized net gains .....................            2,103            15,164             2,216
  Related tax expense ....................             (799)           (5,762)             (842)
                                                   --------          --------          --------
          Net ............................            1,304             9,402             1,374
                                                   --------          --------          --------
  Foreign currency translation adjustments             (641)               --                --
                                                   --------          --------          --------
          Total other comprehensive income
            (loss) .......................         $ (3,955)         $  3,101          $    592
                                                   ========          ========          ========

6. PROPERTY AND EQUIPMENT

                                                 DECEMBER 31,  DECEMBER 31,
                                                     1999          1998
                                                 ------------  ------------
                                                      (IN THOUSANDS)
  Land and improvements.....................       $ 3,205       $ 4,274
  Buildings and improvements................        25,398        19,537
  Furniture and equipment...................        50,543        41,626
  Capitalized equipment leases..............        11,879         5,050
                                                   -------       -------
                                                    91,025        70,487

  Less accumulated depreciation and
    amortization:
    Owned property..........................        35,388        29,020
    Capitalized equipment leases............         2,068         1,203
                                                   -------       -------
            Property and equipment, net.....       $53,569       $40,264
                                                   =======       =======

7. INTANGIBLE ASSETS

                                     DECEMBER 31,  DECEMBER 31,
                                         1999          1998
                                    -------------  ------------
                                          (IN THOUSANDS)
Goodwill........................      $ 216,548     $  70,456
Noncompete agreements...........         13,534         7,420
Core technology.................          4,800         4,800
Customer base...................          8,372         8,372
Trade names.....................         15,802         8,108
Purchased data processing
  software......................         73,478         9,400
Acquired database costs.........         19,000        19,000
Work force costs................          1,338         1,338
Perpetual software license
  agreement.....................          8,000         8,000
Software development costs......          9,295         4,038
Database costs..................            577         5,309
Deferred financing costs........          9,958         5,970
                                      ---------     ---------
                                        380,702       152,211

Less accumulated amortization...         64,813        42,833
                                      ---------     ---------
                                      $ 315,889     $ 109,378
                                      =========     =========

8. FINANCING ARRANGEMENTS

    Long-term debt consisted of the following:

                                                             DECEMBER 31,  DECEMBER 31,
                                                                 1999          1998
                                                             ------------  ------------
                                                                  (IN THOUSANDS)
9 1/2% Senior Subordinated Notes........................      $ 106,000     $ 115,000
Senior Secured Credit Facilities -- Term A Loan.........         60,977           --
Senior Secured Credit Facilities -- Term B Loan.........         93,810           --
Senior Secured Credit Facilities -- Revolving Credit
  Facility..............................................            --            --
Mortgage note, collateralized by deed of trust. Note
  bears a fixed interest rate of 7.4% through July 2003,
  and then will be adjusted to a designated Federal
  Reserve rate plus 1.75%. Principal is due August 2008.
  Interest is payable monthly...........................          9,776        10,553
State of Connecticut Department of Economic Development
  note payable..........................................            --            450
Uncollateralized note payable for leasehold improvements.
  Note bears a fixed interest rate of 5.0%. Principal is
  due September 2003. Interest is payable monthly.......            433           478
Capital lease obligations (See Note 16).................          6,526         1,778
                                                              ---------     ---------
                                                                277,522       128,259
Less current portion....................................          9,885         1,580
                                                              ---------     ---------
Long-term debt..........................................      $ 267,637     $ 126,679
                                                              =========     =========

    Future maturities by calendar year of long-term debt as of December 31, 1999 are as follows (in thousands):

                           1999.......       $   9,885
                           2000.......       $  17,299
                           2001.......       $  17,760
                           2002.......       $  18,258
                           2003.......       $  33,714
                           Thereafter.       $ 180,606

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

9. INCOME TAXES

    The provision for income taxes before extraordinary items consists of the following:

                                       FOR THE YEARS ENDED
                            -----------------------------------------
                            DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                1999           1998          1997
                            ------------   ------------  ------------
                                         (IN THOUSANDS)
              Current:
                Federal       $14,401        $ 4,469       $ 9,163
                State..         1,271            556           742
                              -------        -------       -------
                               15,672          5,025         9,905
                              -------        -------       -------
              Deferred:
                Federal        (2,308)           742        (2,688)
                State..          (220)           113          (230)
                              -------        -------       -------
                               (2,528)           855        (2,918)
                              -------        -------       -------
                              $13,144        $ 5,880       $ 6,987
                              =======        =======       =======

The effective income tax rate varied from the Federal statutory rate as follows:

                                                                                   FOR THE YEARS ENDED
                                                                      -----------------------------------------
                                                                      DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                                          1999          1998           1997
                                                                      ------------  ------------   ------------
                                                                                   (IN THOUSANDS)
                      Expected  Federal income taxes at statutory
                        rate of 35%..............................       $12,671       $ 2,813       $ (11,490)
                      State taxes, net of Federal effects........           683           435             424
                      Amortization of nondeductible intangibles..         2,619         1,260             637
                      Gain on of subsidiary common stock.........        (3,110)          --              --
                      In-process research and development........           --          1,342          17,220
                      Other......................................           281            30             196
                                                                        -------       -------       ---------
                                                                        $13,144       $ 5,880       $   6,987
                                                                        =======       =======       =========

    The components of the net deferred tax asset (liabilities) were as follows:

                                             DECEMBER 31,   DECEMBER 31,
                                                 1999           1998
                                             ------------   ------------
                                                   (IN THOUSANDS)
         Deferred tax assets:
           Accrued vacation.............      $     929      $     507
           Accrued expenses.............            121          1,710
                                              ---------      ---------
                                                  1,050          2,217
                                              ---------      ---------
         Deferred tax liabilities:
           Intangible assets............        (31,894)        (3,996)
           Accounts receivable..........         (1,310)        (1,667)
           Marketable securities........            --          (2,031)
           Depreciation.................         (1,173)        (1,088)
           Deferred marketing costs.....         (1,124)        (1,659)
           Prepaid expenses and other
             assets.....................         (1,130)          (141)
                                              ---------      ---------
                                                (36,631)       (10,582)
                                              ---------      ---------
                   Net deferred tax
                     liabilities........      $ (35,581)     $  (8,365)
                                              =========      =========

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

                                                                            FOR THE YEARS ENDED
                                                                ------------------------------------------
                                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                   1999           1998           1997
                                                                ------------   ------------   ------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                        Net income (loss) -- as reported...       $ 23,186        $2,158        $(39,816)
                        Net income (loss) -- pro forma.....       $ 20,176        $ (788)       $(41,503)
                        Basic earnings (loss) per share --
                          as reported......................       $   0.48        $  0.04       $  (0.82)
                        Diluted  earnings (loss) per
                          share -- as reported.............       $   0.48        $  0.04       $  (0.82)
                        Basic earnings (loss) per share --
                          pro forma........................       $   0.42        $ (0.02)      $  (0.86)
                        Diluted  earnings (loss) per
                          share -- pro forma...............       $   0.42        $ (0.02)      $  (0.86)

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

    The following information has been restated to reflect the stock combination (See Note 19).

                                                 DECEMBER 31, 1999       DECEMBER 31, 1998       DECEMBER 31, 1997
                                               --------------------    --------------------    ---------------------
                                                      WEIGHTED                WEIGHTED                 WEIGHTED
                                                  AVERAGE EXERCISE        AVERAGE EXERCISE         AVERAGE EXERCISE
                                               --------------------    ---------------------   ---------------------
                                                SHARES       PRICE      SHARES        PRICE     SHARES        PRICE
                                               ---------    -------    ---------     -------   ---------     -------
             Outstanding beginning of
               period.....................     7,094,036    $  9.37    7,478,050     $  9.22   5,203,800     $  7.58
             Granted......................     2,697,335       6.57    1,160,000       11.49   2,799,250       11.81
             Exercised....................    (1,322,298)      6.84     (179,428)       6.40    (357,250)       5.87
             Forfeited/expired............      (547,939)     10.57    (1,364,586)     10.91    (167,750)       8.95
                                               ---------    -------    ----------    -------    --------     -------
             Outstanding end of period....     7,921,134    $  8.74    7,094,036     $  9.33    7,478,050    $  9.22
                                               =========    =======    =========     =======    =========    =======
             Options exercisable at end of
               period.....................     3,453,689    $  9.13    2,809,439     $  8.20    1,344,550    $  7.10
                                               =========    =======    =========     =======    =========    =======
             Shares available for options
               that may be granted........     1,139,938                 777,834                1,660,000
                                               =========               =========                =========
             Weighted-average grant date
               fair value of options,
               granted during the
               period -- exercise price
               equals stock market price
               at grant...................                  $  1.66                  $  3.34                 $  3.30
                                                            =======                  =======                 =======

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                                         OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                                -------------------------------------   -----------------------
                                                              WEIGHTED-
                                                               AVERAGE      WEIGHTED-                 WEIGHTED-
                                                              REMAINING      AVERAGE                   AVERAGE
                                                  NUMBER     CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
                   RANGE OF EXERCISE PRICES     OUTSTANDING     LIFE          PRICE     EXERCISABLE     PRICE
                   ------------------------     -----------  -----------    --------    -----------   ---------
                   $4.28 to $5.70..........       142,000   4.7 years        $  5.08           --      $  --
                   $5.70 to $7.13..........     2,822,335   3.8 years           6.62       762,500        6.38
                   $7.13 to $8.55..........     2,040,500   1.8 years           8.42     1,155,500        8.48
                   $8.55 to $9.98..........       365,572   1.3 years           9.05       306,570        9.01
                   $9.98 to $11.40.........     1,632,395   2.4 years          10.73       768,402       10.72
                   $11.40 to $12.83........       333,332   2.2 years          11.95       206,762       11.89
                   $12.83 to $14.25........       585,000   2.9 years          13.38       253,955       13.42
                                                 --------                    -------     ---------
                   $4.28 to $14.25.........      7,921,134  2.8 years        $  8.74     3,453,689     $  9.13
                                                 =========  =========        =======     =========     =======

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

13. SUPPLEMENTAL CASH FLOW INFORMATION

    The Company made certain acquisitions during 1999, 1998 and 1997 (See Note
3) and assumed liabilities as follows:

                                           1999        1998       1997
                                        ----------  ---------  ---------
                                                 (IN THOUSANDS)
                Fair value of assets    $  247,201  $  58,552  $ 134,555
                Cash paid...........      (206,968)   (31,654)   (84,224)
                Common stock issued.           --         --     (29,178)
                                        ----------  ---------  ---------
                Liabilities assumed.    $   40,233  $  26,898  $  21,153
                                        ==========  =========  =========

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

    The carrying amounts shown in the following table are included in the consolidated balance sheets under the indicated captions.

                                             DECEMBER 31, 1999         DECEMBER 31, 1998
                                           ----------------------    ---------------------
                                           CARRYING                  CARRYING
                                            AMOUNT     FAIR VALUE     AMOUNT    FAIR VALUE
                                           --------    ----------    --------   ----------
                                                      (AMOUNTS IN THOUSANDS)
            Financial assets:
              Cash and cash equivalents    $ 10,846     $ 10,846     $ 29,603    $ 29,603
              Marketable securities..            70           70       15,275      20,620
              Other assets...........         3,000        3,000        2,000       2,000
            Financial liabilities:
              Long-term debt.........       277,522      241,088      128,259     105,935
            Derivatives:
              Interest rate swaps....           --           540          --          --

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

16. COMMITMENTS AND CONTINGENCIES

    The Company is committed to pay various individuals under consulting and non-compete agreements in future periods.

    Future payments by calendar year under consulting and non-compete agreements as of December 31, 1999 are as follows (in thousands):

                             2000.....         $ 1,437
                             2001.....         $   626
                             2002.....         $   320
                             2003.....         $   320
                             2004.....         $   160

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

    Following is a schedule of the future minimum lease payments as of December 31, 1999:

                                                            CAPITAL    OPERATING
                                                            -------    ---------
                                                              (IN THOUSANDS)
                2000....................................    $ 3,213    $  4,319
                2001....................................      2,665       3,925
                2002....................................      1,263       3,721
                2003....................................        --        3,104
                2004....................................        --        1,899
                                                            -------    --------
                Total future minimum lease payments.....      7,141    $ 16,968
                                                                       ========
                Less amounts representing interest......        615
                                                            -------
                Present value of net minimum lease
                  payments................................  $ 6,526
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

    As part of the acquisition of Walter Karl in March 1998 (See Note 3), the Company recorded charges totaling $3.8 million for write-offs in conjunction with the merger of Walter Karl for purchased IPR&D which related to projects that had not met technological feasibility. The purchased IPR&D recorded in connection with the acquisition of Walter Karl consisted of various projects, of which none were individually significant, related to areas including: Internet capabilities, automated job cards and shipping information, database and merge/purge processing enhancements, list brokerage and management order and data entry systems. There were a total of 12 separately identified projects listed below. The total amount allocated to the above IPR&D projects was $3.8 million after retroactive application of the Securities and Exchange Commission's new guidelines for valuing purchased IPR&D.

    Descriptions of the projects are as follows:

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

    The R&D costs of each project listed above are directly proportional to the amount of labor (i.e. technicians and engineers) required to complete the project. It is estimated that the average annual cost per technical worker at Walter Karl is $47,507. As a result, the R&D incurred on each project prior to the acquisition and the total amount of research and development cost estimated to complete each project are listed below.


                                                      R&D Costs        R&D Costs
                                                    Prior to the     Expected Post
                          IPR&D Project              Acquisition      Acquisition      Total R&D Costs
                          -------------             ------------     -------------     ---------------
                Internet F/E to M204                   $11,877          $23,754            $35,631
                M204 Shipping Interface                $23,754          $11,877            $35,631
                List Brokerage & Mgt. Order            $23,754          $47,507            $71,261
                Global Database Update                  $4,751          $23,754            $28,504
                ArandalSystem Postal/InkJet            $11,877          $23,754            $35,630
                Paul Fredrick                          $35,630          $23,754            $59,384
                Chilean Database                        $4,751          $23,754            $28,504
                Datacard System                        $47,507           $9,501            $57,008
                InkJet Utilities                       $23,754           $9,501            $33,255
                Flowers Response Analysis                $4751           $4,751             $9,501
                Data Entry System                      $23,754           $4,751            $28,504
                              Total                   $228,034         $206,655           $434,689

    A description of the stage of completion as well as the methodology employed is listed below for each IPR&D project related to Walter Karl; the stage of completion of each project was determined by examining the ratio of R&D expenses as of the acquisition date to total R&D costs (incurred and projected).

                                                                   SCHEDULED BETA TEST
                IPR&D PROJECTS            STAGE OF COMPLETION             DATE
                --------------            -------------------      -------------------
          Internet F/E to M204......      Middle of the Design            June 1998
                                                   Phase
          M204 Shipping Interface...            Design Phase         Unknown - Delayed
          List Brokerage & Mgt. Order       Early Design Phase         December 1998
          Global Database Update....        Early Design Phase          August 1998
          ArandalSystem Postal/InkJet           Design Phase         Unknown - Delayed
          Paul Fredrick.............            Design Phase         Unknown - Delayed
          Chilean Database..........            Design Phase           October 1998
          Datacard System...........            Design Phase            April 1998
          InkJet Utilities..........     Late Stages of Design           May 1998
                                                   Phase
          Flowers Response analysis.     Late Stages of Design          April 1998
                                                   Phase
          Data Entry System.........     Late Stages of Design          April 1998
                                                   Phase

    The stage of completion for each project was determined by using the formula: person years completed on R&D/Total person years of R&D effort. Below is a chart outlining the stage of completion for each project.


                                                   R&D PERSON YEARS
                                                    COMPLETED AS OF   PERSON YEARS    TOTAL R&D    PERCENTAGE OF
                            IPR&D PROJECT            VALUATION DATE     REMAINING   PERSON YEARS    COMPLETION
                            -------------          ----------------   ------------  ------------   -------------
                    Internet F/E to M204.......           .25               .50           .75           33%
                    M204 Shipping Interface....           .50               .25           .75           67%
                    List Brokerage & Mgt. Order           .50               1.0           1.5           33%
                    Global Database Update.....           .10               .50           .60           17%
                    ArandalSystem Postal/InkJet           .25               .50           .75           33%
                    Paul Fredrick..............           .75               .50          1.25           60%
                    Chilean Database...........           .10               .50           .60           17%
                    Datacard System............           1.0               .20           1.2           83%
                    InkJet Utilities...........           .50               .20           .70           71%
                    Flowers Response Analysis..           .10               .10           .20           50%
                    Data Entry System..........           .50               .10           .60           83%
                              Total............          4.80              4.35          9.15           52%

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

20. GAIN ON ISSUANCE OF SUBSIDIARY STOCK

    During December 1999, the Company's wholly-owned subsidiary, infoUSA.com, issued approximately 2.9 million shares of convertible preferred stock for approximately $10 million or $3.42 per share. As a result of the issuance of the convertible preferred stock, the Company's ownership in infoUSA.com went from 100% to approximately 83% and a gain of $8.9 million was recorded. There were no deferred income taxes recorded due to the gain being a non-taxable transaction. infoUSA.com is an online provider of white and yellow page directory assistance and an Internet destination for sales and marketing tools and information.

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

    The following tables summarizes certain segment information:

                                                   FOR THE YEAR ENDED DECEMBER 31, 1999
                                             -------------------------------------------------
                                               SMALL        LARGE      CORPORATE  CONSOLIDATED
                                             BUSINESS     BUSINESS    ACTIVITIES      TOTAL
                                             --------     --------    ----------  ------------
                                                             (IN THOUSANDS)
     Net sales.........................      $130,117     $135,956     $    --      $266,073
     Impairment of assets..............           --           --         5,599        5,599
     Acquisition costs.................           --           --         4,166        4,166
     Operating income (loss)...........        59,291       55,898      (83,490)      31,699
     Investment income.................           --           --        23,082       23,082
     Interest expense..................           --           --        18,579       18,579
     Income (loss) before income taxes
       and discontinued operations.....        59,291       55,898      (78,987)      36,202


                                                   FOR THE YEAR ENDED DECEMBER 31, 1998
                                             -------------------------------------------------
                                               SMALL        LARGE      CORPORATE  CONSOLIDATED
                                             BUSINESS     BUSINESS    ACTIVITIES      TOTAL
                                             --------     --------    ----------  ------------
                                                             (IN THOUSANDS)
     Net sales...........................    $129,973     $ 98,705     $    --      $228,678
     Provision for litigation settlement.         --           --         4,500        4,500
     Acquisition costs...................         --           --         3,643        3,643
     In-process research and development.         --           --         3,834        3,834
     Restructuring charges...............         --           --         2,616        2,616
     Operating income (loss).............      54,660       39,671      (91,761)       2,570
     Investment income...................         --           --        16,628       16,628
     Interest expense....................         --           --         9,160        9,160
     Income (loss) before income taxes
       and discontinued operations.......      54,660       39,671      (86,293)       8,038


                                                         FOR THE YEAR ENDED DECEMBER 31, 1997
                                                  -------------------------------------------------
                                                   SMALL        LARGE      CORPORATE   CONSOLIDATED
                                                  BUSINESS     BUSINESS    ACTIVITIES      TOTAL
                                                  --------     --------    ----------  ------------
                                                                  (IN THOUSANDS)
Net sales....................................     $116,333     $ 76,994    $      --     $193,327
Acquisition costs............................          --           --          2,598       2,598
In-process research and development..........          --           --         53,500      53,500
Operating income (loss)......................       50,462       35,688      (118,629)    (32,479)
Investment income............................          --           --          3,748       3,748
Interest expense.............................          --           --          4,098       4,098
Income (loss) before income taxes and
  discontinued operations....................       50,462       35,688      (118,979)    (32,829)

                          INFOUSA INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                        ADDITIONS
                                                                 ----------------------
                                                     BALANCE AT  CHARGED TO  CHARGED TO              BALANCE AT
                                                      BEGINNING   COSTS AND     OTHER                  END OF
                              DESCRIPTION             OF PERIOD   EXPENSES    ACCOUNTS   DEDUCTIONS    PERIOD
                              -----------            ----------  ----------- ----------  ----------  ----------
                    Allowance for doubtful accounts
                      receivable:..................                                            (A)
                      December 31, 1997............    $1,589     $ 1,272         $961*    $ 2,387     $ 1,435
                      December 31, 1998............    $1,435     $ 4,388         $578*    $ 3,701     $ 2,700
                      December 31, 1999............    $2,700     $ 1,839       $1,586*    $ 3,543     $ 2,582
                    Allowance for sales returns:                                               (B)
                      December 31, 1997............    $1,135     $ 7,748       $2,477*    $ 6,782     $ 4,578
                      December 31, 1998............    $4,578     $15,693          $ --    $15,682     $ 4,589
                      December 31, 1999............    $4,589     $ 6,506          $ --    $ 6,609     $ 4,486

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


                                   infoUSA INC.

                                   By:    /s/ STORMY L. DEAN
                                          --------------------------------------
                                          Stormy L. Dean
                                          Chief Financial Officer
                                          (principal accounting and financial
                                          officer)

Dated: September 29, 2000

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Amendment to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    SIGNATURE                                       TITLE                      DATE
    ---------                                       -----                      ----
/s/ VINOD GUPTA*                          Chairman of the Board and      September 29, 2000
----------------                            Chief Executive Officer
Vinod Gupta                                 (principal executive
                                            officer)

/s/ STORMY L. DEAN                        Chief Financial Officer        September 29, 2000
------------------                        (principal accounting and
Stormy L. Dean                            financial officer)

/s/ E. BENJAMIN NELSON*                   Director                       September 29, 2000
-----------------------
E. Benjamin Nelson

/s/ CHARLES T. FOTE*                      Director                       September 29, 2000
--------------------
Charles T. Fote

/s/ GEORGE F. HADDIX*                     Director                       September 29, 2000
---------------------
George F. Haddix

/s/ ELLIOT S. KAPLAN*                     Director                       September 29, 2000
---------------------
Elliot S. Kaplan

/s/ HAROLD ANDERSEN*                      Director                       September 29, 2000
--------------------
Harold Andersen

/s/ PAUL A. GOLDNER*                      Director                       September 29, 2000
--------------------
Paul A. Goldner

                                          Director
-------------------
Cynthia H. Milligan

*By: /s/ STORMY L. DEAN                                                  September 29, 2000
-----------------------
Stormy L. Dean
Attorney-in-fact

                                  EXHIBIT INDEX


EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  23.1                   Accountants' Consent

  23.2                   Consent of Independent Accountants