Form 10-Q/A
period 2000-03-31
INFOUSA INC
filed 2000-09-29
CIK 879437

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

                                   Form 10-Q/A

                                 For the Quarter
                              Ended March 31, 2000

                                     PART I

                     FINANCIAL INFORMATION AND MANAGEMENT'S
                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          infoUSA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                            MARCH 31,     DECEMBER 31,
                                                                              2000            1999
                                                                         -------------   -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ..........................................   $      16,468   $      10,846
  Marketable securities ..............................................              70              70
  Trade accounts receivable, net of allowances of $6,744 and
     $7,068, respectively ............................................          64,152          65,812
  List brokerage trade accounts receivable ...........................          14,170          16,734
  Prepaid expenses ...................................................           4,105           2,973
  Deferred marketing costs ...........................................           3,125           2,957
                                                                         -------------   -------------
          Total current assets .......................................         102,090          99,392
                                                                         -------------   -------------
Property and equipment, net ..........................................          55,557          53,569
Intangible assets, net of accumulated amortization ...................         311,247         315,889
Other assets .........................................................           5,734           4,494
                                                                         -------------   -------------
                                                                         $     474,628   $     473,344
                                                                         =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ..................................   $      12,802    $       9,885
  Accounts payable ...................................................          13,045            8,370
  List brokerage trade accounts payable ..............................          14,038           16,375
  Accrued payroll expenses ...........................................           6,053            5,767
  Accrued expenses ...................................................           8,375            6,579
  Income taxes payable ...............................................           1,400            3,699
  Deferred revenue ...................................................           7,745            7,556
  Deferred income taxes ..............................................             532              262
                                                                         -------------    -------------
          Total current liabilities ..................................          63,990           58,493
                                                                         -------------    -------------
Long-term debt, net of current portion ...............................         248,717          267,637
Deferred income taxes ................................................          33,793           35,319
Deferred revenue .....................................................          12,000               --
Minority interest ....................................................           1,049            1,084
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000 shares;
     none issued or outstanding ......................................              --               --
  Common stock, $.0025 par value. Authorized 295,000,000
     shares; 51,122,272 shares issued and 49,839,908 outstanding at
     March 31, 2000 and 50,719,548 shares issued and 49,390,058 shares
     outstanding at December 31, 1999 ................................             127              127
  Paid-in capital ....................................................          87,736           82,025
  Retained earnings ..................................................          36,784           38,470
  Treasury stock, at cost, 1,282,364 shares held at March 31, 2000 and
     1,329,490 held at December 31, 1999 .............................          (8,934)          (9,170)
  Accumulated other comprehensive loss ...............................            (634)            (641)
                                                                         -------------    -------------
          Total stockholders' equity .................................         115,079          110,811
                                                                         -------------    -------------
                                                                         $     474,628    $     473,344
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



                                                               FOR THE QUARTERS ENDED
                                                           ------------------------------
                                                             MARCH 31,         MARCH 31,
                                                               2000              1999
                                                           -------------    -------------
Net sales ..............................................   $      80,960    $      55,520
Costs and expenses:
  Database and production costs ........................          25,647           16,176
    (Excludes non-cash stock compensation
    expense of $34 for the period ended
    March 31, 2000)
  Selling, general and administrative ..................          38,781           22,336
    (Excludes non-cash stock compensation
    expense of $1,188 for the period
    ended March 31, 2000)
  Depreciation and amortization ........................          12,356            6,033
  Non-cash stock compensation expense ..................           1,222               --
  Acquisition costs ....................................           1,368               --
                                                           -------------    -------------
                                                                  79,374           44,545
                                                           -------------    -------------
Operating income .......................................           1,586           10,975
Other income (expense):
  Investment income ....................................             204            2,484
  Gain on issuance of subsidiary stock .................           2,429               --
  Minority interest in subsidiary ......................             274               --
  Interest expense .....................................          (6,784)          (3,114)
                                                           -------------    -------------
Income before income taxes and
  extraordinary item ...................................          (2,291)          10,345
Income taxes ...........................................            (605)           4,160
                                                           -------------    -------------
Income (loss) before extraordinary
  item .................................................          (1,686)           6,185
Extraordinary item, net of tax .........................              --              128
                                                           -------------    -------------
Net income (loss) ......................................   $      (1,686)   $       6,313
                                                           =============    =============


BASIC EARNINGS PER SHARE:

  Income (loss) before extraordinary
     item ..............................................   $       (0.03)   $        0.13
  Extraordinary item ...................................              --               --
                                                           -------------    -------------
  Net income (loss) ....................................   $       (0.03)   $        0.13
                                                           =============    =============
  Weighted average shares outstanding ..................          49,610           48,602
                                                           =============    =============
DILUTED EARNINGS PER SHARE:

  Income (loss) before extraordinary
     item ..............................................   $       (0.03)   $        0.13
  Extraordinary item ...................................              --               --
                                                           -------------    -------------
  Net income (loss) ....................................   $       (0.03)   $        0.13
                                                           =============    =============
  Weighted average shares outstanding ..................          49,610           48,662
                                                           =============    =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         FOR THE QUARTERS ENDED
                                                     ------------------------------
                                                       MARCH 31,        MARCH 31,
                                                         2000             1999
                                                     -------------    -------------
Cash flows from operating activities:
  Net income (loss) ..............................   $      (1,686)   $       6,313
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization ...............          12,356            6,033
     Amortization of deferred financing costs ....             289               --
     Deferred income taxes .......................          (1,256)             581
     Net realized gains on sale of
       marketable securities investments .........              --           (2,025)
     Acquisition costs ...........................           1,368               --
     Gain on issuance of subsidiary stock ........          (2,429)              --
     Non-cash stock compensation expense .........           1,222               --
     Minority interest in subsidiary .............            (274)              --
     Changes in assets and  liabilities, net of
       effect of acquisitions:
       Trade accounts receivable .................           1,839            3,065
       List brokerage trade accounts receivable ..           2,564            4,910
       Prepaid expenses and other assets .........          (1,245)          (1,446)
       Deferred marketing costs ..................            (168)             199
       Accounts payable ..........................           4,665              250
       List brokerage trade accounts payable .....          (2,337)          (3,408)
       Income taxes receivable and payable .......          (2,299)           3,652
       Accrued expenses and other liabilities ....          14,193           (4,663)
                                                     -------------    -------------
          Net cash provided by operating
            activities ...........................          26,802           13,461
                                                     -------------    -------------
Cash flows from investing activities:
  Proceeds from sales of marketable securities ...              --            8,587
  Purchases of marketable securities .............              --           (4,153)
  Purchases of other investments .................          (1,124)              --
  Purchases of property and equipment ............          (4,383)            (700)
  Acquisitions of businesses .....................          (2,775)              --
  Software development costs .....................          (3,494)          (1,413)
                                                     -------------    -------------
          Net cash provided by (used in)
            investing activities .................         (11,776)           2,321
                                                     -------------    -------------
Cash flows from financing activities:
  Repayment of long-term debt ....................         (16,003)            (550)
  Proceeds on issuance of subsidiary stock .......           2,668               --
  Acquisitions of treasury stock .................              --           (6,553)
  Repurchase of senior subordinated notes ........              --           (8,370)
  Proceeds from exercise of stock options ........           3,931               --
                                                     -------------    -------------
          Net cash used in financing
            activities ...........................          (9,404)         (15,473)
                                                     -------------    -------------
Effect of exchange rate fluctuations on cash .....              --             (149)
                                                     -------------    -------------
Net increase in cash and cash equivalents ........           5,622              160
Cash and cash equivalents, beginning .............          10,846           29,603
                                                     -------------    -------------
Cash and cash equivalents, ending ................   $      16,468    $      29,763
                                                     =============    =============

Supplemental cash flow information:
  Interest paid ..................................   $       3,361    $         776
                                                     =============    =============

  Income taxes paid ..............................   $       2,893    $           7
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

                                                     FOR THE QUARTERS ENDED
                                                     -----------------------
                                                      MARCH 31,    MARCH 31,
                                                        2000         1999
                                                     ----------   ----------
                                                          (IN THOUSANDS)
Weighted average number of shares outstanding
   used in basic EPS .............................       49,610       48,602

Net additional common equivalent shares
   outstanding after assumed exercise of stock
   options .......................................           --           60
                                                     ----------   ----------
Weighted average number of shares outstanding
   used in diluted EPS ...........................       49,610       48,662
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

     The following table summarizes segment information:


                                                       FOR THE QUARTER ENDED MARCH 31, 2000
                                           ----------------------------------------------------------
                                              SMALL          LARGE       CORPORATE       CONSOLIDATED
                                             BUSINESS       BUSINESS     ACTIVITIES         TOTAL
                                           ------------   ------------   ----------      ------------
                                                                (IN THOUSANDS)
Net sales ..............................   $     39,544   $     41,416   $         --    $     80,960

Non stock compensation expense .........             --             --          1,222           1,222
Acquisition costs ......................             --             --          1,368           1,368
Operating income (loss) ................         10,394         17,792        (26,600)          1,586
Investment income ......................             --             --            204             204
Interest expense .......................             --             --          6,784           6,784
Income (loss) before income taxes ......         10,394         17,792        (30,477)         (2,291)

                                                       FOR THE QUARTER ENDED MARCH 31, 1999
                                           ----------------------------------------------------------
                                              SMALL          LARGE       CORPORATE       CONSOLIDATED
                                             BUSINESS       BUSINESS     ACTIVITIES         TOTAL
                                           ------------   ------------   ----------      ------------
                                                                (IN THOUSANDS)
Net sales ..............................   $     33,178   $     22,342   $         --    $     55,520
Operating income (loss) ................         16,676         10,287        (15,988)         10,975
Investment income ......................             --             --          2,484           2,484
Interest expense .......................             --             --          3,114           3,114
Income (loss) before income taxes
  and extraordinary item .................       16,676         10,287        (16,618)         10,345

4. COMPREHENSIVE INCOME

     Comprehensive income, including the components of other comprehensive income, is as follows:

                                                            FOR THE QUARTERS ENDED
                                                           ------------------------
                                                            MARCH 31,     MARCH 31,
                                                              2000          1999
                                                           ----------    ----------
                                                                (IN THOUSANDS)
Net income (loss) ......................................   $   (1,686)   $    6,313
Other comprehensive income (loss):
  Unrealized gain (loss)from investments:
    Unrealized gains ...................................           --         3,733
    Related tax expense ................................           --        (1,799)
                                                           ----------    ----------
    Net ................................................           --         2,314
                                                           ----------    ----------
  Reclassification adjustment for net gains
    (losses) realized on sale of marketable
    securities:
    Unrealized gains ...................................           --         1,206
    Related tax expense ................................           --          (458)
                                                           ----------    ----------
    Net ................................................           --           748
                                                           ----------    ----------
  Foreign currency translation adjustments .............            7          (634)
                                                           ----------    ----------
Total other comprehensive income .......................            7         2,428
                                                           ----------    ----------
Comprehensive income (loss) ............................   $   (1,679)   $    8,741
                                                           ==========    ==========

     The components of accumulated other comprehensive income are as follows:

                                         FOREIGN                        ACCUMULATED
                                         CURRENCY       UNREALIZED         OTHER
                                       TRANSLATION       GAINS ON      COMPREHENSIVE
                                       ADJUSTMENTS      SECURITIES         INCOME
                                      -------------    -------------   -------------
                                                      (IN THOUSANDS)
Balance at March 31, 2000 .........   $        (634)   $          --   $        (634)
                                      =============    =============   =============

Balance at March 31, 1999 .........   $        (634)   $       6,376   $       5,742
                                      =============    =============   =============

5. GAIN ON ISSUANCE OF SUBSIDIARY STOCK

     During the quarter ended March 31, 2000, infoUSA.com, a subsidiary of the Company, issued approximately 776 thousand shares of convertible preferred stock for approximately $2.7 million or $3.42 per share. As a result of the issuance of the convertible preferred stock, the Company's ownership in infoUSA.com went from approximately 83% at December 31, 1999 to approximately 80% at March 31, 2000 and a gain of $2.4 million was recorded. There were no deferred income taxes recorded due to the gain being a non-taxable transaction. infoUSA.com is an online provider of white and yellow page directory assistance and an Internet destination for sales and marketing tools and information.

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

8. NON-CASH STOCK COMPENSATION EXPENSE

     The Company's partially-owned subsidiary, infoUSA.com, sponsors an Equity Incentive Plan in which shares of common stock are reserved for issuance to officers, directors, employees and consultants of the subsidiary. infoUSA.com granted approximately 1.7 million options with a weighted average exercise price of $0.99 per share during the quarter ended March 31, 2000. The Company uses Accounting Principles Bulletin (APB) Opinion No. 25 to account for stock-based compensation and, as such, has recorded a non cash charge of $1.2 million during the quarter ended March 31, 2000 related to the issuance of stock options for infoUSA.com. The charge was recorded as an addition to paid-in-capital.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to the acquisitions of Donnelley Marketing (Donnelley) during July 1999 and American Church Lists during March 2000:

                                                            FOR THE QUARTERS ENDED
                                                                  MARCH 31,
                                                           -----------------------
                                                             2000           1999
                                                           --------       --------
      CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Net sales ............................................          100%           100%
Costs and expenses:
  Database and production costs ......................           32             29
  Selling, general and administrative ................           48             40
  Depreciation and amortization ......................           15             11
  Non-cash stock compensation expense ................            1             --
  Acquisition costs ..................................            2             --
                                                           --------       --------
     Total costs and expenses ........................           98             80
                                                           --------       --------
Operating income .....................................            2             20
Other income (expense), net ..........................           (5)            (1)
                                                           --------       --------
Income before income taxes and extraordinary item ....           (3)            19
Income taxes .........................................           (1)             8
                                                           --------       --------
Income (loss) before extraordinary item ..............           (2)            11
Extraordinary item, net of tax .......................           --             --
                                                           --------       --------
Net income (loss) ....................................           (2)%           11%
                                                           ========       ========
OTHER DATA:

  SALES BY SEGMENT :
                                                            (amounts in thousands)
    Small business ...................................     $ 39,544       $ 33,178
    Large business ...................................       41,416         22,342
                                                           --------       --------
    Total ............................................     $ 80,960       $ 55,520
                                                           ========       ========
  SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:

    Small business ...................................           49%            60%
    Large business ...................................           51             40
                                                           --------       --------
    Total ............................................          100%           100%
                                                           ========       ========

                                                           (amounts in thousands)
    Amortization expense of goodwill and related
     intangibles (1) .................................     $  7,959       $  3,280
                                                           ========       ========
  Earnings before interest, taxes, depreciation and
  amortization (EBITDA), as adjusted (2) .............     $ 15,164       $ 17,008
                                                           ========       ========
EBITDA, as adjusted as a percentage of net sales .....           19%            31%
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

(2) "EBITDA, as adjusted" is defined as operating income (loss) adjusted to exclude depreciation, amortization of intangible assets , non-cash stock compensation expenses and non-cash acquisition-related and restructuring charges. EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service debt and of the Company's cash flows from operations excluding any non-recurring items. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

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

     The issuance of subsidiary stock to outside investors has allowed the Company to continue to execute its planned expansion related to infoUSA.com as an online provide of white and yellow page directory assistance and an Internet destination for sales and marketing tools and information. The issuance of stock has allowed the Company to continue the expansion without affecting working capital of existing operations. The Company may continue to issue additional stock to outside investors, although there can be no assurances that the Company will issue additional stock and such issuance is dependent upon the results of operations related to infoUSA.com and its planned expansion.

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

     Net sales of the large business segment for the quarter ended March 31, 2000 were $41.4 million, an 85% increase from $22.3 million for the same period of 1999. The large business segment principally engages in the selling of data processing services, marketing database licenses, database marketing solutions and list brokerage and list management services to large companies. This segment also includes the licensing of databases for Internet directory assistance services. Net sales of the large business segment increased due to the following: 1) acquisition of Donnelley Marketing effective July 1999, 2) increased sales of Internet-based database licenses, and 3) increased sales of marketing database licenses. A significant portion of the increase is attributable to the acquisition of Donnelley Marketing in July 1999 although the amount cannot be accurately quantified for reasons previously described above. Net sales of Internet-based database licenses for the quarter ended March 31, 2000 were $4.1 million, a 58% increase from $2.6 million for the same period of 1999. Since mid-1999, the Company has been successfully renewing and signing new Internet license agreements using a variable CPM model, no longer entering into Internet-based license agreements on a flat fee basis. Net sales of marketing database licenses for the quarter ended March 31, 2000 were $8.7 million, a 508% increase from $1.4 million for the same period of 1999. The increase is due to the addition of several significant database license arrangements. The Company recorded net sales of data processing services of $19.9 million for the quarter ended March 31, 2000, compared to $14.5 million for the same period of 1999. The increase in net sales of data processing services is principally due to the acquisition of Donnelley in July 1999.

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

     Net cash provided by operating activities during the three month period ended March 31, 2000, totaled $26.8 million compared to $13.5 million during the same period of 1999. The increase is principally the result of the receipt of $14.0 million during the quarter ended March 31, 2000 which represented a customer prepayment on a long-term data license arrangement.

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

                                   FORM 10-Q/A

                              FOR THE QUARTER ENDED

                                 MARCH 31, 2000

                                     PART II

                                OTHER INFORMATION

                                  Info USA INC.

                                   FORM 10-Q/A

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



                                              infoUSA INC.

Date: September 29, 2000                      /s/  STORMY L. DEAN
                                              --------------------------------
                                              Stormy L. Dean,
                                              Chief Financial Officer
                                              (principal financial officer)

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
 27*         Financial Data Schedule




*Previously filed