Form 10-Q
period 2000-09-30
INFOUSA INC
filed 2000-11-14
CIK 879437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the - Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000 or

     Transition report pursuant to Section 13 or 15(d) of the - Securities Exchange Act of 1934

For the transition period from  __________ to __________

Commission File Number    0-19598

                                  infoUSA INC.
--------------------------------------------------------------------------------
               (exact name of registrant specified in its charter)

                    DELAWARE                              47-0751545
                    --------                              ----------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)             Identification Number)

5711 SOUTH 86TH CIRCLE, OMAHA, NEBRASKA                     68127
---------------------------------------                     -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (402) 593-4500
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

              50,385,054 shares of Common Stock at November 3, 2000
                                  infoUSA INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Balance Sheets as of September 30, 2000 and December
          31, 1999                                                                    4

          Consolidated Statements of Operations for the Three Months and
          Nine Months Ended September 30, 2000 and 1999                               5

          Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2000 and 1999                                                 6

          Notes to Consolidated Financial Statements                                  7

     Item 2. Management's Discussion and Analysis of Results of Operations           12

     Item 3. Quantitative and Qualitative Disclosures about Market Risk              22

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                        23

     Signature                                                                       24

     Index to Exhibits                                                               25

                                  infoUSA INC.

                                    FORM 10-Q

                              FOR THE QUARTER ENDED

                               SEPTEMBER 30, 2000

                                     PART I

                            FINANCIAL INFORMATION AND
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          infoUSA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                     SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                                     ------------------   -----------------
                                                                        (UNAUDITED)
                        ASSETS
Current assets:
  Cash and cash equivalents ......................................     $       23,071      $       10,846
  Marketable securities ..........................................                102                  70
  Trade accounts receivable, net of allowances of $4,014 and
    $7,068, respectively .........................................             66,741              65,812
  List brokerage trade accounts receivable .......................             14,015              16,734
  Prepaid expenses ...............................................              4,738               2,973
  Deferred marketing costs .......................................              3,614               2,957
                                                                       --------------      --------------
          Total current assets ...................................            112,281              99,392
                                                                       --------------      --------------
Property and equipment, net ......................................             56,210              53,569
Intangible assets, net ...........................................            306,147             315,889
Other assets .....................................................              5,916               4,494
                                                                       --------------      --------------
                                                                       $      480,554      $      473,344
                                                                       ==============      ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ..............................     $       16,351      $        9,885
  Accounts payable ...............................................             14,414               8,370
  List brokerage trade accounts payable ..........................             14,895              16,375
  Accrued payroll expenses .......................................              6,328               5,767
  Accrued expenses ...............................................              9,678               6,579
  Income taxes payable ...........................................                535               3,699
  Deferred revenue ...............................................              8,559               7,556
  Deferred income taxes ..........................................                836                 262
                                                                       --------------      --------------
          Total current liabilities ..............................             71,596              58,493
                                                                       --------------      --------------
Long-term debt, net of current portion ...........................            242,050             267,637
Deferred income taxes ............................................             32,329              35,319
Deferred revenue .................................................             12,000                  --
Minority interest ................................................              6,718               1,084
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000
    shares; none issued or outstanding ...........................                 --                  --
  Common stock, $.0025 par value. Authorized
    295,000,000 shares; 51,519,872 shares issued and
    50,385,054 outstanding at September 30, 2000 and 50,719,548 shares issued and 49,390,058 outstanding at December 31,
    1999 .........................................................                129                 127
  Paid-in capital ................................................            102,266              82,025
  Unamortized stock compensation expense .........................             (9,249)                 --
  Retained earnings ..............................................             31,510              38,470
  Treasury stock, at cost, 1,134,818 shares held at
    September 30, 2000 and 1,329,490 held at
    December 31, 1999 ............................................             (8,088)             (9,170)
  Accumulated other comprehensive loss ...........................               (707)               (641)
                                                                       --------------      --------------
          Total stockholders' equity .............................            115,861             110,811
                                                                       --------------      --------------
                                                                       $      480,554      $      473,344
                                                                       ==============      ==============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30,                       SEPTEMBER 30,
                                                         2000              1999              2000              1999
                                                     ------------      ------------      ------------      ------------
                                                                                (UNAUDITED)

Net sales ......................................     $     75,888      $     75,166      $    235,801      $    188,259
Costs and expenses:
Database and production costs
   (excluding non-cash stock
   compensation expense of $1,162 and
   $3,999 for the periods ended September
   30, 2000, respectively) .....................           26,141            22,484            77,530            55,774
Selling, general and administrative
   (excluding non-cash stock
   compensation expense of $67 and
   $137 for the periods ended September 30,
   2000, respectively) .........................           36,835            32,998           116,499            79,096
Depreciation and amortization ..................           13,222            10,826            39,201            22,553
Impairment of assets ...........................               --             5,599                --             5,599
Non-cash stock compensation expense ............            1,229                --             4,136                --
Acquisition costs ..............................               86             3,682             2,287             3,682
                                                     ------------      ------------      ------------      ------------
                                                           77,513            75,589           239,653           166,704
                                                     ------------      ------------      ------------      ------------
Operating income (loss) ........................           (1,625)             (423)           (3,852)           21,555
Other income (expense):
  Investment income ............................              403             9,829               840            14,017
  Gain on issuance of subsidiary stock .........               --                --            14,634                --
  Minority interest in loss of subsidiary ......            1,095                --             2,795                --
  Interest expense .............................           (6,685)           (5,783)          (19,937)          (11,831)
                                                     ------------      ------------      ------------      ------------
Income (loss) before income taxes and
  extraordinary item ...........................           (6,812)            3,623            (5,520)           23,741
Income taxes ...................................              596             2,571             1,440            10,819
                                                     ------------      ------------      ------------      ------------
Income (loss) before extraordinary item ........           (7,408)            1,052            (6,960)           12,922
Extraordinary item, net of tax .................               --                --                --               128
                                                     ------------      ------------      ------------      ------------
Net income (loss) ..............................     $     (7,408)     $      1,052      $     (6,960)     $     13,050
                                                     ============      ============      ============      ============


BASIC EARNINGS PER SHARE:

  Income (loss) before extraordinary item ......     $      (0.15)     $       0.02      $      (0.14)     $       0.27
  Extraordinary item ...........................               --                --                --                --
                                                     ------------      ------------      ------------      ------------
  Net income (loss) ............................     $      (0.15)     $       0.02      $      (0.14)     $       0.27
                                                     ============      ============      ============      ============

  Weighted average shares outstanding ..........           50,751            48,345            49,905            48,401
                                                     ============      ============      ============      ============

DILUTED EARNINGS PER SHARE:

  Income (loss) before extraordinary item ......     $      (0.15)     $       0.02      $      (0.14)     $       0.27
  Extraordinary item ...........................               --                --                --                --
                                                     ------------      ------------      ------------      ------------
  Net income (loss) ............................     $      (0.15)     $       0.02      $      (0.14)     $       0.27
                                                     ============      ============      ============      ============

  Weighted average shares outstanding ..........           50,751            48,378            49,905            48,444
                                                     ============      ============      ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               2000            1999
                                                            ----------      ----------
                                                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ....................................     $   (6,960)     $   13,050
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization ......................         39,201          22,553
   Amortization of deferred financing costs ...........            868              --
   Deferred income taxes ..............................         (2,416)            933
   Net realized gains on sale of
    marketable securities .............................             --         (12,764)
   Non-cash acquisition costs .........................            615              --
   Impairment of assets ...............................             --           5,599
   Gain on issuance of subsidiary stock ...............        (14,634)             --
   Non-cash stock compensation expense ................          4,136              --
   Non-cash 401(k)  contribution in common stock ......          1,541              --
   Minority interest in loss of subsidiary ............         (2,795)             --
   Changes in assets and liabilities, net of
    effect of acquisitions:
     Trade accounts receivable ........................          1,120          (9,205)
     List brokerage trade accounts
      Receivable ......................................          2,719           4,853
     Prepaid expenses and other assets ................         (3,172)           (412)
     Deferred marketing costs .........................           (657)            840
     Accounts payable .................................          5,958           4,054
     List brokerage trade accounts payable ............         (1,480)         (4,834)
     Income taxes receivable and payable ..............         (3,164)          7,079
     Accrued expenses and other liabilities ...........         13,629          (3,086)
                                                            ----------      ----------

      Net cash provided by operating activities .......         34,509          28,660

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of marketable securities .........             --          31,668
 Purchases of marketable securities ...................            (32)         (4,184)
 Purchases of property and equipment ..................         (8,215)         (8,102)
 Acquisitions of businesses ...........................         (9,308)       (206,080)
 Software and database development costs ..............         (9,944)         (5,540)
 Other ................................................             --            (203)
                                                            ----------      ----------

 Net cash used in investing activities ................        (27,499)       (192,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term debt ..........................        (21,122)        (12,473)
 Proceeds from long-term debt .........................             --         165,000
 Proceeds from issuance of subsidiary stock ...........         22,845              --
 Acquisitions of treasury stock .......................             --          (6,553)
 Deferred financing costs .............................           (708)         (3,989)
 Repurchase of senior subordinated notes ..............             --          (8,370)
 Proceeds from exercise of stock options ..............          4,200           1,477
                                                            ----------      ----------
   Net cash provided by
    financing activities ..............................          5,215         135,092
 Effect of exchange rate fluctuations on cash .........             --            (149)
                                                            ----------      ----------

Net increase (decrease) in cash and cash
  equivalents .........................................         12,225         (28,838)
Cash and cash equivalents, beginning ..................         10,846          29,603
                                                            ----------      ----------
Cash and cash equivalents, ending .....................     $   23,071      $      765
                                                            ==========      ==========


Supplemental cash flow information:
 Interest paid ........................................     $   16,568      $    9,140
                                                            ==========      ==========

 Income taxes paid ....................................     $    8,059      $    2,918
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

The Company suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.

2. EARNINGS PER SHARE INFORMATION

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      -------------------------     -------------------------
                                                                         2000           1999           2000           1999
                                                                      ----------     ----------     ----------     ----------
         Weighted average number of shares outstanding used in
           basic EPS ............................................         50,751         48,345         49,905         48,401
         Net additional common stock equivalent shares
           outstanding after assumed exercise of stock options ..             --             33             --             43
                                                                      ----------     ----------     ----------     ----------
         Weighted average number of shares outstanding
           used in diluted EPS ..................................         50,751         48,378         49,905         48,444
                                                                      ==========     ==========     ==========     ==========

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

    The following table summarizes segment information:

                                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                 ----------------------------------------------------------------
                                                     SMALL           LARGE          CORPORATE        CONSOLIDATED
                                                   BUSINESS         BUSINESS        ACTIVITIES           TOTAL
                                                 ------------     ------------     ------------      ------------
                                                                          (IN THOUSANDS)

         Net sales .........................     $     34,340     $     41,548     $         --      $     75,888
         Non-cash stock compensation .......               --               --            1,229             1,229
         Acquisition costs .................               --               --               86                86
         Operating income (loss) ...........            8,396           18,795          (28,816)           (1,625)
         Investment income .................               --               --              403               403
         Interest expense ..................               --               --            6,685             6,685
         Income (loss) before income
            taxes and extraordinary item ...            8,396           18,795          (34,003)           (6,812)


                                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                 ----------------------------------------------------------------
                                                     SMALL           LARGE          CORPORATE        CONSOLIDATED
                                                   BUSINESS         BUSINESS        ACTIVITIES           TOTAL
                                                 ------------     ------------     ------------      ------------
                                                                          (IN THOUSANDS)

         Net sales .........................     $     31,737     $     43,429     $         --      $     75,166
         Impairment of assets ..............               --               --            5,599             5,599
         Acquisition and restructuring
           charges .........................               --               --            3,682             3,682
         Operating income (loss) ...........           13,201           15,229          (28,853)             (423)
         Investment income .................               --               --            9,829             9,829
         Interest expense ..................               --               --            5,783             5,783
         Income (loss) before income
            taxes and extraordinary item ...           13,201           15,229          (24,807)            3,623


                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                 ----------------------------------------------------------------
                                                     SMALL           LARGE          CORPORATE        CONSOLIDATED
                                                   BUSINESS         BUSINESS        ACTIVITIES           TOTAL
                                                 ------------     ------------     ------------      ------------
                                                                          (IN THOUSANDS)

         Net sales .........................     $    110,375     $    125,426     $         --      $    235,801
         Non-cash stock compensation .......               --               --            4,136             4,136
         Acquisition costs .................               --               --            2,287             2,287
         Operating income (loss) ...........           27,657           56,095          (87,604)           (3,852)
         Investment income .................               --               --              840               840
         Interest expense ..................               --               --           19,937            19,937
         Income (loss) before income taxes
            and extraordinary item .........           27,657           56,095          (89,272)           (5,520)


                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                 ----------------------------------------------------------------
                                                     SMALL           LARGE          CORPORATE        CONSOLIDATED
                                                   BUSINESS         BUSINESS        ACTIVITIES           TOTAL
                                                 ------------     ------------     ------------      ------------
                                                                          (IN THOUSANDS)

         Net sales .........................     $     98,246     $     90,013     $         --      $    188,259
         Impairment of assets ..............               --               --            5,599             5,599
         Acquisition and restructuring
            charges ........................               --               --            3,682             3,682
         Operating income (loss) ...........           46,787           35,495          (60,727)           21,555
         Investment income .................               --               --           14,017            14,017
         Interest expense ..................               --               --           11,831            11,831
         Income (loss) before income taxes
            and extraordinary item .........           46,787           35,495          (58,541)           23,741

4. COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss), including the components of other comprehensive income (loss), is as follows:

                                                                   FOR THE THREE                   FOR THE NINE
                                                                   MONTHS ENDED                    MONTHS ENDED
                                                            --------------------------      --------------------------
                                                             SEPT 30,        SEPT 30,        SEPT 30,        SEPT 30,
                                                               2000            1999            2000            1999
                                                            ----------      ----------      ----------      ----------
                                                                                  (IN THOUSANDS)

         Net income ...................................     $   (7,408)     $    1,052      $   (6,960)     $   13,050
         Other comprehensive income (loss):
           Unrealized gain (loss) from investments:

             Unrealized gains (losses) ................            (39)         (9,751)            (39)         (7,136)
             Related tax expense ......................             --           3,705              --           2,712
                                                            ----------      ----------      ----------      ----------
             Net ......................................            (39)         (6,046)            (39)         (4,424)
                                                            ----------      ----------      ----------      ----------

           Reclassification adjustment for net gains
             (losses) realized on sale of marketable
             securities:
             Realized gains (losses) ..................             --              48              --           1,944
             Related tax expense ......................             --             (18)             --            (739)
                                                            ----------      ----------      ----------      ----------
             Net ......................................             --              30              --           1,205
                                                            ----------      ----------      ----------      ----------

           Foreign currency translation adjustments ...             --              --             (27)           (634)
                                                            ----------      ----------      ----------      ----------

         Total other comprehensive income (loss) ......            (39)         (6,016)            (66)         (3,853)
                                                            ----------      ----------      ----------      ----------
         Comprehensive income .........................     $   (7,447)     $   (4,964)     $   (7,026)     $    9,197
                                                            ==========      ==========      ==========      ==========

    The components of accumulated other comprehensive income (loss) is as follows:

                                                             FOREIGN                          ACCUMULATED
                                                            CURRENCY        UNREALIZED           OTHER
                                                           TRANSLATION    GAINS/(LOSSES)     COMPREHENSIVE
                                                           ADJUSTMENTS    ON SECURITIES         INCOME
                                                           -----------    -------------      -------------
                                                                          (IN THOUSANDS)
                      Balance at September 30, 2000          $ (668)          $   (39)            $  (707)
                                                             ======           =======             =======
                      Balance at September 30, 1999          $ (634)          $    95             $  (539)
                                                             ======           =======             =======

5. GAIN ON ISSUANCE OF SUBSIDIARY STOCK

    During the nine months ended September 30, 2000, infoUSA.com, a subsidiary of the Company, issued approximately 5.1 million shares of convertible preferred stock for approximately $22.8 million or $4.47 per share. As a result of the issuance of the convertible preferred stock, the Company's ownership in infoUSA.com decreased from approximately 83 percent at December 31, 1999 to approximately 67 percent at September 30, 2000 and a gain of $14.6 million was recorded. No deferred income taxes were recorded due to the gain being a non-taxable transaction. infoUSA.com is an online provider of white and yellow page directory assistance and an Internet destination for sales and marketing tools and information.

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

    Effective May 2000, the Company acquired certain assets and assumed certain liabilities of idEXEC, a Thomson Financial company. idEXEC provides a worldwide database of 60,000 large businesses and 400,000 executives for business-to-business prospecting, marketing, and research applications. Total consideration for the acquisition was $7.3 million, consisting of $5.1 million in cash, funded using cash provided by operations, and 391,000 shares of common stock at a recorded value of $2.2 million, funded using shares of treasury stock held by the Company. The Company applied the provisions of EITF Issue 95-19 in determining fair value of its shares issued for the purchase, using the average share price for the Company's common stock prior to and subsequent to the announcement date of May 2, 2000. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of idEXEC have been included in the Company's financial statements since the date of acquisition. Intangibles recorded as part of the purchase included goodwill of $8.4 million, which is being amortized over 15 years. No pro forma operating results have been included as the Company has determined that the results of operations for idEXEC are not material.

    Effective May 2000, the Company acquired certain assets and assumed certain liabilities of Getko Direct Response of Canada ("Getko"), a Cendant Corporation company. Getko provides Canadian list and data processing services for the direct marketing industry. Total consideration for the acquisition was $1.6 million, funded using cash provided by operations. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Getko have been included in the Company's financial statements since the date of acquisition. Intangibles recorded as part of the purchase included goodwill of $1.5 million, which is being amortized over 15 years. No pro forma operating results have been included as the Company has determined that the results of operations for Getko are not material.

7. ACQUISITION COSTS

    During the quarter ended September 30, 2000, the Company recorded charges of $86 thousand related to the Company's acquisition of American Church Lists, idEXEC and Getko. These charges represent costs incurred to integrate these acquired operations into the Company's existing operations. These costs were not directly related to the acquisition of these companies, and therefore could not be capitalized as part of the purchase price.

    For the nine months ended September 30, 2000, the Company recorded acquisition costs of $2.3 million. Acquisition costs related to the acquired companies described above totaled $0.5 million. Additionally, the Company recorded charges of $1.8 million associated with the Company's unsuccessful bid to acquire the consumer database division of R.L. Polk.

8. NON-CASH STOCK COMPENSATION EXPENSE

    The Company's partially-owned subsidiary, infoUSA.com, sponsors an Equity Incentive Plan in which shares of common stock are reserved for issuance to officers, directors, employees and consultants of the subsidiary. Options granted during the nine months ended September 30, 2000 totaled 3.3 million options with a weighted average exercise price of $1.61. The Company uses Accounting Principles Bulletin (APB) Opinion No. 25 to account for stock-based compensation to employees and directors of the Company and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans for stock-based compensation to non-employees of the Company. As such, the Company has recorded a non cash charge of $4.1 million during the nine months ended September 30, 2000 related to the issuance of stock options for infoUSA.com. The charge was recorded as an addition to paid-in-capital.

9. IMPAIRMENT OF ASSETS

    During the quarter ended September 30, 1999, as a direct result of the acquisition of Donnelley in July 1999 and the addition of the Donnelly consumer database file, the Company recorded a write-down of $3.9 million on the unamortized balance of the Company's existing consumer database white pages file which was impaired due to the addition of the more complete Donnelley consumer file.

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

10. EXTRAORDINARY ITEM, NET OF TAX

    During the quarter ended March 31, 1999, the Company repurchased $9.0 million of its 9 1/2% Senior Subordinated Notes (the "Notes"). In connection with the repurchase of the Notes, the Company recorded a gain of $0.1 million, net of deferred financing costs of $0.4 million written-off in proportion to the face amount of Notes purchased and retired.

11. NON-CASH INVESTING AND FINANCING ACTIVITIES

    The Company acquired computer equipment totaling $2.0 million and $4.0 million under capital lease obligations for the nine month periods ended September 30, 2000 and 1999, respectively.

12. CONTINGENCIES

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

GENERAL

The Company is a leading provider of business and consumer marketing information and data processing services. The Company's products and services help its clients generate new customers more effectively at lower cost. The Company's key assets include proprietary databases of 12 million businesses and 200 million consumers in the United States and Canada, which the Company believes are among the most comprehensive and accurate available. The Company leverages these key assets by selling a broad range of marketing information products and data processing services through targeted distribution channels to small and medium size businesses, large corporations and also to consumers.

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to the acquisitions of Donnelley Marketing (Donnelley) during July 1999, American Church Lists during March 2000, idEXEC in May 2000 and Getko Direct Response of Canada (Getko) in May 2000:

                                                                     THREE MONTHS      THREE MONTHS     NINE MONTHS     NINE MONTHS
                                                                         ENDED             ENDED           ENDED           ENDED
                                                                     SEPT 30, 2000     SEPT 30, 1999   SEPT 30, 2000   SEPT 30, 1999
                                                                     -------------     -------------   -------------   -------------
  CONSOLIDATED STATEMENT OF OPERATIONS DATA:

  Net sales .....................................................            100%             100%             100%             100%
  Costs and expenses:
    Database and production costs ...............................             34               30               33               30
    Selling, general and administrative .........................             49               44               49               42
    Depreciation and amortization ...............................             17               15               17               12
    Non-cash stock compensation expense .........................              2               --                2               --
    Impairment of assets ........................................             --                7               --                3
    Acquisition costs ...........................................             --                5                1                2
                                                                      ----------       ----------       ----------       ----------
       Total costs and expenses .................................            102              101              102               89
                                                                      ----------       ----------       ----------       ----------
  Operating income (loss) .......................................             (2)              (1)              (2)              11
  Other income (expense), net ...................................             (7)               5               (1)               2
                                                                      ----------       ----------       ----------       ----------
  Income before income taxes and extraordinary item .............             (9)               4               (2)              13
  Income taxes ..................................................              1                3                1                6
                                                                      ----------       ----------       ----------       ----------
  Income before extraordinary item ..............................            (10)               1               (3)               7
  Extraordinary item, net of tax ................................             --               --               --               --
                                                                      ----------       ----------       ----------       ----------
  Net income ....................................................            (10)%              1%              (3)%              7%
                                                                      ==========       ==========       ==========       ==========

  OTHER DATA:

       SALES BY SEGMENT:
                                                                                              (in thousands)
         Small business .........................................     $   34,340       $   31,737       $  110,375       $   98,246
         Large business .........................................         41,548           43,429          125,426           90,013
                                                                      ----------       ----------       ----------       ----------
         Total ..................................................     $   75,888       $   75,166       $  235,801       $  188,259
                                                                      ==========       ==========       ==========       ==========

       SALES BY SEGMENT AS A PERCENTAGE OF  NET SALES:

         Small business .........................................             45%              42%              47%              52%
         Large business .........................................             55               58               53               48
                                                                      ----------       ----------       ----------       ----------
         Total ..................................................            100%             100%             100%             100%
                                                                      ==========       ==========       ==========       ==========

                                                                                              (in thousands)
Amortization expense of goodwill and related intangibles (1) ....     $    8,238       $    7,544       $   24,308       $   13,513
                                                                      ==========       ==========       ==========       ==========

Earnings before, interest, taxes, depreciation and
    amortization, (EBITDA), as adjusted (2) .....................     $   12,826       $   16,002       $   40,100       $   49,707
                                                                      ==========       ==========       ==========       ==========
EBITDA, as adjusted, as a percentage of net sales ...............             17%              21%              17%              26%
                                                                      ==========       ==========       ==========       ==========

Cash Flow Data:
                                                                                                              (in thousands)
     Net cash from operating activities .........................                                       $   34,509       $   28,660
                                                                                                        ==========       ==========

     Net cash used in investing activities ......................                                          (27,499)        (192,441)
                                                                                                        ==========       ==========

     Net cash from financing activities .........................                                            5,215          135,092
                                                                                                        ==========       ==========

(1) This represents amortization expense recorded by the Company on all intangibles recorded as part of the acquisition of other companies, and excludes amortization related to deferred financing costs, software development costs, and other intangible assets not recorded as part of an acquisition of another company.

(2) "EBITDA, as adjusted" is defined as operating income (loss) adjusted to exclude depreciation, amortization of intangible assets, non-cash stock compensation expenses, non-cash acquisition costs and impairment of assets. EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service debt and of the Company's cash flows from operations excluding any non-recurring items. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

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

    The Company has previously made certain disclosures relative to the continuing results of operations of acquired companies where appropriate and possible, although the Company has in the case of all acquisitions since 1996, immediately integrated the operations of the acquired companies into existing operations of the Company. Generally, the results of operations for these acquired activities are no longer separately accounted for from existing activities. The Company cannot report on the results of operations of acquired companies upon completion of the integration as the results are "commingled" with existing results. Additionally, upon integration of acquired operations, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales by acquired business units of existing products. Due to recent and potential future acquisitions, future results of operations will not be comparable to historical data. While the results cannot be accurately quantified, a number of the acquisitions have had a significant impact on net sales.

    Since 1996, database and production costs have increased as a percentage of net sales as a result of higher costs associated with data processing services and CD-Rom production. To the extent that data processing and CD-Rom sales constitute a greater percentage of net sales, the Company expects database and production costs to increase as a percentage of net sales in the future.

    Since 1997, net sales of the Company's large business segment have increased as a percentage of the Company's total net sales, due to the acquisition of the Database America Companies, Walter Karl, JAMI Marketing and Donnelley.

    Since the beginning of 1999, operating costs have increased significantly due to the Company's execution of the planned expansion of certain Internet initiatives, including infoUSA.com, BusinessCreditUSA.com, VideoYellowPages.com and ListBazaar.com. Selling, general and administrative expenses have increased significantly, and to a lesser extent, database and production costs have increased moderately. For the quarter ended September 30, 2000, net sales for the four Internet divisions increased $4.0 million, or 101% from the same period in 1999, although total operating costs for the four Internet divisions increased $9.3 million or 363% from the same period in 1999. For the nine months ended September 30, 2000, the Company's net sales for the four Internet divisions have increased $9.6 million or 89% from the same period in 1999, although total operating costs for the four Internet divisions have increased $29.4 million, or 513% from the same period in 1999. Marketing costs specific to the Internet initiatives represent the principal source for the increase.

    The issuance of subsidiary stock to outside investors has allowed the Company to continue to execute its planned expansion related to infoUSA.com as an online provider of white and yellow page directory assistance and an Internet destination for sales and marketing tools and information. The issuance of stock has allowed the Company to continue expansion without affecting working capital of existing operations. The Company may continue to issue additional stock to outside investors, although there can be no assurance that the Company will issue additional stock and such issuance is dependent upon the results of operations related to infoUSA.com and its planned expansion.

Net sales

    Net sales of the Company for the quarter ended September 30, 2000 were $75.9 million, an increase of 1% from $75.2 million for the same period of 1999. Net sales for the nine months ended September 30, 2000 were $235.8 million, an increase of 25% from $188.3 million for the same period of 1999. The increase in net sales is principally due to the acquisition of Donnelley in July 1999. The acquisitions of American Church Lists in March 2000 and idEXEC and Getko in May 2000 contributed to the increase, although the sales associated with these acquired entities were not significant.

    Net sales of the small business segment for the quarter ended September 30, 2000 were $34.3 million, an 8% increase from $31.7 million for the same period of 1999. Net sales of the small business segment for the nine months ended September 30, 2000 were $110.4 million, a 12% increase from $98.2 million for the same period in 1999. The small business segment principally engages in the selling of sales lead generation and consumer CD-Rom products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet. The overall increase in the net sales of the small business segment is principally due to the acquisition of Donnelley in July 1999 and the related sale of Donnelley's consumer data by this segment although the amount can not be accurately quantified for reasons previously described in the section "Overview." These amounts are not fully comparable as effective January 1, 2000, the operations related to Donnelley were reorganized and certain operations which were previously included in the large business segment have been included in the small business segment from January 1, 2000 forward. The amount of sales transferred to the small business segment due to the reorganization can not be accurately quantified for reasons previously described in the section "Overview." Additionally, the small business segment has experienced growth in its vertical market groups including the middle markets, government, library, medical and field sales offices groups. The increase in net sales by the small business segment described above was partially offset by a decrease in the net sales of consumer CD-Rom products. The Company recorded net sales of $2.6 million of consumer CD-Rom products during the quarter ended September 30, 2000, compared to $4.6 million during the same period in 1999. Net sales of consumer CD-Rom products were $9.8 million for the nine months ended September 30, 2000, compared to $13.5 million for the same period in 1999. The decline in net sales of consumer CD-Rom products is the result of the Company's unsatisfactory execution of merchandising programs with retailers and a change in the timing of new product releases.

    Net sales of the large business segment for the quarter ended September 30, 2000 were $41.5 million, a 4% decline from $43.4 million for the same period of 1999. These amounts are not fully comparable as effective January 1, 2000, the operations related to Donnelley were reorganized and certain operations which were previously included in the large business segment have been included in the small business segment from January 1, 2000 forward. The amount of sales transferred to the small business segment due to the reorganization can not be accurately quantified for reasons previously described in the section "Overview."

    Net sales of the large business segment for the nine months ended September 30, 2000 were $125.4 million, a 39% increase from $90.0 million for the same period in 1999. Net sales of the large business segment increased on a year-to-date versus year-to-date basis due to the following: 1) acquisition of Donnelley effective July 1999, 2) increased sales of Internet-based database licenses, and 3) increased sales of marketing database licenses. A significant portion of the increase is attributable to the acquisition of Donnelley in July 1999, although the amount can not be accurately quantified for reasons previously described in the section "Overview."

    Additional comparative information related to the large business segment includes: 1) Net sales of Internet-based database licenses for the quarter ended September 30, 2000 were $6.3 million, a 74% increase from $3.6 million for the same period of 1999. For the nine months ended September 30, 2000, net sales of Internet-based database licenses were $15.2 million, a 72% increase from $8.8 million for the same period in 1999. Since mid-1999, the Company has been successfully renewing and signing new Internet license agreements using a variable CPM model, no longer entering into Internet-based license agreements on a flat fee basis. 2) Net sales of marketing database licenses for the quarter ended September 30, 2000 were $6.6 million, a 462% increase from $1.2 million for the same period of 1999. For the nine months ended September 30, 2000, net sales of marketing database licenses were $24.1 million, a 268% increase from $6.5 million for the same period in 1999. The increase principally relates to the addition of several significant license arrangements. 3) The Company recorded net sales of data processing services of $21.3 million for the quarter ended September 30, 2000, compared to $23.2 million for the same period of 1999. For an explanation of the decrease in net sales of data processing services, refer to the discussion above regarding net sales of the large business segment on a quarter-versus-quarter basis. For the nine months ended September 30, 2000, net sales of data processing services were $63.9 million, compared to $51.3 million for the same period in 1999. The increase in net sales of data processing services is principally due to the acquisition of Donnelley in July 1999.

Database and production costs

    Database and production costs for the quarter ended September 30, 2000 were $26.1 million, or 34% of net sales, compared to $22.5 million, or 30% of net sales for the same period of 1999. For the nine months ended September 30, 2000, database and production costs were $77.5 million, or 33% of net sales, compared to $55.8 million or 30% of net sales for the same period in 1999.

    The increase in database and production costs as a percentage of net sales are primarily due to the acquisition of Donnelley in July 1999. Sales associated with the Donnelley operations have a larger composition of data processing and client services than the sales associated with the remainder of the Company's operations.

    Additionally, the increase in database and production costs as a percentage of net sales is partially due to the execution of the Company's planned expansion related to various Internet initiatives. Database and production costs related to the various Internet divisions increased $1.5 million, or 2% of net sales, from the third quarter of 1999 to the third quarter of 2000, and $3.6 million, or 2% of net sales, for the nine months ended September 30, 1999 to the nine months ended September 30, 2000. The increase for the Internet divisions is due to additional information technology and data content costs.

Selling, general and administrative expenses

    Selling, general and administrative expenses for the quarter ended September 30, 2000 were $36.8 million, or 49% of net sales, compared to $33.0 million, or 44% of net sales for the same period of 1999. For the nine months ended September 30, 2000, selling, general and administrative expenses were $116.5 million, or 49% of net sales, compared to $79.1 million, or 42% of net sales for the same period in 1999.

    The increase in selling, general and administrative expenses as a percentage of net sales is principally due to the Company's planned expansion related to various Internet initiatives. Selling, general and administrative expenses related to the various Internet divisions increased $3.8 million, or 5% of net sales, from the third quarter of 1999 to the third quarter of 2000, and $18.1 million or 8% of net sales, for the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000.

Depreciation and amortization expenses

    Depreciation and amortization expenses for the quarter ended September 30, 2000 were $13.2 million, or 17% of net sales, compared to $10.8 million, or 14% of net sales for the same period of 1999. For the nine months ended September 30, 2000, depreciation and amortization expenses were $39.2 million, or 17% of net sales, compared to $22.6 million or 12% of net sales for the same period in 1999. The increase in depreciation and amortization expenses is principally due to the acquisition of Donnelley in July 1999.

Impairment of assets

    The Company recorded asset impairment charges totaling $5.6 million, or 7% of net sales, during the quarter ended September 30, 1999. The impairment charges included: 1) a write-down of $3.9 million on the net unamortized balance of the Company's existing consumer database white pages file which was impaired due to the addition of the more complete Donnelley consumer file with the acquisition of Donnelley in July 1999, and 2) a write-down of $1.7 million on the net book value of certain leasehold improvements and in-process construction projects which were abandoned due to the move of data processing services operations from Montvale, NJ to Greenwich, CT.

Non-cash stock compensation expense

    During the quarter ended September 30, 2000, the Company recorded a non-cash charge of $1.2 million, or 2% of net sales, related to the issuance of stock options for infoUSA.com, a subsidiary of the Company. For the nine months ended September 30, 2000, the Company recorded a charge of $4.1 million, or 2% of net sales, related to these stock options.

Acquisition costs

    During the quarter ended September 30, 2000, the Company recorded charges totaling $86 thousand, or less than 1% of net sales, related to the Company's acquisition of American Church Lists, idEXEC and Getko. These charges represent costs incurred to integrate these acquired operations into the Company's existing operations.

    For the nine months ended September 30, 2000, the Company recorded acquisition costs of $2.3 million, including $0.5 thousand of integration costs described above and $1.8 million associated with the Company's unsuccessful bid to acquire the consumer database division of R.L. Polk.

Operating income (loss)

    Including the factors previously described, the Company had an operating loss of $1.6 million, or (2)% of net sales for the quarter ended September 30, 2000, compared to operating loss of $0.4 million, or (1)% of net sales for the same period in 1999. For the nine months ended September 30, 2000, the Company had an operating loss of $3.9 million, or (2)% of net sales, compared to operating income of $21.6 million or 11% of net sales for the same period in 1999.

    Operating income for the small business segment for the quarter ended September 30, 2000 was $8.4 million, or 24% of net sales, as compared to $13.2 million, or 42% of net sales for the same period in 1999. For the nine months ended September 30, 2000, operating income for the small business segment was $27.7 million, or 25% of net sales, compared to operating income of $46.8 million or 48% of net sales for the same period in 1999. The decrease in operating income as a percentage of net sales is principally due to the Company's execution of the planned expansion related to various Internet initiatives. Substantially all costs related to the Internet divisions are included in the small business segment. See the sections "Overview," "Selling, general and administrative expenses" and "database and production costs" for additional information describing the Internet divisions and the effects on the results of operations.

    Operating income for the large business segment for the quarter ended September 30, 2000 was $18.8 million, or 45% of net sales, as compared to $15.2 million, or 35% of net sales for the same period in 1999. For the nine months ended September 30, 2000, operating income for the large business segment was $56.1 million, or 45% of net sales, compared to $35.5 million, or 39% of net sales for the same period in 1999. The increase in operating income as a percentage of net sales directly relates to the overall increase in sales of marketing database licenses and Internet-based database licenses, as described in the section "Net sales", as the cost margins associated with these products are lower than the cost margins associated with the remainder of the large business segment's products.

Other income (expense), net

    Other income (expense), net was $(5.2) million, or (7)% of net sales, and $4.0 million, or 5% of net sales, for the quarters ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, other income (expense), net was $(1.7) million, or (1)% of net sales, compared to $2.2 million or 1% for the same period in 1999. Other income (expense) is comprised of interest expense, investment income, minority interest in subsidiary and other income or expense items which do not represent components of operating income (expense) of the Company.

    Interest expense was $6.7 million and $5.8 million for the quarters ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, interest expense was $19.9 million compared to $11.8 million for the same period in 1999. The increase in interest expense is principally the result of the addition of the Deutsche Bank Credit Facilities used to finance the acquisition of Donnelley in July 1999.

    Investment income was $0.4 million and $9.8 million for the quarters ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, investment income was $0.8 million compared to $14.0 million for the same period in 1999. The Company recorded realized gains on the sale of marketable securities totaling $9.4 million for the quarter ended September 30, 1999, and $12.8 million for the nine months ended September 30,1999. During the third quarter of 1999, the Company realized a gain of $8.8 million on the disposition of its holdings in InfoSpace.com common stock, the proceeds of which were used to reduce the debt outstanding incurred as part of the acquisition of Donnelley.

    During the quarter ended June 30, 2000, infoUSA.com, a subsidiary of the Company, completed additional private equity financing. As a result of the issuance of stock of this subsidiary, the Company recorded a gain of $12.2 million on the transaction. For the nine months ended September 30, 2000, the Company recorded a gain of $14.6 million on the issuance of stock of this subsidiary. The issuance of subsidiary stock to outside investors has allowed the Company to continue to execute its planned expansion related to infoUSA.com as an online provider of white and yellow page directory assistance and an internet destination for sales and marketing tools and information. The issuance of stock has allowed the Company to continue the expansion without affecting working capital of existing operations. The Company may continue to issue additional stock to outside investors, although there can be no assurances that the Company will issue additional stock and is dependent upon the results of operations related to infoUSA.com and its planned expansion.

    Minority interest in subsidiary of $1.1 million for the quarter ended September 30, 2000 and $2.8 million for the nine month period ended September 30, 2000, represents the unaffiliated investors' share of infoUSA.com's net loss for the period then ended.

Income taxes

    A provision for income taxes of $0.6 million and $2.6 million was recorded for the quarters ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, a provision for income taxes of $1.4 million was recorded compared to $10.8 million recorded for the same period in 1999. The gain the Company recorded on the issuance of subsidiary stock is not subject to income tax expense. The provisions for these periods also reflect the inclusion of amortization of certain intangibles in taxable income not deductible for tax purposes. The provisions for the periods beginning January 1, 2000 do not include the net losses associated with infoUSA.com, as this entity is not included in the Company's consolidated federal income tax return from this date forward.

Extraordinary item, net of tax

    During the nine months ended September 30, 1999, the Company repurchased $9.0 million of its 9 1/2% Senior Subordinated Notes (the "Notes"). In connection with the repurchase of the Notes, the Company recorded a gain of $0.1 million, net of deferred financing costs of $0.4 million written-off in proportion to the face amount of Notes purchased and retired.

EBITDA, as adjusted

    Excluding the non-cash stock compensation expense previously described, the Company's EBITDA, as adjusted, was $12.8 million, or 17% of net sales for the quarter ended September 30, 2000, and $16.0 million, or 21% of net sales for the same period in 1999. For the nine months ended September 30, 2000, EBITDA, as adjusted, was $40.1 million, or 17% of net sales, compared to $49.7 million or 26% of net sales for the same period in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2000, the Company's principal sources of liquidity included cash and cash equivalents of $23.1 million. Substantially all of this cash is held by the Company's subsidiary, infoUSA.com, and may only used by this subsidiary. Proceeds on the issuance of subsidiary stock totaled $22.8 million for the nine months ended September 30, 2000. As of September 30, 2000, the Company had working capital of $40.7 million, although the Company's access to the working capital of its subsidiary, infoUSA.com, is restricted.

    During 1999 in conjunction with the acquisition of Donnelley, the Company negotiated a credit arrangement which includes a Revolving Credit Facility of $30.0 million. In the second and third quarters of 2000, the Company sought and obtained certain modifications to the Credit Facility to permit continued availability of borrowing under such facility. As of September 30, 2000, the Company had no borrowings under the Revolving Credit Facility, with the exception of two outstanding letters of credit in the amount of $6.7 million reducing the availability under the Revolving Credit Facility to $23.3 million.

    Net cash provided by operating activities during the nine months ended September 30, 2000, totaled $34.5 million compared to

$28.7 million during the same period of 1999. The increase is principally the result of the receipt of $12.0 million during 2000 which represented a customer deposit on a long-term data license arrangement.

    During the nine months ended September 30, 2000, the Company spent $8.2 million for additions of property and equipment and $9.9 million related to software and database development costs.

    During the nine months ended September 30, 2000, the Company spent $9.3 million for the acquisitions of businesses. The Company acquired American Church Lists in March 2000 for $2.1 million, Getko in May 2000 for $1.7 million and idEXEC in May 2000 for $5.5 million in cash. The amounts paid reflect the inclusion of capitalized acquisition costs.

    During the nine months ended September 30, 2000, the Company received cash proceeds of $22.8 million on the issuance of stock in its subsidiary infoUSA.com and $4.2 million from the exercise of stock options.

    The Company made repayments on long-term debt totaling $21.1 million during the nine months ended September 30, 2000.

    Deferred revenue at September 30, 2000 of $12.0 million represent a customer deposit on a long-term data license arrangement.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") - SAB 101 summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements and affects a broad range of industries. The effective date of SAB 101 for the Company is the quarter ended December 31, 2000. The Company is currently evaluating the effects of SAB 101 on its methods of recognizing revenue and will recognize the impact as a change in accounting principle for the fourth quarter 2000.

FACTORS THAT MAY AFFECT OPERATING RESULTS

Our Internet strategy is subject to review and revision.

    Our Internet strategy is to leverage our proprietary content into multiple vertical market applications and provide marketing solutions for electronic commerce applications. The strategy we introduced in fiscal 2000 -- of being an incubator of Internet database companies -- is relatively untested. We cannot guarantee that each of our Internet ventures will attract the number of visitors or advertisers that we project or the financial resources necessary to support their operations, or that our customers will choose to have our products and services delivered to them over the Internet. If we are successful in these ventures, we may face strong competition from current and potential competitors, including other Internet companies and other providers of business and consumer databases. We will review our Internet strategy from time to time and may revise the strategy with respect to some or all of our Internet ventures.

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

    As of September 30, 2000, we had total indebtedness of approximately $258.4 million, including $106.0 million of Notes under an indenture (the "Indenture") and $136.8 million under a $195 million Senior Secured Credit Agreement. Substantially all of our assets are pledged as security under the terms of the Credit Agreement. The indebtedness under the Credit Agreement was incurred in connection with our acquisition of Donnelley in 1999. Our ability to pay principal and interest on the Notes issued under the Indenture and the indebtedness under the Credit Agreement and to satisfy our other debt obligations will depend upon our future operating performance. Our performance will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. The future availability of revolving credit under the Credit Agreement will depend on, among other things, our ability to meet certain specified financial ratios and maintenance tests. We expect that our operating cash flow should be sufficient to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due. If we are unable to service our indebtedness, however, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the Notes issued under the Indenture and the Credit Agreement) or seeking additional equity capital. We may not be able to obtain any such remedies on terms that are favorable or satisfactory to us, if at all.

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

                               SEPTEMBER 30, 2000

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

                                 4.1 Fifth Amendment dated November 13, 2000 to Credit Agreement by and among the Company, various lenders (as defined therein) and Bankers Trust Company, filed herewith

                                 27     Financial Data Schedule, filed herewith

    (b) Report on Form 8-K

    No reports on Form 8-K have been filed during the quarter ended September 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        infoUSA INC.

Date:  November 14, 2000                /s/ STORMY L. DEAN
                                        ---------------------------------------
                                        Stormy L. Dean, Chief Financial Officer
                                        (principal financial officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   4.1                   Fifth Amendment dated November 13, 2000 to Credit
                         Agreement by and among the Company, various lenders (as defined therein) and Bankers Trust Company, filed herewith

   27                    Financial Data Schedule, filed herewith