Form 10-K405
period 2000-12-31
INFOUSA INC
filed 2001-03-30
CIK 879437

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES ACT OF 1934
                    For the fiscal year ended December 31, 2000
                                         OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES ACT OF 1934
                    For the transition period from           to
                          Commission file number: 0-19598

                      ------------------------------------
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

                                 (402) 593-4500

              (Registrant's telephone number, including area code)
                      ------------------------------------

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $0.0025 PAR VALUE
                    SERIES A PREFERRED SHARE PURCHASE RIGHTS
                      ------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 23, 2001 as reported on the NASDAQ National Market System, was approximately $99 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 23, 2001 registrant had outstanding 50,520,620 shares of Common Stock.
                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2001, which will be filed within 120 days of the end of fiscal year 2000, are incorporated into Part III hereof by reference.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     This Annual Report on Form 10-K and the documents incorporated by reference into this Annual Report (as well as oral statements and other written statements made or to be made by the Company) contain forward-looking statements that are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements related to potential future acquisitions and our strategy and plans for our business contained in Item 1 "Business," Item 2 "Properties," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other parts of this annual report. Such forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth in this Annual Report under "Factors That May Affect Operating Results," as well as those noted in the documents incorporated by reference into this Annual Report. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1.  BUSINESS

COMPANY PROFILE

     infoUSA Inc. compiles and updates the finest proprietary databases of 14 million businesses and 250 million consumers in the United States and Canada. These databases are compiled from thousands of public sources and our telephone research and proprietary analytical models. Our database is the richest in content in the industry. In order to improve the quality of our databases, we make over 20 million phone calls per year to gather additional content and verify existing information. We maintain a staff of 500 full-time employees in Omaha to manage the database. The content changes by more than 60 percent every year, which includes change of address, phone number, SIC code and other content within a record. Our customers need to continually refresh their databases and that is why they keep coming to us to purchase updated products and services. Recurring revenue is a major component of our revenue, and approximately two-thirds of our revenue is recurring in nature.

     More than 3 million customers have used this information in the form of SALES LEADS, PROSPECT LISTS, MAILING LABELS, PRINTED DIRECTORIES, 3 X 5 CARDS, COMPUTER DISKETTES, BUSINESS CREDIT REPORTS, CONSUMER PRODUCTS, and on the INTERNET. The information is used by businesses for sales leads, mailing lists, credit decisions, market research, competitive analysis and vendor relationships. Consumers use our information for travel planning, job searches, due diligence and multiple other uses.

BUSINESS STRATEGY

     Our strategy is to be the leader in proprietary databases of businesses and consumers in the United States and Canada, and produce innovative products and services to meet the needs of businesses and consumers. The information provided by our databases is integral to the decision making process for businesses. Our organization is divided into five distinct groups. First is our database Compilation and Update Group. Second is our Small Business Group. Third is our Consumer Products Group. Fourth is our Large Customer Group. Fifth is Database Licensing, where we license our data to Internet companies and value-added resellers. Finally, we utilize the Internet for distribution of our proprietary content and business credit reports. We believe the Internet compliments our core business and is another distribution channel, which expands our marketplace by allowing small businesses and consumers worldwide to access our databases and purchase information in small quantities with more frequency.

DATABASE COMPILATION & UPDATE GROUP

     It is our strategy to add valuable depth to our proprietary databases. Content is king, and we have the finest content available. We believe that we are the only company that offers proprietary databases of businesses and consumers, compiled and updated under one roof. We use thousands of sources and hundreds of proprietary processes developed over the last thirty years to compile and enhance our databases. We employ over 500 people, and spend over $50 million annually to create, maintain, and enhance and deliver our databases.

     Business Database. Our proprietary business database contains information on 14 million businesses in the United States and Canada. The database contains a wealth of information about businesses such as: NAME, ADDRESS, PHONE NUMBER, SIC CODES, EMPLOYEE SIZE, BUSINESS OWNER AND KEY EXECUTIVE NAMES, CREDIT RATINGS and SALES VOLUME. We also PROVIDE FAX and TOLL FREE NUMBERS, WEBSITE ADDRESSES, HEADLINE NEWS, and PUBLIC FILINGS including liens, judgments and bankruptcies. Our data can be segmented into various segments such as Small Business Owners, Small Business Owners at Home, Big Businesses and their Corporate Affiliations, Growing Businesses, and Female Business Owners. Additionally, vertical industry data segments are created such as Physicians and Surgeons, Schools, Restaurants, Places of Interest, Churches, and Government Offices.

     We compile the business information from over 15,000 sources. Sources such as the yellow pages and telephone directory white pages, are used to identify businesses for inclusion in the database. Other sources, such as primary telephone research surveys, are used to enhance the database with key data elements like names of executives, primary SIC code, number of employees, fax numbers and Internet addresses. Additional sources, such as annual reports, SEC filings and public filings, are used to update the database with liens, judgments, bankruptcies, headline news, commercial debtor data, changes in leadership, changes of address, changes of corporate affiliations, and the like. In addition, we use information licensed from the United States Postal Service's National Change of Address (NCOA) and Delivery Sequence File (DSF) to update and maintain our business database. Accuracy is the key indicator of any database, and our database is approximately 95% accurate at any given time, which is the highest accuracy in the industry.

     We have added several unique elements to the business database over the course of the last year, including; executive email addresses, toll free numbers, square footage of the business and own versus lease information. Further investments were made in core processes and technology related to our telephone verification and compilation process which allows us to deliver the freshest data possible and provide real-time access through our data pipe technology.

     Consumer Database. By purchasing Donnelley Marketing, we acquired 80 years of database compilation technolgy and proprietary models. This database is among the most comprehensive and accurate available. Key elements in our database include names, addresses, phone numbers, age, income, marital status, presence of children, active bank cards, religion, ethnicity, dwelling type and size, home value, length of residence, vehicle data, and dozens of self-reported behavioral and lifestyle elements.

     The foundation of the consumer database begins with the compilation of all households listed in telephone directories and other public sources such as real estate records. This core data source is compiled with the highest accuracy standards in the industry. The white page file is then enhanced with over 1.8 billion records from public sources and proprietary third parties to add individuals not listed in the telephone directories and to further enhance the records with demographic and psychographic data required to segment consumer prospects. The end result is a database of 250 million consumers, 115 million households, and 55 million homeowners. In addition, we offer other specialty consumer files including: New Homeowners, New Movers, Occupant Addresses, Bankruptcies, Tax Liens and Judgments.

     In 2000, we successfully migrated our Shareforce paper survey distribution to an on-line format called e-Shareforce, which allows our e-survey to be completed via the Internet. Information obtained through the Internet is more accurate, timely, less expensive and the respondents have all provided the information voluntarily. Respondents to the e-survey provide information regarding purchase intention and habits, lifestyle characteristics and product usage. The combination of our traditional Shareforce database and our new e-Shareforce database consists of a total of over 38 million households which accounts for roughly 75% of the retail sales in the United States. Our marketing material will begin to expand our Shareforce brand to include many of our other business and consumer niche databases.

     We also introduced our Mastermatch file, which is the largest, most comprehensive multi-sourced consumer enhancement tool for appending consumer data to our client's customer databases at both a household and individual level. This allows customers to achieve the highest match rates possible for enhancement purposes.

     Privacy Issues and Consumer Data. infoUSA utilizes public record information and self-reported information provided by the consumer in order to create marketing solutions for our clients. We do not use any credit, confidential purchasing or health related data on consumers as a part of our database.

     Effect of Internet on Data Compilation. Our future plans include new sources of opt-in consumer information. We have introduced Internet opt-in consumer surveys, where consumers can volunteer lifestyle and buyer behavior that can be used to assist web marketers in targeting advertising to best meet their needs. This self-reported survey information can be obtained on the Internet with more speed, greater accuracy and at lower cost than mail-based surveys.

PRODUCTS AND SERVICES DERIVED FROM THE DATABASE

     We create many products and services from our database to meet the needs of millions of customers. From our databases of 14 million businesses in the United States and Canada and 250 million consumers in the United States we produce products such as prospect lists, mailing labels, 3 x 5 cards, diskettes, printed directories, consumer products, business credit reports, and many other products and services. Our products and data processing services are used by customers for activities such as identifying and qualifying prospective customers, initiating direct mail programs, telemarketing, analyzing and assessing market potential, monitoring the effectiveness of marketing efforts and surveying competitive markets. We are organized around four customer groups: Small Business Group, Consumer Products Group, Large Business Customers Group and the Data Licensing Group. Our products and services are designed for the unique needs of each group.

OUR CUSTOMERS AND POTENTIAL MARKETS

SMALL BUSINESS GROUP

     We estimate our potential market to be approximately 6 million small businesses. This group concentrates on the needs of small to medium size businesses, small office and home office businesses and aspiring entrepreneurs. Our products and services help small businesses analyze their existing customers, identify new markets, and grow their businesses. The products may also be used to locate suppliers, look up business credit reports, and for other marketing and reference purposes. The products and services for the Small Business Group are as follows:

     Prospect Lists, Mailing Labels, and Sales Lead Products. These products are used by customers who request specific information and formats, such as mailing labels or diskettes. We produce sales lead generation products using a combination of customized sorting criteria to meet the customer's specific marketing objectives for their geographic area.

     Electronic Delivery of Products. We deliver sales lead generation products using a variety of electronic formats, including diskettes formatted for most common software applications, magnetic tape media, DVD's, CD's, and Internet delivery of files through ListBazaar.com.

     Monthly Updates. Our databases change by over 60% annually. As a result, our customers have a need to periodically refresh their customer and marketing databases. That is why we offer a subscription program that provides customers with a prospect database and monthly updates including new leads for the market area, changes to the original database, and a list of companies that have gone out of business. We also offer monthly updates using Internet delivery.

     Business Directories and DVD Products. Many of our customers are small businesses who sell to other businesses within a specific geography. They use our printed business directories bundled with the data on DVDs.

Our customers use them for lead generation, telemarketing, and reference purposes. Our plan is to offer an interface with our web site, with these DVDs to offer our customers complete flexibility for one price.

     Business Credit Directories and Reports. Our business credit directories include a printed directory bundled with a DVD. The product is used by customers for making credit decisions, verifying company information, assisting in collection support, and identifying potential new customers. Business Credit Reports and other products can also be purchased individually on the Internet, for three dollars for each report or on a subscription basis.

     Sales Genie and Listbazaar.com. Our Sales Genie and ListBazaar.com products provide a complete Internet-based sales and marketing tool for small business owners and sales people. Sales Genie, still in the development stage, will combine Customer Relationship Management (CRM), Customer Analyzer, prospect list generation, direct marketing, telemarketing, customized mapping, business credit reports and direct mail services through a subscription-based service that will include a free dedicated PC.

CONSUMER & SMALL OFFICE -- HOME OFFICE (SOHO) MARKETS GROUP

     Consumers need our information for various applications such as directory assistance, job search, travel planning, sales leads and general reference purposes. These products come in the form of DVD/CD and are priced between $9.95 and $119.00. The popular labels are Select Phone, PowerFinder, 104 Million Businesses and Households, Caller ID, Yellow Pages USA, Streets USA and Business Credit Ratings USA. Consumer products are sold through over 5,000 retail outlets in North America, including Office Depot, Staples, CompUSA, Best Buy, Costco, Fry's Electronics, Electronics Boutique, Micro Center and Future Shop. A good percentage of the consumers who buy these products register them with us and sign up for a subscription to receive annual renewals.

     The accompanying notes to our consolidated financial statements include segment financial information for the small business and consumer products group.

LARGE CUSTOMER GROUP

     Our Large Customer group is comprised of Donnelley Marketing, Donnelley Consumer Division, Catalog Vision and Walter Karl. This group primarily sells to Fortune 1000 companies. We have increased our focus in the catalog and packaged goods area by creating separate operating units. The Catalog Vision and Donnelley Consumer Marketing division concentrate in these marketplaces to ensure we understand our customers' unique needs and provide the right products and services. The Donnelley Marketing group offers full service data, data processing, and database marketing solutions. Our customers use our products and services to acquire, retain, and cross sell their products and services to their customers.

     Donnelley Marketing provides three primary types of services to their customers: Data, Data Processing and Database Marketing Services.

     Data. Donnelley Marketing provides the largest and most comprehensive business and consumer files available on over 14 million businesses and 250 million consumers. The files include detailed firmagraphic, demographic and psychographic information. Our customers use this data to develop a better understanding of their customers.

     Data Processing Services. Data processing services encompasses a complete suite of products including merge purge, address hygiene, data append, and suppression services. Merge-purge helps our customer's identify their best prospects, reduce duplication and non-deliverable mail resulting in increased revenue and lower costs. We also provide a complete array of postal hygiene products such as National Change of Address (NCOA), Delivery Sequence File (DSF) and Locator Address Conversion System (LACS) to ensure that the right offer is delivered to the right person. Data append services enables our customers to develop a deeper understanding of their customers strengthening the overall customer relationship. We provide a variety of suppression files including do not mail, do not phone, and do not e-mail to ensure that individuals who do not want to receive offers will not.

     Database Marketing Services. As an application service provider Donnelley Marketing builds, maintains and updates customer databases. We provide our customers the ability to offer on-line and off-line marketing campaign management and decision support tools to deliver the right message to the right person in real time.

     During 2000 we introduced several new products to help our customers achieve their goals. Some examples are:

     DQI(3): As a result of combining Donnelley Marketing and Database America, we created the industry's largest and most comprehensive consumer database. Major financial institutions, retailers, catalogers and publishers have benefited from this enhancement.

     InfoConnect: A real-time data enhancement service. In conjunction with idUSA and "fuzzy" merge purge match logic we deliver high-quality, high-speed information to help our customers deliver the right message to the right person at the right time. Better and faster information helps our customers more effectively manage customer relationships thus increasing revenue and reducing costs.

     MasterMatch: The best consumer enhancement file in the industry. It delivers 45% more content and deeper demographics for the highest match rates in the industry. Our traditional customer base has been able to learn more about their customers.

     e-Suite: Allows customers to append business and consumer (e-Enhancement) attributes to their file and postal qualify (e-NCOA and e-DSF) their list using web-enabled automated end-to-end process. This suite provides the fastest and most accurate address integrity solution. Traditional direct marketers have benefited from these services.

     MarketZone DS: An Internet based, fully relational CRM database system that provides real knowledge, real analysis, real answers with real time data flow. Delivers campaign management, data segmentation and multi-dimensional list refinement with full decision support functionality.

     Database One: Donnelley Marketing's customer content integration and decision support solution that provides comprehensive view of customer prospects and the ability to manage that relationship in aggregate, by segment or on a 1-to-1 basis. Donnelley Marketing combines the businesses' information, product, and customer knowledge with our 80 years of marketing expertise, technology solutions, content, and processing capabilities to deliver the right experience to the right customer at the right time. Technology companies, publishers, financial institutions, utilities, and manufacturers manage their marketing campaigns with this service.

     CatalogVision: CatalogVision is a division of Donnelley Marketing that has been specializing in the catalog marketing industry for over 25 years. In addition to the products and services previously described, services provided to CatalogVision customers include: postal presort, NCOA, ZIP + 4, list enhancement, database hygiene, performance modeling, merge/purge, NCOA Nixie, and prospect analysis.

     Donnelley Consumer Marketing Group: Donnelley Consumer Marketing is a division of Donnelley Marketing which has been specializing in the packaged goods and retail industries for over 80 years. Donnelley Consumer Marketing provides the same services as Donnelley Marketing, but they are tailored to meet the specific needs of this marketplace.

     Walter Karl - List Management & Brokerage: The Walter Karl division provides list management services to a variety of list owners. Our special integrated, targeted marketing programs develop list rental usage in the broadest range of potential markets. With the list brokerage business, Walter Karl sources and sells specialty lists to a wide range of businesses in many industries.

     During 2000, we introduced our newest division, Walter Karl Interactive. This group focuses on providing traditional marketers with the products and services they need to successfully transition to Internet-based marketing. We are also focusing our energies on providing a full range of services to many of the new emerging dot com companies. Some of the services include E-mail list management, E-mail list brokerage, and E-Shareforce.

DATABASE LICENSING GROUP

     Our databases have multiple applications, and infoUSA cannot possibly meet all the potential needs of our customers directly. We license our databases to Internet providers, application service providers, for marketing applications, and to specific providers for use in financial markets and telematics (global position system) applications. We license our databases to value added resellers who deliver the information for a wide range of applications. Examples of the types of applications for which we license our data include: in-car navigation systems, phone company call centers for directory assistance, Internet directory assistance services and many others. Most Internet providers offering national white page and yellow page services license the database from us. Licensees (including Microsoft, InfoSpace, and Yahoo!) pay us royalties to use our databases on their web sites. In addition, most of these Internet sites provide a link to our web site, allowing potential customers to purchase additional products or services directly from us. Our directory assistance information over the Internet is free. We also license our databases to value added resellers who pay us royalties for the use of our information.

DISTRIBUTION CHANNELS

     We sell our products and services through direct mail, telemarketing, field sales offices and national accounts sales teams, the Internet, and indirectly through distribution channels such as value-added resellers and retail outlets. The sales channels used by us vary by product. Sales lead generation products are sold through direct mail, telesales, field sales offices, national accounts sales teams, and the Internet. Data processing services are sold primarily through national accounts sales teams. We currently employ over 100 national and mid-market sales executives who work with our largest customer accounts. Consumer products are sold through direct mail, telemarketing and retail outlets, and we license our databases to information resellers and large corporations.

INTERNET STRATEGY

     The Company views the Internet as an effective distribution channel for its products and services. During 2000, the Company spent a lot of money on Internet advertising and marketing. Once we realized that increased spending didn't bring increased sales, we dramatically cut back our expenses. Nevertheless, we view the Internet as a very effective and important distribution channel. As the owner of the content, infoUSA is uniquely able to use its content for exploitation of this wonderful channel.

     Our most successful application of the Internet as a distribution channel, infoUSA.com, is the exclusive licensor of yellow and white page directory information to the Internet and Wireless Web. Directory Assistance is the third most popular use of the Internet, with a potential of 300 billion annual searches. In addition to license revenues, infoUSA.com generates advertising revenue as well as revenue from selling infoUSA content, products and services over the Internet. infoUSA.com also functions as a small business sales and marketing portal, receiving over 14 million page views per month from small businesses, entrepreneurs and sales professionals.

     We are also a dominant player in the small business market, which represents a significant growth market for our Internet services. Working with Customer Relationship Management (CRM) partners such as SalesLogix, we now offer these small businesses a full range of e-CRM solutions, enabling them to both update and analyze their customer databases online. These small businesses can then use the infoUSA.com web site as their gateway to the Internet, where they can register a domain name, create an e-commerce enabled web site, and implement direct e-marketing programs.

     Another important application for our e-CRM customers will be the introduction of idUSA(TM), where a unique ID number is assigned for every business, person and location in the database. It will enable us to track businesses as they change and grow, and accompany individuals as they relocate and cycle through important life events. Using this code, we will be able to provide customers with faster and more accurate record matching and database updates, which will be delivered online. These ID numbers are the foundation for linkUSA(TM), the only database that will link people with both their work and home. Having both a proprietary business and consumer database provides us with the unique ability to accurately conjoin person, place and profession. The ID's will also link offline behaviors with self-reported online data while protecting identity and privacy with this proprietary code. This codified and linked data, combined with our leading content platform, will position us as the premier e-infomediary, defining the online standards for client profile presentation and purchaser information.

     We are in the development stage for Sales Genie. Sales Genie is an Internet based sales and marketing tool for small business that combines CRM, customer analysis, prospect list generation, direct marketing, telemarketing, customized mapping, business credit reports and direct mail services, through a subscription based service.

     We have advanced our development as e-infomediary by using the Internet as a valuable tool for data compilation as well as distribution. We have introduced Internet opt-in consumer surveys, where consumers can volunteer lifestyle and buyer behavior that can be used to assist web marketers in targeting advertising to best meet their needs. The opt-in feature also allows us to match online and offline data to form a complete profile of consumer purchase intentions and decisions. This self-reported survey information can be obtained on the Internet with more speed, greater accuracy and at lower cost than mail-based surveys. In this way, we intend to use the Internet to increase productivity, cut data compilation costs and obtain more relevant real-time information in the database. As with the consumer surveys, we are adding self-reported options to the infoUSA.com site in order to enhance our database with more unique and valuable information. For example, businesses will be able to update their own database information online, adding content such as names, titles and e-mail addresses of executives, as well as other demographics.

COMPUTER OPERATIONS AND DATABASE PROTECTION

     The Company operates four data centers located in Omaha, Nebraska; Papillion, Nebraska; Carter Lake, Iowa; and Greenwich, Connecticut. The Company also contracts mainframe data processing functions for Donnelley Marketing from an outside vendor. Business continuity is assured through our use of these four separate data center locations. We can reestablish sales, marketing, production and administrative functions at a combination of the data center sites.

     The Omaha Data Center supports our Sales Order Entry systems, contact management system, several Internet website systems, electronic data delivery systems, company enterprise systems (e.g. email, file/print servers) and company accounting systems. Sales Order Entry and accounting systems run on a midrange IBM AS/400 and two SUN UNIX machines. Contact Management is loaded on a SUN system. The Internet websites reside on approximately 18 SUN and 13 DELL servers. Electronic data delivery systems run on 6 SUN servers. Enterprise systems are driven by DELL servers running Microsoft NT. This center is also the home for the Local and Wide Area Network connectivity for desktop computers in the Omaha facility. Data communications are provided by ATM on an OC3 SHNS ring between the Ralston -- Papillion -- Carter Lake facilities, a 12 Meg Internet pipe transported on ATM riding a new OC12 SHNS network, and connectivity to the other data centers and remote offices. This center also contains a Nortel Option 81 PBX for telephone and ACD services within the facility. MCIWorldcom and Qwest provide telephone service over diverse access points into the facility. The Omaha data center is protected by a fire suppression system and a battery backup system. Business and financial data is backed up daily and stored off-site.

     Our Papillion Data Center contains the data compilation systems, enterprise support systems, and software development platforms. The business database compilation process runs on an IBM AS/400 and utilizes 6 SUN systems to support the Davox predictive dialing program. Software development and testing is done on a mixture of three other IBM AS/400s. The consumer database compilation process utilizes several DELL servers running Microsoft Windows 2000. Enterprise systems are run on large-scale servers running Microsoft NT. Network services to desktop computers and terminals and other data centers are supported in this center. Like the Omaha center, this center also contains a Nortel Option 81 PBX with diverse MCIWorldcom and Qwest telephone service access points into the facility, the ATM OC3 and the OC12 SHNS ring. A fire suppression system, battery backup system, and a diesel generator protect the Papillion center. Data is backed up daily and stored off-site. This facility is staffed with a team of over 80 Information Technology professionals.

     The Carter Lake Data Center is home to the business and consumer order fulfillment systems. An IBM AS/400, a DELL server running Microsoft Windows NT and a SUN system, provides fulfillment computer services. Various high-end printers, CDROM, magnetic tape, and diskette devices are used here to produce the customer's product. A Nortel Option 11 PBX provides facility telephone services with connection to Qwest facilities. Data communications have been enhanced by the installation of an ATM ring overlaid on the SHNS service. The Carter Lake center is protected by a fire suppression system and an uninterrupted power supply battery backup system. Data is backed up daily and stored off-site. This facility is staffed by 20 production, operations, and shipping professionals.

     The Greenwich Data Center supports Donnelley Marketing for the receipt of customer files and the creation of all customer outputs. Donnelley Marketing has entered into a computer services agreement with (i)Structure, a subsidiary of Level3, to outsource all of its mainframe processing. (i)Structure provides Donnelley a secure processing environment and state-of-the-art facilities infrastructure with a dedicated mainframe, disk storage, and a combination of virtual, silo, and manual tape. (i)Structure is considered one of the premier mainframe outsourcers in the industry. They focus heavily on providing superior customer service and maintaining high security levels. Mainframe hardware at the Distribution Center, used for customer file processing, is connected to
(i)Structure via multiple high speed DS3 data circuits utilizing CNT channel extender technology. Heavy emphasis is placed on quick turnaround, while maintaining a high level of quality control, to ensure that customer needs are being met.

     The Greenwich Data Center, in addition to providing mainframe distribution services, houses eight midrange UNIX Servers, five midrange OpenVMS Servers, multiple high-end NT Servers, and a large PC/LAN Network. A Nortel Option 61 PBX provides telephone services for the facility. The facility also maintains direct connectivity to the Internet and a WAN connection to all other Company computer facilities.

     All midrange and mainframe class computers are used to service direct marketing needs to large and mid-sized clients, many in the fortune 500 marketplace. The mainframe is used in every aspect of direct marketing computer services while the mid-range systems are used in a client server or three tiered architecture to house relational database marketing files. All systems are available on a seven day, twenty-four hour basis.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Over the last 80 years, Donnelley Marketing, and over the last 30 years, infoUSA has developed a lot of process, software, techniques and models that are unique, sophisticated and proprietary. Our databases are copyrighted, and we depend on trade secret and non-disclosure safeguards for protection of our software. We distribute our products under agreements that grant customers a license to use our products in the ordinary course of their businesses and contain terms and conditions prohibiting the unauthorized reproduction of our products. In addition, we generally enter into confidentiality agreements with our management and programming staff and limit access to and distribution of our proprietary information. There can be no assurance that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or independent third party development of substantially similar products and technology. We believe, however, that legal protection of our database and software is less significant than the knowledge and experience of our management and personnel, and their ability to develop and market existing and new products and services to millions of customers.

COMPETITION

     The business and consumer marketing information industry is highly competitive. We believe that competition in our industry is based on the quality and comprehensiveness of the information provided, the ability to deliver the information in products and formats that the customer needs, the distribution channel and to a lesser extent, on the pricing of information products and services. We also believe that the ability to provide proprietary consumer and business databases along with data processing and database marketing services is a key competitive advantage. A number of competitors are active in specific aspects of our business. In business sales lead products and credit report market, we face competition from Dun's Marketing Services ("DMS"). DMS, relies upon information compiled from Dun & Bradstreet's credit database. In consumer sales lead products, we compete with Acxiom, Experian and Equifax, both directly and through reseller networks. In data processing services, we compete with Acxiom and Harte-Hanks Data Technologies.

EMPLOYEES

     As of December 31, 2000, we employed a total of 1,841 people on a full-time basis. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company are as follows:

NAME                                   AGE                           POSITION
----                                   ---                           --------
Vinod Gupta..........................  54    Chairman of the Board and Chief Executive Officer
Stormy L. Dean.......................  43    Chief Financial Officer
Scott C. Roberts.....................  35    Corporate Controller
Fred Vakili..........................  47    Chief Administration Officer
Allen F. Ambrosino...................  57    President, Donnelley Marketing
D Joseph Thayer......................  34    President, Small Business Group
Monica Messer........................  38    President and Chief Information Officer, Database and
                                             Technology Group
William L. Kerrey....................  52    Senior Vice President, Licenses
Ed C. Mallin.........................  51    President, Walter Karl
Michael J. Morreale..................  36    Vice President, Donnelley Marketing
Hans A. Vermandel....................  48    Vice President, Donnelley Marketing
Jeff H. Ferris.......................  45    Vice President, List Reseller

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

     STORMY DEAN has served as Chief Financial Officer since January 2000. He has also served as the Corporate Controller from September of 1998 until January 2000 and as the acting Chief Financial Officer from January 1998 to August 1998. From August 1995 to September 1998, Mr. Dean served as the Company's tax director. Prior to that, Mr. Dean worked in the Tax Department of Peter Kiewit Sons Inc., a construction and telecommunications company, from January of 1990 until joining the Company in August of 1995. Mr. Dean holds a B.S. in Accounting from the University of Nebraska at Omaha, an M.B.A from the University of Nebraska at Omaha, and a Certified Public Accountant certificate.

     SCOTT ROBERTS has served as Corporate Controller since joining the company in February 2000. From August 1995 until February 2000, Mr. Roberts was the controller for the Life Cycle Services division of Inacom Corp, a technology management services company headquartered in Omaha, Nebraska. From May 1991 until August 1995 Mr. Roberts was the Director of Internal Audit for First National of Nebraska, Inc., a multi-billion dollar bank holding company. Mr. Roberts holds a B.S. in Accounting from the University of Nebraska at Omaha and is a Certified Public Accountant (inactive registrant) in the state of Nebraska.

     FRED VAKILI has served as Executive Vice President of Administration and Chief Administrative Officer since August of 1998. Mr. Vakili served as Senior Vice President of Special Projects from October 1997 to August 1998, as Senior Vice President of Value Added-Resellers Group and Canada Operations from May 1987 to October 1997, and as Senior Vice President of various Company divisions from 1985 to 1987. Mr. Vakili joined the Company in 1985 as the Product Manager for the Directory Group. Mr. Vakili holds a B.S. in Industrial Engineering and Management from Iowa State University.

     AL AMBROSINO has served as President of Donnelley Marketing since September 2000, as Executive Vice President of Donnelley Marketing from July 1999 to September 2000, and as President of Database America (DBA) from November 1991 to July 1999. The company acquired DBA in February 1997. Mr. Ambrosino holds a B.S. in Business Administration from Fairleigh Dickinson University.

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

     MONICA MESSER has served as President of the Database and Technology Group and Chief Information Officer of the Company since February 1997, and served as a Senior Vice President of the Company from January 1996 to January 1997. Ms. Messer joined the Company in 1983 and has served as a Vice President of the Company since 1985. Ms. Messer holds a B.S. in Business Administration from Bellevue University.

     WILLIAM KERREY has served as Senior Vice President, Licenses since August 1994, and as a Vice President from 1989 to August 1994. Mr. Kerrey holds a B.S. in Economics, a B.S. in Spanish and an M.S. in Agronomy from the University of Nebraska.

     ED MALLIN has served as President of Walter Karl since June 1998, as Executive Vice President of the National Accounts Division from January 1997 to June 1998 and as President of Compilers Plus from January 1990 to May 1998. Prior to that, Mr. Mallin was Executive Vice President of Compilers Plus which the Company acquired in January 1990. Mr. Mallin holds a B.A. in History from the University of Bridgeport and an M.A. in Business Administration from New York University.

     MICHAEL MORREALE has served as Executive Vice President and Chief Operating Officer of Donnelley Marketing since July 1999. Prior to the Company's acquisition of Donnelley Marketing in July 1999, Mr. Morreale held the position of Senior Vice President, General Manager from April 1997. Mr. Morreale was responsible for leading Donnelley Marketing's sales, marketing, and operations functions. Since 1987, Mr. Morreale has held various corporate, financial and operating positions in the information industry. Mr. Morreale is a summa cum laude graduate of Long Island University and is a graduate of Columbia University's Graduate School of Business Senior Executive Program.

     HANS VERMANDEL has served as Vice President and General Manager of Donnelley Marketing since January 2001, and as Senior Vice President and National Sales Manager of Donnelley Marketing from July 1999 to January 2001. Mr. Vermandel served as Vice President and National Sales Manager for the company's National Accounts division from September 1998 to July 1999, and as a Regional Vice President and Regional Sales Manager from March 1994 to September 1998. Before joining the company in March 1994, Mr. Vermandel spent 18 years at the Dun & Bradstreet Corporation in a variety of sales and sales management capacities. Mr. Vermandel holds B.S. degrees in both Marketing and Management from The University of Pennsylvania, Wharton School of Economics and Finance.

     JEFF FERRIS has served as Vice President of the List Reseller Division since November 2000. Mr. Ferris temporarily worked for an Internet development company from April 1999 to November 2000. Mr. Ferris served as Vice President of Product Development from February 1997 to April 1999. Prior to that, Mr. Ferris served as Vice President of the Market Research Division from February 1992 to February 1997. Mr. Ferris holds a B.S. in Business Administration from the University of Nebraska-Lincoln.

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

     In addition, we lease a 69,000 square foot facility in Greenwich, Connecticut which lease expires in September 2003. The Greenwich, Connecticut facility houses various Donnelley Marketing sales and operations functions, and serves as one of our data centers. Donnelley Marketing also leases a 60,000 square foot facility in Ames, Iowa, which houses consumer database and client services operations. Donnelley Marketing is currently headquartered in Omaha, Nebraska. We also lease a 36,600 square foot facility in Foster City, California which lease expires in June 2010. The Foster City, California facility houses our infoUSA.com sales and operations functions. We also lease sales office space at approximately 45 different locations in the United States, Canada and the United Kingdom, the aggregate rental obligations of which are not significant.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our Common Stock $0.0025 par value, is traded on the NASDAQ National Market System under the symbol IUSA.

     We had two classes of Common Stock that were traded on the NASDAQ National Market between October 10, 1997 and October 21, 1999. The two classes were Class A Common Stock and Class B Common Stock with symbols of IUSAA and IUSAB, respectively. On October 21, 1999, we received shareholder approval to combine and reclassify the Class A common stock and Class B common stock into a single class of common stock. The combination had no effect on the total number of shares outstanding, with each of the Class A and Class B shares converted on a one-for-one basis for the reclassified single class of common stock. Each share of stock is entitled to a single vote. Effective October 25, 1999, our shares began trading on NASDAQ under the temporary symbol of IUSAD, which was ultimately changed to the permanent symbol IUSA.

     The following table sets forth the high and low closing prices for our Common Stock during each quarter of 2000 and 1999, as adjusted to give effect to stock splits and stock combinations completed to date.

                                  COMMON STOCK

                                                             HIGH     LOW
                                                            ------   -----
2000
Fourth Quarter............................................  $ 4.69   $2.06
Third Quarter.............................................  $ 8.38   $4.81
Second Quarter............................................  $ 9.31   $4.75
First Quarter.............................................  $17.19   $9.13
1999
Fourth Quarter............................................  $14.38   $5.19
Third Quarter.............................................  $ 8.06   $5.00
Second Quarter............................................  $11.13   $5.38
First Quarter.............................................  $ 6.31   $4.50

     As of March 22, 2001, there were 127 stockholders of record of the Common Stock, and an estimated additional 5,000 stockholders who held beneficial interests in shares of common stock registered in nominee names of banks and brokerage houses.

     We have not declared or paid any cash dividends on our capital stock. We intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on our financial condition, results of operations and other factors deemed relevant by our Board of Directors. Existing credit agreements generally prohibit the payment of dividends or other distributions with respect to our common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended December 31, 2000 are derived from the Company's audited Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. The Consolidated Financial Statements as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000, are included elsewhere in this Form 10-K.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Net sales..............................   $305,668   $265,853   $228,678   $193,327   $108,298
Costs and expenses:
  Database and production costs........    101,831     78,644     66,319     55,090     29,272
  Selling, general and
     administrative....................    149,721    108,435    117,724     80,203     45,766
  Depreciation and amortization(1).....     52,195     34,933     27,472     34,415     16,355
  Impairment of assets(2)..............      2,135      5,599         --         --         --
  Acquisition costs(3).................      2,287      4,166      3,643      2,598         --
  Non-cash stock compensation..........      3,113         --         --         --         --
  Restructuring charges(4).............      5,800         --      2,616         --         --
  Provision for litigation
     settlement(5).....................         --         --      4,500         --         --
  In-process research and
     development(6)....................         --         --      3,834     53,500     10,000
                                          --------   --------   --------   --------   --------
     Total costs and expenses..........    317,082    231,777    226,108    225,806    101,393
                                          --------   --------   --------   --------   --------
Operating income (loss)................    (11,414)    34,076      2,570    (32,479)     6,905
Other income (expense):
  Investment income....................      1,250     14,196     16,628      3,748      3,194
  Interest expense.....................    (26,651)   (18,579)    (9,160)    (4,098)      (209)
  Minority interest income.............      6,294         --         --         --         --
  Gain on issuance of subsidiary
     stock(7)..........................     14,634      8,886         --         --         --
  Other................................         --         --     (2,000)        --       (943)
                                          --------   --------   --------   --------   --------
Income (loss) from continuing
  operations before income taxes,
  extraordinary item and cumulative
  effect of change in accounting
  principle............................    (15,887)    38,579      8,038    (32,829)     8,947
Income tax expense.....................      1,320     14,047      5,880      6,987      3,400
                                          --------   --------   --------   --------   --------
Income (loss) from continuing
  operations before extraordinary item
  and cumulative effect of a change in
  accounting principle.................    (17,207)    24,532      2,158    (39,816)     5,547
Loss from discontinued operations(8)...     (4,160)    (1,474)        --         --       (355)
Extraordinary item, net of tax(9)......         --        128         --         --         --
Loss from abandonment of
  subsidiary(8)........................         --         --         --         --     (1,373)
Cumulative effect of a change in
  accounting principle, net of
  tax(10)..............................    (10,266)        --         --         --         --
                                          --------   --------   --------   --------   --------
Net income (loss)......................   $(31,633)  $ 23,186   $  2,158   $(39,816)  $  3,819
                                          ========   ========   ========   ========   ========
Basic earnings (loss) per share from
  continuing operations................   $  (0.34)  $   0.51   $   0.04   $  (0.82)  $   0.13
                                          ========   ========   ========   ========   ========
Diluted earnings (loss) per share from
  continuing operations................   $  (0.34)  $   0.51   $   0.04   $  (0.82)  $   0.13
                                          ========   ========   ========   ========   ========
Basic earnings (loss) per share........   $  (0.63)  $   0.48   $   0.04   $  (0.82)  $   0.09
                                          ========   ========   ========   ========   ========

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Diluted earnings (loss) per share......   $  (0.63)  $   0.48   $   0.04   $  (0.82)  $   0.09
                                          ========   ========   ========   ========   ========
Weighted average shares outstanding --
  basic................................     50,304     48,470     49,314     48,432     42,065
                                          ========   ========   ========   ========   ========
Weighted average shares outstanding --
  diluted..............................     50,304     48,613     50,215     48,432     42,390
                                          ========   ========   ========   ========   ========
OTHER DATA:
Earnings before interest, taxes,
  depreciation and amortization
  ("EBITDA"), as adjusted(11)..........   $ 46,029   $ 74,608   $ 33,876   $ 55,436   $ 33,260
                                          ========   ========   ========   ========   ========
CASH FLOW DATA:
Net cash provided by operating
  activities...........................   $ 35,930   $ 29,377   $ 16,742   $ 30,256   $ 12,321
                                          ========   ========   ========   ========   ========
Net cash used in investing
  activities...........................    (29,491)  (200,071)   (36,626)   (99,932)   (13,824)
                                          ========   ========   ========   ========   ========
Net cash from (used in) financing
  activities...........................      4,408    152,142     38,834     72,832     (2,999)
                                          ========   ========   ========   ========   ========

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Working capital........................   $ 19,943   $ 40,899   $ 70,157   $ 60,007   $ 45,727
Total assets...........................    463,545    473,344    270,773    194,911    107,877
Long-term debt, including current
  portion..............................    258,652    277,522    128,259     82,000      1,135
Stockholders' equity...................     90,970    110,811     88,247     80,236     87,605

---------------

(1) During 1996, includes a charge of $11.5 million for the change in estimated useful lives based on management's evaluation of their remaining lives of certain intangibles related to acquisitions prior to 1995.

(2) During 2000, the Company recorded a write-down of $2.1 million for certain capitalized software development costs, fixed assets related to the abandoned infoPIX business photograph project, as well as public offering and leasehold improvement costs of infoUSA.com, a subsidiary of the Company.

     During 1999, the Company recorded a write-down of $3.9 million on the Company's existing consumer database due to the acquisition of Donnelley Marketing and a write-down of $1.7 million on leasehold improvements and in-process construction projects due to the move of the Company's data processing operations from Montvale, NY to Greenwich, CT.

(3) Includes the following acquisition costs: 1) $1.8 million for the attempted acquisition of the consumer database division of R.L. Polk and $0.5 million related to the acquisitions of idEXEC, American Church Lists and Getko Direct Response (2000) 2) $4.2 million associated with the acquisition and integration of Donnelley Marketing (1999), 3) $3.0 million of costs associated with the Company's bid to acquire Metromail Corporation and $0.6 million associated with the Company's offering to sell Common Stock which was not completed (1998), and 4) $2.6 million associated with the acquisition and integration of DBA Holdings, Inc. ("DBA") and Pro CD
     (1997).

(4) During 2000, the Company recorded the following restructuring charges: 1) $2.1 million severance costs for approximately 350 employees terminated during December 2000, and 2) lease termination costs of $3.7 million associated with the infoUSA.com Foster City, California location.

     During 1998, the Company recorded the following restructuring charges: 1) $1.4 million related to the Company's compilation and sales activities for new businesses, and 2) $1.2 million related to certain cost reduction measures enacted by the Company.

(5) During 1998, includes $4.5 million in damages awarded to Experian Information Solutions, Inc. in connection with arbitration of a contractual dispute.

(6) Includes the following charges for purchased in-process research and development costs associated with the acquisitions of Walter Karl, Inc. of $3.8 million (1998), DBA of $49.2 million (1997), Pro CD of $4.3 million
     (1997) and Digital Directory Assistance, Inc. of $10.0 million (1996).

(7) During 2000 and 1999, infoUSA.com, completed its first and second rounds of venture capital financing. As a result of the issuance of common stock of this subsidiary, the Company recorded gains of $14.6 million and $8.9 million, respectively, on the transactions.

(8) During December 2000, the Company discontinued the operations of its VideoYellowPages.com Internet unit and recorded a loss of $4.2 million, net of tax. The loss is comprised of two components: 1) the loss of its results of operations of $3.4 million, net of tax for the full fiscal year, and 2) charges totaling $0.8 million, net of tax, for asset impairments. The loss from this discontinued operation for 1999 was $1.5 million, net of tax.

     During 1995, the Company sold American Business Communications for $3.0 million in the form of a non-recourse promissory note. In 1996, the Company recorded a loss of $1.4 million attributable to the default by the purchaser on the non-recourse promissory note delivered to the Company in this transaction.

(9) During 1999, the Company repurchased $9.0 million of its Senior Subordinated Notes. As part of the repurchase, the Company recorded a net gain of $0.1 million.

(10) During 2000, the Company changed its revenue recognition method for data licensing revenue. Effective January 1, 2000, the Company began to recognize revenue on data license arrangements on a straight-line basis. This change in method was made because a growing proportion of such license revenue is from long-term and continuous access agreements. The Company believes the newly adopted method of accounting better reflects the service commitment inherent in its various license agreements. The cumulative effect of the change in method of $10.3 million is net of income tax benefit of $3.5 million. Assuming the above described revenue recognition policy had been implemented on January 1, 1998, pro forma consolidated net sales, net income from continuing operations and net income from continuing operations per share would have been as follows:

                                                      FOR THE YEARS ENDED
                                                  ----------------------------
                                                  DECEMBER 31,    DECEMBER 31,
                                                      1999            1998
                                                  ------------    ------------
                                                         (IN THOUSANDS,
                                                   EXCEPT PER SHARE AMOUNTS)
Net sales.....................................      $261,466        $226,754
Net income from continuing operations.........      $ 21,812        $    965
Basic earnings per share......................      $   0.45        $   0.02
Diluted earnings per share....................      $   0.45        $   0.02

---------------

(11) "EBITDA, as adjusted" is defined as operating income (loss) adjusted to exclude depreciation and amortization, impairment of assets, non-cash stock compensation expense and in-process research and development charges. EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service debt and of the Company's cash flows from operations excluding any non-recurring items. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

(12) The Company has made several acquisitions since 1996 that would affect the comparability of historical data. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     infoUSA is a leading provider of business and consumer information, data processing and database marketing services. The Company's key assets include proprietary databases of 14 million businesses and 250 million consumers in the United States and Canada. We believe our proprietary content is the most comprehensive and accurate data available. We leverage these key assets by selling through multiple distribution channels to over 3 million customers which include small and medium-size businesses, Fortune 1000 companies, consumers, and Internet users.

     Historically, our revenue has been derived predominantly through the sale of customized sales lead generation products. We estimate that no customer represented greater than approximately 4% of net sales in 2000. As our company has expanded product and service offerings, we have successfully capitalized on new markets and applications for our proprietary databases. We began to recognize significant revenue from data processing services in 1997 following the acquisition of Database America and continued expanding our data processing revenue with the acquisition of Donnelley Marketing in July of 1999. The acquisition of Donnelley Marketing enhanced our proprietary consumer database and database marketing services. The merger made us the only company in our industry offering proprietary business and consumer data, data processing, and database marketing services and gave us the ability to offer complete solutions and fulfill substantially all the database, data processing, and database marketing needs of our Fortune 1000 customers. With the expansion of our Consumer Products Division, and the acquisition of Pro CD and Digital Directory Assistance, revenue from consumer CD-Rom products increased substantially between 1993 and 1997. Retail sales of consumer products generate leads for our subscription sales department which is highly profitable. Walter Karl continued showing strong List Brokerage and List Management revenue growth during 2000. Walter Karl was acquired in 1998 and combined with JAMI Marketing Services to form what is now known as Walter Karl. Finally, the company has recognized strong Internet license revenue and Internet content sales since 1999 and believes there is significant opportunity to expand the market for our products and services over the Internet.

     Since the beginning of 1999, operating costs have increased significantly due to our execution of the planned expansion of certain Internet initiatives, including infoUSA.com, BusinessCreditUSA.com, Videoyellowpages.com and ListBazaar.com. Selling, general and administrative expenses have increased significantly, and database and production costs have increased moderately. For the year ended December 31, 2000, net sales for the four Internet divisions increased $10.0 million, or 64% from the year ended December 31, 1999, although total operating costs for the Internet divisions increased $33.9 million or 457% from the year ended December 31, 1999. Marketing costs specific to the Internet initiatives represent the principal source of the increase.

     During the fourth quarter of 2000, the Company reevaluated its Internet Strategy. The Company realized spending was too high on advertising and brand activities that were not profitable. The Company cut back on investments in all four Internet initiatives. The operations of Videoyellowpages.com were discontinued in December of 2000. The Company realized it did not have the resources required to make this idea succeed. The Company cut back dramatically the investment in BusinessCreditUSA.com and ListBazaar.com. businesses and have rolled them back into the core business. Leveraging off of the high traffic from the infoUSA.com and our partner's website, we are able to make BusinessCreditUSA.com and List Bazaar.com profitable and successful distribution channels for our proprietary content and Business Credit Reports. We also reduced the staff and infrastructure in infoUSA.com. The issuance of subsidiary stock to outside investors allowed the Company to execute our planned expansion of infoUSA.com as an online provider of white and yellow page directory assistance and an Internet destination for sales and marketing tools and information without affecting working capital of core business operations. The dramatic changes in the Internet market required us to focus on preserving the remaining investment and revise our strategy for turning infoUSA.com into a profitable subsidiary. infoUSA.com reduced its staff from approximately 85 people to 15 people by the end of December, with most of the administrative, overhead and support functions being rolled back under the parent company.

     During the fourth quarter of 2000, the large business segment experienced softer customer demand due to the macroeconomic downturn. As a result, some of its Fortune 1000 customers were impacted by budgetary constraints and forced to postpone capital spending decisions. Beginning in December, the large business segment cut costs to be in line with reduced revenue expectations. The large business segment is now well positioned to increase its profitability during 2001, and will continue to focus on expense control and profitable revenue growth through the introduction of innovative new products. These include the recently introduced Database-One(TM), a premier e-CRM solution that integrates the entire suite of Donnelley products to create a real-time customer content integration and decision support tool.

     The Company's net sales are generated from the sale of its products and services and the licensing of its data to third parties. Revenue from the sale of products and services is generally recognized when the product is delivered or the services are performed. During 2000, the Company changed its method of accounting for data licensing arrangements sold with updates to record revenue on a straight-line basis over the license term. This newly adopted method of accounting better reflects the service commitments inherent in the Company's licensing arrangements in light of the growing proportion of such licensing revenue from long-term and continuous access agreements. Previously, the majority of revenue from data licensing with updates was recognized at the time the initial set of data is delivered, with the remaining portion being deferred and recognized over the license term as the Company provided updated information.

     The Company's operating expenses are determined in part based on the Company's expectations of future revenue growth and are substantially fixed in the short term. As a result, unexpected changes in revenue will have a disproportionate effect on financial performance in any given period. The Company's database and production costs are generally charged to expense as incurred and relate principally to maintaining, verifying and updating its databases, fulfilling customer orders and the producing of DVD titles. Costs to develop new databases are capitalized by the Company and amortized upon the successful completion of the databases over a period ranging from one to five years. Selling, general and administrative expenses consist principally of salaries and benefits associated with the Company's sales force as well as costs associated with its catalogs and other promotional materials.

     The Company had previously made certain disclosures relative to the continuing results of operations of acquired companies where appropriate and possible, although the Company has in the case of all acquisitions since 1996, immediately integrated the operations of the acquired companies into existing operations of the Company. Generally, the results of operations for these acquired activities are no longer separately accounted for from existing activities. The Company cannot report on the results of operations of acquired companies upon completion of the integration as the results are "commingled" with existing results. Additionally, upon integration of acquired operations, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales by acquired business units of existing products. Due to recent and potential future acquisitions, future results of operations will not be comparable to historical data. While the results cannot be accurately quantified, acquisitions have had a significant impact on net sales. Since 1996, database and production costs have increased as a percentage of net sales as a result of higher costs associated with data processing services and CD-Rom/DVD production. To the extent that data processing and DVD sales constitute a greater percentage of net sales, the Company expects database and production costs to increase as a percentage of net sales.

     Since 1997, net sales of the Company's large business segment have increased as a percentage of the Company's total net sales, due to the acquisition of the Database America Companies, Walter Karl, JAMI Marketing and Donnelley Marketing.

     The Company has supplemented its internal growth through strategic acquisitions. The Company has completed thirteen acquisitions since mid-1996. Through these acquisitions, the Company has increased its presence in the consumer marketing information industry, greatly increased its ability to provide data processing solutions, added two consumer CD-Rom product lines, increased its presence in list management and list brokerage services and broadened its offerings of business and consumer marketing information. The following table summarizes these acquisitions:

                                                                                                              TRANSACTION
                                                       PRINCIPAL             TYPE OF                             VALUE
ACQUIRED COMPANY                 KEY ASSET          BUSINESS SEGMENT       ACQUISITION       DATE ACQUIRED  (IN MILLIONS)(1)
----------------          ------------------------  ----------------   --------------------  -------------  ----------------
Digital Directory
  Assistance............  Consumer CD-Rom Products  Small business     Asset purchase        August 1996          $ 17
County Data
  Corporation...........  New Businesses Database   Small business     Pooling-of-interests  November 1996        $ 11
Marketing Data
  Systems...............  Data Processing Services  Large business     Asset purchase        November 1996        $  3
BJ Hunter...............  Canadian Business         Small business     Stock purchase        December 1996        $  3
                          Database
Database America
  Companies.............  Consumer Database and     Large business     Stock purchase        February 1997        $105
                          Data Processing Services
Pro CD..................  Consumer CD-RomProducts   Small business     Asset purchase        August 1997          $ 18
Walter Karl.............  Data Processing and List  Large business     Stock purchase        March 1998           $ 19
                          Management Services
JAMI Marketing..........  List Management Services  Large business     Asset purchase        June 1998            $ 13
Contacts Target
  Marketing.............  Canadian Business         Small business     Asset purchase        July 1998            $  1
                          Database
Donnelley Marketing.....  Consumer Database and     Large business     Stock purchase        July 1999            $200
                          Data Processing Services
American Church Lists...  Religious Institution     Small business     Stock purchase        March 2000           $  2
                          Database
IdEXEC..................  Executives Database       Large business     Asset purchase        May 2000             $  7
Getko Direct Response...  Canadian Consumer         Small business     Asset Purchase        May 2000             $  2
                          Database and Data
                          Processing Services

---------------

(1) Transaction value includes total consideration paid including cash paid, debt and stock issued plus long-term debt repaid or assumed at the date of acquisition plus, in the case of DBA, a subsequent purchase price adjustment in October 1997.

     As part of these strategic acquisitions, the Company has incurred various acquisition-related charges to operations, consisting of: 1) $2.3 million in 2000, for the attempted acquisition of the consumer database division of R.L. Polk and the acquisitions of idEXEC, American Church Lists and Getko Direct Response, 2) $9.8 million in 1999 in connection with the acquisition of Donnelley Marketing, 3) $10.1 million in 1998 in connection with the acquisitions of Walter Karl and JAMI Marketing and for certain internal restructuring charges, 4) $56.1 million in 1997 in connection with the acquisitions of DBA and Pro CD, and 5) $10.0 million in 1996 in connection with the acquisition of Digital Directory Assistance. In addition, the Company expects to amortize goodwill and other intangibles over periods of up to 20 years in connection with acquisitions completed since mid-1996. The Company's results for 1998 do not include the operations of Donnelley Marketing, and the results for 1999 and 1998 do not include the operations of American Church Lists, idEXEC and Getko Response. In connection with future acquisitions, the Company expects that it will be required to incur additional acquisition-related charges to operations and to amortize additional amounts of goodwill and other intangibles over future periods. While there are currently no binding commitments with respect to any particular future acquisitions, the Company frequently evaluates the strategic opportunities available and intends to pursue strategic acquisitions of complementary products, technologies or businesses that it believes fit its business strategy.

     Associated with the acquisitions previously described, the Company has recorded amortization expense on goodwill and other purchased intangibles as summarized in the following table (amounts in thousands):

FISCAL YEAR                                                     AMOUNT
-----------                                                     ------
1996........................................................    $1,312
1997........................................................    27,661
1998........................................................    18,147
1999........................................................    22,237
2000........................................................    32,190

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales. The amounts and related percentages may not be fully comparable due to the acquisition of Walter Karl in March 1998, JAMI Marketing Services (JAMI) in June 1998, Donnelley Marketing (Donnelley) in July 1999, American Church Lists in March 2000 and idEXEC and Getko Direct Response in May 2000:

                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2000      1999      1998
                                                                ------    ------    ------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales...................................................       100%      100%      100%
Costs and expenses:
  Database and production costs.............................        33        30        29
  Selling, general and administrative.......................        49        41        51
  Depreciation and amortization.............................        17        13        12
  Impairment of assets......................................         1         2        --
  Acquisition costs.........................................         1         2         2
  Non-cash stock compensation...............................         1        --        --
  Restructuring charges.....................................         2        --         1
  Provision for litigation settlement.......................        --        --         2
  In-process research and development.......................        --        --         2
                                                                ------    ------    ------
     Total costs and expenses...............................       104        88        99
                                                                ------    ------    ------
Operating income (loss).....................................        (4)       12         1
Other income, net...........................................        (1)        2         2
                                                                ======    ======    ======
Income (loss) before income taxes from continuing
  operations................................................        (5)       14         4
Income tax expense..........................................        --         5         3
                                                                ------    ------    ------
Income (loss) from continuing operations....................        (5)        9         1
Discontinued operations, net of tax.........................        (2)       --        --
                                                                ------    ------    ------
Income (loss) before cumulative effect of a change in
  accounting principle......................................        (7)        9         1
Cumulative effect of a change in accounting principle, net
  of tax....................................................        (3)       --        --
                                                                ------    ------    ------
Net income (loss)...........................................       (10)%       9%        1%
                                                                ======    ======    ======
EBITDA, as adjusted(1)......................................        15%       28%       15%
                                                                ======    ======    ======
OTHER DATA:
SALES BY SEGMENT:
  Small business............................................    $140.2    $129.9    $130.0
  Large business............................................     165.5     136.0      98.7
                                                                ------    ------    ------
     Total..................................................    $305.7    $265.9    $228.7
                                                                ======    ======    ======
SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
  Small business............................................        46%       49%       57%
  Large business............................................        54        51        43
                                                                ------    ------    ------
     Total..................................................       100%      100%      100%
                                                                ======    ======    ======

---------------

(1) "EBITDA, as adjusted," is defined as operating income (loss) adjusted to exclude depreciation and amortization, impairment of assets, non-cash stock compensation expense and in-process research and development charges. EBITDA, as adjusted, is presented because it is a widely accepted indicator of a company's ability to incur and service debt and of the Company's cash flows from operations excluding any non-recurring items. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

2000 COMPARED TO 1999

NET SALES

     Net sales for 2000 were $305.7 million, a 15% increase from $265.9 million in 1999. Net sales of the small business segment were $140.2 million, an 8% increase from $129.9 million in 1999. The small business segment principally engages in the selling of sales lead generation and consumer CD-Rom and DVD products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet. The acquisitions of American Church Lists in March 2000, idEXEC and Getko in May 2000 contributed to the increase, although the sales associated with these acquired entities were not significant. The overall increase in the net sales of the small business segment is principally due to the acquisition of Donnelley in July 1999 and the related sale of Donnelley's consumer data by this segment although the amount can not be accurately quantified. Generally, upon integration of an acquired business, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales of existing products by acquired business units. Additionally, effective January 1, 2000, the operations related to Donnelley were reorganized and certain operations that were previously included in the large business segment have been included in the small business segment from January 1, 2000 forward. The small business segment has experienced growth in its vertical market groups including the middle markets, government, library, medical and field sales offices groups. Additionally, the Company recorded Internet content sales of $3.9 million in 2000, an 18% increase from $3.3 million in 1999. The increase in net sales by the small business segment described above was partially offset by a decrease in the net sales of consumer CD-Rom products. The Company recorded net sales of $10.8 million of consumer CD-Rom products during 2000, compared to $19.0 million in 1999. The decline in net sales of consumer CD-Rom products is the result general market conditions and the Company's unsatisfactory execution of merchandising programs with retailers and a change in the timing of new product releases.

     Net sales of the large business segment were $165.5 million, a 22% increase from $136.0 million in 1999. Included in the large business segment are sales of data processing services and Internet-based database licenses. The increase in net sales for the large business segment is due to the following: 1) acquisition of Donnelley in July 1999 and idEXEC in May 2000, 2) increased sales of Internet-based database licenses, and 3) increased sales of marketing database licenses due to the addition of certain significant license arrangements. Additionally, the amounts are not fully comparable as effective January 1, 2000, the operations related to Donnelley were reorganized and certain operations that were previously included in the large business segment have been included in the small business segment from January 1, 2000 forward. The amount of sales transferred to the small business segment due to the reorganization can not be accurately quantified for reasons previously described.

     Certain comparative information related to the large business segment includes: 1) net sales of Internet-based database licenses for 2000 were $20.2 million, a 62% increase from $12.5 million in 1999, and 2) net sales of data processing services were $77.1 million, a 3% increase from $74.8 million in 1999.

  DATABASE AND PRODUCTION COSTS

     Database and production costs for 2000 were $101.8 million, or 33% of net sales, an increase of 3% of net sales compared to $78.6 million, or 30% of net sales for 1999. The increase in database and production costs as a percentage of net sales is partially due to the acquisition of Donnelley in July 1999. Sales associated with the Donnelley operations have a larger composition of data processing and client services than the sales associated with the remainder of the Company's operations.

     The increase in database and production costs as a percentage of net sales is principally due to the execution of the Company's planned expansion related to various Internet initiatives. Database and production costs related to the various Internet divisions increased $4.6 million to $5.6 million, or 2% of net sales for 2000, compared to $1.0 million, or less than 1% of net sales for 1999. The increase for the Internet divisions is due to additional information technology and data content costs.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for 2000 were $149.7 million, or 49% of net sales, an increase of 8% of net sales compared to $108.4 million, or 41% of net sales for 1999. The increase in selling, general and administrative expenses as a percentage of net sales is principally due to the execution of the Company's planned expansion related to various Internet initiatives. Selling, general and administrative costs related to the various Internet divisions increased $19.1 million, to $25.5 million, or 8% of net sales for 2000, compared to $6.4 million, or 2% of net sales for 1999. The increase in selling, general and administrative expenses related to the Internet divisions included the following items: 1) increase in advertising costs of $8.6 million for a total of $11.9 million for 2000, 2) increase in salaries and wages of $6.7 million for a total of $8.8 million for 2000, 3) increase in bad debt of $1.1 million for a total of $1.3 million for 2000, 4) increase in building lease, taxes and maintenance expenses of $1.2 million for a total of $1.4 million for 2000 and, 5) increase of travel and entertainment costs of $0.8 million for a total of $1.0 million for 2000.

  DEPRECIATION AND AMORTIZATION EXPENSES

     Depreciation and amortization expenses for 2000 were $52.2 million, or 17% of net sales, compared to $34.9 million, or 13% of net sales for 1999. The increase in depreciation and amortization expenses is primarily due to the acquisition of Donnelley in July 1999.

  IMPAIRMENT OF ASSETS

     During 2000, the Company recorded asset impairment charges totaling $2.1 million, or 1% of net sales. The impairment charges included: 1) $1.0 million for the infoPix business photograph database and related equipment, 2) $0.9 million for infoUSA.com public offering costs and certain leasehold improvements for the Foster City, CA facility, and 3) $0.2 million for capitalized software costs related to the Company's data warehousing project which was discontinued due to the Company's cost containment plans previously described.

     During 1999, the Company recorded asset impairment charges totaling $5.6 million, or 2% of net sales. The impairment charges included: 1) a write-down of $3.9 million on the Company's existing consumer database white pages file which was impaired due to the addition of the more complete Donnelley consumer file with the acquisition of Donnelley in July 1999, and 2) a write-down of $1.7 million on certain leasehold improvements and in-process construction projects which were abandoned due to the move of data processing services operations from Montvale, NJ to Greenwich, CT.

  ACQUISITION COSTS

     During 2000, the Company recorded various integration-related charges of $2.3 million, or 1% of net sales. These costs included $0.5 million related to the integration of American Church Lists, idEXEC and Getko into the Company's existing operations and $1.8 million associated with the Company's unsuccessful bid to acquire the consumer database division of R.L. Polk.

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

  NON-CASH STOCK COMPENSATION EXPENSE

     During 2000, the Company recorded a non-cash charge of $3.1 million, or 1% of net sales, related to the issuance of stock options for infoUSA.com, a subsidiary of the Company. The non-cash charges represent compensation in the form of stock option and warrant grants by the subsidiary to non-employees and vendors. To the extent the fair value of the subsidiary's awards increase during the vesting period, additional compensation charges may emerge.

  RESTRUCTURING CHARGES

     During 2000, the Company recorded restructuring charges of $5.8 million as a part of the Company's overall strategy to reduce costs and continue commitment to its core businesses. The cost containment program included a reduction in the planned investment in the Company's Internet businesses and plans to reduce total headcount from 2,200 to 1,841. The Company recorded a $3.7 million accrual for the lease buyout of the Foster City, California facility and $2.1 million for workforce reduction charges. The workforce reduction charges included involuntary employee separation costs for approximately 350 employees that included charges of $0.8 million for employees in the Company's Internet businesses, $0.7 million for employees of the large business segment, $0.4 million for employees of the small business segment and $0.2 for administrative employees. As of December 31, 2000, employees received cash severance payments totaling $0.3 million during 2000 with $1.8 million deferred and scheduled to be paid in 2001. At December 31, 2000, these deferred payments were classified in the Statement of Consolidated Financial Position as other liabilities.

  OPERATING INCOME (LOSS)

     Including the factors previously described, the Company had an operating loss of $11.4 million, or (4)% of net sales for 2000, compared to operating income of $34.1 million, or 12% of net sales for 1999. Excluding acquisition-related, integration, restructuring and asset impairment charges previously described, the Company would have had an operating loss of $1.2 million, or less than 1% of net sales for 2000, compared to $43.8 million, or 16% of net sales for 1999.

     Operating income for the small business segment for 2000 was $32.4 million, or 23% of net sales, as compared to $61.7 million, or 48% of net sales for 1999. The decrease in operating income as a percentage of net sales is principally due to the Company's execution of the planned expansion related to various Internet initiatives. Substantially all costs related to the Internet divisions are included in the small business segment. See the sections "Selling, general and administrative expenses" and "database and production costs" previously described, for additional information describing the Internet divisions, the effects on the results of operations and expected trend for 2001.

     Operating income for the large business segment for 2000 was $75.5 million, or 46% of net sales, as compared to $55.9 million, or 41% of net sales for 1999. The increase in operating income as a percentage of net sales is partially due to the overall increase in sales of marketing database licenses and Internet-based database licenses, as the cost margins associated with these products are lower than the cost margins associated with the remainder of the large business segment's products. Additionally, the Company implemented a cost reduction program as part of the acquisition of Donnelley in July 1999. Subsequent to the acquisition of Donnelley, the Company was successful in reducing operating costs related to the acquired operations and achieved its desired cost reduction levels by the end of 1999.

  OTHER INCOME (EXPENSE), NET

     Other income (expense), net was $(4.5) million, or (1)% of net sales, and $4.5 million, or 2% of net sales, 2000 and 1999, respectively. Other income (expense) is comprised of interest expense, investment income, minority interest in subsidiary and other income or expense items which do not represent components of operating income (expense) of the Company.

     Investment income was $1.3 million and $14.2 million for 2000 and 1999, respectively. During 1999, the Company realized a gain of $10.3 million on the disposition of its holdings in InfoSpace.com common stock, the proceeds of which were used to reduce the debt outstanding incurred as part of the acquisition of Donnelley.

     Interest expense was $26.7 million and $18.6 million for 2000 and 1999, respectively. The increase in interest expense is primarily the result of the addition of the Deutsche Bank Credit Facilities used to finance the acquisition of Donnelley in July 1999.

     Minority interest in subsidiary of $6.3 million for 2000, represents the unaffiliated investors' share of infoUSA.com's net loss for the period then ended.

     During 2000, infoUSA.com, a subsidiary of the Company, completed additional private equity financing. As a result of the issuance of stock of this subsidiary, the Company recorded a gain of $14.6 million. The issuance of subsidiary stock to outside investors has allowed the Company to continue to execute its planned expansion related to infoUSA.com as an online provider of white and yellow page directory assistance and an Internet destination for sales and marketing tools and information without affecting working capital of existing operations. The dramatic changes in the Internet market during the fourth quarter 2000 and the first quarter of 2001 has required the Company to focus on preserving the remaining investment and revise its strategy for turning infoUSA.com into a profitable subsidiary. The Company has initiated cost reduction plans, as described above, for infoUSA.com and the other Internet businesses to achieve profitable operations during fiscal year 2001.

  INCOME TAXES

     A provision for income taxes of $1.3 million and $14.0 million was recorded for 2000 and 1999, respectively. The gain the Company recorded on the issuance of subsidiary stock is not subject to income tax expense. The provisions for these periods also reflect the inclusion of amortization of certain intangibles in taxable income not deductible for tax purposes. The provisions for the periods beginning January 1, 2000 do not include the net losses associated with infoUSA.com, as this entity is not included in the Company's consolidated federal income tax return from this date forward.

     The income tax expense is higher (or benefit is lower) than expected principally due to significant nondeductible expenses related to the amortization of intangible assets arising from acquisitions and valuation reserves recognized for deferred tax assets related to net operating losses generated by the Company's subsidiary infoUSA.com. These items are offset in part by the gains on issuance of subsidiary stock by infoUSA.com, which is not subject to income tax expense.

  LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

     During December 2000, the Company closed the operations of its VideoYellowPages.com Internet unit and recorded a loss from discontinued operations of $4.2 million, net of income tax benefit. The loss is comprised of two components: 1) the loss of $3.4 million, net of tax, for the full fiscal year, and 2) charges totaling $0.8 million, net of tax, for assets to be disposed of or abandoned by the Company related to the discontinued operations.

  EXTRAORDINARY ITEM, NET OF TAX

     During the first quarter of 1999, the Company repurchased $9.0 million of its 9 1/2% Senior Subordinated Notes (the "Notes"). In connection with the repurchase of the Notes, the Company recorded a gain of $0.1 million, net of deferred financing costs of $0.4 million written-off in proportion to the face amount of Notes purchased and retired.

  CUMULATIVE EFFECT OF ACCOUNTING CHANGES, NET OF TAX

     During 2000, the Company changed its method of accounting for data licensing arrangements sold with updates to record revenue on a straight-line basis over the license term. This newly adopted method of accounting was made because it better reflects the service commitment inherent in the Company's licensing agreements in light of the growing proportion of such license revenue resulting from long-term and continuous access agreements. The Company believes the new method better reflects the service commitment inherent in its various license agreements. The cumulative effect of the change in method of $10.3 million is net of income tax benefit of $3.5 million.

  EBITDA, AS ADJUSTED

     Excluding the non-cash stock compensation expense and non-cash portion of the acquisition costs and restructuring charges, the Company's EBITDA, as adjusted, was $46.0 million, or 15% of net sales for 2000, and $74.6 million, or 28% of net sales for 1999.

1999 COMPARED TO 1998

  NET SALES

     Net sales for 1999 were $265.9 million, an increase of 16% from $228.7 million for 1998. Net sales of the small business segment for 1999 were $129.9 million, compared to $130.0 million for 1998. Net sales of consumer CD-Rom products were $19.0 million, a 3% decrease from $19.5 million for 1998. Internet content sales were $3.3 million, an 83% increase from $1.8 million for 1998, led by growth in net sales of mailing lists, sales leads and business credit reports. Net sales for the small business segment were flat principally due to the implementation of stricter credit practices during late 1998. The Company adhered to these new credit-extension practices throughout 1999, effectively slowing the growth of sales within the small business segment, but improving the profitability of the segment. In 1999, the Company also improved the product mix within its small business segment resulting in improved profit margins. The Company aggressively targeted mid-size customers since mid-1999.

     Net sales of the large business segment for 1999 were $136.0 million, a 38% increase from $98.7 million for 1998. The Company recorded net sales of data processing services of $74.8 million during 1999, compared to $62.3 million during 1998. Net sales of Internet-based database licenses were $13.4 million, a 72% increase from $7.8 million for 1998. Since mid-1999, the Company has been successfully renewing and signing new Internet license agreements using a variable CPM model, no longer entering into license agreements on a flat fee basis. The increase in net sales for the large business segment and in data processing services is principally due to the following factors: 1) an increase in sales of Internet-based database licenses accounted for $5.6 million of the increase, 2) increased sales of data processing services by the Company's National Accounts sale force accounted for $7.1 million of the increase, and 3) the remainder of the increase is attributed to the acquisition of Donnelley effective July 1999, although the amount can not be accurately quantified for the reason that Donnelly products or features were combined with existing products or features. During late 1998, a significant data processing services customer notified the Company that it intended to perform the same processing in-house. The customer represented 6% of total net sales during 1998. In early 1999, the customer transferred a significant portion of the business in-house. The overall increase in the large business segment net sales was partially offset by the loss of this customer.

  DATABASE AND PRODUCTION COSTS

     Database and production costs for 1999 were $78.6 million, or 30% of net sales, compared to $66.3 million, or 29% of net sales for 1998. Since 1996, database and production costs have increased as a percentage of net sales as a result of higher cost margins associated with data processing services, CD-Rom production, and list brokerage services. Factors contributing to the increase in database and production costs as a percentage of net sales include: 1) an overall increase in list brokerage and data processing services sales due to the acquisitions of Walter Karl and JAMI Marketing during 1998, and 2) the acquisition of Donnelley in July 1999 which internally has significant sales of data processing services. The overall increase in database and production costs of 2% of net sales was offset by a decrease in the cost of production of consumer CD-Rom titles of $2.6 million, representing a decrease of 1% of net sales.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for 1999 were $108.4 million, or 41% of net sales, compared to $117.7 million, or 51% of net sales for 1998. The decrease in selling, general and administrative expenses for 1999 from 1998, represented as a percentage of net sales, is partially the result of the following items recorded during 1998: 1) increase in estimates for reserves for bad debts of $3.5 million, 2) increase in estimates for reserves related to price protection and cooperative advertising for consumer CD-Rom products of $5.3 million, 3) decrease in estimated benefit period related to deferred advertising costs of $2.7 million, and 4) $0.6 million related to executive severance costs.

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

  DEPRECIATION AND AMORTIZATION EXPENSES

     Depreciation and amortization expenses for 1999 were $34.9 million, or 13% of net sales, compared to $27.5 million, or 12% of net sales for 1998. The increase in depreciation and amortization expenses is due to the acquisition of Donnelley in July 1999.

  PROVISION FOR LITIGATION SETTLEMENT

     During 1998, the Company recorded a provision for litigation settlement of $4.5 million, or 2% of net sales, related to a dispute centered around a license agreement between DBA and Experian Information Solutions, Inc. prior to the Company's acquisition of DBA in February 1997.

  IMPAIRMENT OF ASSETS

     During 1999, the Company recorded asset impairment charges totaling $5.6 million, or 2% of net sales. The impairment charges included: 1) a write-down of $3.9 million on the Company's existing consumer database white pages file which was impaired due to the addition of the more complete Donnelley consumer file with the acquisition of Donnelley in July 1999, and 2) a write-down of $1.7 million on certain leasehold improvements and in-process construction projects which were abandoned due to the move of data processing services operations from Montvale, NJ to Greenwich, CT.

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

     During 1998, the Company recorded charges totaling $3.6 million, or 2% of net sales, consisting of $3.0 million of costs associated with the Company's bid to acquire Metromail Corporation and $0.6 million associated with the Company's offering to sell Common Stock which was not completed.

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

     Research and Development costs of each Walter Karl project are directly proportional to the amount of labor (i.e. technicians and engineers) required to complete the project. It was estimated that the average annual cost per technical worker at Walter Karl is $48 thousand. As a result, the R&D incurred on each project prior to the acquisition and the total amount of research and development cost estimated to complete each project are listed below.

                                                           R&D COSTS        R&D COSTS
                                                          PRIOR TO THE    EXPECTED POST    TOTAL R&D
IPR&D PROJECT                                             ACQUISITION      ACQUISITION       COSTS
-------------                                             ------------    -------------    ---------
                                                                        (IN THOUSANDS)
Internet F/E to M204..................................        $ 12            $ 24           $ 36
M204 Shipping Interface...............................          24              12             36
List Brokerage & Mgt. Order...........................          24              48             71
Global Database Update................................           5              24             29
ArandalSystem Postal/InkJet...........................          12              24             36
Paul Fredrick.........................................          36              24             59
Chilean Database......................................           5              24             29
Datacard System.......................................          48              10             57
InkJet Utilities......................................          24              10             33
Flowers Response Analysis.............................           5               5             10
Data Entry System.....................................          24               5             29
                                                              ----            ----           ----
TOTAL.................................................        $228            $207           $435
                                                              ====            ====           ====

     A description of the stage of completion as well as the methodology employed is listed below for each IPR&D project related to Walter Karl; the stage of completion of each project was determined by examining the ratio of R&D expenses as of the acquisition date to total R&D costs (incurred and projected).

IPR&D PROJECTS                                    STAGE OF COMPLETION        SCHEDULED BETA TEST DATE
--------------                                    -------------------        ------------------------
Internet F/E to M204......................    Middle of the Design Phase          June 1998
M204 Shipping Interface...................           Design Phase             Unknown -- Delayed
List Brokerage & Mgt. Order...............        Early Design Phase            December 1998
Global Database Update....................        Early Design Phase             August 1998
ArandalSystem Postal/InkJet...............           Design Phase             Unknown -- Delayed
Paul Fredrick.............................           Design Phase             Unknown -- Delayed
Chilean Database..........................           Design Phase                October 1998
Datacard System...........................           Design Phase                 April 1998
InkJet Utilities..........................    Late Stages of Design Phase          May 1998
Flowers Response analysis.................    Late Stages of Design Phase         April 1998
Data Entry System.........................    Late Stages of Design Phase         April 1998

     The stage of completion for each project was determined by using the formula: person years completed on R&D/Total person years of R&D effort. Below is a chart outlining the stage of completion for each project.

                                       R&D PERSON YEARS
                                       COMPLETED AS OF     PERSON YEARS     TOTAL R&D      PERCENTAGE OF
IPR&D PROJECT                           VALUATION DATE      REMAINING      PERSON YEARS     COMPLETION
-------------                          ----------------    ------------    ------------    -------------
Internet F/E to M204...............           .25               .50             .75             33%
M204 Shipping Interface............           .50               .25             .75             67%
List Brokerage & Mgt. Order........           .50               1.0             1.5             33%
Global Database Update.............           .10               .50             .60             17%
ArandalSystem Postal/InkJet........           .25               .50             .75             33%
Paul Fredrick......................           .75               .50            1.25             60%
Chilean Database...................           .10               .50             .60             17%
Datacard System....................           1.0               .20             1.2             83%
InkJet Utilities...................           .50               .20             .70             71%
Flowers Response Analysis..........           .10               .10             .20             50%
Data Entry System..................           .50               .10             .60             83%
     Total.........................          4.80              4.35            9.15             52%

     In regards to Walter Karl, product and market risks for each project are outlined in the following table:

IPR & D PROJECT                                 PROJECT RISK     PRODUCT RISK     MARKET RISK
---------------                                 -------------    -------------    -----------
Internet F/E to M204........................         Low              Low           Medium
M204 Shipping Interface.....................    Low to Medium    Low to Medium         Low
List Brokerage & Mgt. Order.................         Low              Low           Medium
Global Database Update......................       Medium             Low             High
ArandalSystem Postal/InkJet.................       Medium             Low             High
Paul Fredrick...............................    Low to Medium         Low             High
Chilean Database............................       Medium             Low             High
Datacard System.............................         Low         Low to Medium         Low
InkJet Utilities............................         Low              Low           Medium
Flowers Response Analysis...................         Low              Low             High
Data Entry System...........................         Low              Low              Low

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

  OPERATING INCOME

     Including the factors previously described, the Company had operating income of $34.1 million, or 12% of net sales for 1999, as compared to operating income of $2.6 million, or 1% of net sales for 1998.

     Excluding acquisition-related and restructuring, provision for litigation settlement and asset impairment charges previously described, the Company would have had operating income of $43.8 million, or 16% of net sales for 1999, as compared to operating income of $17.2 million, or 8% of net sales for 1998.

     Small business segment -- Operating income for the small business segment for 1999 was $61.7 million, or 48% of net sales, as compared to $54.7 million, or 42% of net sales for 1998. The increase in operating income as a percentage of net sales of 4% directly relates to certain costs incurred during 1998 which were not incurred during 1999, including: 1) an increase in the estimated reserves for bad debts of $3.5 million, 2) an increase in the estimates for reserves for consumer CD-Rom products of $5.3 million, and 3) a charge of $2.7 million related to the change in estimated lives for deferred advertising costs. These adjustments principally related to the small business segment. The incremental costs incurred during 1998 described above were offset by cost reductions performed by the Company during 1998. During late 1998, the Company enacted certain cost reduction measures described in selling, general and administrative expenses. Specifically, the Company reduced staffing for this segment by approximately 175 staff. The staffing reduction caused no material deterioration in sales, improving profitability of this segment.

     Large business segment -- Operating income for the large business segment for 1999 was $55.9 million, or 41% of net sales, as compared to $39.7 million, or 40% of net sales for 1998. The increase in operating income as a percentage of net sales of 1% directly relates to the cost reduction measures described in selling, general and administrative expenses. Specifically, the Company reduced staffing for this segment by approximately 70 staff. The staffing reduction caused no material deterioration in sales, improving profitability of this segment.

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

  INCOME TAXES

     A provision for income taxes of $14.0 million and $5.9 million was recorded for 1999 and 1998, respectively. Acquisition-related charges of $3.8 million, representing purchased in-process research and development charges for Walter Karl, were included in income before income taxes for 1998, but are not deductible for tax purposes. The provisions for these periods also reflect the inclusion of amortization of certain intangibles in taxable income not deductible for tax purposes. Amortization expense of $7.5 million and $3.3 million were not deductible for tax purposes for 1999 and 1998, respectively.

  EXTRAORDINARY ITEM, NET OF TAX

     During the first quarter of 1999, the Company repurchased $9.0 million of its 9 1/2% Senior Subordinated Notes (the "Notes"). In connection with the repurchase of the Notes, the Company recorded a gain of $0.1 million, net of deferred financing costs of $0.4 million written-off in proportion to the face amount of Notes purchased and retired.

  EBITDA, AS ADJUSTED

     Excluding the purchased in-process research and development and asset impairment charges previously described, the Company's EBITDA, as adjusted, was $74.6 million, or 28% of net sales for 1999, and $33.9 million, or 15% of net sales for 1998.

ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at their fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(ii) a hedge of the exposure to variable cash flows of a forecasted transaction or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency denominated forecasted transaction. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the effect of adopting SFAS 133 will not be material to the financial position, results of operations and cash flows of the Company.

FACTORS THAT MAY AFFECT OPERATING RESULTS

  OUR INTERNET STRATEGY IS SUBJECT TO REVIEW AND REVISION.

     Our Internet strategy is to leverage our proprietary content into multiple vertical market applications and provide marketing solutions for electronic commerce applications. The strategy we introduced in fiscal 2000 -- of being an incubator of Internet database companies -- has been revised to a strategy of developing more efficient and profitable applications of our content through the Internet. We cannot guarantee that our customers will choose to have our products and services delivered to them over the Internet. If we are successful in developing Internet applications, we may face strong competition from current and potential competitors, including other Internet companies and other providers of business and consumer databases. We will review our Internet strategy from time to time and may continue to revise it.

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

  WE ARE HIGHLY LEVERAGED. IF WE ARE UNABLE TO SERVICE OUR DEBT AS IT BECOMES DUE, OUR BUSINESS WOULD BE HARMED.

     As of December 31, 2000, we had total indebtedness of approximately $258.7 million, including $106.0 million of Notes under an indenture (the "Indenture") and $136.8 million under a $195 million Senior Secured Credit Agreement. Substantially all of our assets are pledged as security under the terms of the Credit Agreement. The indebtedness under the Credit Agreement was incurred in connection with our acquisition of Donnelley Marketing in 1999. Our ability to pay principal and interest on the Notes issued under the Indenture and the indebtedness under the Credit Agreement and to satisfy our other debt obligations will depend upon our future operating performance. Our performance will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. The future availability of revolving credit under the Credit Agreement will depend on, among other things, our ability to meet certain specified financial ratios and maintenance tests. We expect that our operating cash flow should be sufficient to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due. If we are unable to service our indebtedness, however, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the Notes issued under the Indenture and the Credit Agreement) or seeking additional equity capital. We may not be able to implement any such measures or obtain additional financing.

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

     - Consummate certain asset sales, certain mergers and consolidations, sales or other dispositions of all or substantially all of our assets

     - Acquire other companies; and

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

  CHANGES IN LAWS AND REGULATIONS RELATING TO DATA PRIVACY COULD ADVERSELY AFFECT OUR BUSINESS.

     We engage in direct marketing, as do many of our customers. Certain data and services provided by us are subject to regulation by federal, state and local authorities in the United States as well as those in Canada and the United Kingdom. In addition, growing concerns about individual privacy and the collection, distribution and use of information about individuals have led to self-regulation of such practices by the direct marketing industry through guidelines suggested by the Direct Marketing Association and to increased federal and state regulation. There is increasing awareness and concern among the general public regarding marketing and privacy concerns, particularly as it relates to the Internet. This concern is likely to result in new laws and regulations. Compliance with existing federal, state and local laws and regulations and industry self-regulation has not to date seriously affected our business, financial condition or results of operations. Nonetheless, federal, state and local laws and regulations designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may increasingly affect our operations. This could result in substantial regulatory compliance or litigation expense or a loss of revenue.

  OUR BUSINESS WOULD BE HARMED IF WE DO NOT SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS.

     Our business strategy includes continued growth through acquisitions of complementary products, technologies or businesses. We have made thirteen acquisitions since mid-1996 and completed the integration of these acquisitions into our existing business by the end of 2000. We continue to evaluate strategic opportunities available to us and intend to pursue opportunities that we believe fit our business strategy. Acquisitions of companies, products or technologies may result in the diversion of management's time and attention from day-to-day operations of our business and may entail numerous other risks, including difficulties in assimilating and integrating acquired operations, databases, products, corporate cultures and personnel, potential loss of key employees of acquired businesses, difficulties in applying our internal controls to acquired businesses, and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent our efforts to integrate future acquisitions fail, our business, financial condition and results of operations would be adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt as the majority of the Company's debt is at fixed rates. At December 31, 2000, the fair value of the Company's long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 2000, the Company had long-term debt with a carrying value of $258.7 million and estimated fair value of approximately $203.5 million. The market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 10% in the rates currently offered to the Company. An increase in interest rates would result in approximately a $7.9 million decrease in fair value of the Company's long-term debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item (other than selected quarterly financial data which is set forth below) is incorporated by reference to the Consolidated Financial Statements included elsewhere in this Form 10-K. The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2000. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company's audited consolidated financial statements and the notes thereto.

                                              2000 QUARTER ENDED                                1999 QUARTER ENDED
                                -----------------------------------------------   -----------------------------------------------
                                MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                --------   -------   ------------   -----------   --------   -------   ------------   -----------
STATEMENT OF OPERATIONS DATA:
 Net sales(6).................  $81,521    $77,669     $76,076       $ 70,402     $55,467    $57,529     $75,112        $77,745
 Costs and expenses:
 Database and production
   costs......................   25,683    25,676       26,027         24,444      16,170    17,091       22,454         22,929
 Selling, general and
   administrative.............   37,244    40,039       35,801         36,638      21,986    23,368       32,466         30,615
 Depreciation and
   amortization...............   12,158    13,490       13,123         13,424       6,025     5,653       10,729         12,526
 Impairment of assets(1)......       --        --           --          2,135          --        --        5,599             --
 Acquisition costs(2).........    1,380       821           86             --          --        --        3,682            484
 Non-cash stock
   compensation...............    1,222     1,685        1,229         (1,023)         --        --           --             --
 Restructuring charges(3).....       --        --           --          5,800          --        --           --             --
                                --------   -------     -------       --------     -------    -------     -------        -------
 Operating income (loss)......    3,834    (4,042)        (190)       (11,016)     11,286    11,417          182         11,191
 Other income (expense),
   net........................   (3,877)    7,396       (5,187)        (2,805)       (630)   (1,230)       4,046          2,317
                                --------   -------     -------       --------     -------    -------     -------        -------
 Income (loss) from continuing
   operations before income
   taxes, extraordinary item
   and cumulative effect of a
   change in accounting
   principle..................      (43)    3,354       (5,377)       (13,821)     10,656    10,187        4,228         13,508
 Income tax expense...........      247     1,364        1,141         (1,433)      4,278     4,245        2,801          2,723
                                --------   -------     -------       --------     -------    -------     -------        -------
 Income (loss) from continuing
   operations before
   extraordinary item and
   cumulative effect of a
   change in accounting
   principle..................     (290)    1,990       (6,518)       (12,388)      6,378     5,942        1,427         10,785
 Discontinued operations, net
   of tax(4)..................   (1,004)     (611)        (733)        (1,813)       (193)     (257)        (375)          (649)
 Extraordinary item, net of
   tax(5).....................       --        --           --             --         128        --           --             --
 Cumulative effect of
   accounting change, net of
   tax(6).....................  (10,266)       --           --             --          --        --           --             --
                                --------   -------     -------       --------     -------    -------     -------        -------
 Net income (loss)............  $(11,560)  $1,379      $(7,251)      $(14,201)    $ 6,313    $5,685      $ 1,052        $10,136
                                ========   =======     =======       ========     =======    =======     =======        =======
 Basic earnings (loss) per
   share from continuing
   operations.................  $ (0.01)   $ 0.04      $ (0.13)      $  (0.24)    $  0.13    $ 0.12      $  0.03        $  0.22
                                ========   =======     =======       ========     =======    =======     =======        =======
 Diluted earnings (loss) per
   share from continuing
   operations.................  $ (0.01)   $ 0.04      $ (0.13)      $  (0.24)    $  0.13    $ 0.12      $  0.03        $  0.22
                                ========   =======     =======       ========     =======    =======     =======        =======
 Basic earnings (loss) per
   share......................  $ (0.23)   $ 0.03      $ (0.14)      $  (0.28)    $  0.13    $ 0.12      $  0.02        $  0.21
                                ========   =======     =======       ========     =======    =======     =======        =======
 Diluted earnings (loss) per
   share......................  $ (0.23)   $ 0.03      $ (0.14)      $  (0.28)    $  0.13    $ 0.12      $  0.02        $  0.21
                                ========   =======     =======       ========     =======    =======     =======        =======
 Weighted average shares
   outstanding -- basic.......   49,610    49,900       50,751         50,858      48,602    48,223       48,345         48,646
                                ========   =======     =======       ========     =======    =======     =======        =======
 Weighted average shares
   outstanding -- diluted.....   49,610    49,928       50,751         50,858      48,662    48,307       48,378         48,994
                                ========   =======     =======       ========     =======    =======     =======        =======

                                              2000 QUARTER ENDED                                1999 QUARTER ENDED
                                -----------------------------------------------   -----------------------------------------------
                                MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                --------   -------   ------------   -----------   --------   -------   ------------   -----------
STATEMENT OF OPERATIONS DATA:
AS A PERCENTAGE OF NET SALES:
Net sales.....................    100%      100%         100%          100%         100%      100%         100%          100%
Costs and expenses:
Database and production
  costs.......................      32        33           34            35           29        30           30            30
Selling, general and
  administrative..............      46        52           47            52           40        41           44            41
Depreciation and
  amortization................      15        17           17            19           11        10           15            16
Impairment of assets..........      --        --           --             3           --        --            7            --
Acquisition costs.............       2         1           --            --           --        --            5             1
Non-cash stock compensation...       2         2            2            (1)          --        --           --            --
Restructuring charges.........      --        --           --             8           --        --           --            --
                                  ----      ----         ----          ----         ----      ----         ----          ----
Operating income (loss).......       5        (5)           0           (16)          20        19           (1)           13
Other income (expense), net...      (5)       10           (7)           (4)          (1)       (2)           5             3
                                  ----      ----         ----          ----         ----      ----         ----          ----
Income (loss) from continuing
  operations before income
  taxes, extraordinary item
  and cumulative effect of a
  change in accounting
  principle...................       0         4           (7)          (20)          19        17            4            16
Income taxes..................       0         1            2            (2)           8         7            3             3
                                  ----      ----         ----          ----         ----      ----         ----          ----
Income (loss) from continuing
  operations before
  extraordinary item and
  cumulative effect of a
  change in accounting
  principle...................       0         3           (9)          (17)          11        10            2            14
Discontinued operations, net
  of tax......................      (1)       (1)          (1)           (3)          --        --           (1)           (1)
Extraordinary item, net of
  tax.........................      --        --           --            --           --        --           --            --
Cumulative effect of
  accounting change, net of
  tax.........................     (13)       --           --            --           --        --           --            --
                                  ----      ----         ----          ----         ----      ----         ----          ----
Net income (loss).............     (14)%      2%          (10)%         (20)%        11%       10%           1%           13%
                                  ====      ====         ====          ====         ====      ====         ====          ====

---------------

(1) During 2000, the Company recorded a write-down of $2.1 million for certain capitalized software development costs, fixed assets related to the abandoned infoPIX business photograph project, as well as public offering and leasehold improvement costs of infoUSA.com, a subsidiary of the Company.

     During 1999, the Company recorded a write-down of $3.9 million on the Company's existing consumer database due to the acquisition of Donnelley Marketing, and a write-down of $1.7 million on leasehold improvements and in-process construction projects due to the move of the Company's data processing operations from Montvale, NY to Greenwich, CT.

(2) Includes the following acquisition costs: 1) $1.8 million for the attempted acquisition of the consumer database division of R.L. Polk and $0.5 million related to the acquisitions of idEXEC, American Church Lists and Getko Direct Response (2000), and 2) $4.2 million associated with the acquisition and integration of Donnelley Marketing (1999).

(3) During 2000, the Company recorded charges of $2.1 million severance for approximately 350 employees terminated during December 2000 and lease termination costs of $3.7 million associated with the infoUSA.com Foster City, California location.

(4) During December 2000, the Company discontinued the operations of its VideoYellowPages.com Internet unit and recorded a loss during 2000 of $4.2 million, net of tax. The loss is comprised of two components: 1) the loss of its results of operations of $3.4 million, net of tax for the full fiscal year, and 2) charges totaling $0.8 million, net of tax, for asset impairments. The loss from this discontinued operation for 1999 was $1.5 million, net of tax.

(5) During 1999, the Company repurchased $9.0 million of its Senior Subordinated Notes. As part of the repurchase, the Company recorded a net gain of $0.1 million.

(6) During 2000, the Company changed its revenue recognition method for data licensing revenue. Effective January 1, 2000, the Company began to recognize revenue on data license arrangements on a straight-line basis. This change in method was made because a growing proportion of such license revenue is from long-term and continuous access agreements. The Company believes the newly adopted method of accounting better reflects the service commitment inherent in its various license agreements. The cumulative effect of the change in method of $10.3 million, is net of income tax benefit of $3.5 million, for the year ending December 31, 2000. The accompanying interim financial information for 2000 has been restated to recognize revenues according to the newly adopted method as of January 1, 2000. The change in revenue recognition for data licensing revenue resulted in an increase (decrease) of $623 thousand, $(1.2) million, $255 thousand and $940 thousand for the quarters ending March 31, June 30, September 30 and December 31, 2000, respectively.

     Assuming the above described revenue recognition policy had been implemented on January 1, 1999, pro forma consolidated net sales, net income from continuing operations and net income from continuing operations per share would have been as follows:

                                                       FOR THE YEAR ENDED
                                                       DECEMBER 31, 1999
                                            ----------------------------------------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales.................................                  $261,466
Net income from continuing operations.....                  $ 21,812
Basic earnings per share..................                  $   0.45
Diluted earnings per share................                  $   0.45

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information regarding Directors of the registrant is incorporated by reference to the information under the caption "Nominees for Election at the Annual Meeting" and "Incumbent Directors whose Terms of Office Continue After the Annual Meeting" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2001.

     The required information regarding Executive Officers of the registrant is contained in Part I of this Form 10-K.

     The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference to the information under the captions "Executive Compensation," "Performance Graph," "Report of the Compensation Committee," and "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the information under the caption "Security Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the information under the captions "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)   The following documents are filed as a part of the Report:

     1. Financial Statements. The following Consolidated Financial Statements of infoUSA Inc. and Subsidiaries and Report of Independent Accountants are included elsewhere in this Form 10-K:

DESCRIPTION                                                   PAGE NO.
-----------                                                   --------
Independent Auditors' Report................................
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................
Consolidated Statements of Operations for the Year Ended
  December 31, 2000, 1999, and 1998.........................
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999, and 1998.............
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999, and 1998.........................
Independent Auditors' Report on Financial Statement Schedule
  Notes to Consolidated Financial Statements................

     2. Financial Statement Schedule. The following consolidated financial statement schedule of infoUSA Inc. and Subsidiaries for the years ended December 31, 2000, 1999, and 1998 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements.

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

     3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:

 2.1    --   Asset Purchase Agreement between the Company and Digital
             Directory Assistance, Inc. is incorporated herein by
             reference to exhibits filed with the Company's Current
             Report on Form 8-K dated September 10, 1996.
 2.2    --   Agreement and Plan of Reorganization between the Company and the Shareholders of County Data Corporation is incorporated herein by reference to Exhibits filed with Company's Annual
             Report on Form 10-K for the Fiscal Year Ended December 31,
             1996 (File No. 000-19598).
 2.3    --   Agreement and Plan of Reorganization between the Company and the Shareholders of 3319971 Canada Inc. is incorporated
             herein by reference to Exhibits filed with Company's Annual
             Report on Form 10-K for the Fiscal Year Ended December 31,
             1996 (File No. 000-19598).
 2.4    --   Agreement and Plan of Reorganization between the Company and the Shareholders of Marketing Data Systems, Inc. is
             incorporated herein by reference to exhibits filed with the
             Company's Registration Statement on Form S-3 (File No.
             333-36669) filed October 23, 1997.
 2.5    --   Agreement and Plan of Reorganization between the Company and the Shareholders of DBA Holdings, Inc. is incorporated
             herein by reference to exhibits filed with the Company's
             Current Report on Form 8-K dated February 28, 1997.

 2.6    --   Agreement and Plan of Reorganization between the Company and the Shareholders of Pro CD, Inc. is Incorporated herein by reference to exhibits filed with the Company's Current
             Report on Form 8-K dated September 8, 1997.
 2.7    --   Stock Purchase Agreement between the Company and the
             Shareholders of Walter Karl, Inc. is Incorporated herein by reference to exhibits filed with the Company's Current
             Report on Form 8-K dated February 24, 1998.
 2.8    --   Asset Purchase Agreement between the Company and JAMI
             Marketing Services, Inc. is incorporated herein by reference to exhibits filed with the Company's Annual Report on Form
             10-K for the Fiscal Year ended December 31, 1998 (File No.
             000-19598).
 2.9    --   Agreement and Plan of Reorganization by and among the
             Company, Hugo Acquisition Corporation, First Data
             Corporation, First Data Information Management Group, Inc.,
             DM Holdings, Inc., Donnelley Marketing Holdings, Inc., and
             Donnelley Marketing, Inc. is incorporated herein by
             Reference to exhibits filed with the Company's Current
             Report on Form 8-K dated May 28, 1999.
 3.1    --   Certificate of Incorporation, as amended through October 22,
             1999, is Incorporated herein by Reference to exhibits filed with Company's Registration Statement on Form 8-A, as
             amended, filed March 20, 2000.
 3.2    --   Bylaws are incorporated herein by reference to the Company's
             Registration Statement on Form S-1 (File No. 33-42887),
             which became effective February 18, 1992.
 3.3    --   Amended and Restated Certificate of Designation of
             Participating Preferred Stock, filed in Delaware on October
             22, 1999, is incorporated herein by Reference to exhibits
             filed with the Company's Registration Statement on Form 8-A, as amended, filed March 20, 2000.
 4.1    --   Preferred Share Rights Agreement is incorporated herein by reference to the Company's Registration Statement on Form
             8-A, as amended, filed March 20, 2000.
 4.2    --   Specimen of Common Stock Certificate is Incorporated herein by reference to the exhibits filed with the Company's
             Registration Statement on Form 8-A, as amended), filed March
             20, 2000.
 4.3    --   Reference is made to Exhibits 3.1, 3.2, and 3.3 Hereof.
 4.4    --   Purchase Agreement dated June 12, 1998 between the Company,
             BT Alex. Brown Incorporated, Goldman, Sachs & Co. and
             Hambrecht & Quist LLC is Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form
             10-Q for the Quarter ended June 30, 1998 (File No.
             000-19598).
 4.5    --   Indenture dated as of June 18, 1998 (the "Indenture") by and between the Company and State Street Bank and Trust Company of California, N.A., as Trustee is incorporated herein by
             reference to Exhibits filed with the Company's Quarterly
             Report on Form 10-Q for the Quarter ended June 30, 1998
             (File No. 000-19598).
 4.6    --   Exchange and Registration Rights Agreement dated as of June
             18, 1998 by and among the Company and BT Alex. Brown
             Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist LLC
             as the Initial Purchasers is incorporated herein by
             reference to Exhibits filed with the Company's Quarterly
             Report on Form 10-Q for the Quarter ended June 30, 1998
             (File No. 000-19598).
 4.7    --   Form of New 9 1/2% Senior Subordinated Note due 2008 is
             incorporated herein by reference to Exhibits filed with the
             Company's Registration Statement on Form S-4 (File No.
             333-61645), filed December 15, 1999.
 4.8    --   Credit Agreement by and among infoUSA, Inc., Various Lenders
             (as defined therein) and Bankers Trust Company dated as of
             July 23, 1999 is Incorporated herein by reference to
             exhibits filed with the Company's Current Report on Form 8-K dated July 23, 1999.
 4.9    --   First Amendment dated October 29, 1999 and Second Amendment dated December 15, 1999 to Credit Agreement by and among the
             Company, various Lenders (as defined therein) and Bankers
             Trust Company, is incorporated herein by reference to
             exhibits filed with the Company's Report on Form 10-K for
             the Year ended December 31, 1999, filed March 21, 2000.

4.10    --   Third Amendment dated April 12, 2000 and Fourth Amendment
             dated June 8, 2000 to Credit Agreement by and among the
             Company, various Lenders (as defined therein) and Bankers
             Trust Company, is incorporated herein by reference to
             exhibits filed with the Company's Report on Form 10-Q for
             the Quarter ended June 30, 2000, filed August 11, 2000.
4.11    --   Fifth Amendment dated November 13, 2000 to Credit Agreement by and among the Company, various Lenders (as defined
             therein) and Bankers Trust Company, is incorporated herein by reference to exhibits filed with the Company's Report on
             Form 10-Q for the Quarter ended September 30, 2000, filed
             November 14, 2000.
10.1    --   Form of Indemnification Agreement with Officers And
             Directors is incorporated herein by reference To exhibits
             filed with the Company's Registration Statement on Form S-1
             (File No. 33-51352), filed August 28, 1992.
10.2    --   1992 Stock Option Plan as amended is incorporated Herein by reference to exhibits filed with the Company's Registration
             Statement on Form S-8 (File No. 333-37865), filed October
             14, 1997.
10.3    --   1997 Stock Option Plan as amended is incorporated Herein by reference to exhibits filed with the Company's Registration
             Statement on Form S-8 (File No. 333-82933), filed July 15,
             1999.
10.4    --   Employment Agreement dated February 11, 1997 between the
             Company and Allen F. Ambrosino, filed herewith
10.5    --   Amended and Restated Database License Agreement Between
             Donnelley Marketing, Inc. and First Data Resources, Inc.
             dated as of July 23, 1999 is Incorporated herein by
             reference to exhibits filed with the Company's Quarterly
             Report on Form 10-Q for the Quarter ended June 30, 1999
             (File No. 000-19598).
10.6    --   Covenant not to compete by First Data Corporation to infoUSA
             Inc. dated as of July 23, 1999 is Incorporated herein by
             reference to exhibits filed with the Company's Quarterly
             Report on Form 10-Q for the Quarter ended June 30, 1999
             (File No. 000-19598).
10.7    --   Reference is made to Exhibits 2.1, 2.2, 2.3, 2.4, 2.5, 2.6,
             2.7, 2.8, 2.9, 4.5, 4.8 and 4.9 hereof.
18.1    --   Preferability Letter from KPMG to the Company dated March
             30, 2001, filed herewith
21.1    --   Subsidiaries and State of Incorporation, filed Herewith.
23.1    --   Consent of Independent Accountants, filed Herewith.
24.1    --   Power of Attorney, filed herewith

     (b)   Reports on Form 8-K:

     No reports on Form 8-K have been filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

infoUSA INC.

                                                    /s/ STORMY L. DEAN
                                          By:
                                          --------------------------------------

                                                       Stormy L. Dean
                                                  Chief Financial Officer
                                            (principal accounting and financial
                                                           officer)

Dated: March 30, 2001

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                     TITLE                        DATE
---------------------------------------------  ---------------------------------------  --------------
               /s/ VINOD GUPTA                 Chairman of the Board and Chief          March 30, 2001
---------------------------------------------  Executive Officer (principal executive
                 Vinod Gupta                   officer)

             /s/ STORMY L. DEAN                Chief Financial Officer (principal       March 30, 2001
---------------------------------------------  accounting officer and principal
               Stormy L. Dean                  financial officer)

            /s/ J. ROBERT KERREY               Director                                 March 30, 2001
---------------------------------------------
              J. Robert Kerrey

             /s/ ROB S. CHANDRA                Director                                 March 30, 2001
---------------------------------------------
               Rob S. Chandra

           /s/ CYNTHIA H. MILLIGAN             Director                                 March 30, 2001
---------------------------------------------
             Cynthia H. Milligan

            /s/ GEORGE F. HADDIX               Director                                 March 30, 2001
---------------------------------------------
              George F. Haddix

            /s/ ELLIOT S. KAPLAN               Director                                 March 30, 2001
---------------------------------------------
              Elliot S. Kaplan

             /s/ HAROLD ANDERSEN               Director                                 March 30, 2001
---------------------------------------------
               Harold Andersen

             /s/ PAUL A. GOLDNER               Director                                 March 30, 2001
---------------------------------------------
               Paul A. Goldner

                  SIGNATURE                                     TITLE                        DATE
---------------------------------------------  ---------------------------------------  --------------


             /s/ STORMY L. DEAN
By: ----------------------------------------
               Stormy L. Dean
              Attorney-in-fact

                         INFOUSA INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
infoUSA Inc. and Subsidiaries:
Independent Auditors' Report................................   F-2
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................   F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998..............   F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................   F-6
Notes to Consolidated Financial Statements..................   F-7
Independent Auditors' Report on Financial Statement
  Schedule..................................................   S-1
Schedule II -- Valuation and Qualifying Accounts............   S-2

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
infoUSA Inc.:

     We have audited the accompanying consolidated balance sheets of infoUSA Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of infoUSA Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for data licensing arrangements sold with updates.

                                                        /s/ KPMG LLP
                                            ------------------------------------
                                            KPMG LLP

Omaha, Nebraska
January 26, 2001

                         INFOUSA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2000            1999
                           ASSETS                               ------------    ------------
Current assets:
  Cash and cash equivalents.................................      $ 21,693        $ 10,846
  Marketable securities.....................................           102              70
  Trade accounts receivable, net of allowances of $4,724 and
     $7,068, respectively...................................        58,501          65,812
  List brokerage trade accounts receivable..................        13,499          16,734
  Income taxes receivable...................................         4,267              --
  Prepaid expenses..........................................         6,067           2,973
  Deferred marketing costs..................................         2,469           2,957
                                                                  --------        --------
  Total current assets......................................       106,598          99,392
                                                                  --------        --------
  Property and equipment, net...............................        54,709          53,569
  Intangible assets, net....................................       296,060         315,889
  Other assets..............................................         6,178           4,494
                                                                  --------        --------
                                                                  $463,545        $473,344
                                                                  ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................      $ 17,779        $  9,885
  Accounts payable..........................................        11,484           8,370
  List brokerage trade accounts payable.....................        13,981          16,375
  Accrued payroll expenses..................................         7,458           5,767
  Accrued expenses..........................................        14,828           6,579
  Income taxes payable......................................            --           3,699
  Deferred revenue..........................................        19,437           7,556
  Deferred income taxes.....................................         1,688             262
                                                                  --------        --------
  Total current liabilities.................................        86,655          58,493
                                                                  --------        --------
  Long-term debt, net of current portion....................       240,873         267,637
  Deferred income taxes.....................................        29,955          35,319
  Deferred revenue..........................................        12,000              --
                                                                  --------        --------
Minority interest...........................................         3,092           1,084
                                                                  --------        --------
Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000
     shares; none issued or outstanding.....................            --              --
  Common stock, $.0025 par value. Authorized 295,000,000
     shares; 51,519,872 shares issued and 50,520,620 shares
     outstanding at December 31, 2000 and 50,719,548 shares
     issued and 49,390,058 outstanding at December 31,
     1999...................................................           129             127
  Paid-in capital...........................................        96,539          82,025
  Retained earnings.........................................         6,837          38,470
  Treasury stock, at cost, 999,252 shares held at December
     31, 2000 and 1,329,490 shares held at December 31,
     1999...................................................        (7,271)         (9,170)
  Unamortized stock compensation............................        (4,543)             --
  Accumulated other comprehensive loss......................          (721)           (641)
                                                                  --------        --------
     Total stockholders' equity.............................        90,970         110,811
                                                                  --------        --------
Commitments and contingencies
                                                                  --------        --------
                                                                  $463,545        $473,344
                                                                  ========        ========

See accompanying notes to consolidated financial statements.

                           INFOUSA INC. SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            FOR THE YEARS ENDED
                                                                --------------------------------------------
                                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                    2000            1999            1998
                                                                ------------    ------------    ------------
Net sales...................................................      $305,668        $265,853        $228,678
COSTS AND EXPENSES:
  Database and production costs (excluding non-cash stock
    compensation expense of $19 for year ended December 31,
    2000)...................................................       101,831          78,644          66,319
  Selling, general and administrative (excluding non-cash
    stock compensation expense of $3,094 for year ended
    December 31, 2000)......................................       149,721         108,435         117,724
  Depreciation and amortization.............................        52,195          34,933          27,472
  Impairment of assets......................................         2,135           5,599              --
  Acquisition costs.........................................         2,287           4,166           3,643
  Non-cash stock compensation...............................         3,113              --              --
  Restructuring charges.....................................         5,800              --           2,616
  Provision for litigation settlement.......................            --              --           4,500
  In-process research and development.......................            --              --           3,834
                                                                  --------        --------        --------
                                                                   317,082         231,777         226,108
                                                                  --------        --------        --------
Operating income (loss).....................................       (11,414)         34,076           2,570
OTHER INCOME (EXPENSE):
  Investment income.........................................         1,250          14,196          16,628
  Interest expense..........................................       (26,651)        (18,579)         (9,160)
  Minority interest.........................................         6,294              --              --
  Gain on issuance of subsidiary stock......................        14,634           8,886              --
  Other.....................................................            --              --          (2,000)
                                                                  --------        --------        --------
Income (loss) from continuing operations before income
  taxes, extraordinary item and cumulative effect of change
  in accounting principle...................................       (15,887)         38,579           8,038
Income tax expense..........................................         1,320          14,047           5,880
                                                                  --------        --------        --------
Income (loss) from continuing operations before
  extraordinary item and cumulative effect of a change in
  accounting principle......................................       (17,207)         24,532           2,158
Discontinued operation:
  Loss from discontinued operations, net of tax.............        (3,389)         (1,474)             --
  Loss on disposal of discontinued operations, net of tax...          (771)             --              --
Extraordinary item, net of tax..............................            --             128              --
Cumulative effect of a change in accounting principle, net
  of tax....................................................       (10,266)             --              --
                                                                  --------        --------        --------
Net income (loss)...........................................      $(31,633)       $ 23,186        $  2,158
                                                                  ========        ========        ========
BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations..................      $  (0.34)       $   0.51        $   0.04
  Loss on discontinued operation and abandonment of
    subsidiary..............................................         (0.08)          (0.03)           0.04
  Change in accounting principle............................         (0.21)             --              --
  Extraordinary item........................................            --              --              --
                                                                  --------        --------        --------
  Net income (loss).........................................      $  (0.63)       $   0.48        $   0.04
                                                                  ========        ========        ========
  Weighted average shares outstanding.......................        50,304          48,470          49,314
                                                                  ========        ========        ========
DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations..................      $  (0.34)       $   0.51        $   0.04
  Loss on discontinued operation and abandonment of
    subsidiary..............................................         (0.08)          (0.03)           0.04
  Change in accounting principle............................         (0.21)             --              --
  Extraordinary item........................................            --              --              --
                                                                  --------        --------        --------
  Net income (loss).........................................      $  (0.63)       $   0.48        $   0.04
                                                                  ========        ========        ========
  Weighted average shares outstanding.......................        50,304          48,613          50,215
                                                                  ========        ========        ========
PRO FORMA AMOUNTS ASSUMING THE NEW REVENUE RECOGNITION
  METHOD IS APPLIED RETROACTIVELY FOR NET INCOME (LOSS) FROM
  CONTINUING OPERATIONS:
  Basic earnings (loss) per share...........................      $  (0.34)       $   0.45        $   0.02
                                                                  ========        ========        ========
  Diluted earnings (loss) per share.........................         (0.34)           0.45            0.02
                                                                  ========        ========        ========

See accompanying notes to consolidated financial statements.

                         INFOUSA INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                                              UNAMORTIZED    COMPREHENSIVE       TOTAL
                                     COMMON   PAID-IN   RETAINED   TREASURY      STOCK          INCOME       STOCKHOLDERS'
                                     STOCK    CAPITAL   EARNINGS    STOCK     COMPENSATION      (LOSS)          EQUITY
                                     ------   -------   --------   --------   ------------   -------------   -------------
BALANCES, DECEMBER 31, 1997.......    $123    $69,055   $13,126    $(2,281)          --         $   213         $80,236
  Comprehensive loss:
  Net income......................      --         --     2,158         --           --              --           2,158
  Change in unrealized gain, net
    of tax........................      --         --        --         --           --           3,101           3,101
                                      ----    -------   -------    -------      -------         -------         -------
    Total comprehensive income....      --         --        --         --           --              --           5,259
                                      ----    -------   -------    -------      -------         -------         -------
  Issuance of 459,086 shares of
    common stock..................       1      3,020        --         --           --              --           3,021
  Tax benefit related to employee
    stock options.................      --        401        --         --           --              --             401
  Acquisition of treasury stock...      --         --        --       (670)          --              --            (670)
                                      ----    -------   -------    -------      -------         -------         -------
BALANCES, DECEMBER 31, 1998.......     124     72,476    15,284     (2,951)          --           3,314          88,247
  Comprehensive income:
  Net income......................      --         --    23,186         --           --              --          23,186
  Foreign currency translation
    adjustments...................      --         --        --         --           --            (641)           (641)
  Change in unrealized gain, net
    of tax........................      --         --        --         --           --          (3,314)         (3,314)
                                      ----    -------   -------    -------      -------         -------         -------
    Total comprehensive income....      --         --        --         --           --              --          19,231
                                      ----    -------   -------    -------      -------         -------         -------
  Issuance of 1,096,288 shares of
    common stock..................       3      7,771        --         --           --              --           7,774
  Issuance of 78,510 shares of
    treasury stock for Company's
    match of 401(k) plan
    contribution..................      --        160        --        334           --              --             494
  Tax benefit related to employee
    stock options.................      --      1,618        --         --           --              --           1,618
  Acquisition of treasury stock...      --         --        --     (6,553)          --              --          (6,553)
                                      ----    -------   -------    -------      -------         -------         -------
BALANCES, DECEMBER 31, 1999.......     127     82,025    38,470     (9,170)          --            (641)        110,811
  Comprehensive loss:
  Net loss........................      --         --   (31,633)        --           --              --         (31,633)
  Foreign currency translation
    adjustments...................      --         --        --         --           --             (27)            (27)
  Change in unrealized gain, net
    of tax........................      --         --        --         --           --             (53)            (53)
                                      ----    -------   -------    -------      -------         -------         -------
    Total comprehensive income....      --         --        --         --           --              --         (31,713)
                                      ----    -------   -------    -------      -------         -------         -------
  Issuance of 800,324 shares of
    common stock..................       2      6,227        --         --           --              --           6,229
  Issuance of 330,238 shares of
    treasury stock for Company's
    match of 401(k) plan
    contribution..................      --         66        --      1,899           --              --           1,965
  Tax benefit related to employee
    stock options.................      --        221        --         --           --              --             221
  Unamortized stock
    compensation..................      --      7,102        --         --       (7,102)             --              --
  Capital contribution by
    principal stockholder.........      --        140        --         --           --              --             140
  Amortization of stock
    compensation..................      --         --        --         --        2,559              --           2,559
  Other stock-based
    compensation..................      --        758        --         --           --              --             758
                                      ----    -------   -------    -------      -------         -------         -------
BALANCES, DECEMBER 31, 2000.......    $129    $96,539   $ 6,837    $(7,271)     $(4,543)        $  (721)        $90,970
                                      ====    =======   =======    =======      =======         =======         =======

See accompanying notes to consolidated financial statements.

                         INFOUSA INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            FOR THE YEARS ENDED
                                                                --------------------------------------------
                                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                    2000            1999            1998
                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................      $(31,633)      $  23,186       $   2,158
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................        52,195          35,109          27,472
    Amortization of deferred financing fees.................         1,285           1,362              --
    Deferred income taxes...................................        (5,938)         (2,528)         (1,019)
    Net realized gains on sale of marketable securities and
      other investments.....................................            --         (12,920)        (15,511)
    Gain on issuance of subsidiary stock....................       (14,634)         (8,886)             --
    Non-cash stock option compensation expense..............         3,113              --              --
    Non-cash 401(k) contribution in common stock............         1,965              --              --
    Tax benefit related to employee stock options...........           221           1,618             401
    Non-cash acquisition costs..............................           615              --              --
    Minority interest in income (loss) of consolidated
      subsidiary............................................        (6,294)             --              --
    Impairment of other assets..............................         2,135           5,599           2,000
    Provision for litigation settlement.....................            --              --           4,500
    In-process research and development.....................            --              --           3,834
    Cumulative effect of accounting change..................        13,709              --              --
    Changes in assets and liabilities, net of effect of
      acquisitions:
    Trade accounts receivable...............................         8,706         (13,224)          9,324
    List brokerage trade accounts receivable................         3,235           1,097          (4,463)
    Prepaid expenses........................................        (4,763)             (3)         (1,233)
    Deferred marketing costs................................           488           1,408            (948)
    Accounts payable........................................         3,028          (1,850)         (2,861)
    List brokerage trade accounts payable...................        (2,394)         (2,193)            752
    Income taxes receivable and payable, net................        (5,966)          7,086          (3,042)
    Accrued expenses and deferred revenue...................        17,078          (3,866)         (4,221)
                                                                  --------       ---------       ---------
      Net cash provided by operating activities.............        36,151          30,995          17,143
                                                                  --------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of marketable securities..............            --          32,106          41,114
  Purchases of marketable securities........................           (32)         (4,184)        (17,177)
  Purchase of other investments.............................            --          (1,000)         (2,000)
  Purchases of property and equipment.......................        (9,150)         (9,048)        (20,582)
  Acquisitions of businesses, net of cash acquired..........        (8,751)       (206,968)        (31,654)
  Database development costs................................           (99)           (577)           (603)
  Software development costs................................       (11,459)        (10,400)         (5,724)
                                                                  --------       ---------       ---------
      Net cash used in investing activities.................       (29,491)       (200,071)        (36,626)
                                                                  --------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt...............................       (22,299)        (13,540)       (110,876)
  Proceeds from long-term debt..............................            --         165,000         154,800
  Proceeds from sale of subsidiary common stock.............        22,845          10,000              --
  Deferred financing costs..................................          (559)         (3,989)         (5,969)
  Acquisition of treasury stock.............................            --          (6,553)           (670)
  Repurchase of Senior Subordinated Notes...................            --          (8,370)             --
  Proceeds from exercise of stock options...................         4,200           7,771           1,148
                                                                  --------       ---------       ---------
      Net cash provided by financing activities.............         4,187         150,319          38,433
                                                                  --------       ---------       ---------
Net increase (decrease) in cash and cash equivalents........        10,847         (18,757)         18,950
Cash and cash equivalents, beginning of year................        10,846          29,603          10,653
                                                                  --------       ---------       ---------
Cash and cash equivalents, end of year......................      $ 21,693       $  10,846       $  29,603
                                                                  ========       =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.............................................      $ 25,939       $  18,299       $   8,902
                                                                  ========       =========       =========
  Income taxes paid.........................................      $  8,116       $   7,047       $   9,637
                                                                  ========       =========       =========

See accompanying notes to consolidated financial statements.

                         INFOUSA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     infoUSA Inc. and its subsidiaries (the Company) provide business and consumer marketing information products and data processing services throughout the United States, Canada and the United Kingdom. These products include customized business lists, business directories and other information services.

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

     Marketable Securities. Marketable securities have been classified as available-for-sale and are therefore carried at fair value, which are estimated based on quoted market prices. Unrealized gains and losses, net of related tax effects, are reported as other comprehensive income within the statement of stockholders' equity until realized. Unrealized and realized gains and losses are determined by specific identification.

     List brokerage trade accounts receivable and trade accounts payable. For all list brokerage services, the Company serves as a broker between unrelated parties who wish to purchase a certain list and unrelated parties who have the desired list for sale. Accordingly, the Company recognizes trade accounts receivable and trade accounts payable, reflecting a "gross-up" of the two concurrent transactions. The transactions are not structured providing for the right of offset. List brokerage sales are reflected net of costs on the accompanying consolidated statement of operations.

     Advertising Costs. Direct marketing costs associated with the mailing and printing of brochures and catalogs are capitalized and amortized over a period of six months which corresponds to the estimated revenue stream of the individual advertising activities. All other advertising costs are expensed as the advertising takes place. Total unamortized marketing costs at December 31, 2000 and 1999, was $2.5 million and $3.0 million, respectively. Total advertising expense for the years ended December 31, 2000, 1999, and 1998 was $31.8 million, $21.0 million, and $19.7 million, respectively.

     Property and Equipment. Property and equipment (including equipment acquired under capital leases) are stated at cost and are depreciated or amortized primarily using straight-line methods over the estimated useful lives of the assets, as follows:

Building and improvements...................................  30 years
Office furniture and equipment..............................   7 years
Computer equipment..........................................   3 years
Capitalized equipment leases................................   5 years

     Intangibles. Intangible assets are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets, as follows:

Goodwill..............................................       7 to 20 years
Distribution networks.................................             2 years
Noncompete agreements.................................  Term of agreements
Purchased data processing software....................        2 to 7 years
Database costs........................................        1 to 5 years
Core technology costs.................................             3 years
Customer base costs...................................       3 to 15 years
Tradename costs.......................................      10 to 20 years
Perpetual software license agreement..................            10 years
Software development costs............................        1 to 5 years
Workforce costs.......................................        5 to 8 years

     Software Capitalization. Until technological feasibility is established, software development costs are expensed as incurred. After that time, direct costs are capitalized and amortized equal to the greater of the ratio of current revenues to the estimated total revenues for each product or the straight-line method, generally over one year for software developed for external use and over two to five years for software developed for internal use. Unamortized software costs included in intangible assets at December 31, 2000 and 1999, were $10.2 million and $9.3 million, respectively. Amortization of capitalized costs during the years ended December 31, 2000, 1999 and 1998, totaled approximately $10.6 million, $5.1 million, and $3.6 million, respectively. During 2000, the Company recorded an impairment of $0.2 million (see Note 17) on the unamortized balance of certain data warehousing project costs.

     Database Development Costs. Costs to maintain and enhance the Company's existing business and consumer databases are expensed as incurred. Costs to develop new databases, which primarily represent direct external costs, are capitalized with amortization beginning upon successful completion of the compilation project. Database development costs are amortized straight-line over the expected lives of the databases generally ranging from one to five years. Unamortized database development costs included in intangible assets at December 31, 2000 and 1999, were $73 thousand and $577 thousand, respectively. Amortization of capitalized costs during the years ended December 31, 2000, and 1999 totaled approximately $151 thousand and $796 thousand, respectively. During 2000, the Company recorded an impairment of $0.8 million (see Note 17) on the unamortized balance of the Company's infoPix database. During 1999, as a direct result of the acquisition of Donnelley Marketing in July 1999 and the addition of the Donnelly consumer database file (see Note 3), the Company recorded a write-down of $3.9 (see Note 17) million on the unamortized balance of the Company's existing consumer database white pages file which was impaired due to the addition of the more complete Donnelley consumer file.

     Long-lived assets. All of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized in operating results. The impairment loss is measured using discounted cash flows or quoted market prices, when available. The Company also periodically reevaluates the remaining useful lives of its long-lived assets based on the original intended and expected future use or benefit to be derived from the assets. Changes in estimated useful lives are reflected prospectively by amortizing the remaining book value at the date of the change over the adjusted remaining estimated useful life. During 2000, the Company recorded impairments totaling $1.1 million (see Note 17) for certain infoUSA.com leasehold improvements, infoUSA.com capitalized public offering costs, and for certain equipment related to the infoPix business photograph project. During 1999, the Company transferred its data processing services function from Montvale, NJ to an existing Company location in Greenwich, CT. As a direct result of this move and the abandonment of certain leasehold improvements and in-process construction projects, the Company recorded a write-down of $1.7 million (see Note 17) on the remaining net book value of the impaired assets.

     Revenue Recognition. The Company's revenue is primarily generated from the sale of its products and services and the licensing of its data to third parties. Revenue from the sale of products and services is recognized when the product is delivered or the services are performed. During 2000, the Company changed its method of accounting for data licensing arrangements sold with updates to record revenue on a straight-line basis over the license term. This newly adopted method of accounting better reflects the service commitment inherent in the Company's licensing agreements in light of the growing proportion of such licensing revenue is from long-term and continuous access agreements. The cumulative effect of the change in method for periods prior to January 1, 2000 of $10.3 million (net of income taxes of $3.5 million), or $.21 per share, is shown as the cumulative effect of a change in accounting principle in the accompanying Consolidated Statements of Operations. The change to a more preferable revenue recognition method increased fiscal year 2000 revenues by $609 thousand. The quarterly supplemental data for 2000 has been restated to recognize revenues according to the newly adopted method as of January 1, 2000. Assuming the above described revenue recognition policy had been implemented on January 1, 1998, pro forma net sales and pro forma net income from continuing operations would have been decreased by $4.4 million and $2.7 million and $1.9 million and $1.2 million for the years 1999 and 1998, respectively.

     Reserves are established for estimated returns and uncollectible amounts on sales of product where the customer has the right of return. Royalty revenue is recognized at the time it is earned under the Company's license agreement. Advertising revenue is typically derived from advertising agreements in which the Company receives a fixed fee or a fee based on a per impression or click through basis and is recognized as the Company fulfills the terms of the agreement. Revenue from revenue-sharing agreements is recognized after the transaction has occurred and in the period the obligation to pay is reported by the product or service provider.

     Change in Ownership Interest. Gains or losses from a change in ownership of a consolidated subsidiary or an unconsolidated affiliate are recognized in the consolidated statements of operations in the period of change.

     Stock-based compensation. The Company and its subsidiaries account for its employee stock options using the intrinsic value method. When both the number of shares that an individual employee is entitled to receive and the option price are known at the grant date, total compensation cost for the Company's grant of stock options to employees is measured at the grant date. Compensation cost is recognized as expense over the periods in which the employee performs the related services, which is generally presumed to be the vesting period.

     Compensation cost for stock options and warrants granted to non-employees and vendors is measured based upon the fair value of the stock option or warrant granted. When the performance commitment of the non-employee or vendor is not complete as of the grant date, the Company estimates the total compensation cost using a fair value method at the end of each period. Generally, the final measurement of compensation cost occurs when the non-employee or vendors related performance commitment is complete. Changes, either increases or decreases, in the estimated fair value of the options between the date of the grant and the final vesting of the options result in a change in the measure of compensation cost for the stock options or warrants. Compensation cost is recognized as expense over the periods in which the benefit is received.

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

     Interest Rate Agreements. The Company does not invest in derivatives for trading purposes. The Company uses interest rate swaps to hedge exposures to interest rate risk on debt obligations. The Company currently does not recognize the fair value or change in fair value of the interest rate swaps. Interest rate swap settlements are recognized as adjustments to interest expense in the consolidated statements of operations when paid or received.

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

     The following data show the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Options on 242 thousand shares of common stock were not included in computing diluted earnings per share for 2000 because their effects were antidilutive.

                                                                   FOR THE YEARS ENDED
                                                       --------------------------------------------
                                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                           2000            1999            1998
                                                       ------------    ------------    ------------
                                                                      (IN THOUSANDS)
Weighted average number of shares outstanding used
  in basic EPS.....................................       50,304          48,470          49,314
Net additional common equivalent shares outstanding
  after assumed exercise of stock options..........           --             143             901
                                                          ------          ------          ------
Weighted average number of shares outstanding used
  in diluted EPS...................................       50,304          48,613          50,215
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

     Accounting Standards. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. ("SFAS 133"). SFAS 133, effective for all fiscal quarters of fiscal years beginning after June 15, 2000, establishes standards for reporting and display of derivative instruments and for hedging activities. As of December 31, 2000, the Company's only derivative financial instruments included an interest rate swap. The Company does not expect the effect of SFAS 133 to be significant to its financial reporting.

3.   ACQUISITIONS

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

     Effective May 2000, the Company acquired certain assets and assumed certain liabilities of idEXEC, a Thomson Financial company. idEXEC provides a worldwide database of 60,000 large businesses and 400,000 executives for business-to-business prospecting, marketing, and research applications. Total consideration for the acquisition was $7.3 million, consisting of $5.1 million in cash, funded using cash provided by operations, and 391,000 shares of common stock at a recorded value of $2.2 million, funded using shares of treasury stock held by the Company. The Company determined the fair value of its shares issued for the purchase using the average share price for the Company's common stock prior to and subsequent to the announcement date of May 2, 2000. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of idEXEC have been included in the Company's financial statements since the date of acquisition. Intangibles recorded as part of the purchase included goodwill of $8.4 million, which is being amortized over 15 years.

     Effective March 2000, the Company acquired all issued and outstanding common stock of American Church Lists, a national proprietary database of religious institutions, organizations and affiliations. Total consideration for the acquisition was $2.0 million, funded using cash provided by operations. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of American Church Lists have been included in the Company's financial statements since the date of acquisition. Intangibles recorded as part of the purchase included goodwill of $1.9 million, which is being amortized over 15 years.

     Effective July 1999, the Company acquired all issued and outstanding common stock of Donnelley Marketing, Inc. (Donnelley), a division of First Data Corporation. Donnelley is a national consumer database and database marketing company. Total consideration for the acquisition was $200.0 million in cash, funded using a combination of existing cash and borrowings under new senior secured credit facilities (see Note 8). The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Donnelley have been included in the Company's financial statements since the date of acquisition. Goodwill and other intangibles recorded included goodwill of $144.5 million, non-compete agreements of $6.1 million, trade names of $7.7 million, and purchased data processing software of $64.1 million, which are being amortized over lives of 20 years, 5 years, 20 years, and 7 years, respectively. In addition, as part of the purchase of Donnelley, the Company recorded accruals related to acquisition costs and facility closure costs totaling $2.3 million. The Company subsequently paid all $2.3 million of these costs. The amount of intangibles recorded by the Company exceeded the purchase price due to the Company recording deferred taxes established for certain intangibles not currently deductible for tax purposes and an accrual related to costs associated with the integration of acquired operations into existing operations.

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

     Effective June 1998, the Company acquired certain assets and assumed certain liabilities of JAMI Marketing Services, Inc. (JAMI), a list brokerage, list management, data processing and marketing consulting firm. Total consideration for the acquisition was $12.8 million in cash, as adjusted, funded with the proceeds from the disposition of the Company's holdings of Metromail Corporation common stock. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of JAMI have been included in the Company's financial statements since the date of acquisition. A purchase price adjustment of $0.3 million was made due to the final calculation of purchase price based on the terms of the acquisition agreement and amounts were reallocated based on the purchase price allocation finalized in the fourth quarter of 1998. Intangibles and goodwill recorded included goodwill of $7.3 million, trade names of $0.2 million, customer base of $5.1 million, non-compete agreements of $0.2 million, and workforce costs of $0.5 million. Goodwill is being amortized over 15 years.

     Effective March 1998, the Company acquired all issued and outstanding common stock of Walter Karl, Inc. (Walter Karl), a national direct marketing service firm that provides list management, list brokerage, and database marketing and direct marketing services to a wide array of customers. Total consideration for the acquisition was $19.4 million in cash, as adjusted, funded using a revolving credit facility. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Walter Karl have been included in the Company's financial statements since the date of acquisition. In addition to purchased in-process research and development costs of $3.8 million (See Note 17), intangibles and goodwill recorded estimates included goodwill of $16.7 million, core technology of $3.7 million, trade names of $4.2 million, customer base of $2.2 million, and workforce costs of $0.8 million. In addition, as part of the purchase of Walter Karl, the Company recorded an accrual related to closure of a facility and relocating or terminating the employees from this facility totaling $6.8 million. The Company subsequently recognized $1.7 million of employee relocation and severance costs and $2.8 million of facility closure costs. During 1999, the Company reduced $2.3 million of the accrual that remained which resulted in a reduction of goodwill associated with the purchase. Goodwill is being amortized over 15 years. The amount of intangibles recorded by the Company exceeded the purchase price due to the Company recording an accrual related to costs associated with the integration of acquired operations into existing operations, deferred taxes established for certain intangibles not currently deductible for tax purposes, and the excess of liabilities over assets assumed.

     Operating results for each of these acquisitions are included in the accompanying consolidated statements of operations from the respective acquisition dates. Assuming the above described companies had been acquired on January 1, 1999, and excluding the write-offs of in-process research and development costs, included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income (loss) and net income (loss) per share would have been as follows:

                                                                      FOR THE YEARS ENDED
                                                                --------------------------------
                                                                 DECEMBER 31,      DECEMBER 31,
                                                                     2000              1999
                                                                --------------    --------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                                            AMOUNTS)
Net sales...................................................       $308,958          $316,497
Net income (loss) from continuing operations................       $(31,319)         $ 14,818
Basic earnings (loss) per share.............................       $  (0.62)         $   0.31
Diluted earnings (loss) per share...........................       $  (0.62)         $   0.30

     The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results which may occur in the future.

4.   MARKETABLE SECURITIES

     At December 31, 2000 and 1999, marketable securities consist of common stock, which the Company believes cost approximates fair market value. For the year ended December 31, 2000 there were no proceeds or realized gains (losses) from the sale of marketable securities. Proceeds from sales of marketable securities were $32.1 million and $41.1 million, while realized gains totaled $13.1 million and $17.9 million and realized losses totaled $0.2 million and $2.4 million, for the years ended December 31, 1999 and 1998, respectively.

5.   COMPREHENSIVE INCOME (LOSS)

     The components of other comprehensive income (loss) were as follows:

                                                                   FOR THE YEARS ENDED
                                                       --------------------------------------------
                                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                           2000            1999            1998
                                                       ------------    ------------    ------------
                                                                      (IN THOUSANDS)
Unrealized holding losses arising during the
  period:
  Unrealized net losses............................       $ (85)         $(7,448)        $(10,162)
  Related tax benefit..............................          32            2,830            3,861
                                                          -----          -------         --------
       Net.........................................         (53)          (4,618)          (6,301)
                                                          -----          -------         --------
Less: Reclassification adjustment for net gains
  realized on sale of marketable securities during
  the period:
  Realized net gains...............................          --            2,103           15,164
  Related tax expense..............................          --             (799)          (5,762)
                                                          -----          -------         --------
       Net.........................................          --            1,304            9,402
                                                          -----          -------         --------
  Foreign currency translation adjustments.........        (668)            (641)              --
                                                          -----          -------         --------
  Total other comprehensive income (loss)..........       $(721)         $(3,955)        $  3,101
                                                          =====          =======         ========

6.   PROPERTY AND EQUIPMENT

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2000            1999
                                                                ------------    ------------
                                                                       (IN THOUSANDS)
Land and improvements.......................................      $  3,334        $ 3,205
Buildings and improvements..................................        26,571         25,398
Furniture and equipment.....................................        58,028         50,543
Capitalized equipment leases................................        15,080         11,879
                                                                  --------        -------
                                                                   103,013         91,025
Less accumulated depreciation and amortization:
  Owned property............................................        44,311         35,388
  Capitalized equipment leases..............................         3,993          2,068
                                                                  --------        -------
       Property and equipment, net..........................      $ 54,709        $53,569
                                                                  ========        =======

7.   INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2000            1999
                                                                ------------    ------------
                                                                       (IN THOUSANDS)
Goodwill....................................................      $233,144        $220,848
Noncompete agreements.......................................        13,534          13,534
Core technology.............................................         4,800           4,800
Customer base...............................................         8,372           8,372
Trade names.................................................        15,802          15,802
Purchased data processing software..........................        73,478          73,478
Acquired database costs.....................................        19,000          19,000
Work force costs............................................         1,338           1,338
Perpetual software license agreement........................         8,000           8,000
Software development costs..................................        10,152           9,295
Database costs..............................................            73             577
Deferred financing costs....................................        10,557           9,958
                                                                  --------        --------
                                                                   398,250         385,002
Less accumulated amortization...............................       102,190          69,113
                                                                  --------        --------
                                                                  $296,060        $315,889
                                                                  ========        ========

8.   FINANCING ARRANGEMENTS

     Long-term debt consists of the following:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2000            1999
                                                                ------------    ------------
                                                                       (IN THOUSANDS)
9 1/2% Senior Subordinated Notes............................      $106,000        $106,000
Senior Secured Credit Facilities -- Term A Loan.............        52,314          60,977
Senior Secured Credit Facilities -- Term B Loan.............        84,455          93,810
Senior Secured Credit Facilities -- Revolving Credit
  Facility..................................................            --              --
Mortgage note, collateralized by deed of trust. Note bears a fixed interest rate of 7.4% through July 2003, and then
  will be adjusted to a designated Federal Reserve rate plus
  1.75%. Principal is due August 2008. Interest is payable
  monthly...................................................         8,940           9,776
Uncollateralized note payable for leasehold improvements.
  Note bears a fixed interest rate of 5.0%. Principal is due
  September 2003. Interest is payable monthly...............           433             433
Capital lease obligations (See Note 16).....................         6,510           6,526
                                                                  --------        --------
                                                                   258,652         277,522
Less current portion........................................        17,779           9,885
                                                                  --------        --------
Long-term debt..............................................      $240,873        $267,637
                                                                  ========        ========

     Future maturities by calendar year of long-term debt as of December 31, 2000 are as follows (in thousands):

2001........................................................  $ 17,779
2002........................................................  $ 18,062
2003........................................................  $ 18,393
2004........................................................  $ 22,826
2005........................................................  $ 51,511
Thereafter..................................................  $130,081

     On June 18, 1998, the Company completed a private placement of 9 1/2% Senior Subordinated Notes due June 15, 2008 with an aggregate principal balance of $106.0 million. The Notes are subject to various covenants, including among other things, limiting additional indebtedness and the ability to pay dividends. In January 1999, the Company exchanged registered 9 1/2% Senior Subordinated Notes (the "Notes") for the unregistered notes pursuant to a Registration Statement on Form S-4 declared effective by the Securities & Exchange Commission. Interest on the Notes will accrue from the original issuance date of the unregistered notes and will be payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 1998, at the rate of 9 1/2% per annum. The Notes are redeemable, in whole or in part, at the option of the Company, on or after June 15, 2003, at designated redemption prices outlined in the Indenture governing the Notes, plus any accrued interest to the date of redemption. In addition, at any time on or prior to June 15, 2001, the Company, at its option, may redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net cash proceeds of one or more equity offerings, at the redemption price equal to 109.5% of the principal amount thereof, plus any accrued interest to the date of redemption. In the event of a change in control, each holder of Notes will have the right to require the Company to repurchase such holder's Notes at a price equal to 101% of the principal amount thereof, plus any accrued interest to the repurchase date.

     During 1999, the Company negotiated a $195.0 million Senior Secured Credit Facilities ("Credit Facilities") borrowing arrangement with Deutsche Bank, comprised of: Term Loan A Facility in the amount of $65.0 million which provides for grid-based interest pricing based upon the Company's consolidated leverage ratio and ranges from base rate + 1.75% to 2.25% for base rate loans and from LIBOR + 2.75% to 3.25% for LIBOR loans with a maturity of 5 years; a Term Loan B Facility in the amount of $100.0 million which provides interest at base rate + 3.00% for base rate loans and LIBOR + 4.00% for LIBOR loans with a maturity of 7 years;

and a Revolving Credit Facility in the amount of $30.0 million which provides the same interest pricing as the Term Loan A Facility with a maturity of 5 years. Substantially all assets of the Company are pledged as security under the terms of the Credit Facilities. As of December 31, 2000, the Term Loan A Facility had balance of $52.3 million, with an interest rate of 9.9% and a Term Loan B balance of $84.4 million, with an interest rate of 10.7%.

     As of December 31, 2000, the Company had no borrowings under the Revolving Credit Facility, with the exception of two outstanding letters of credit totaling $6.7 million reducing the availability under the Revolving Credit Facility to $18.3 million. Additionally, the Company is required to pay a commitment fee of 0.5% on the average unused amount of the Revolving Credit Facility.

     Interest rate swap agreements are used by the Company to reduce the potential impact of increases in interest rates on floating-rate long term debt (See Note 15).

     The Company is subject to certain financial covenants in the Credit Facilities, including minimum consolidated interest coverage ratio, maximum consolidated leverage ratio and minimum consolidated EBITDA. Management believes the Company is in compliance with or has obtained waivers for all restrictive covenants of the Company's various debt facilities.

9.   INCOME TAXES

     The provision for income taxes before extraordinary items consists of the following:

                                                                   FOR THE YEARS ENDED
                                                       --------------------------------------------
                                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                           2000            1999            1998
                                                       ------------    ------------    ------------
                                                                      (IN THOUSANDS)
Current:
  Federal..........................................      $ 4,843         $14,401          $4,469
  State............................................          415           1,271             556
                                                         -------         -------          ------
                                                           5,258          15,672           5,025
                                                         -------         -------          ------
Deferred:
  Federal..........................................       (3,627)         (2,308)            742
  State............................................         (311)           (220)            113
                                                         -------         -------          ------
                                                          (3,938)         (2,528)            855
                                                         -------         -------          ------
                                                         $ 1,320         $13,144          $5,880
                                                         =======         =======          ======

     The effective income tax rate for continuing operations varied from the Federal statutory rate as follows:

                                                                   FOR THE YEARS ENDED
                                                       --------------------------------------------
                                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                           2000            1999            1998
                                                       ------------    ------------    ------------
                                                                      (IN THOUSANDS)
Expected Federal income taxes at statutory rate of
  35%..............................................      $(5,560)        $12,671          $2,813
State taxes, net of Federal effects................           68             683             435
Amortization of nondeductible intangibles..........        4,595           2,619           1,260
Gain on of subsidiary common stock.................       (5,122)         (3,110)             --
In-process research and development................           --              --           1,342
Change in valuation allowance......................        6,805              --              --
Other..............................................          534             281              30
                                                         -------         -------          ------
                                                         $ 1,320         $13,144          $5,880
                                                         =======         =======          ======

     The components of the net deferred tax assets (liabilities) were as follows:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2000            1999
                                                                ------------    ------------
                                                                       (IN THOUSANDS)
Deferred tax assets:
  Accrued vacation..........................................      $  1,066        $    929
  Accrued expenses..........................................         1,472             121
  Net operating losses......................................         6,805              --
                                                                  --------        --------
                                                                     9,343           1,050
  Less valuation allowance..................................        (6,805)             --
                                                                  --------        --------
                                                                     2,538           1,050
                                                                  --------        --------
Deferred tax liabilities:
  Intangible assets.........................................       (30,074)        (31,894)
  Accounts receivable.......................................          (293)         (1,310)
  Depreciation..............................................        (1,133)         (1,173)
  Deferred marketing costs..................................          (938)         (1,124)
  Prepaid expenses and other assets.........................        (1,743)         (1,130)
                                                                  --------        --------
                                                                   (34,181)        (36,631)
                                                                  --------        --------
     Net deferred tax liabilities...........................      $(31,643)       $(35,581)
                                                                  ========        ========

     In conjunction with the acquisition of Donnelley, the Company recorded a deferred tax liability in 1999 of approximately $30 million related to intangible assets that were not currently deductible for tax purposes.

     Loss on discontinued operations and cumulative effect of accounting change are presented net of income tax benefits of $6.0 million for the year ended December 31, 2000.

     The Company had a valuation allowance for deferred tax assets at December 31, 2000 of $6,805 and a change in the valuation allowance of $6,805 for the year ended December 31, 2000. The Company had no valuation allowance at December 31, 1999. The entire valuation allowance relates to net operating losses generated by a majority owned subsidiary which is not included in the Company's consolidated group for tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company's subsidiary will need to generate future taxable income prior to the expiration of the net operating loss carryforwards. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes a valuation allowance of $6,805 as of December 31, 2000 and an increase in the valuation allowance of $6,805 for the year ended December 31, 2000 is appropriate.

     Net operating loss carryforwards, which originated in 2000, will begin to expire in 2020.

10. STOCK OPTION PLANS

     As of December 31, 2000, a total of 10.0 million and 5.0 million shares of the Company's Common Stock have been reserved for issuance to officers, key employees and non-employee directors under the Company's 1992 Stock Option Plan and the Company's 1997 Common Stock Option Plan, respectively. Options are generally granted at the stock's fair market value on the date of grant, vest generally over a four or five year period and expire five or six years, respectively, from date of grant. Options issued to shareholders holding 10% or more of the Company's stock are generally issued at 110% of the stock's fair market value on the date of grant and vest over periods ranging from five to six years with early vesting if certain financial goals are met. Certain options issued to directors at the stock's fair market value vested immediately and expire five years from grant date.

     The Company's partially-owned subsidiary, infoUSA.com, sponsors an Equity Incentive Plan in which shares of common stock are reserved for issuance to officers, directors, employees and consultants of the subsidiary. Options granted during 2000 totaled 3.3 million options, with a weighted average exercise price of $1.61. The Company uses Accounting Principles Bulletin (APB) Opinion No. 25 to account for stock-based compensation to employees and directors of the Company and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans for stock-based compensation to non-employees of the Company. As such, the Company has recorded a non-cash charge of $3.1 million during 2000 related to the issuance of stock options and warrants of infoUSA.com common stock. The non-cash charge was calculated based on an appraised fair value for the common stock of the subsidiary of $.96 per share as of December 31, 2000. The charge was recorded as an addition to paid-in-capital.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                   FOR THE YEARS ENDED
                                                       --------------------------------------------
                                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                           2000            1999            1998
                                                       ------------    ------------    ------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) -- as reported...................      $(31,633)       $23,186          $2,158
Net income (loss) -- pro forma.....................      $(34,220)       $20,176          $ (788)
Basic earnings (loss) per share -- as reported.....      $  (0.63)       $  0.48          $ 0.04
Basic earnings (loss) per share -- pro forma.......      $  (0.68)       $  0.42          $(0.02)
Diluted earnings (loss) per share -- as reported...      $  (0.63)       $  0.48          $ 0.04
Diluted earnings (loss) per share -- pro forma.....      $  (0.68)       $  0.42          $(0.02)

     The above pro forma results are not likely to be representative of the effects on reported net income for future years since options vest over several years and additional awards generally are made each year.

     The fair value of the weighted average of each year's option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999 and 1998: expected volatility of 10.26% (2000), 9.51% (1999) and 17.33% (1998); risk free interest rate based on the U.S. Treasury strip yield at the date of grant; and expected lives of 4 to 6 years.

     The following information has been restated to reflect the stock combination (See Note 19).

                                        DECEMBER 31, 2000     DECEMBER 31, 1999     DECEMBER 31, 1998
                                       -------------------   -------------------   -------------------
                                            WEIGHTED              WEIGHTED              WEIGHTED
                                        AVERAGE EXERCISE      AVERAGE EXERCISE      AVERAGE EXERCISE
                                       -------------------   -------------------   -------------------
                                         SHARES     PRICE      SHARES     PRICE      SHARE      PRICE
                                       ----------   ------   ----------   ------   ----------   ------
Outstanding beginning of period......   7,921,134   $ 8.74    7,094,036   $ 9.33    7,478,050   $ 9.22
Granted..............................     852,100     6.85    2,697,335     6.57    1,160,000    11.49
Exercised............................    (409,224)   10.32   (1,322,298)    6.84     (179,428)    6.40
Forfeited/expired....................  (1,234,629)    7.97     (547,939)   10.57   (1,364,586)   10.91
                                       ----------   ------   ----------   ------   ----------   ------
Outstanding end of period............   7,129,381   $ 8.66    7,921,134   $ 8.74    7,094,036   $ 9.33
                                       ==========   ======   ==========   ======   ==========   ======
Options exercisable at end of
  period.............................   4,389,852   $ 9.03    3,453,689   $ 9.13    2,809,439   $ 8.20
                                       ==========   ======   ==========   ======   ==========   ======
Shares available for options that may
  be granted.........................   1,146,395             1,139,938               777,834
                                       ==========            ==========            ==========
Weighted-average grant date fair
  value of options, granted during
  the period -- exercise price equals
  stock price at grant...............               $   --                $ 1.66                $ 3.34
                                                    ======                ======                ======

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                  OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                         -------------------------------------   -----------------------
                                                        WEIGHTED-
                                                         AVERAGE     WEIGHTED-                 WEIGHTED-
                                                        REMAINING     AVERAGE                   AVERAGE
                                           NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
RANGE OF EXERCISE PRICES                 OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
------------------------                 -----------   -----------   ---------   -----------   ---------
$4.28 to $5.70........................      243,000     3.7 years     $ 5.10         41,766     $ 5.07
$5.70 to $7.13........................    2,464,362     3.4 years       6.48      1,080,221       6.48
$7.13 to $8.55........................    1,935,541     0.7 years       8.47      1,516,787       8.49
$8.55 to $9.98........................      224,000     0.8 years       9.22        223,000       9.22
$9.98 to $11.40.......................    1,494,478     1.4 years      10.71      1,045,691      10.70
$11.40 to $12.83......................      185,000     1.8 years      12.08        120,306      12.05
$12.83 to $14.25......................      583,000     2.2 years      13.36        362,081      13.41
                                          ---------     ---------     ------      ---------     ------
$4.28 to $14.25.......................    7,129,381     2.0 years     $ 8.66      4,389,852     $ 9.03
                                          =========     =========     ======      =========     ======

11. SAVINGS PLAN

     Employees who meet certain eligibility requirements can participate in the Company's 401(k) Savings and Investment Plan. Under the plan, the Company may, at its discretion, match a percentage of the employee contributions. The Company recorded administration expenses and matching contributions totaling $2.4 million, $1.1 million and $1.1 million in the years ended December 31, 2000, 1999 and 1998, respectively.

     During 1999, the Company began making matching contributions to its 401(k) Plan in the form of treasury stock. During 2000, the Company contributed 335,999 shares at a recorded value of $2.0 million. During 1999, the Company contributed 78,510 shares at a recorded value of $494 thousand. In 2000, the Company made a change allowing the matching contributions to be made in either cash or stock.

12. RELATED PARTY TRANSACTIONS

     The Company paid a total of $2.0 million, $3.5 million and $1.4 million in 2000, 1999 and 1998, respectively, to Annapurna Corporation, which is 100% owned by Mr. Gupta, for reimbursement of employee related travel expenses. The Company also paid $0.5 million to Everest Investment Management in 1999, which is 40% owned by Mr. Gupta, for investment advisory fees on transactions for which the Company recorded gains of over $11.0 million. Mr. Gupta also paid for Company expenses totaling $140 thousand related to entertainment and investment management services which have been recorded as a contribution of capital in 2000. During 1999, Mr. Gupta received a loan for $2.6 million, which was repaid with interest shortly after the borrowing.

     The Company utilizes a law firm of which one member of the Board of Directors is a partner to the firm. Legal fees paid to the law firm totaled $1.1 million, $540 thousand, and $370 thousand in the years ended December 31, 2000, 1999 and 1998, respectively.

13. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company made certain acquisitions during 2000, 1999 and 1998 (See Note
3) and assumed liabilities as follows:

                                                               2000        1999         1998
                                                              -------    ---------    --------
                                                                       (IN THOUSANDS)
Fair value of assets......................................    $14,460    $ 247,201    $ 58,552
Cash paid.................................................     (8,751)    (206,968)    (31,654)
Common stock issued.......................................     (2,248)          --          --
                                                              -------    ---------    --------
Liabilities assumed.......................................    $ 3,461    $  40,233    $ 26,898
                                                              =======    =========    ========

     The Company acquired computer equipment under capital lease obligations totaling $3.2 million and $6.8 million, in the years ended December 31, 2000 and 1999, respectively. (See Note 16)

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     The carrying amounts shown in the following table are included in the consolidated balance sheets under the indicated captions.

                                                    DECEMBER 31, 2000         DECEMBER 31, 1999
                                                  ----------------------    ----------------------
                                                  CARRYING                  CARRYING
                                                   AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                  --------    ----------    --------    ----------
                                                               (AMOUNTS IN THOUSANDS)
Financial assets:
  Cash and cash equivalents...................    $ 21,693     $ 21,693     $ 10,846     $ 10,846
  Marketable securities.......................         102          102           70           70
  Other assets................................       3,000        3,000        3,000        3,000
Financial liabilities:
  Long-term debt..............................     258,652      203,498      277,522      241,088
Derivatives:
  Interest rate swaps.........................          --         (522)          --          540

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

Values for companies not publicly traded on organized exchanges may also be based on analysis and review of valuations performed by others independent of the Company.

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

     At December 31, 2000, the Company was a party to one interest rate swap agreement which expires in September 2002. The agreement entitles the Company to receive from counterparties on a semi-annual basis the amounts, if any, by which the Company's interest payments on $60.5 million of outstanding debt under the Credit Facilities exceed 6.385%, and to pay counterparties on a semi-annual basis the amounts, if any, by which the Company's interest payments on $60.5 million of outstanding debt under the Credit Facilities are less than 6.385%.

16. COMMITMENTS AND CONTINGENCIES

     Under the terms of its capital lease agreements, the Company is required to pay ownership costs, including taxes, licenses and maintenance. The Company also leases office space under operating leases expiring at various dates through June 2010. Certain of these leases contain renewal options. Rent expense on operating lease agreements was $6.5 million, $4.6 million, and $3.1 million in the years ended December 31, 2000, 1999 and 1998, respectively.

     Following is a schedule of the future minimum lease payments as of December 31, 2000:

                                                                CAPITAL    OPERATING
                                                                -------    ---------
                                                                   (IN THOUSANDS)
2001........................................................    $3,775      $ 7,133
2002........................................................     2,424        6,846
2003........................................................       878        6,151
2004........................................................        --        5,154
2005........................................................        --        4,528
                                                                ------      -------
Total future minimum lease payments.........................     7,077      $29,812
                                                                            =======
Less amounts representing interest..........................       567
                                                                ------
Present value of net minimum lease payments.................    $6,510
                                                                ======

     The Company is committed to make future payments under consulting and non-compete agreements as of December 31, 2000, of $306 thousand payable during 2001.

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

17. NON-RECURRING CHARGES INCLUDING ACQUISITION COSTS, IN-PROCESS RESEARCH AND DEVELOPMENT ("IPR&D"), ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

     During 2000, the Company recorded acquisition costs totaling $2.3 million. The Company recorded charges of $0.5 million related to the Company's acquisition of American Church Lists, idEXEC and Getko (see Note 3). These charges represent costs incurred to integrate these acquired operations into the Company's existing operations. These costs were not directly related to the acquisition of these companies, and therefore could not be capitalized as part of the purchase price. Additionally, the Company recorded charges of $1.8 million associated with the Company's unsuccessful bid to acquire the consumer database division of R.L. Polk.

     During 2000, the Company recorded restructuring charges totaling $5.8 million as a part of the Company's overall strategy to reduce costs and continue commitment to its core businesses. The commitment to its core businesses program included a reduction in the planned investment in the Company's Internet businesses and a reduction in total headcount from 2,200 to 1,841. The Company recorded a $3.7 million lease buy-out accrual for abandoned space at the Foster City, California facility and $2.1 million for workforce reduction accruals. The workforce reduction charges included involuntary employee separation costs for approximately 350 employees that included charges of $0.8 million for employees in the Company's Internet businesses, $0.7 million for employees of the large business segment, $0.4 million for employees of the small business segment and $0.2 for administrative employees. As of December 31, 2000, employees received cash severance payments totaling $0.3 million during 2000 with $1.8 million deferred and planned to be paid in 2001. At December 31, 2000, these deferred payments were classified in the accompanying Consolidated Balance Sheets as accrued expenses.

     During 2000, as a result of the Company's strategy to increase the commitment to the core businesses and the reduction in the investment to the Company's Internet businesses, the Company recorded asset impairment charges totaling $2.1 million. The impairment charges included $0.2 million (see Note 2) of capitalized software costs, $0.8 million (see Note 2) of capitalized database costs, and $1.1 million (see Note 2) for long-lived assets including photography equipment, leasehold improvements and capitalized public offering costs.

     As part of the acquisition of Donnelley Marketing in July 1999 (See Note
3), the Company recorded acquisition costs of $4.2 million, which included consulting costs, management bonuses, direct travel and entertainment costs and other direct integration-related charges.

     During 1999, the Company recorded asset impairment charges totaling $5.6 million. As a direct result of the acquisition of Donnelley in July 1999 (See
Note 3) and the addition of the Donnelly consumer database file, the Company recorded a write-down of $3.9 million (See Note 2) on the unamortized balance of the Company's existing consumer database white pages file which was impaired due to the addition of the more complete Donnelley consumer file. Additionally, the Company transferred its data processing services function from Montvale, NJ to an existing Company location in Greenwich, CT. As a direct result of this move and the abandonment of certain leasehold improvements and in-process construction projects, the Company recorded a write-down of $1.7 million (See
Note 2) on the remaining net book value of the impaired assets.

     During 1998, the Company recorded acquisition costs totaling $3.6 million, including $3.0 million associated with the Company's bid to acquire Metromail Corporation and $0.6 million associated with the Company's offering to sell Common Stock which was not completed. Also during 1998, the Company recorded a restructuring charge of $1.4 million related to the closing of the County Data Corporation (CDC) new business compilation and sales center and moving these operations from Vermont to Nebraska. All 45 of the CDC employees were terminated, and severance recorded totaled $0.6 million. The restructuring charges also included lease termination costs of $0.3 million and a write-off of $0.5 million of leasehold improvement costs associated with the closed Vermont facility. The restructuring, including recording the payments and write-downs described, was completed by September 30, 1998. Additionally, the Company recorded charges totaling $3.6 million, including a charge of $1.2 million which included $0.6 million in severance for 244 employees terminated as a result of the implementation of certain cost reduction measures in 1998. These employees were primarily in support and administration positions but some under-performing sales personnel were also terminated. The restructuring charges also included a charge of $0.4 million related to the planned closing of four field sales offices. Additionally, the Company recorded a write-down of $0.2 million related to leasehold improvement costs at facilities leased by the Company which were being closed. The restructuring, including recording the payments and write-downs described, was completed as of December 31, 1998, with the exception of the costs totaling $0.5 million related to the exit of certain field sales offices was completed by June 30, 1999.

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

18. DISCONTINUED OPERATIONS

     During December 2000, the Company shut down the operations of its VideoYellowPages.com Internet unit and recorded a loss from discontinued operations in the year ended December 31, 2000 of $4.2 million, net of income tax benefit of $3.5 million. The loss is comprised of two components: 1) the loss from operations of $3.4 million net of tax, for the full fiscal year, and
2) charges totaling $0.8 million net of tax, for assets to be disposed of or abandoned by the Company related to the discontinued operation. For the year ended December 31, 1999, the Company recorded a loss from discontinued operations for VideoYellowPages.com of $1.5 million, net of income tax benefit of $0.9 million. The Company began its operations of VideoYellowPages.com in late 1998.

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

20. GAIN ON ISSUANCE OF SUBSIDIARY STOCK

     During 2000, infoUSA.com, a subsidiary of the Company, completed additional private equity financing. The Company issued approximately 776 thousand shares of convertible preferred stock for approximately $2.7 million or $3.42 per share. The Company also issued approximately 4.3 million shares of convertible preferred stock for approximately $20.2 million or $4.66 per share. As a result of the issuance of the convertible preferred stock of this subsidiary, the Company ownership in infoUSA.com went from 83% at December 31,

1999 to approximately 67% at December 31, 2000, which resulted in a gain of $14.6 million. During December 1999, infoUSA.com issued approximately 2.9 million shares of convertible preferred stock for approximately $10 million or $3.42 per share. As a result of the issuance of the convertible preferred stock, the Company's ownership in infoUSA.com went from 100% to approximately 83% and a gain of $8.9 million was recorded. There were no deferred income taxes recorded due to the gain being a non-taxable transaction.

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

     The following tables summarizes certain segment information:

                                                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                               --------------------------------------------------
                                                SMALL       LARGE      CORPORATE     CONSOLIDATED
                                               BUSINESS    BUSINESS    ACTIVITIES       TOTAL
                                               --------    --------    ----------    ------------
                                                                 (IN THOUSANDS)
Net sales..................................    $140,242    $165,426    $      --       $305,668
Non-cash stock compensation................          --          --        3,113          3,113
Impairment of assets.......................          --          --        2,135          2,135
Acquisition costs..........................          --          --        2,287          2,287
Restructuring charges......................          --          --        5,800          5,800
Operating income (loss)....................      32,397      75,527     (119,338)       (11,414)
Investment income..........................          --          --       12,250         12,250
Interest expense...........................          --          --       26,651         26,651
Income (loss) before income taxes and
  discontinued operations..................      32,397      75,527     (123,811)       (15,887)

                                                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                               --------------------------------------------------
                                                SMALL       LARGE      CORPORATE     CONSOLIDATED
                                               BUSINESS    BUSINESS    ACTIVITIES       TOTAL
                                               --------    --------    ----------    ------------
                                                                 (IN THOUSANDS)
Net sales..................................    $129,897    $135,956    $      --       $265,853
Impairment of assets.......................          --          --        5,599          5,599
Acquisition costs..........................          --          --        4,166          4,166
Operating income (loss)....................      61,668      55,898      (83,490)        34,076
Investment income..........................          --          --       23,082         23,082
Interest expense...........................          --          --       18,579         18,579
Income (loss) before income taxes and
  discontinued operations..................      61,668      55,898      (78,987)        38,579

                                                        FOR THE YEAR ENDED DECEMBER 31, 1998
                                                 --------------------------------------------------
                                                  SMALL       LARGE      CORPORATE     CONSOLIDATED
                                                 BUSINESS    BUSINESS    ACTIVITIES       TOTAL
                                                 --------    --------    ----------    ------------
                                                                   (IN THOUSANDS)
Net sales....................................    $129,973    $ 98,705     $     --       $228,678
Provision for litigation settlement..........          --          --        4,500          4,500
Acquisition costs............................          --          --        3,643          3,643
In-process research and development..........          --          --        3,834          3,834
Restructuring charges........................          --          --        2,616          2,616
Operating income (loss)......................      54,660      39,671      (91,761)         2,570
Investment income............................          --          --       16,628         16,628
Interest expense.............................          --          --        9,160          9,160
Income (loss) before income taxes and
  discontinued operations....................      54,660      39,671      (86,293)         8,038

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

The Stockholders and Board of Directors
infoUSA Inc.:

     Under date of January 26, 2001, we reported on the consolidated balance sheets of infoUSA Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for data licensing arrangements sold with updates.

                                                        /s/ KPMG LLP
                                            ------------------------------------
                                            KPMG LLP

Omaha, Nebraska
January 26, 2001

                         INFOUSA INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                                       -----------------------
                                          BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                          BEGINNING    COSTS AND      OTHER                     END OF
DESCRIPTION                               OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                               ----------   ----------   ----------   ----------   ----------
Allowance for doubtful accounts
  receivable:..........................                                                (A)
  December 31, 1998....................     $1,435      $ 4,388       $  578*     $ 3,701       $2,700
  December 31, 1999....................     $2,700      $ 1,839       $1,586*     $ 3,543       $2,582
  December 31, 2000....................     $2,582      $ 2,371       $   98*     $ 2,860       $2,191
Allowance for sales returns:...........                                                (B)
  December 31, 1998....................     $4,578      $15,693       $   --      $15,682       $4,589
  December 31, 1999....................     $4,589      $ 6,506       $   --      $ 6,609       $4,486
  December 31, 2000....................     $4,486      $ 7,752       $   --      $ 9,705       $2,533

---------------

*  Recorded as a result of acquisitions

(A) Charge-offs during the period indicated

(B) Returns processed during the period indicated

                                 EXHIBIT INDEX

 2.1    --   Asset Purchase Agreement between the Company and Digital
             Directory Assistance, Inc. is incorporated herein by
             reference to exhibits filed with the Company's Current
             Report on Form 8-K dated September 10, 1996.
 2.2    --   Agreement and Plan of Reorganization between the Company and the Shareholders of County Data Corporation is incorporated herein by reference to Exhibits filed with Company's Annual
             Report on Form 10-K for the Fiscal Year Ended December 31,
             1996 (File No. 000-19598).
 2.3    --   Agreement and Plan of Reorganization between the Company and the Shareholders of 3319971 Canada Inc. is incorporated
             herein by reference to Exhibits filed with Company's Annual
             Report on Form 10-K for the Fiscal Year Ended December 31,
             1996 (File No. 000-19598).
 2.4    --   Agreement and Plan of Reorganization between the Company and the Shareholders of Marketing Data Systems, Inc. is
             incorporated herein by reference to exhibits filed with the
             Company's Registration Statement on Form S-3 (File No.
             333-36669) filed October 23, 1997.
 2.5    --   Agreement and Plan of Reorganization between the Company and the Shareholders of DBA Holdings, Inc. is incorporated
             herein by reference to exhibits filed with the Company's
             Current Report on Form 8-K dated February 28, 1997.
 2.6    --   Agreement and Plan of Reorganization between the Company and the Shareholders of Pro CD, Inc. is Incorporated herein by reference to exhibits filed with the Company's Current
             Report on Form 8-K dated September 8, 1997.
 2.7    --   Stock Purchase Agreement between the Company and the
             Shareholders of Walter Karl, Inc. is Incorporated herein by reference to exhibits filed with the Company's Current
             Report on Form 8-K dated February 24, 1998.
 2.8    --   Asset Purchase Agreement between the Company and JAMI
             Marketing Services, Inc. is incorporated herein by reference to exhibits filed with the Company's Annual Report on Form
             10-K for the Fiscal Year ended December 31, 1998 (File No.
             000-19598).
 2.9    --   Agreement and Plan of Reorganization by and among the
             Company, Hugo Acquisition Corporation, First Data
             Corporation, First Data Information Management Group, Inc.,
             DM Holdings, Inc., Donnelley Marketing Holdings, Inc., and
             Donnelley Marketing, Inc. is incorporated herein by
             Reference to exhibits filed with the Company's Current
             Report on Form 8-K dated May 28, 1999.
 3.1    --   Certificate of Incorporation, as amended through October 22,
             1999, is Incorporated herein by Reference to exhibits filed with Company's Registration Statement on Form 8-A, as
             amended, filed March 20, 2000.
 3.2    --   Bylaws are incorporated herein by reference to the Company's
             Registration Statement on Form S-1 (File No. 33-42887),
             which became effective February 18, 1992.
 3.3    --   Amended and Restated Certificate of Designation of
             Participating Preferred Stock, filed in Delaware on October
             22,1999, is incorporated herein by Reference to exhibits
             filed with the Company's Registration Statement on Form 8-A, as amended, filed March 20, 2000.
 4.1    --   Preferred Share Rights Agreement is incorporated herein by reference to the Company's Registration Statement on Form
             8-A, as amended, filed March 20, 2000.
 4.2    --   Specimen of Common Stock Certificate is Incorporated herein by reference to the exhibits filed with the Company's
             Registration Statement on Form 8-A, as amended), filed March
             20, 2000.
 4.3    --   Reference is made to Exhibits 3.1, 3.2, and 3.3 Hereof.
 4.4    --   Purchase Agreement dated June 12, 1998 between the Company,
             BT Alex. Brown Incorporated, Goldman, Sachs & Co. and
             Hambrecht & Quist LLC is Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form
             10-Q for the Quarter ended June 30, 1998 (File No.
             000-19598).

      4.5         --  Indenture dated as of June 18, 1998 (the "Indenture") by and between the Company and State Street Bank and Trust Company of California, N.A., as Trustee is incorporated herein by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998 (File No.
                      000-19598).
      4.6         --  Exchange and Registration Rights Agreement dated as of June 18, 1998 by and among the Company and BT
                      Alex. Brown Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist LLC as the Initial Purchasers is
                      incorporated herein by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998 (File No. 000-19598).
      4.7         --  Form of New 9  1/2% Senior Subordinated Note due 2008 is incorporated herein by reference to Exhibits filed with the Company's Registration Statement on Form S-4 (File No. 333-61645), filed December 15,
                      1999.
      4.8         --  Credit Agreement by and among infoUSA, Inc., Various Lenders (as defined therein) and Bankers Trust
                      Company dated as of July 23, 1999 is Incorporated herein by reference to exhibits filed with the
                      Company's Current Report on Form 8-K dated July 23, 1999.
      4.9         --  First Amendment dated October 29, 1999 and Second Amendment dated December 15, 1999 to Credit Agreement by and among the Company, various Lenders (as defined therein) and Bankers Trust Company, is incorporated herein by reference to exhibits filed with the Company's Report on Form 10-K for the Year ended December 31, 1999, filed March 21, 2000.
     4.10         --  Third Amendment dated April 12, 2000 and Fourth Amendment dated June 8, 2000 to Credit Agreement by and among the Company, various Lenders (as defined therein) and Bankers Trust Company, is incorporated herein by reference to exhibits filed with the Company's Report on Form 10-Q for the Quarter ended June
                      30, 2000, filed August 11, 2000.
     4.11         --  Fifth Amendment dated November 13, 2000 to Credit Agreement by and among the Company, various Lenders
                      (as defined therein) and Bankers Trust Company, is incorporated herein by reference to exhibits filed with the Company's Report on Form 10-Q for the Quarter ended September 30, 2000, filed November 14,
                      2000.
     10.1         --  Form of Indemnification Agreement with Officers And Directors is incorporated herein by reference To exhibits filed with the Company's Registration Statement on Form S-1 (File No. 33-51352), filed August
                      28, 1992.
     10.2         --  1992 Stock Option Plan as amended is incorporated Herein by reference to exhibits filed with the
                      Company's Registration Statement on Form S-8 (File No. 333-37865), filed October 14, 1997.
     10.3         --  1997 Stock Option Plan as amended is incorporated Herein by reference to exhibits filed with the
                      Company's Registration Statement on Form S-8 (File No. 333-82933), filed July 15, 1999.
     10.4         --  Employment Agreement dated February 11, 1997 between the Company and Allen F. Ambrosino, filed herewith
     10.5         --  Amended and Restated Database License Agreement Between Donnelley Marketing, Inc. and First Data
                      Resources, Inc. dated as of July 23, 1999 is Incorporated herein by reference to exhibits filed with the
                      Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999 (File No. 000-19598).
     10.6         --  Covenant not to compete by First Data Corporation to infoUSA Inc. dated as of July 23, 1999 is
                      Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999 (File No. 000-19598).
     10.7         --  Reference is made to Exhibits 2.1, 2.2, 2.3, 2.4, 2.5, 2.6, 2.7, 2.8, 2.9, 4.5, 4.8 and 4.9 hereof.
     18.1         --  Preferability Letter from KPMG to the Company dated March 30, 2001, filed herewith
     21.1         --  Subsidiaries and State of Incorporation, filed Herewith.
     23.1         --  Consent of Independent Accountants, filed Herewith.
     24.1         --  Power of Attorney, filed herewith