Form 10-Q
period 2001-03-31
INFOUSA INC
filed 2001-05-15
CIK 879437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X] Quarterly Report pursuant to Section 13 or 15(d) of the - Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001 or

    [ ] Transition report pursuant to Section 13 or 15(d) of the - Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number    0-19598

                                  infoUSA INC.
--------------------------------------------------------------------------------
               (exact name of registrant specified in its charter)

            DELAWARE                                      47-0751545
-------------------------------                   ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
     Identification Number)                       incorporation or organization)

5711 SOUTH 86TH CIRCLE, OMAHA, NEBRASKA                      68127
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (402) 593-4500
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

                50,613,409 shares of Common Stock at May 4, 2001
                                  infoUSA INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Balance Sheets as of March 31, 2001 and
             December 31, 2000

             Consolidated Statements of Operations for the Three Months
             Ended March 31, 2001 and 2000

             Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 2001 and 2000

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

                                 MARCH 31, 2001

                                     PART I

                            FINANCIAL INFORMATION AND
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          infoUSA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                          MARCH 31, 2001  DECEMBER 31, 2000
                                                          --------------  -----------------
                        ASSETS                              (UNAUDITED)
Current assets:
  Cash and cash equivalents ...........................      $  22,939       $  21,693
  Marketable securities ...............................            202             102
  Trade accounts receivable, net of allowances of
    $1,275 and $4,724, respectively ...................         52,749          58,501
  List brokerage trade accounts receivable ............         14,082          13,499
  Income taxes receivable .............................             --           4,267
  Prepaid expenses ....................................          7,433           6,067
  Deferred marketing costs ............................          1,880           2,469
                                                             ---------       ---------
          Total current assets ........................         99,285         106,598
                                                             ---------       ---------
Property and equipment, net ...........................         53,212          54,709
Intangible assets, net ................................        286,508         296,060
Other assets ..........................................          6,120           6,178
                                                             ---------       ---------
                                                             $ 445,125       $ 463,545
                                                             =========       =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ...................      $  18,292       $  17,779
  Accounts payable ....................................          8,208          11,484
  List brokerage trade accounts payable ...............         14,128          13,981
  Accrued payroll expenses ............................          6,135           7,458
  Income taxes payable ................................          1,917              --
  Accrued expenses ....................................         14,196          14,828
  Deferred income taxes ...............................            874           1,688
  Deferred revenues ...................................         20,274          19,437
                                                             ---------       ---------
          Total current liabilities ...................         84,024          86,655
                                                             ---------       ---------
Long-term debt, net of current portion ................        230,444         240,873
Deferred income taxes .................................         26,371          29,955
Deferred revenue ......................................          9,000          12,000

Minority interest .....................................          3,152           3,092

Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized
    5,000,000 shares; none issued or outstanding ......             --              --
  Common stock, $.0025 par value. Authorized
    295,000,000 shares; 51,571,500 shares issued and
    50,613,409 outstanding at March 31, 2001 and
    51,519,872 shares issued and 50,520,620 outstanding
    at December 31, 2000 ..............................            129             129
  Paid-in capital .....................................         94,116          96,539
  Retained earnings ...................................          8,691           6,837
  Treasury stock, at cost, 958,091 shares held at
    March 31, 2001 and 999,252 held at December 31,
    2000 ..............................................         (7,021)         (7,271)
  Unamortized stock compensation expense ..............         (2,139)         (4,543)
  Accumulated other comprehensive loss ................         (1,642)           (721)
                                                             ---------       ---------
          Total stockholders' equity ..................         92,134          90,970
                                                             ---------       ---------
                                                             $ 445,125       $ 463,545
                                                             =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                -----------------------
                                                  2001           2000
                                                --------       --------
                                                      (UNAUDITED)
Net sales ................................      $ 73,853       $ 81,521
Costs and expenses:
Database and production costs
   (excluding non-cash stock
   compensation expense of $8 and $21
   for the periods ended March 31, 2001
   and 2000, respectively) ...............        21,387         25,683
Selling, general and administrative
   (excluding non-cash stock
   compensation expense of $69 and
   $1,201 for the periods ended March 31,
   2001 and 2000, respectively) ..........        27,261         37,244
Depreciation and amortization ............        12,733         12,158
Non-cash stock compensation expense ......            77          1,222
Restructuring charges ....................           876             --
Acquisition costs ........................            --          1,380
                                                --------       --------
Total operating costs and expenses .......        62,334         77,687
                                                --------       --------
Operating income .........................        11,519          3,834
Other income (expense):
  Investment income ......................           245            204
  Gain on issuance of subsidiary stock ...            --          2,429
  Minority interest in (gain) loss of
    subsidiary ...........................           (60)           274
  Interest expense .......................        (6,914)        (6,784)
                                                --------       --------
 Income (loss) from continuing operations
  before income taxes and cumulative
  effect of change in accounting principle         4,790            (43)
Income taxes .............................         2,936            247
                                                --------       --------
Income (loss) from continuing operations
  before cumulative effect of change in
  accounting principle ...................         1,854           (290)
Discontinued operations, net of tax ......            --         (1,004)
Cumulative effect of change in
  accounting principle, net of tax .......            --        (10,266)
                                                --------       --------
Net income (loss) ........................      $  1,854       $(11,560)
                                                ========       ========


BASIC EARNINGS PER SHARE:

  Income (loss) from continuing operations      $   0.04       $  (0.01)
    Loss on discontinued operations ......            --          (0.02)
  Cumulative effect of change in
    accounting principle .................            --          (0.20)
                                                --------       --------
  Net income (loss) ......................      $   0.04       $  (0.23)
                                                ========       ========

  Weighted average shares outstanding ....        50,609         49,610
                                                ========       ========

DILUTED EARNINGS PER SHARE:

  Income (loss) from continuing operations      $   0.04       $  (0.01)
    Loss on discontinued operations ......            --          (0.02)
  Cumulative effect of change in
    accounting principle .................            --          (0.20)
                                                --------       --------
  Net income (loss) ......................      $   0.04       $  (0.23)
                                                ========       ========

  Weighted average shares outstanding ....        50,609         49,610
                                                ========       ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   -----------------------
                                                     2001           2000
                                                   --------       --------
                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ..........................      $  1,854       $(11,560)
 Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
   Depreciation and amortization ............        12,733         12,356
   Amortization of deferred financing costs .           289            289
   Deferred income taxes ....................        (4,398)        (1,256)
   Gain on issuance of subsidiary stock .....            --         (2,429)
   Non-cash stock option compensation
     expense ................................            77          1,222
   Non-cash 401(k) contribution in common
     stock ..................................           120             --
   Acquisition costs ........................            --          1,368
   Minority interest in loss of subsidiary ..            60           (274)
   Cumulative change in accounting
     principle...............................            --         10,266
   Changes in assets and liabilities, net of
     effect of acquisitions:
     Trade accounts receivable ..............         5,752          1,839
     List brokerage trade accounts
       receivable ...........................          (583)         2,564
     Prepaid expenses .......................        (1,308)        (1,245)
     Deferred marketing costs ...............           589           (168)
     Accounts payable .......................        (3,276)         4,665
     List brokerage trade accounts payable ..           147         (2,337)
     Income taxes receivable and payable,
       net ..................................         6,184         (2,691)
     Accrued expenses and deferred revenue ..        (5,007)        14,193
                                                   --------       --------

      Net cash provided by operating
        activities ..........................        13,233         26,802

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of other investments .............          (100)        (1,124)
 Purchases of property and equipment ........        (1,023)        (4,383)
 Acquisitions of businesses .................            --         (2,775)
 Software and database development costs ....          (811)        (3,494)
                                                   --------       --------

 Net cash used in investing activities ......        (1,934)       (11,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term debt ................       (10,053)       (16,003)
 Proceeds from sale of subsidiary common
   stock ....................................            --          2,668
 Proceeds from exercise of stock options ....            --          3,931
                                                   --------       --------

Net cash used in financing activities .......       (10,053)        (9,404)

Net increase (decrease) in cash and cash
  equivalents ...............................         1,246          5,622
Cash and cash equivalents, beginning ........        21,693         10,846
                                                   --------       --------
Cash and cash equivalents, ending ...........      $ 22,939       $ 16,468
                                                   ========       ========


Supplemental cash flow information:
 Interest paid ..............................      $  3,737       $  3,361
                                                   ========       ========

 Income taxes paid ..........................      $  1,150       $  2,893
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

The Company suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.

Effective January 1, 2000, the Company changed its revenue recognition method for data licensing revenue and began to recognize revenue on data license arrangements on a straight-line basis. This change in method was made because a growing proportion of such license revenue is from long-term and continuous access agreements. The Company believes the newly adopted method better reflects the service commitment inherent in its various license agreements. The cumulative effect of the change in method of $10.3 million is net of income tax benefit of $3.5 million.

The Company uses derivative financial instruments to manage the risk of a change in interest rates on $60.5 million of the debt incurred for the acquisition of Donnelley Marketing in July 1999. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company adopted SFAS No. 133 effective January 1, 2001. Upon adoption, the Company's interest rate swap agreement was designated as a cash flow hedge. The Company recorded a transition adjustment at January 1, 2001 of $0.3 million, net of tax, as an accumulated other comprehensive loss to record the derivative financial instrument on the Company's financial statements. During the quarter ended March 31, 2001, the Company recorded an unrealized loss on the above derivative financial instrument of $0.6 million, net of tax, as an accumulated other comprehensive loss in the stockholders equity section of the Consolidated Balance Sheet. In addition, a charge of $0.1 million was recorded as interest expense in the other income (expense) section of the Consolidated Statement of Operations.

2.  EARNINGS PER SHARE INFORMATION

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. For the quarter ended March 31, 2001, the average market price of the Company's common stock was greater than the exercise price of all the Company's outstanding common stock subject to option. Options on 1.8 million shares of common stock were not included in computing diluted earnings per share for the quarter ended March 31, 2000 because their effects were antidilutive as the Company recorded a net loss for the period.

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    ---------------------
                                                                       (IN THOUSANDS)
                                                                     2001           2000
                                                                    ------         ------
             Weighted average number of shares outstanding
               used in basic EPS............................        50,609         49,610
             Net additional common stock equivalent shares
               outstanding after assumed exercise of
               stock options................................            --             --
                                                                    ------         ------
             Weighted average number of shares outstanding
               used in diluted EPS..........................        50,609         49,610
                                                                    ======         ======

3.  SEGMENT INFORMATION

    The Company currently manages existing operations utilizing financial information accumulated and reported for two business segments.

    The small business segment principally engages in the selling of sales lead generation and consumer DVD products to small and medium sized companies, small office and home office businesses and individual consumers. This segment includes the sale of content via the Internet.

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

    Corporate activities principally represent the information systems technology, database compilation, database verification, and administrative functions of the Company. Investment income, interest expense, income taxes, amortization of intangibles, and depreciation expense are only recorded in corporate activities. The Company does not allocate these costs to the two business segments. The Company records unusual or non-recurring items including acquisition costs, non-cash stock compensation expense, gain on issuance of subsidiary stock and minority interest in loss of subsidiary in corporate activities to allow for the analysis of the sales business segments excluding such unusual or non-recurring charges.

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

    The following table summarizes segment information:

                                                              FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                    ------------------------------------------------------------
                                                      SMALL           LARGE          CORPORATE      CONSOLIDATED
                                                    BUSINESS        BUSINESS        ACTIVITIES          TOTAL
                                                    --------        --------        ----------      ------------
                                                                           (IN THOUSANDS)
              Net sales......................       $35,415         $38,438         $      --         $ 73,853
              Non-cash stock compensation....            --              --                77               77
              Operating income (loss)........        17,383          21,216           (27,080)          11,519
              Investment income..............            --              --               245              245
              Interest expense...............            --              --             6,914            6,914
              Income (loss) from continuing
                operations before income
                taxes and cumulative effect
                of change in accounting
                principle....................        17,383          21,216           (33,809)           4,790

                                                              FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                    ------------------------------------------------------------
                                                      SMALL           LARGE          CORPORATE      CONSOLIDATED
                                                    BUSINESS        BUSINESS        ACTIVITIES          TOTAL
                                                    --------        --------        ----------      ------------
                                                                           (IN THOUSANDS)
              Net sales......................       $39,283         $42,238         $      --         $  81,521
              Non-cash stock compensation....            --              --             1,222             1,222
              Acquisition costs..............            --              --             1,380             1,380
              Operating income (loss)........        11,820          18,614           (26,600)            3,834
              Investment income..............            --              --               204               204
              Interest expense...............            --              --             6,784             6,784
              Income (loss) from continuing
                operations before income
                taxes and cumulative effect
                of change in accounting
                principle....................        11,820          18,614           (30,477)              (43)

4.  COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss), including the components of other comprehensive income (loss), is as follows:

                                                             FOR THE THREE
                                                              MONTHS ENDED
                                                        ------------------------
                                                        MARCH 31,      MARCH 31,
                                                          2001           2000
                                                        ---------      ---------
                                                             (IN THOUSANDS)
             Net income                                  $1,854        $(11,560)
             Other comprehensive income (loss):
               Unrealized gain (loss) from
                 investments:
                 Unrealized gains (losses)........          (24)             --
                 Related tax expense..............            9              --
                                                         ------        --------
                 Net                                        (15)             --
                                                         ------        --------

             Interest rate swap agreement:
                 Gains (losses)...................       (1,461)             --
                 Related tax expense..............          555              --
                                                         ------        --------
                 Net                                       (906)             --
                                                         ------        --------

               Foreign currency translation
                 adjustments......................           --               7
                                                         ------        --------

             Total other comprehensive income
               (loss).............................         (921)              7
                                                         ------        --------
             Comprehensive income.................       $  933        $(11,553)
                                                         ======        ========

    The components of accumulated other comprehensive income (loss) is as follows:


                                                 FOREIGN                                              ACCUMULATED
                                                 CURRENCY       GAINS/(LOSSES)    UNREALIZED            OTHER
                                               TRANSLATION      ON DERIVATIVE   GAINS/(LOSSES)       COMPREHENSIVE
                                               ADJUSTMENTS       INSTRUMENTS     ON SECURITIES       INCOME (LOSS)
                                               -----------      --------------  --------------       -------------
                                                                       (IN THOUSANDS)
           Balance at March 31, 2001......        $ (668)          $  (906)         $   (68)             $(1,642)
                                                  ======           =======          =======              =======
           Balance at March 31, 2000......        $ (634)          $    --          $    --              $  (634)
                                                  ======           =======          =======              =======

5.  NON-CASH STOCK COMPENSATION EXPENSE

    The Company's partially-owned subsidiary, infoUSA.com, sponsors an Equity Incentive Plan in which shares of common stock are reserved for issuance to officers, directors, employees and consultants of the subsidiary. There were no options granted during the three months ended March 31, 2001. The Company uses Accounting Principles Bulletin (APB) Opinion No. 25 to account for stock-based compensation to employees and directors of the Company and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans for stock-based compensation to non-employees of the Company. As such, the Company has recorded a non-cash charge of $0.1 million and $1.2 million, during the quarters ended March 31, 2001 and 2000 respectively, related of stock options for infoUSA.com. The charge was recorded as an addition to paid-in-capital.

6.  RESTRUCTURING CHARGES

    During the first quarter of 2001, the Company recorded restructuring charges due to workforce reductions of $0.9 million, as a part of the Company's overall strategy to reduce costs and continue commitment to its core businesses. The costs were incurred and paid during the three months ended March 31, 2001. The workforce reduction charges included involuntary employee separation costs for approximately 150 employees in administration, sales support and marketing functions.

    During the fourth quarter of 2000, the Company recorded restructuring charges totaling $5.8 million as a part of the Company's overall strategy to reduce costs and continue commitment to its core businesses. The cost containment program included a reduction in the planned investment in the Company's Internet businesses and plans to reduce total headcount. The Company recorded an accrual of $3.7 million for the lease buyout of the Foster City, California facility and an accrual of $2.1 million for workforce reduction charges. The Company paid $0.7 million of the lease buyout costs related to the Foster City, California facility during the first quarter of 2001, with $3.0 million of the liability deferred as of March 31, 2001. As of March 31, 2001, employees received cash severance payments totaling $2.0 million during the first quarter of 2001, with $0.1 million deferred and scheduled to be paid in the second quarter of 2001. At March 31, 2001, these deferred payments totaling $3.1 million were classified in the Statement of Consolidated Financial Position as other liabilities.

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

9.  DISCONTINUED OPERATIONS, NET OF TAX

    During December 2000, the Company closed the operations of its VideoYellowPages.com Internet unit. VideoYellowPages.com recorded a loss from discontinued operations for the quarter ended March 31, 2000 of $1.0 million, net of income tax benefit of $0.6 million.

10. CONTINGENCIES

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

GENERAL

The Company is a leading provider of business and consumer information, data processing and database marketing services. The Company's key assets include proprietary databases of 14 million businesses and 250 million consumers in the United States and Canada. We believe our proprietary content is the most comprehensive and accurate data available. We leverage these key assets by selling through multiple distribution channels to over 3 million customers that include small and medium-size businesses, Fortune 1000 companies, consumers, and Internet users.

This discussion and analysis contains forward-looking statements, including without limitation statements in the discussion of comparative results of operations, accounting standards and liquidity and capital resources, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by those sections. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Operating Results" below. The Company assumes no obligation to update the forward-looking statement or such factors.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to the acquisitions of American Church Lists during March 2000, idEXEC in May 2000 and Getko Direct Response of Canada (Getko) in May 2000:

                                                                                  THREE MONTHS      THREE MONTHS
                                                                                      ENDED             ENDED
                                                                                 MARCH 31, 2001    MARCH 31, 2000
                                                                                 --------------    --------------
               CONSOLIDATED STATEMENT OF OPERATIONS DATA:

               Net sales...................................................             100%                100%
               Costs and expenses:
                 Database and production costs.............................              29                  31
                 Selling, general and administrative.......................              37                  46
                 Depreciation and amortization.............................              17                  15
                 Non-cash stock compensation expense.......................              --                   1
                 Restructuring charges.....................................               1                  --
                 Acquisition costs.........................................              --                   2
                                                                                   --------          ----------
                    Total costs and expenses...............................              84                  95
                                                                                   --------          ----------
               Operating income............................................              16                   5
               Other income (expense), net.................................              (9)                 (5)
                                                                                   --------          ----------
               Income (loss) from continuing operations before income taxes
                 and cumulative effect of change in accounting principle...               7                  --
               Income taxes................................................               4                  --
                                                                                   --------          ----------
               Income (loss) from continuing operations before cumulative
                 effect of change in accounting principle..................               3                  --
               Discontinued operations, net of tax.........................              --                  (1)
               Cumulative effect of change in accounting principle, net of
                 tax.......................................................              --                 (13)
                                                                                   --------          ----------

               Net income (loss)...........................................               3%                (14)%
                                                                                   ========          ==========

               OTHER DATA:

                    SALES BY SEGMENT:
                                                                                          (in thousands)
                      Small business.......................................        $ 35,415          $   39,283
                      Large business.......................................          38,438              42,238
                                                                                   --------          ----------
                      Total................................................        $ 73,853          $   81,521
                                                                                   ========          ==========

                    SALES BY SEGMENT AS A PERCENTAGE OF  NET SALES:

                      Small business.......................................              48%                 48%
                      Large business.......................................              52                  52
                                                                                   --------          ----------
                      Total................................................             100%                100%
                                                                                   ========          ==========


             Amortization expense of goodwill and related intangibles (1)..        $  7,784          $    7,959
                                                                                   ========          ==========

             Earnings before, interest, taxes, depreciation and
                 amortization, (EBITDA), as adjusted (2)...................        $ 24,329          $   17,214
                                                                                   ========          ==========
             EBITDA, as adjusted, as a percentage of net sales.............              33%                 21%
                                                                                   ========          ==========

             Cash Flow Data:

                  Net cash from operating activities ......................        $ 13,096          $   26,802
                                                                                   ========          ==========

                  Net cash used in investing activities ...................          (1,934)            (11,776)
                                                                                   ========          ==========

                  Net cash used in financing activities ...................          (9,916)             (9,404)
                                                                                   ========          ==========

(1) This represents amortization expense recorded by the Company on all intangibles recorded as part of the acquisition of other companies, and excludes amortization related to deferred financing costs, software development costs, and other intangible assets not recorded as part of an acquisition of another company.

(2) "EBITDA, as adjusted" is defined as operating income (loss) adjusted to exclude depreciation, amortization and non-cash stock compensation expenses. EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service debt and of the Company's cash flows from operations excluding any non-recurring items. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

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

    Since the beginning of 1999, operating costs have increased significantly due to the Company's execution of the planned expansion of certain Internet initiatives, including infoUSA.com, BusinessCreditUSA.com, VideoYellowPages.com and ListBazaar.com. During the fourth quarter of 2000, the Company reevaluated its Internet Strategy. The Company realized spending was too high on advertising and brand activities that were not profitable. The Company cut back on investments in all four Internet initiatives. The operations of Videoyellowpages.com were discontinued in December of 2000. The Company realized it did not have the resources required to make this idea succeed. The Company cut back dramatically the investment in BusinessCreditUSA.com and ListBazaar.com. businesses and have rolled them back into the core business. Leveraging off of the high traffic from the infoUSA.com and our partner's website, we are able to make BusinessCreditUSA.com and List Bazaar.com profitable and successful distribution channels for our proprietary content and Business Credit Reports. We also reduced the staff and infrastructure in infoUSA.com. The issuance of subsidiary stock to outside investors allowed the Company to execute our planned expansion of infoUSA.com as an online provider of white and yellow page directory assistance and an Internet destination for sales and marketing tools and information without affecting working capital of core business operations. The dramatic changes in the Internet market required us to focus on preserving the remaining investment and revise our strategy for turning infoUSA.com into a profitable subsidiary. infoUSA.com reduced its staff from approximately 85 people to 15 people by the end of March 2001, with most of the administrative, overhead and support functions being rolled back under the parent company.

Net sales

    Net sales of the Company for the quarter ended March 31, 2001 were $73.9 million, a decrease of 9% from $81.5 million for the same period of 2000. The decrease in net sales is principally due to softer customer demand and a general slow-down in the United States economy. However, net sales for the quarter ended March 31, 2001 of $73.9 million, increased 5% over the $70.4 million recorded for the fourth quarter of 2000.

    Net sales of the small business segment for the quarter ended March 31, 2001 were $35.4 million, a 10% decrease from $39.3 million for the same period of 2000. The small business segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet. The decrease in net sales is principally due to softer customer demand and a general slow-down in the United States economy, with $1.8 million of the decrease specifically related to the sale of consumer DVD products. Net sales for sales lead products were $2.1 million lower than the first quarter of 2000, partially due to a nonrecurring sale of consumer data of approximately $1.0 million during the first quarter of 2000 to the United States Census Bureau for Census 2000. These amounts are not fully comparable due to the acquisition of American Church Lists in March 2000 and Getko Direct Response of Canada (Getko) in May 2000. The Company immediately integrated the operations of the acquired companies into existing operations. The Company cannot report the results of operations of acquired companies upon completion of the integration as the results are "commingled" with existing results. Additionally, upon integration of acquired operations, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales by acquired business units of existing products.

    Net sales of the large business segment for the quarter ended March 31, 2001 were $38.4 million, a 9% decline from $42.2 million for the same period of 2000. The decrease in net sales is principally due to softer customer demand, a general slow-down in the United States economy and the adverse impact from a postal rate increase on its customers. These amounts are not fully comparable due to the acquisition of idEXEC in May 2000. The Company immediately integrated the operations of the idEXEC into existing operations and cannot report the results of idEXEC separately upon completion of the integration as the results are "commingled" with existing results. Additionally, upon integration of acquired operations, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales by acquired business units of existing products.

Database and production costs

    Database and production costs for the quarter ended March 31, 2001 were $21.4 million, or 29% of net sales, compared to $25.7 million, or 31% of net sales for the same period of 2000. The decrease in database and production costs as a percentage of net sales is primarily due to favorable changes in product sales mix in the large business segment and reduced costs associated with the Internet businesses initiated by the Company in December 2000. Database and production costs for the large business segment were 31% of net sales for the quarter ended March 31, 2001, compared to 33% of net sales for the same period of 2000, reflecting a decrease of approximately $2.0 million for database and production costs associated with the large business segment. Database and production costs for the Internet businesses decreased $1.0 million to $4.0 million for the quarter ended March 31, 2001 from $5.0 million for the same period of 2000.

Selling, general and administrative expenses

    Selling, general and administrative expenses for the quarter ended March 31, 2001 were $27.3 million, or 37% of net sales, compared to $37.2 million, or 46% of net sales for the same period of 2000. The decrease in selling, general and administrative expenses as a percentage of net sales is principally due to the Company's cost reduction efforts related to various Internet initiatives. Selling, general and administrative expenses were $1.0 million related to the various Internet divisions for the quarter ended March 31, 2001 reflecting a decrease $6.0 million, or 8% of net sales, from $7.0 million for the same period of 2000.

Depreciation and amortization expenses

    Depreciation and amortization expenses for the quarter ended March 31, 2001 were $12.7 million, or 17% of net sales, compared to $12.2 million, or 15% of net sales for the same period of 2000. The increase in depreciation and amortization expenses is principally due to amortization of software capitalization and website development costs.

Non-cash stock compensation expense

    During the quarter ended March 31, 2001, the Company recorded a non-cash charge of $0.1 million, or less than 1% of net sales, compared to $1.2 million, or 1% of net sales, for the same period of 2000, related to the issuance of stock options for infoUSA.com, a subsidiary of the Company. The decrease in non-cash stock compensation expense is due to the workforce reduction of infoUSA.com, described above in the "Overview" section, and the decrease in the fair value of the subsidiary's stock.

Restructuring costs

    During the quarter ended March 31, 2001, the Company recorded restructuring charges due to workforce reductions of $0.9 million as a part of the Company's overall strategy to reduce costs and continue commitment to its core businesses. The workforce reduction charges included involuntary employee separation costs for approximately 150 employees.

    During 2000, the Company recorded restructuring charges of $5.8 million as a part of the Company's overall strategy to reduce costs and continue commitment to its core businesses. The cost containment program included a reduction in the planned investment in the Company's Internet businesses and plans to reduce total headcount in response to lower revenue expectations due to the slowing economy. The Company recorded a $3.7 million accrual for the lease buyout of the Foster City, California facility and $2.1 million for workforce reduction charges. The Company has paid $0.7 million of the lease buyout costs related to the Foster City, California facility during the first quarter of 2001, with $3.0 million of the liability deferred. As of March 31, 2001, employees received cash severance payments totaling $1.8 million during the first quarter of 2001, with $0.1 million deferred and scheduled to be paid in the second quarter of 2001. At March 31, 2001, these deferred payments were classified in the Statement of Consolidated Financial Position as other liabilities.

Acquisition costs

    During the quarter ended March 31, 2000, the Company recorded charges totaling $1.4 million, or 2% of net sales, related to the Company's unsuccessful bid to acquire the consumer database division of R.L. Polk. This entity was acquired by Equifax Inc. in May 2000.

Operating income

    Including the factors previously described, the Company had operating income of $11.5 million, or 16% of net sales for the quarter ended March 31, 2001, compared to operating income of $3.8 million, or 5% of net sales for the same period in 2000.

    Operating income for the small business segment for the quarter ended March 31, 2001 was $17.4 million, or 49% of net sales, as compared to $11.8 million, or 30% of net sales for the same period in 2000. The increase in operating income as a percentage of net sales is principally due to the Company's cost reduction efforts related to various Internet initiatives. Substantially all costs related to the Internet divisions are included in the small business segment. See the sections "Overview" and "Selling, general and administrative expenses" for additional information describing the Internet divisions and the effects on the results of operations.

    Operating income for the large business segment for the quarter ended March 31, 2001 was $21.2 million, or 55% of net sales, as compared to $18.6 million, or 44% of net sales for the same period in 2000. The increase in operating income as a percentage of net sales is principally related to the Company's cost reduction efforts and a change in the product sales mix previously described in the section "Database and production costs."

Other income (expense), net

    Other income (expense) net, was $(6.7) million, or (9)% of net sales, and $(3.9) million, or (5)% of net sales, for the quarters ended March 31, 2001 and 2000, respectively. Other income (expense) is comprised of interest expense, investment income, minority interest in subsidiary and other income or expense items which do not represent components of operating income (expense) of the Company.

    Interest expense was $6.9 million and $6.8 million for the quarters ended March 31, 2001 and 2000, respectively. Investment income was $0.2 million for the quarters ended March 31, 2001 and 2000.

    During the quarter ended March 31, 2000, infoUSA.com, a subsidiary of the Company, completed additional private equity financing. As a result of the issuance of stock of this subsidiary, the Company recorded a gain of $2.4 million on the transaction. The issuance of subsidiary stock to outside investors allowed the Company to continue to execute its planned expansion related to infoUSA.com as an online provider of white and yellow page directory assistance and an internet destination for sales and marketing tools and information without affecting working capital of existing operations.

    Minority interest in (gain) loss of subsidiary of $(0.1) million and $0.3 million for the quarters ended March 31, 2001 and 2000, respectively, represents the unaffiliated investors' share of infoUSA.com's net loss (gain) for the period then ended.

Income taxes

    A provision for income taxes of $2.9 million and $0.2 million was recorded for the quarters ended March 31, 2001 and 2000, respectively. The gain the Company recorded on the issuance of subsidiary stock during the first quarter of 2000 was not subject to income tax expense. The provisions for income taxes also reflect the inclusion of amortization of certain intangibles in taxable income not deductible for tax purposes. The provisions for income taxes in 2001 and 2000 do not include the tax benefit of net losses associated with infoUSA.com, as this entity is not included in the Company's consolidated federal income tax return from this date forward and recoverability of these assets is uncertain.

Discontinued operations, net of tax

    During December 2000, the Company closed the operations of its VideoYellowPages.com Internet unit. VideoYellowPages.com recorded revenues of $0.1 million and operating expenses of $1.7 million, for a pre-tax operating loss of $1.6 million during the first quarter of 2000.

Cumulative effect of accounting change, net of tax

    During 2000, the Company changed its revenue recognition method for data licensing revenue. Effective January 1, 2000 the Company began to recognize revenue on data license arrangements on a straight-line basis. This change in method was made because a growing proportion of such license revenue is from long-term and continuous access agreements. The Company believes the newly adopted method better reflects the service commitment inherent in its various license agreements. The cumulative effect of the change in method of $10.3 million is net of income tax benefit of $3.5 million.

EBITDA, as adjusted

    Excluding the non-cash stock compensation expense, the Company's EBITDA, as adjusted, was $24.3 million, or 33% of net sales for the quarter ended March 31, 2001, and $17.2 million, or 21% of net sales for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

General information:

    During 1999 in conjunction with the acquisition of Donnelley, the Company negotiated a credit arrangement ("Senior Debt Credit Facility") that includes a Revolving Credit Facility of $25.0 million, as amended. During 2000, the Company sought and obtained certain modifications to the Credit Facility to permit continued availability of borrowing under such facility. As of March 31, 2001, the Company had no borrowings under the Revolving Credit Facility, with the exception of two outstanding letters of credit in the amount of $6.7 million reducing the availability under the Revolving Credit Facility to $18.3 million.

    The Company is subject to certain financial covenants in the Credit Facilities, including minimum consolidated interest coverage ratio, maximum consolidated leverage ratio and minimum consolidated EBITDA. Management believes the Company is in compliance with or has obtained waivers for all restrictive covenants of the Company's various debt facilities.

    The Company has scheduled to make a voluntary prepayment of $3.0 million on its Senior Debt Credit Facility during May 2001.

    The Company believes that its existing sources of liquidity and cash generated from operations, assuming no significant acquisitions, will satisfy the Company's projected working capital and other cash requirements for at least the next 12 months. To the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Any such future growth and any acquisitions of other technologies, products or companies may require the Company to obtain additional equity or debt financing, which may not be available or may be dilutive.

Consolidated Statements of Cash Flows Information:

    As of March 31, 2001, the Company's principal sources of liquidity included cash and cash equivalents of $22.9 million. Substantially all of this cash is held by the Company's subsidiary, infoUSA.com, and may only used by this subsidiary. As of March 31, 2001, the Company had working capital of $15.3 million, with substantially all the working capital held by infoUSA.com. The Company's access to the working capital of its subsidiary, infoUSA.com, is restricted.

    Net cash provided by operating activities during the three months ended March 31, 2001, totaled $13.2 million compared to $26.8 million during the same period of 2000. The decrease is principally the result of the receipt of $12.0 million during the first quarter of 2000 which represented a customer deposit on a long-term data license arrangement.

    During the quarter ended March 31, 2001, the Company spent $1.0 million for additions of property and equipment, $0.8 million related to software and database development costs, $0.1 million for the purchase of marketable securities and $10.1 million on the repayment of long-term debt. The Company made a voluntary prepayment of $3.0 million on its Senior Debt Credit Facility during the quarter ended March 31, 2001.

    During the quarter ended March 31, 2000, the Company received cash proceeds of $2.7 million on the issuance of stock in its subsidiary infoUSA.com and $4.0 million from the exercise of stock options.

Consolidated Balance Sheet Information:

    Trade accounts receivable decreased from $58.5 million at December 31, 2000 to $52.7 million at March 31, 2001, with related days sales outstanding ("DSO") of 71 days compared to 64 days, respectively. The decrease is principally due to the enforcement of stricter credit policies and the performance of more aggressive collection practices.

    Intangible assets, net of amortization, decreased from $296.1 million at December 31, 2000 to $286.5 million at March 31, 2001. The decrease is principally due to the amortization of capitalized software development costs and assets related to the acquisitions described in the "Overview" section. Depreciation and amortization expense totaled $12.7 million during the quarter ended March 31, 2001.

    Long term debt decreased from $258.7 million at December 31, 2000 to $248.7 million at March 31, 2001. The Company made repayments on long-term debt totaling $10.1 million during the quarter ended March 31, 2001.

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

     The Company uses derivative financial instruments to manage the risk of a change in interest rates on $60.5 million of the debt incurred for the acquisition of Donnelley Marketing in July 1999. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company adopted SFAS No. 133 effective January 1, 2001. Upon adoption, the Company's interest rate swap agreement was designated as a cash flow hedge. The Company recorded a transition adjustment at January 1, 2001 of $0.3 million, net of tax, as an accumulated other comprehensive loss to record the derivative financial instrument on the Company's financial statements. During the quarter ended March 31, 2001, the Company recorded an unrealized loss on the above derivative financial instrument of $0.6 million, net of tax, as an accumulated other comprehensive loss in the stockholders equity section of the Consolidated Balance Sheet. In addition, a charge of $0.1 million was recorded as interest expense in the other income (expense) section of the Consolidated Statement of Operations.

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

    The business and consumer marketing information industry in which we operate is highly competitive. Intense competition could harm us by causing, among other things, price reductions, reduced gross margins, and loss of market share. Our competition includes:

    - In consumer sales lead generation products, Acxiom, Experian (a subsidiary of Great Universal Stores, P.L.C. ("GUS")), and Equifax, both directly and through reseller networks.

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

    As of March 31, 2001, we had total indebtedness of approximately $248.7 million, including $106.0 million of Notes under an indenture (the "Indenture") and $127.7 million under a $195 million Senior Secured Credit Agreement. Substantially all of our assets are pledged as security under the terms of the Credit Agreement. The indebtedness under the Credit Agreement was incurred in connection with our acquisition of Donnelley Marketing in 1999. Our ability to pay principal and interest on the Notes issued under the Indenture and the indebtedness under the Credit Agreement and to satisfy our other debt obligations will depend upon our future operating performance. Our performance will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. The future availability of revolving credit under the Credit Agreement will depend on, among other things, our ability to meet certain specified financial ratios and maintenance tests. We expect that our operating cash flow should be sufficient to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due. If we are unable to service our indebtedness, however, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the Notes issued under the Indenture and the Credit Agreement) or seeking additional equity capital. We may not be able to implement any such measures or obtain additional financing.

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

                                 MARCH 31, 2001

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

         None

    (b) Report on Form 8-K

         The Company filed a report on Form 8-K with the Securities and Exchange Commission on April 19, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  infoUSA INC.

Date:  May 14, 2001               /s/ STORMY L. DEAN
                                  ---------------------------------------
                                  Stormy L. Dean, Chief Financial Officer
                                  (principal financial officer)