Form 10-K405/A
period 2000-12-31
INFOUSA INC
filed 2001-06-13
CIK 879437

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

                                   ----------

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

                                   ----------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.0025 PAR VALUE
                    SERIES A PREFERRED SHARE PURCHASE RIGHTS

                                   ----------

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

================================================================================

                                EXPLANATORY NOTE

    InfoUSA, Inc. (the "Company"), in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K") to revise
Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" to include the Liquidity and Capital Resources section that was inadvertently excluded from the document that was originally filed on the Company's 2000 Form 10-K. Additionally, a change in Financial Statements Footnote #8, "Financing Arrangements", the amount stated as available for the Revolving Credit Facility of $30 million was reduced to $25 million, to reflect the amount available as of December 31, 2000, per the current terms of the Credit Facilities agreement. No other changes to the Company's 2000 Form 10-K have been made. The undersigned registrant hereby amends the following section of its Report for the year ended December 31, 2000 on Form 10-K as set forth in the pages attached hereto:

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

    Historically, our revenue has been derived predominantly through the sale of customized sales lead generation products. We estimate that no customer represented greater than approximately 4% of net sales in 2000. As our company has expanded product and service offerings, we have successfully capitalized on new markets and applications for our proprietary databases. We began to recognize significant revenue from data processing services in 1997 following the acquisition of Database America and continued expanding our data processing revenue with the acquisition of Donnelley Marketing in July of 1999. The acquisition of Donnelley Marketing enhanced our proprietary consumer database and database marketing services. The merger made us the only company in our industry offering proprietary business and consumer data, data processing, and database marketing services and gave us the ability to offer complete solutions and fulfill substantially all the database, data processing, and database marketing needs of our Fortune 1000 customers. With the expansion of our Consumer Products Division, and the acquisition of Pro CD and Digital Directory Assistance, revenue from consumer CD-Rom products increased substantially between 1993 and 1997. Retail sales of consumer products generate leads for our subscription sales department which is highly profitable. Walter Karl continued showing strong List Brokerage and List Management revenue growth during 2000. Walter Karl was acquired in 1998 and combined with JAMI Marketing Services to form what is now know as Walter Karl. Finally, the company has recognized strong Internet license revenue and Internet content sales since 1999 and believes there is significant opportunity to expand the market for our products and services over the Internet.

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

    During the fourth quarter of 2000, the Company reevaluated its Internet Strategy. The Company realized spending was too high on advertising and brand activities that were not profitable. The Company cut back on investments in all four Internet initiatives. The operations of Videoyellowpages.com were discontinued in December of 2000. The Company realized it did not have the resources required to make this idea succeed. The Company cut back dramatically the investment in BusinessCreditUSA.com and ListBazaar.com. businesses and have rolled them back into the core business. Leveraging off of the high traffic from the infoUSA.com and our partner's website, we are able to make BusinessCreditUSA.com and ListBazaar.com profitable and successful distribution channels for our proprietary content and Business Credit Reports. We also reduced the staff and infrastructure in infoUSA.com. The issuance of subsidiary stock to outside investors allowed the Company to execute our planned expansion of infoUSA.com as an online provider of white and yellow page directory assistance and an Internet destination for sales and marketing tools and information without affecting working capital of core business operations. The dramatic changes in the Internet market required us to focus on preserving the remaining investment and revise our strategy for turning infoUSA.com into a profitable subsidiary. infoUSA.com reduced its staff from approximately 85 people to 15 people by the end of December, with most of the administrative, overhead and support functions being rolled back under the parent company.

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

    The Company had previously made certain disclosures relative to the continuing results of operations of acquired companies where appropriate and possible, although the Company has in the case of all acquisitions since 1996, immediately integrated the operations of the acquired companies into existing operations of the Company. Generally, the results of operations for these acquired activities are no longer separately accounted for from existing activities. The Company cannot report on the results of operations of acquired companies upon completion of the integration as the results are "commingled" with existing results. Additionally, upon integration of acquired operations, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales by acquired business units of existing products. Due to recent and potential future acquisitions, future results of operations will not be comparable to historical data. While the results cannot be accurately quantified, acquisitions have had a significant impact on net sales. Since 1996, database and production costs have increased as a percentage of net sales as a result of higher costs associated with data processing services and DVD production. To the extent that data processing and DVD sales constitute a greater percentage of net sales, the Company expects database and production costs to increase as a percentage of net sales.

    Since 1996, database and production costs have increased as a percentage of net sales as a result of higher costs associated with data processing services and CD-Rom production. To the extent that data processing and CD-Rom sales constitute a greater percentage of net sales, the Company expects database and production costs to increase as a percentage of nets sales in the future.

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

                                                                                                                       TRANSACTION
                                                                 PRINCIPAL          TYPE OF                               VALUE
  ACQUIRED COMPANY                KEY ASSET                  BUSINESS SEGMENT     ACQUISITION        DATE ACQUIRED  (IN MILLIONS)(1)
  ----------------                ---------                  ----------------     -----------        -------------  ----------------
Digital Directory
  Assistance.............   Consumer CD-Rom Products          Small business    Asset purchase        August 1996          $   17
County Data
  Corporation............   New Businesses Database           Small business    Pooling-of-interests  November 1996        $   11
Marketing Data
  Systems................   Data Processing Services          Large business    Asset purchase        November 1996        $    3
BJ Hunter................   Canadian Business Database        Small business    Stock purchase        December 1996        $    3
Database America            Consumer Database and Data
  Companies..............   Processing Services               Large business    Stock purchase        February 1997        $  105
Pro CD...................   Consumer CD-Rom Products          Small business    Asset purchase        August 1997          $   18
Walter Karl..............   Data Processing and List          Large business    Stock purchase        March 1998           $   19
                            Management Services
JAMI Marketing...........   List Management Services          Large business    Asset purchase        June 1998            $   13
Contacts Target
  Marketing..............   Canadian Business Database        Small business    Asset purchase        July 1998            $    1
Donnelley Marketing......   Consumer Database and             Large business    Stock purchase        July 1999            $  200
                            Data Processing Services
American Church Lists....   Religious Institution Database    Small Business    Stock purchase        March 2000           $    2
IdEXEC...................   Executives Database               Large Business    Asset purchase        May 2000             $    7
Getko Direct Response....   Canadian Consumer Database and
                            Data Processing Services          Small Business    Asset Purchase        May 2000             $    2

----------

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

    Associated with the acquisitions previously described, the Company has recorded amortization expense on goodwill and other purchased intangibles as summarized in the following table (amounts in thousands):

                      FISCAL YEAR                     AMOUNT
                      -----------                     ------
                      1996.................         $  1,312
                      1997.................           27,661
                      1998.................           18,147
                      1999.................           22,237
                      2000.................           32,190

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

                                                                              YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------
                                                                       2000             1999            1998
                                                                    ----------       ----------      ----------
         CONSOLIDATED STATEMENT OF OPERATIONS DATA:
         Net sales ............................................            100%             100%            100%
         Costs and expenses:
           Database and production costs ......................             33               30              29
           Selling, general and administrative ................             49               41              51
           Depreciation and amortization ......................             17               13              12
           Impairment of assets ...............................              1                2              --
           Acquisition costs ..................................              1                2               2
           Non-cash stock compensation ........................              1               --              --
           Restructuring charges ..............................              2               --               1
           Provision for litigation settlement ................             --               --               2
           In-process research and development ................             --               --               2
                                                                    ----------       ----------      ----------
                   Total costs and expenses ...................            104               88              99
                                                                    ----------       ----------      ----------
         Operating income (loss) ..............................             (4)              12               1
         Other income, net ....................................             (1)               2               2
                                                                    ----------       ----------      ----------
         Income (loss) before income taxes from
         continuing operations ................................             (5)              14               4
         Income tax expense ...................................             --                5               3
                                                                    ----------       ----------      ----------
         Income (loss) from continuing operations .............             (5)               9               1
         Discontinued operations, net of tax ..................             (2)              --              --
                                                                    ----------       ----------      ----------
         Income (loss) before cumulative effect of a
         change in accounting principle .......................             (7)               9               1
         Cumulative effect of a change in accounting
         principle, net of tax ................................             (3)              --              --
                                                                    ----------       ----------      ----------
         Net income (loss) ....................................            (10)%              9%              1%
                                                                    ==========       ==========      ==========
         EBITDA, as adjusted(1) ...............................             15%              28%             15%
                                                                    ==========       ==========      ==========
         OTHER DATA:
         SALES BY SEGMENT:
           Small business .....................................     $    140.2       $    129.9      $    130.0
           Large business .....................................          165.5            136.0            98.7
                                                                    ----------       ----------      ----------
                   Total ......................................     $    305.7       $    265.9      $    228.7
                                                                    ==========       ==========      ==========
         SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
           Small business .....................................             46%              49%             57%
           Large business .....................................             54               51              43
                                                                    ----------       ----------      ----------
                   Total ......................................            100%             100%            100%
                                                                    ==========       ==========      ==========

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

Cumulative effect of accounting changes, net of tax

    During 2000, the Company changed its method of accounting for data licensing arrangements sold with updates to record revenue on a straight-line basis over the license term. This new adopted method of accounting was made because it better reflects the service commitment inherent in the Company's licensing agreements in light of the growing proportion of such license revenue resulting from long-term and continuous access agreements. The Company believes the new method better reflects the service commitment inherent in its various license agreements. The cumulative effect of the change in method of $10.3 million is net of income tax benefit of $3.5 million.

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

                                              R & D COSTS    R & D COSTS
                                             PRIOR TO THE   EXPECTED POST    TOTAL R & D
                  IPR & D PROJECT             ACQUISITION    ACQUISITION        COSTS
                  ---------------            ------------   -------------    -----------
                                                           (IN THOUSANDS)
         Internet F/E to M204 ............     $       12     $       24     $       36
         M204 Shipping Interface .........             24             12             36
         List Brokerage & Mgt. Order .....             24             48             71
         Global Database Update ..........              5             24             29
         ArandalSystem Postal/InkJet .....             12             24             36
         Paul Fredrick ...................             36             24             59
         Chilean Database ................              5             24             29
         Datacard System .................             48             10             57
         InkJet Utilities ................             24             10             33
         Flowers Response Analysis .......              5              5             10
         Data Entry System ...............             24              5             29
                                               ----------     ----------     ----------
         TOTAL ...........................     $      228     $      207     $      435
                                               ==========     ==========     ==========

    A description of the stage of completion as well as the methodology employed is listed below for each IPR&D project related to Walter Karl; the stage of completion of each project was determined by examining the ratio of R&D expenses as of the acquisition date to total R&D costs (incurred and projected).

                     IPR&D PROJECTS                       STAGE OF COMPLETION          SCHEDULED BETA TEST DATE
                     --------------                       -------------------          ------------------------
                 Internet F/E to M204...........      Middle of the Design Phase                June 1998
                 M204 Shipping Interface........               Design Phase                Unknown - Delayed
                 List Brokerage & Mgt. Order....           Early Design Phase                December 1998
                 Global Database Update.........           Early Design Phase                 August 1998
                 ArandalSystem Postal/InkJet....               Design Phase                Unknown - Delayed
                 Paul Fredrick..................               Design Phase                Unknown - Delayed
                 Chilean Database...............               Design Phase                  October 1998
                 Datacard System................               Design Phase                   April 1998
                 InkJet Utilities...............     Late Stages of Design Phase               May 1998
                 Flowers Response analysis......     Late Stages of Design Phase              April 1998
                 Data Entry System..............     Late Stages of Design Phase              April 1998

    The stage of completion for each project was determined by using the formula: person years completed on R&D/Total person years of R&D effort. Below is a chart outlining the stage of completion for each project.

                                           R&D PERSON YEARS
                                            COMPLETED AS OF  PERSON YEARS    TOTAL R&D    PERCENTAGE OF
                 IPR&D PROJECT               VALUATION DATE    REMAINING    PERSON YEARS    COMPLETION
                 -------------             ----------------  ------------   ------------  -------------
         Internet F/E to M204 ............            .25            .50            .75             33%
         M204 Shipping Interface .........            .50            .25            .75             67%
         List Brokerage & Mgt. Order .....            .50            1.0            1.5             33%
         Global Database Update ..........            .10            .50            .60             17%
         ArandalSystem Postal/InkJet .....            .25            .50            .75             33%
         Paul Fredrick ...................            .75            .50           1.25             60%
         Chilean Database ................            .10            .50            .60             17%
         Datacard System .................            1.0            .20            1.2             83%
         InkJet Utilities ................            .50            .20            .70             71%
         Flowers Response Analysis .......            .10            .10            .20             50%
         Data Entry System ...............            .50            .10            .60             83%
                   Total .................           4.80           4.35           9.15             52%

    In regards to Walter Karl, product and market risks for each project are outlined in the following table:

                           IPR & D PROJECT                   PROJECT RISK      PRODUCT RISK     MARKET RISK
                           ---------------                   ------------      ------------     -----------
                     Internet F/E to M204............             Low              Low            Medium
                     M204 Shipping Interface.........        Low to Medium    Low to Medium         Low
                     List Brokerage & Mgt. Order.....             Low              Low            Medium
                     Global Database Update..........           Medium             Low             High
                     ArandalSystem Postal/InkJet.....           Medium             Low             High
                     Paul Fredrick...................        Low to Medium         Low             High
                     Chilean Database................           Medium             Low             High
                     Datacard System.................             Low         Low to Medium         Low
                     InkJet Utilities................             Low              Low            Medium
                     Flowers Response Analysis.......             Low              Low             High
                     Data Entry System...............             Low              Low              Low

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

    Small business segment - Operating income for the small business segment for 1999 was $61.7 million, or 48% of net sales, as compared to $54.7 million, or 42% of net sales for 1998. The increase in operating income as a percentage of net sales of 4% directly relates to certain costs incurred during 1998 which were not incurred during 1999, including: 1) an increase in the estimated reserves for bad debts of $3.5 million, 2) an increase in the estimates for reserves for consumer CD-Rom products of $5.3 million, and 3) a charge of $2.7 million related to the change in estimated lives for deferred advertising costs. These adjustments principally related to the small business segment. The incremental costs incurred during 1998 described above were offset by cost reductions performed by the Company during 1998. During late 1998, the Company enacted certain cost reduction measures described in selling, general and administrative expenses. Specifically, the Company reduced staffing for this segment by approximately 175 staff. The staffing reduction caused no material deterioration in sales, improving profitability of this segment.

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

    Investment income was $14.2 million and $16.6 million for 1999 and 1998, respectively. The Company recorded realized gains on the sale of marketable securities totaling $12.9 million and $15.5 million for 1999 and 1998, respectively. During 1999, the Company realized a gain of $8.8 million on the disposition of its holdings in InfoSpace.com common stock. During 1998, the Company realized a gain of $16.5 million on the disposition of its holdings in Metromail Corporation common stock.

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

Consolidated Statements of Cash Flows Information:

    As of December 31, 2000, the Company's principal sources of liquidity included cash and cash equivalents of $21.7 million. Substantially all of this cash is held by the Company's subsidiary, infoUSA.com, and may only be used by this subsidiary. As of December 31, 2000, the Company had working capital of $19.9 million, with substantially all the working capital held by infoUSA.com. The Company's access to the working capital of its subsidiary, infoUSA.com, is restricted.

    Net cash provided by operating activities during 2000 totaled $36.2 million compared to net cash provided by operating activities of $31.0 million during 1999.

    During 2000, the Company spent $9.2 million for additions of property and equipment, $8.8 million for acquisitions of businesses, net of cash acquired, $11.6 million related to software and database development costs.

    During 2000, the Company used $22.3 million on the repayment of long-term debt, and received cash proceeds of $22.8 million on the issuance of stock in its subsidiary infoUSA.com and $4.2 million from the exercise of stock options.

Consolidated Balance Sheet Information:

    Trade accounts receivable decreased from $65.8 million at December 31, 1999 to $58.5 million at December 31, 2000. The Company's related days sales outstanding ("DSO") calculation for the fiscal year 2000 was 69 days, compared to 89 days for the fiscal year 1999. DSO for the fiscal year 1999, assuming annualized sales for the acquisition of Donnelley Marketing in July 1999, is calculated to be 76 days. The decrease is principally due to the enforcement of stricter credit policies and the implementation of more aggressive collection practices.

    Intangible assets, net of amortization, decreased from $315.9 million at December 31, 1999 to $296.1 million at December 31, 2000. The decrease is principally due to the amortization of capitalized software development costs and assets related to the acquisitions described in the "Overview" section. Depreciation and amortization expense totaled $52.2 million during 2000.

    Accrued expenses increased from $6.6 million at December 31, 1999 to $14.8 million at December 31, 2000 principally due to the following: 1) restructuring charges and allowances of $4.7 million related to the cost reduction program initiated in December 2000, as described in the "Overview" and "Restructuring charges" sections above, and 2) reserve of $3.2 million for the Company's employment savings plan for 2001.

    Deferred revenue included in current liabilities increased from $7.6 million at December 31, 1999 to $19.4 million at December 31, 2000. During 2000, the Company changed its revenue recognition method for data licensing with updates. Effective January 1, 2000, the Company began to recognize revenue on data license arrangements with updates on a straight-line basis. This change in method was made because a growing proportion of such license revenue is from long-term and continuous access agreements. This change in method increased deferred revenues $13.1 million as of December 31, 2000.

    Long term debt decreased from $277.5 million at December 31, 1999 to $258.7 million at December 31, 2000. The Company made repayments on long-term debt totaling $22.3 million during 2000.

    Long term deferred revenue at December 31, 2000 of $12.0 million represent a customer prepayment on a long-term data license arrangement.

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

    The business and consumer marketing information industry in which we operate is highly competitive. Intense competition could harm us by causing, among other things, price reductions, reduced gross margins, and loss of market share. Our competition includes:

    o In consumer sales lead generation products, Acxiom, R.L. Polk, Experian (a subsidiary of Great Universal Stores, P.L.C. ("GUS")), and Equifax, both directly and through reseller networks.

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

    o In business directory publishing, from Regional Bell Operating Companies and many smaller, regional directory publishers.

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

    o   Acquire other companies; and

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of the Report:

        1. Financial Statements. The following Consolidated Financial Statements of infoUSA Inc. and Subsidiaries and Report of Independent Accountants are included elsewhere in this Form 10-K:

                        DESCRIPTION                                                            PAGE NO.
                        -----------                                                            --------
                        Independent Auditors' Report....................................
                        Consolidated Balance Sheets as of December 31, 2000 and 1999....
                        Consolidated Statements of Operations for the Year Ended
                          December 31, 2000, 1999, and 1998.............................
                        Consolidated Statements of Stockholders' Equity for the
                          Years Ended December 31, 2000, 1999, and 1998.................
                        Consolidated Statements of Cash Flows for the Years Ended
                          December 31, 2000, 1999, and 1998.............................
                        Independent Auditors' Report on Financial Statement Schedule....
                        Notes to Consolidated Financial Statements......................

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
                            Herein by reference to exhibits filed with the Company's Registration Statement on Form S-8 (File No. 333-82933), filed July 15, 1999.

                10.4 *  --  Employment Agreement dated February 11, 1997 between the Company and Allen F. Ambrosino, filed herewith

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

                10.7    --  Reference is made to Exhibits 2.1, 2.2, 2.3, 2.4,
                            2.5, 2.6, 2.7, 2.8, 2.9, 4.5, 4.8 and 4.9 hereof.

                18.1 *  --  Preferability Letter from KPMG to the Company dated
                            March 30, 2001, filed herewith

                21.1 *  --  Subsidiaries and State of Incorporation, filed
                            Herewith.

                23.1    --  Consent of Independent Accountants, filed Herewith.

                24.1 *  --  Power of Attorney, filed herewith

     *  Previously filed

    (b) Reports on Form 8-K:

         No reports on Form 8-K have been filed during the quarter ended December 31, 2000

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

infoUSA INC.

                                             By: /s/ STORMY L. DEAN
                                                 -------------------------------
                                                 Stormy L. Dean
                                                 Chief Financial Officer
                                                 (principal accounting and
                                                 financial officer)

Dated: June 11, 2001

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

                                SIGNATURE                                  TITLE                           DATE
                                ---------                                  -----                           ----

                      /s/ VINOD GUPTA                           Chairman of the Board and Chief        June 11, 2001
                      ------------------------------              Executive Officer (principal
                      Vinod Gupta                                 executive officer)

                      /s/ STORMY L. DEAN                        Chief Financial Officer                June 11, 2001
                      ------------------------------              (principal accounting officer
                      Stormy L. Dean                              and principal financial officer)

                      /s/ J. ROBERT KERREY                      Director                               June 11, 2001
                      ------------------------------
                      J. Robert Kerrey

                      /s/ ROB S. CHANDRA                        Director                               June 11, 2001
                      ------------------------------
                      Rob S. Chandra

                      /s/ CYNTHIA H. MILLIGAN                   Director                               June 11, 2001
                      ------------------------------
                      Cynthia H. Milligan

                      /s/ GEORGE F. HADDIX                      Director                               June 11, 2001
                      ------------------------------
                      George F. Haddix

                      /s/ ELLIOT S. KAPLAN                      Director                               June 11, 2001
                      ------------------------------
                      Elliot S. Kaplan

                      /s/ HAROLD ANDERSEN                       Director                               June 11, 2001
                      ------------------------------
                      Harold Andersen

                      /s/ PAUL A. GOLDNER                       Director                               June 11, 2001
                      ------------------------------
                      Paul A. Goldner

                      By: /s/ STORMY L. DEAN
                      ------------------------------
                      Stormy L. Dean
                      Attorney-in-fact

                          INFOUSA INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           PAGE
                                                                                           ----
                      infoUSA Inc. and Subsidiaries:
                      Independent Auditors' Report..................................
                      Consolidated Balance Sheets as of December 31, 2000 and 1999..
                      Consolidated Statements of Operations for the Years Ended
                        December 31, 2000, 1999 and 1998............................
                      Consolidated Statements of Stockholders' Equity for the
                        Years Ended December 31, 2000, 1999 and 1998................
                      Consolidated Statements of Cash Flows for the Years Ended
                        December 31, 2000, 1999 and 1998............................
                      Notes to Consolidated Financial Statements....................
                      Independent Auditors' Report on Financial Statement Schedule..
                      Schedule II -- Valuation and Qualifying Accounts..............

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

                                                            /s/ KPMG LLP
                                                            ------------
                                                                KPMG LLP

         Omaha, Nebraska
         January 26, 2001

                          INFOUSA INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                              ASSETS                                   DECEMBER 31,      DECEMBER 31,
                                                                           2000              1999
                                                                       ------------      ------------
Current assets:
  Cash and cash equivalents ......................................     $     21,693      $     10,846
  Marketable securities ..........................................              102                70
  Trade accounts receivable, net of allowances of $4,724 and
     $7,068, respectively ........................................           58,501            65,812
  List brokerage trade accounts receivable .......................           13,499            16,734
  Income taxes receivable ........................................            4,267                --
  Prepaid expenses ...............................................            6,067             2,973
  Deferred marketing costs .......................................            2,469             2,957
                                                                       ------------      ------------
          Total current assets ...................................          106,598            99,392
                                                                       ------------      ------------
Property and equipment, net ......................................           54,709            53,569
Intangible assets, net ...........................................          296,060           315,889
Other assets .....................................................            6,178             4,494
                                                                       ------------      ------------
                                                                       $    463,545      $    473,344
                                                                       ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ..............................     $     17,779      $      9,885
  Accounts payable ...............................................           11,484             8,370
  List brokerage trade accounts payable ..........................           13,981            16,375
  Accrued payroll expenses .......................................            7,458             5,767
  Accrued expenses ...............................................           14,828             6,579
  Income taxes payable ...........................................               --             3,699
  Deferred revenue ...............................................           19,437             7,556
  Deferred income taxes ..........................................            1,688               262
                                                                       ------------      ------------
          Total current liabilities ..............................           86,655            58,493
                                                                       ------------      ------------
Long-term debt, net of current portion ...........................          240,873           267,637
Deferred income taxes ............................................           29,955            35,319
Deferred revenue .................................................           12,000                --

Minority interest ................................................            3,092             1,084

Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000
     shares; none issued or outstanding ..........................               --                --
  Common stock, $.0025 par value. Authorized 295,000,000
     shares; 51,519,872 shares issued and 50,520,620 shares
     outstanding at December 31, 2000 and 50,719,548 shares
     issued and 49,390,058 outstanding at December 31, 1999 ......              129               127
  Paid-in capital ................................................           96,539            82,025
  Retained earnings ..............................................            6,837            38,470
  Treasury stock, at cost, 999,252 shares held at December
     31, 2000 and 1,329,490 shares held at December 31, 1999 .....           (7,271)           (9,170)
  Unamortized stock compensation .................................           (4,543)               --
  Accumulated other comprehensive loss ...........................             (721)             (641)
                                                                       ------------      ------------
          Total stockholders' equity .............................           90,970           110,811

Commitments and contingencies
                                                                       ------------      ------------
                                                                       $    463,545      $    473,344
                                                                       ============      ============

        See accompanying notes to consolidated financial statements.

                            INFOUSA INC. SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     FOR THE YEARS ENDED
                                                                        ------------------------------------------------
                                                                        DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                                            2000              1999              1998
                                                                        ------------      ------------      ------------
Net sales .........................................................     $    305,668      $    265,853      $    228,678
Costs and expenses:
  Database and production costs (excluding non-cash stock
    compensation expense of $19 for year ended
    December 31, 2000) ............................................          101,831            78,644            66,319
  Selling, general and administrative (excluding
    non-cash stock compensation expense
    of $3,094 for year ended December 31, 2000) ...................          149,721           108,435           117,724
  Depreciation and amortization ...................................           52,195            34,933            27,472
  Impairment of assets ............................................            2,135             5,599                --
  Acquisition costs ...............................................            2,287             4,166             3,643
  Non-cash stock compensation .....................................            3,113                --                --
  Restructuring charges ...........................................            5,800                --             2,616
  Provision for litigation settlement .............................               --                --             4,500
  In-process research and development .............................               --                --             3,834
                                                                        ------------      ------------      ------------
                                                                             317,082           231,777           226,108
                                                                        ------------      ------------      ------------
Operating income (loss) ...........................................          (11,414)           34,076             2,570
Other income (expense):
  Investment income ...............................................            1,250            14,196            16,628
  Interest expense ................................................          (26,651)          (18,579)           (9,160)
  Minority interest ...............................................            6,294                --                --
  Gain on issuance of subsidiary stock ............................           14,634             8,886                --
  Other ...........................................................               --                --            (2,000)
                                                                        ------------      ------------      ------------
Income (loss) from continuing operations before
  income  taxes, extraordinary item and cumulative
  effect of change in accounting principle ........................          (15,887)           38,579             8,038
Income tax expense ................................................            1,320            14,047             5,880
                                                                        ------------      ------------      ------------
Income (loss) from continuing operations before
  extraordinary item and cumulative effect of
  a change in accounting principle ................................          (17,207)           24,532             2,158
Discontinued operation:
  Loss from discontinued operations, net of tax ...................           (3,389)           (1,474)               --
  Loss on disposal of discontinued operations, net
  of tax ..........................................................             (771)               --                --
Extraordinary item, net of tax ....................................               --               128                --
Cumulative effect of a change in accounting
  principle, net of tax ...........................................          (10,266)               --                --
                                                                        ------------      ------------      ------------
Net income (loss) .................................................     $    (31,633)     $     23,186      $      2,158
                                                                        ============      ============      ============

BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss)  from continuing operations .......................     $      (0.34)     $       0.51      $       0.04
  Loss on discontinued operation
    and abandonment of subsidiary .................................            (0.08)            (0.03)             0.04
  Change in accounting principle ..................................            (0.21)               --                --
  Extraordinary item ..............................................               --                --                --
                                                                        ------------      ------------      ------------
  Net income (loss) ...............................................     $      (0.63)     $       0.48      $       0.04
                                                                        ============      ============      ============
  Weighted average shares outstanding .............................           50,304            48,470            49,314
                                                                        ============      ============      ============
DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations ........................     $      (0.34)     $       0.51      $       0.04
  Loss on discontinued operation
  and abandonment of subsidiary ...................................            (0.08)            (0.03)             0.04
  Change in accounting principle ..................................            (0.21)               --                --
  Extraordinary item ..............................................               --                --                --
                                                                        ------------      ------------      ------------
  Net income (loss) ...............................................     $      (0.63)     $       0.48      $       0.04
                                                                        ============      ============      ============
  Weighted average shares outstanding .............................           50,304            48,613            50,215
                                                                        ============      ============      ============
PRO FORMA AMOUNTS ASSUMING THE NEW REVENUE RECOGNITION METHOD IS
  APPLIED RETROACTIVELY FOR NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS:
        Basic earnings (loss) per share ...........................     $      (0.34)     $       0.45      $       0.02
        Diluted earnings (loss) per share .........................            (0.34)             0.45              0.02
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


                                                                                                                       UNAMORTIZED
                                                        COMMON         PAID-IN         RETAINED         TREASURY          STOCK
                                                        STOCK          CAPITAL         EARNINGS          STOCK         COMPENSATION
                                                     ------------    ------------    ------------     ------------     ------------
Balances, December 31, 1997 ......................   $        123    $     69,055    $     13,126     $     (2,281)              --
  Comprehensive loss:
    Net income ...................................             --              --           2,158               --               --
    Change in unrealized gain, net of tax ........             --              --              --               --               --
                                                     ------------    ------------    ------------     ------------     ------------
        Total comprehensive income ...............             --              --              --               --               --
                                                     ------------    ------------    ------------     ------------     ------------
  Issuance of 459,086 shares of common
    stock ........................................              1           3,020              --               --               --
  Tax benefit related to employee stock
    options ......................................             --             401              --               --               --
  Acquisition of treasury stock ..................             --              --              --             (670)              --
                                                     ------------    ------------    ------------     ------------     ------------
Balances, December 31, 1998 ......................            124          72,476          15,284           (2,951)              --
  Comprehensive income:
    Net income ...................................             --              --          23,186               --               --
    Foreign currency translation
      adjustments ................................             --              --              --               --               --
    Change in unrealized gain, net of tax ........             --              --              --               --               --
                                                     ------------    ------------    ------------     ------------     ------------
        Total comprehensive income ...............             --              --              --               --               --
                                                     ------------    ------------    ------------     ------------     ------------
  Issuance of 1,096,288 shares of common
    stock ........................................              3           7,771              --               --               --
  Issuance of 78,510 shares of treasury
    stock for Company's match of 401(k) plan
    contribution .................................             --             160              --              334               --
  Tax benefit related to employee stock
    options ......................................             --           1,618              --               --               --
  Acquisition of treasury stock ..................             --              --              --           (6,553)              --
                                                     ------------    ------------    ------------     ------------     ------------
Balances, December 31, 1999 ......................            127          82,025          38,470           (9,170)              --
  Comprehensive loss:
    Net loss .....................................             --              --         (31,633)              --               --
    Foreign currency translation adjustments .....             --              --              --               --               --
    Change in unrealized gain, net of tax ........             --              --              --               --               --
                                                     ------------    ------------    ------------     ------------     ------------
        Total comprehensive income ...............             --              --              --               --               --
                                                     ------------    ------------    ------------     ------------     ------------
  Issuance of 800,324 shares of common
    stock ........................................              2           6,227              --               --               --
  Issuance of 330,238 shares of treasury
    stock for Company's match of 401(k) plan
    contribution .................................             --              66              --            1,899               --
  Tax benefit related to employee stock
    options ......................................             --             221              --               --               --
  Unamortized stock compensation .................             --              --              --           (7,102)              --

  Capital contribution by principal stockholder ..             --              --              --               --               --

  Amortization of stock compensation .............             --              --              --               --            2,559
  Other stock-based compensation .................             --             758              --               --               --
                                                     ------------    ------------    ------------     ------------     ------------
Balances, December 31, 2000 ......................   $        129    $     96,539    $      6,837     $     (7,271)    $     (4,543)
                                                     ============    ============    ============     ============     ============

                                                       ACCUMULATED
                                                          OTHER            TOTAL
                                                      COMPREHENSIVE    STOCKHOLDERS'
                                                      INCOME (LOSS)        EQUITY
                                                      -------------    -------------
Balances, December 31, 1997 ......................     $        213     $     80,236
  Comprehensive loss:
    Net income ...................................               --            2,158
    Change in unrealized gain, net of tax ........            3,101            3,101
                                                       ------------     ------------
        Total comprehensive income ...............               --            5,259
                                                       ------------     ------------
  Issuance of 459,086 shares of common
    stock ........................................               --            3,021
  Tax benefit related to employee stock
    options ......................................               --              401
  Acquisition of treasury stock ..................               --             (670)
                                                       ------------     ------------
Balances, December 31, 1998 ......................            3,314           88,247
  Comprehensive income:
    Net income ...................................               --           23,186
    Foreign currency translation
      adjustments ................................             (641)            (641)
    Change in unrealized gain, net of tax ........           (3,314)          (3,314)
                                                       ------------     ------------
        Total comprehensive income ...............               --           19,231
                                                       ------------     ------------
  Issuance of 1,096,288 shares of common
    stock ........................................               --            7,774
  Issuance of 78,510 shares of treasury
    stock for Company's match of 401(k) plan
    contribution .................................               --              494
  Tax benefit related to employee stock
    options ......................................               --            1,618
  Acquisition of treasury stock ..................               --           (6,553)
                                                       ------------     ------------
Balances, December 31, 1999 ......................             (641)         110,811
  Comprehensive loss:
    Net loss .....................................               --          (31,633)
    Foreign currency translation adjustments .....              (27)             (27)
    Change in unrealized gain, net of tax ........              (53)             (53)
                                                       ------------     ------------
        Total comprehensive income ...............               --          (31,713)
                                                       ------------     ------------
  Issuance of 800,324 shares of common
    stock ........................................               --            6,229
  Issuance of 330,238 shares of treasury
    stock for Company's match of 401(k) plan
    contribution .................................               --            1,965
  Tax benefit related to employee stock
    options ......................................               --              221
  Unamortized stock compensation .................               --
                                                                               7,102
  Capital contribution by principal stockholder ..              140
                                                                                 140
  Amortization of stock compensation .............               --            2,559
  Other stock-based compensation .................               --              758
                                                       ------------     ------------
Balances, December 31, 2000 ......................     $       (721)    $     90,970
                                                       ============     ============

        See accompanying notes to consolidated financial statements.

                          INFOUSA INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    FOR THE YEARS ENDED
                                                                      ------------------------------------------------
                                                                      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                                          2000              1999              1998
                                                                      ------------      ------------      ------------
Cash flows from operating activities:
  Net income (loss) .............................................     $    (31,633)     $     23,186      $      2,158
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization ...............................           52,195            35,109            27,472
    Amortization of deferred financing fees .....................            1,285             1,362                --
    Deferred income taxes .......................................           (5,938)           (2,528)           (1,019)
    Net realized gains on sale of marketable securities and
      other investments .........................................               --           (12,920)          (15,511)
    Gain on issuance of subsidiary stock ........................          (14,634)           (8,886)               --
    Non-cash stock option compensation expense ..................            3,113                --                --
    Non-cash 401(k) contribution in common stock ................            1,965                --                --
    Tax benefit related to employee stock options ...............              221             1,618               401
    Non-cash acquisition costs ..................................              615                --                --
    Minority interest in income (loss)
      of consolidated subsidiary ................................           (6,294)               --                --
    Impairment of other assets ..................................            2,135             5,599             2,000
    Provision for litigation settlement .........................               --                --             4,500
    In-process research and development .........................               --                --             3,834
    Cumulative effect of accounting change ......................           13,709                --                --
    Changes in assets and liabilities, net of effect of
      acquisitions:
      Trade accounts receivable .................................            8,706           (13,224)            9,324
      List brokerage trade accounts receivable ..................            3,235             1,097            (4,463)
      Prepaid expenses ..........................................           (4,763)               (3)           (1,233)
      Deferred marketing costs ..................................              488             1,408              (948)
      Accounts payable ..........................................            3,028            (1,850)           (2,861)
      List brokerage trade accounts payable .....................           (2,394)           (2,193)              752
      Income taxes receivable and payable, net ..................           (5,966)            7,086            (3,042)
      Accrued expenses and deferred revenue .....................           17,078            (3,866)           (4,221)
                                                                      ------------      ------------      ------------
         Net cash provided by operating activities ..............           36,151            30,995            17,143
                                                                      ------------      ------------      ------------

Cash flows from investing activities:
  Proceeds from sales of marketable securities ..................               --            32,106            41,114
  Purchases of marketable securities ............................              (32)           (4,184)          (17,177)
  Purchase of other investments .................................               --            (1,000)           (2,000)
  Purchases of property and equipment ...........................           (9,150)           (9,048)          (20,582)
  Acquisitions of businesses,  net of cash acquired .............           (8,751)         (206,968)          (31,654)
  Database development costs ....................................              (99)             (577)             (603)
  Software development costs ....................................          (11,459)          (10,400)           (5,724)
                                                                      ------------      ------------      ------------
         Net cash used in investing activities ..................          (29,491)         (200,071)          (36,626)
                                                                      ------------      ------------      ------------

Cash flows from financing activities:
  Repayment of long-term debt ...................................          (22,299)          (13,540)         (110,876)
  Proceeds from long-term debt ..................................               --           165,000           154,800
  Proceeds from sale of subsidiary common stock .................           22,845            10,000                --
  Deferred financing costs ......................................             (559)           (3,989)           (5,969)
  Acquisition of treasury stock .................................               --            (6,553)             (670)
  Repurchase of Senior Subordinated Notes .......................               --            (8,370)               --
  Proceeds from exercise of stock options .......................            4,200             7,771             1,148
                                                                      ------------      ------------      ------------
         Net cash provided by financing activities ..............            4,187           150,319            38,433
                                                                      ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents ............           10,847           (18,757)           18,950
Cash and cash equivalents, beginning of year ....................           10,846            29,603            10,653
                                                                      ------------      ------------      ------------
Cash and cash equivalents, end of year ..........................     $     21,693      $     10,846      $     29,603
                                                                      ============      ============      ============
Supplemental cash flow information:
  Interest paid .................................................     $     25,939      $     18,299      $      8,902
                                                                      ============      ============      ============
  Income taxes paid .............................................     $      8,116      $      7,047      $      9,637
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

                            Building and improvements..................      30 years
                            Office furniture and equipment.............      7 years
                            Computer equipment.........................      3 years
                            Capitalized equipment leases...............      5 years

    Intangibles. Intangible assets are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets, as follows:

                            Goodwill...................................      7 to 20 years
                            Distribution networks......................      2 years
                            Noncompete agreements......................      Term of agreements
                            Purchased data processing software.........      2 to 7 years
                            Database costs.............................      1 to 5 years
                            Core technology costs......................      3 years
                            Customer base costs........................      3 to 15 years
                            Tradename costs............................      10 to 20 years
                            Perpetual software license agreement.......      10 years
                            Software development costs................       1 to 5 years
                            Workforce costs...........................       5 to 8 years

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

                                                                                 FOR THE YEARS ENDED
                                                                     ----------------------------------------------
                                                                     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                         2000             1999             1998
                                                                     ------------     ------------     ------------
                                                                                     (IN THOUSANDS)
         Weighted average number of shares outstanding
           used in basic EPS ...................................           50,304           48,470           49,314
         Net additional common equivalent shares
           outstanding after assumed exercise of stock
           options .............................................               --              143              901
                                                                     ------------     ------------     ------------
         Weighted average number of shares outstanding
           used in diluted EPS .................................           50,304           48,613           50,215
                                                                     ============     ============     ============

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

                                                              FOR THE YEARS ENDED
                                                      -----------------------------------
                                                      DECEMBER 31,           DECEMBER 31,
                                                          2000                   1999
                                                      ------------           ------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Net sales ..............................     $    308,958           $    316,497
         Net income (loss) from continuing
           operations ...........................     $    (31,319)          $     14,818
         Basic earnings (loss) per share ........     $      (0.62)          $       0.31
         Diluted earnings (loss) per share ......     $      (0.62)          $       0.30

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

5. COMPREHENSIVE INCOME (LOSS)

    The components of other comprehensive income (loss) were as follows:

                                                                                       FOR THE YEARS ENDED
                                                                          ------------------------------------------------
                                                                          DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                                              2000              1999              1998
                                                                          ------------      ------------      ------------
                                                                                           (IN THOUSANDS)
         Unrealized holding losses arising during the period:
           Unrealized net losses ....................................     $        (85)     $     (7,448)     $    (10,162)
           Related tax benefit ......................................               32             2,830             3,861
                                                                          ------------      ------------      ------------
                   Net ..............................................              (53)           (4,618)           (6,301)
                                                                          ------------      ------------      ------------
         Less: Reclassification adjustment for net gains
           realized on sale of marketable securities
           during the period:
           Realized net gains .......................................               --             2,103            15,164
           Related tax expense ......................................               --              (799)           (5,762)
                                                                          ------------      ------------      ------------
                   Net ..............................................               --             1,304             9,402
                                                                          ------------      ------------      ------------
           Foreign currency translation adjustments .................             (668)             (641)               --
                                                                          ------------      ------------      ------------
           Total other comprehensive income (loss) ..................     $       (721)     $     (3,955)     $      3,101
                                                                          ============      ============      ============

6. PROPERTY AND EQUIPMENT

                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         2000             1999
                                                                     ------------     ------------
                                                                              (IN THOUSANDS)
         Land and improvements .................................     $      3,334     $      3,205
         Buildings and improvements ............................           26,571           25,398
         Furniture and equipment ...............................           58,028           50,543
         Capitalized equipment leases ..........................           15,080           11,879
                                                                     ------------     ------------
                                                                          103,013           91,025
         Less accumulated depreciation and amortization:
           Owned property ......................................           44,311           35,388
           Capitalized equipment leases ........................            3,993            2,068
                                                                     ------------     ------------
                   Property and equipment, net .................     $     54,709     $     53,569
                                                                     ============     ============

7. INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                          DECEMBER 31,     DECEMBER 31,
                                                              2000             1999
                                                          ------------     ------------
                                                                  (IN THOUSANDS)
         Goodwill ...................................     $    233,144     $    220,848
         Noncompete agreements ......................           13,534           13,534
         Core technology ............................            4,800            4,800
         Customer base ..............................            8,372            8,372
         Trade names ................................           15,802           15,802
         Purchased data processing software .........           73,478           73,478
         Acquired database costs ....................           19,000           19,000
         Work force costs ...........................            1,338            1,338
         Perpetual software license agreement .......            8,000            8,000
         Software development costs .................           10,152            9,295
         Database costs .............................               73              577
         Deferred financing costs ...................           10,557            9,958
                                                          ------------     ------------
                                                               398,250          385,002
         Less accumulated amortization ..............          102,190           69,113
                                                          ------------     ------------
                                                          $    296,060     $    315,889
                                                          ============     ============

8. FINANCING ARRANGEMENTS

    Long-term debt consists of the following:

                                                                                DECEMBER 31,     DECEMBER 31,
                                                                                    2000             1999
                                                                                ------------     ------------
                                                                                        (IN THOUSANDS)
         9 1/2% Senior Subordinated Notes .................................     $    106,000     $    106,000
         Senior Secured Credit Facilities -- Term A Loan ..................           52,314           60,977
         Senior Secured Credit Facilities -- Term B Loan ..................           84,455           93,810
         Senior Secured Credit Facilities -- Revolving Credit
           Facility .......................................................               --               --
         Mortgage note, collateralized by deed of trust. Note bears a fixed interest rate of 7.4% through July 2003, and then
           will be adjusted to a designated Federal Reserve rate plus
           1.75%. Principal is due August 2008. Interest is payable
           monthly ........................................................            8,940            9,776
         Uncollateralized note payable for leasehold improvements .........
           Note bears a fixed interest rate of 5.0%. Principal is due
           September 2003. Interest is payable monthly ....................              433              433
         Capital lease obligations (See Note 16) ..........................            6,510            6,526
                                                                                ------------     ------------
                                                                                     258,652          277,522
         Less current portion .............................................           17,779            9,885
                                                                                ------------     ------------
         Long-term debt ...................................................     $    240,873     $    267,637
                                                                                ============     ============

    Future maturities by calendar year of long-term debt as of December 31, 2000 are as follows (in thousands):

         2001 .................     $     17,779
         2002 .................     $     18,062
         2003 .................     $     18,393
         2004 .................     $     22,826
         2005 .................     $     51,511
         Thereafter ...........     $    130,081

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

    During 1999, the Company negotiated a $195.0 million Senior Secured Credit Facilities ("Credit Facilities") borrowing arrangement with Deutsche Bank, comprised of: Term Loan A Facility in the amount of $65.0 million which provides for grid-based interest pricing based upon the Company's consolidated leverage ratio and ranges from base rate + 1.75% to 2.25% for base rate loans and from LIBOR + 2.75% to 3.25% for LIBOR loans with a maturity of 5 years; a Term Loan B Facility in the amount of $100.0 million which provides interest at base rate + 3.00% for base rate loans and LIBOR + 4.00% for LIBOR loans with a maturity of 7 years; and a Revolving Credit Facility in the amount of $25.0 million which provides the same interest pricing as the Term Loan A Facility with a maturity of 5 years. Substantially all assets of the Company are pledged as security under the terms of the Credit Facilities. As of December 31, 2000, the Term Loan A Facility had balance of $52.3 million, with an interest rate of 9.9% and a Term Loan B balance of $84.4 million, with an interest rate of 10.7%.

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

9. INCOME TAXES

    The provision for income taxes before extraordinary items consists of the following:

                                                   FOR THE YEARS ENDED
                                    ------------------------------------------------
                                    DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                        2000              1999              1998
                                    ------------      ------------      ------------
                                                     (IN THOUSANDS)
         Current:
           Federal ............     $      4,843      $     14,401      $      4,469
           State ..............              415             1,271               556
                                    ------------      ------------      ------------
                                           5,258            15,672             5,025
                                    ------------      ------------      ------------
         Deferred:
           Federal ............           (3,627)           (2,308)              742
           State ..............             (311)             (220)              113
                                    ------------      ------------      ------------
                                          (3,938)           (2,528)              855
                                    ------------      ------------      ------------
                                    $      1,320      $     13,144      $      5,880
                                    ============      ============      ============

    The effective income tax rate for continuing operations varied from the Federal statutory rate as follows:

                                                                                   FOR THE YEARS ENDED
                                                                     ------------------------------------------------
                                                                     DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                                         2000              1999              1998
                                                                     ------------      ------------      ------------
                                                                                      (IN THOUSANDS)
         Expected Federal income taxes at statutory rate
           of 35% ..............................................     $     (5,560)     $     12,671      $      2,813
         State taxes, net of Federal effects ...................               68               683               435
         Amortization of nondeductible intangibles .............            4,595             2,619             1,260
         Gain on of subsidiary common stock ....................           (5,122)           (3,110)               --
         In-process research and development ...................               --                --             1,342
         Change in valuation allowance .........................            6,805                --                --
         Other .................................................              534               281                30
                                                                     ------------      ------------      ------------
                                                                     $      1,320      $     13,144      $      5,880
                                                                     ============      ============      ============

    The components of the net deferred tax assets (liabilities) were as follows:

                                                          DECEMBER 31,      DECEMBER 31,
                                                              2000              1999
                                                          ------------      ------------
                                                                  (IN THOUSANDS)
         Deferred tax assets:
           Accrued vacation .........................     $      1,066      $        929
           Accrued expenses .........................            1,472               121
           Net operating losses .....................            6,805                --
                                                          ------------      ------------
                                                                 9,343             1,050
           Less valuation allowance .................           (6,805)               --
                                                          ------------      ------------
                                                                 2,538             1,050
                                                          ------------      ------------
         Deferred tax liabilities:
           Intangible assets ........................          (30,074)          (31,894)
           Accounts receivable ......................             (293)           (1,310)
           Depreciation .............................           (1,133)           (1,173)
           Deferred marketing costs .................             (938)           (1,124)
           Prepaid expenses and other assets ........           (1,743)           (1,130)
                                                          ------------      ------------
                                                               (34,181)          (36,631)
                                                          ------------      ------------
                   Net deferred tax liabilities .....     $    (31,643)     $    (35,581)
                                                          ============      ============

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

                                                                                   FOR THE YEARS ENDED
                                                                     -----------------------------------------------
                                                                     DECEMBER 31,       DECEMBER 31,    DECEMBER 31,
                                                                         2000              1999             1998
                                                                     ------------      ------------     ------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
         Net income (loss) -- as reported ......................     $    (31,633)     $     23,186     $      2,158
         Net income (loss) -- pro forma ........................     $    (34,220)     $     20,176     $       (788)
         Basic earnings (loss) per share -- as reported ........     $      (0.63)     $       0.48     $       0.04
         Basic earnings (loss) per share -- pro forma ..........     $      (0.68)     $       0.42     $      (0.02)
         Diluted earnings (loss) per share -- as reported ......     $      (0.63)     $       0.48     $       0.04
         Diluted earnings (loss) per share -- pro forma ........     $      (0.68)     $       0.42     $      (0.02)

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

    The following information has been restated to reflect the stock combination (See Note 19).

                                            DECEMBER 31, 2000                DECEMBER 31, 1999                DECEMBER 31, 1998
                                     -----------------------------    -----------------------------    -----------------------------
                                               WEIGHTED                         WEIGHTED                         WEIGHTED
                                           AVERAGE EXERCISE                 AVERAGE EXERCISE                 AVERAGE EXERCISE
                                     -----------------------------    -----------------------------    -----------------------------
                                        SHARES           PRICE           SHARES           PRICE           SHARE            PRICE
                                     ------------     ------------    ------------     ------------    ------------     ------------
Outstanding beginning of
  period ........................       7,921,134     $       8.74       7,094,036     $       9.33       7,478,050     $       9.22
Granted .........................         852,100             6.85       2,697,335             6.57       1,160,000            11.49
Exercised .......................        (409,224)           10.32      (1,322,298)            6.84        (179,428)            6.40
Forfeited/expired ...............      (1,234,629)            7.97        (547,939)           10.57      (1,364,586)           10.91
                                     ------------     ------------    ------------     ------------    ------------     ------------
Outstanding end of period .......       7,129,381     $       8.66       7,921,134     $       8.74       7,094,036     $       9.33
                                     ============     ============    ============     ============    ============     ============
Options exercisable at end of
  period ........................       4,389,852     $       9.03       3,453,689     $       9.13       2,809,439     $       8.20
                                     ============     ============    ============     ============    ============     ============
Shares available for options
  that may be granted ...........       1,146,395                        1,139,938                          777,834
                                     ============                     ============                     ============
Weighted-average grant date
  fair value of options,
  granted during the period
  -- exercise price equals
  stock price at grant ..........                     $         --                     $       1.66                     $       3.34
                                                      ============                     ============                     ============

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                    ----------------------------------------------     -----------------------------
                                                      WEIGHTED-
                                                       AVERAGE         WEIGHTED-                         WEIGHTED-
                                                      REMAINING         AVERAGE                           AVERAGE
                                       NUMBER        CONTRACTUAL       EXERCISE          NUMBER          EXERCISE
         RANGE OF EXERCISE PRICES   OUTSTANDING         LIFE             PRICE         EXERCISABLE         PRICE
         ------------------------   ------------     ------------     ------------     ------------     ------------
         $4.28 to $5.70 .......          243,000        3.7 years     $       5.10           41,766     $       5.07
         $5.70 to $7.13 .......        2,464,362        3.4 years             6.48        1,080,221             6.48
         $7.13 to $8.55 .......        1,935,541        0.7 years             8.47        1,516,787             8.49
         $8.55 to $9.98 .......          224,000        0.8 years             9.22          223,000             9.22
         $9.98 to $11.40 ......        1,494,478        1.4 years            10.71        1,045,691            10.70
         $11.40 to $12.83 .....          185,000        1.8 years            12.08          120,306            12.05
         $12.83 to $14.25 .....          583,000        2.2 years            13.36          362,081            13.41
                                    ------------     ------------     ------------     ------------     ------------
         $4.28 to $14.25 ......        7,129,381        2.0 years     $       8.66        4,389,852     $       9.03
                                    ============     ============     ============     ============     ============

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

13. SUPPLEMENTAL CASH FLOW INFORMATION

    The Company made certain acquisitions during 2000, 1999 and 1998 (See Note
3) and assumed liabilities as follows:

                                           2000              1999              1998
                                       ------------      ------------      ------------
                                                        (IN THOUSANDS)
         Fair value of assets ....     $     14,460      $    247,201      $     58,552
         Cash paid ...............           (8,751)         (206,968)          (31,654)
         Common stock issued .....           (2,248)               --                --
                                       ------------      ------------      ------------
         Liabilities assumed .....     $      3,461      $     40,233      $     26,898
                                       ============      ============      ============

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

    The carrying amounts shown in the following table are included in the consolidated balance sheets under the indicated captions.

                                                      DECEMBER 31, 2000                 DECEMBER 31, 1999
                                               -----------------------------      -----------------------------
                                                 CARRYING                          CARRYING
                                                  AMOUNT         FAIR VALUE          AMOUNT         FAIR VALUE
                                               ------------     ------------      ------------     ------------
                                                                    (AMOUNTS IN THOUSANDS)
         Financial assets:
          Cash and cash equivalents ......     $     21,693     $     21,693      $     10,846     $     10,846
           Marketable securities .........              102              102                70               70
           Other assets ..................            3,000            3,000             3,000            3,000
         Financial liabilities:
           Long-term debt ................          258,652          203,498           277,522          241,088
         Derivatives:
           Interest rate swaps ...........               --             (522)               --              540

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

    Following is a schedule of the future minimum lease payments as of December 31, 2000:

                                                                  CAPITAL         OPERATING
                                                                ------------     ------------
                                                                       (IN THOUSANDS)
         2001 .............................................     $      3,775     $      7,133
         2002 .............................................            2,424            6,846
         2003 .............................................              878            6,151
         2004 .............................................               --            5,154
         2005 .............................................               --            4,528
                                                                ------------     ------------
         Total future minimum lease payments ..............            7,077     $     29,812
                                                                                 ============
         Less amounts representing interest ...............              567
                                                                ------------
         Present value of net minimum lease payments ......     $      6,510
                                                                ============

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

    The following tables summarizes certain segment information:

                                                                       FOR THE YEAR ENDED DECEMBER 31, 2000
                                                          ----------------------------------------------------------------
                                                             SMALL            LARGE          CORPORATE        CONSOLIDATED
                                                            BUSINESS         BUSINESS        ACTIVITIES          TOTAL
                                                          ------------     ------------     ------------      ------------
                                                                                  (IN THOUSANDS)
         Net sales ..................................     $    140,242     $    165,426     $         --      $    305,668
         Non-cash stock compensation ................               --               --            3,113             3,113
         Impairment of assets .......................               --               --            2,135             2,135
         Acquisition costs ..........................               --               --            2,287             2,287
         Operating income (loss) ....................           32,397           75,527         (119,338)          (11,414)
         Investment income ..........................               --               --           12,250            12,250
         Interest expense ...........................               --               --           26,651            26,651
         Income (loss) before income taxes and
           discontinued operations ..................           32,397           75,527         (123,811)          (15,887)

                                                                       FOR THE YEAR ENDED DECEMBER 31, 1999
                                                          ----------------------------------------------------------------
                                                             SMALL            LARGE          CORPORATE        CONSOLIDATED
                                                            BUSINESS         BUSINESS        ACTIVITIES          TOTAL
                                                          ------------     ------------     ------------      ------------
                                                                                  (IN THOUSANDS)
         Net sales ..................................     $    129,897     $    135,956     $         --      $    265,853
         Impairment of assets .......................               --               --            5,599             5,599
         Acquisition costs ..........................               --               --            4,166             4,166
         Operating income (loss) ....................           61,668           55,898          (83,490)           34,076
         Investment income ..........................               --               --           23,082            23,082
         Interest expense ...........................               --               --           18,579            18,579
         Income (loss) before income taxes and
           discontinued operations ..................           61,668           55,898          (78,987)           38,579

                                                                       FOR THE YEAR ENDED DECEMBER 31, 1998
                                                          ----------------------------------------------------------------
                                                             SMALL            LARGE          CORPORATE        CONSOLIDATED
                                                            BUSINESS         BUSINESS        ACTIVITIES          TOTAL
                                                          ------------     ------------     ------------      ------------
                                                                                  (IN THOUSANDS)
         Net sales ..................................     $    129,973     $     98,705     $         --      $    228,678
         Provision for litigation settlement ........               --               --            4,500             4,500
         Acquisition costs ..........................               --               --            3,643             3,643
         In-process research and development ........               --               --            3,834             3,834
         Restructuring charges ......................               --               --            2,616             2,616
         Operating income (loss) ....................           54,660           39,671          (91,761)            2,570
         Investment income ..........................               --               --           16,628            16,628
         Interest expense ...........................               --               --            9,160             9,160
         Income (loss) before income taxes and
           discontinued operations ..................           54,660           39,671          (86,293)            8,038

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

                                                            /s/ KPMG LLP
                                                            ------------
                                                                KPMG LLP

         Omaha, Nebraska
         January 26, 2001

                          INFOUSA INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                             ADDITIONS
                                                                    -----------------------------
                                                    BALANCE AT       CHARGED TO       CHARGED TO                         BALANCE AT
                                                    BEGINNING        COSTS AND          OTHER                              END OF
                   DESCRIPTION                      OF PERIOD         EXPENSES         ACCOUNTS         DEDUCTIONS         PERIOD
                   -----------                     ------------     ------------     ------------      ------------     ------------
         Allowance for doubtful accounts
           receivable: .......................                                                                  (A)
           December 31, 1998 .................     $      1,435     $      4,388     $        578*     $      3,701     $      2,700
           December 31, 1999 .................     $      2,700     $      1,839     $      1,586*     $      3,543     $      2,582
           December 31, 2000 .................     $      2,582     $      2,371     $         98*     $      2,860     $      2,191
         Allowance for sales returns:  .......                                                                  (B)
           December 31, 1998 .................     $      4,578     $     15,693     $         --      $     15,682     $      4,589
           December 31, 1999 .................     $      4,589     $      6,506     $         --      $      6,609     $      4,486
           December 31, 2000 .................     $      4,486     $      7,752     $         --      $      9,705     $      2,533

----------

    *    Recorded as a result of acquisitions


(A)      Charge-offs during the period indicated


(B)      Returns processed during the period indicated

                               INDEX TO EXHIBITS

          EXHIBIT
          NUMBER        DESCRIPTION
          -------       -----------

                2.1     --  Asset Purchase Agreement between the Company and
                            Digital Directory Assistance, Inc. is incorporated herein by reference to exhibits filed with the Company's Current Report on Form 8-K dated September
                            10, 1996.

                2.2     --  Agreement and Plan of Reorganization between the
                            Company and the Shareholders of County Data
                            Corporation is incorporated herein by reference to Exhibits filed with Company's Annual Report on Form
                            10-K for the Fiscal Year Ended December 31, 1996
                            (File No. 000-19598).

                2.3     --  Agreement and Plan of Reorganization between the
                            Company and the Shareholders of 3319971 Canada Inc.
                            is incorporated herein by reference to Exhibits filed with Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996 (File No.
                            000-19598).

                2.4     --  Agreement and Plan of Reorganization between the
                            Company and the Shareholders of Marketing Data
                            Systems, Inc. is incorporated herein by reference to exhibits filed with the Company's Registration
                            Statement on Form S-3 (File No. 333-36669) filed
                            October 23, 1997.

                2.5     --  Agreement and Plan of Reorganization between the
                            Company and the Shareholders of DBA Holdings, Inc.
                            is incorporated herein by reference to exhibits filed with the Company's Current Report on Form 8-K dated February 28, 1997.

                2.6     --  Agreement and Plan of Reorganization between the
                            Company and the Shareholders of Pro CD, Inc. is
                            Incorporated herein by reference to exhibits filed with the Company's Current Report on Form 8-K dated
                            September 8, 1997.

                2.7     --  Stock Purchase Agreement between the Company and the
                            Shareholders of Walter Karl, Inc. is Incorporated herein by reference to exhibits filed with the Company's Current Report on Form 8-K dated February
                            24, 1998.

                2.8     --  Asset Purchase Agreement between the Company and
                            JAMI Marketing Services, Inc. is incorporated herein by reference to exhibits filed with the Company's
                            Annual Report on Form 10-K for the Fiscal Year ended
                            December 31, 1998 (File No. 000-19598).

                2.9     --  Agreement and Plan of Reorganization by and among
                            the Company, Hugo Acquisition Corporation, First
                            Data Corporation, First Data Information Management
                            Group, Inc., DM Holdings, Inc., Donnelley Marketing
                            Holdings, Inc., and Donnelley Marketing, Inc. is incorporated herein by Reference to exhibits filed with the Company's Current Report on Form 8-K dated
                            May 28, 1999.

                3.1     --  Certificate of Incorporation, as amended through
                            October 22, 1999, is Incorporated herein by
                            Reference to exhibits filed with Company's
                            Registration Statement on Form 8-A, as amended, filed March 20, 2000.

                3.2     --  Bylaws are incorporated herein by reference to the
                            Company's Registration Statement on Form S-1 (File
                            No. 33-42887), which became effective February 18,
                            1992.

                3.3     --  Amended and Restated Certificate of Designation of
                            Participating Preferred Stock, filed in Delaware on
                            October 22,1999, is incorporated herein by Reference to exhibits filed with the Company's Registration
                            Statement on Form 8-A, as amended, filed March 20,
                            2000.

                4.1     --  Preferred Share Rights Agreement is incorporated
                            herein by reference to the Company's Registration
                            Statement on Form 8-A, as amended, filed March 20,
                            2000.

                4.2     --  Specimen of Common Stock Certificate is Incorporated
                            herein by reference to the exhibits filed with the Company's Registration Statement on Form 8-A, as amended), filed March 20, 2000.

                4.3     --  Reference is made to Exhibits 3.1, 3.2, and 3.3
                            Hereof.

                4.4     --  Purchase Agreement dated June 12, 1998 between the
                            Company, BT Alex. Brown Incorporated, Goldman,

          EXHIBIT
          NUMBER        DESCRIPTION
          -------       -----------

                            Sachs & Co. and Hambrecht & Quist LLC is
                            Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998 (File No.
                            000-19598).

                4.5     --  Indenture dated as of June 18, 1998 (the
                            "Indenture") by and between the Company and State
                            Street Bank and Trust Company of California, N.A., as Trustee is incorporated herein by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998
                            (File No. 000-19598).

                4.6     --  Exchange and Registration Rights Agreement dated as
                            of June 18, 1998 by and among the Company and BT
                            Alex. Brown Incorporated, Goldman, Sachs & Co. and
                            Hambrecht & Quist LLC as the Initial Purchasers is incorporated herein by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998 (File No.
                            000-19598).

                4.7     --  Form of New 9 1/2% Senior Subordinated Note due 2008
                            is incorporated herein by reference to Exhibits filed with the Company's Registration Statement on Form S-4 (File No. 333-61645), filed December 15,
                            1999.

                4.8     --  Credit Agreement by and among infoUSA, Inc., Various
                            Lenders (as defined therein) and Bankers Trust
                            Company dated as of July 23, 1999 is Incorporated herein by reference to exhibits filed with the Company's Current Report on Form 8-K dated July 23,
                            1999.

                4.9     --  First Amendment dated October 29, 1999 and Second
                            Amendment dated December 15, 1999 to Credit
                            Agreement by and among the Company, various Lenders
                            (as defined therein) and Bankers Trust Company, is incorporated herein by reference to exhibits filed with the Company's Report on Form 10-K for the Year ended December 31, 1999, filed March 21, 2000.

                4.10    --  Third Amendment dated April 12, 2000 and Fourth
                            Amendment dated June 8, 2000 to Credit Agreement by and among the Company, various Lenders (as defined therein) and Bankers Trust Company, is incorporated herein by reference to exhibits filed with the Company's Report on Form 10-Q for the Quarter ended
                            June 30, 2000, filed August 11, 2000.

                4.11    --  Fifth Amendment dated November 13, 2000 to Credit
                            Agreement by and among the Company, various Lenders
                            (as defined therein) and Bankers Trust Company, is incorporated herein by reference to exhibits filed with the Company's Report on Form 10-Q for the Quarter ended September 30, 2000, filed November 14,
                            2000.

                10.1    --  Form of Indemnification Agreement with Officers And
                            Directors is incorporated herein by reference To exhibits filed with the Company's Registration
                            Statement on Form S-1 (File No. 33-51352), filed
                            August 28, 1992.

                10.2    --  1992 Stock Option Plan as amended is incorporated
                            Herein by reference to exhibits filed with the Company's Registration Statement on Form S-8 (File
                            No. 333-37865), filed October 14, 1997.

                10.3    --  1997 Stock Option Plan as amended is incorporated
                            Herein by reference to exhibits filed with the Company's Registration Statement on Form S-8 (File
                            No. 333-82933), filed July 15, 1999.

          EXHIBIT
          NUMBER        DESCRIPTION
          -------       -----------

                10.4 *  --  Employment Agreement dated February 11, 1997 between the Company and Allen F. Ambrosino, filed herewith

                10.5    --  Amended and Restated Database License Agreement
                            Between Donnelley Marketing, Inc. and First Data
                            Resources, Inc. dated as of July 23, 1999 is
                            Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999 (File No.
                            000-19598).

                10.6    --  Covenant not to compete by First Data Corporation to
                            infoUSA Inc. dated as of July 23, 1999 is Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999 (File No.
                            000-19598).

                10.7    --  Reference is made to Exhibits 2.1, 2.2, 2.3, 2.4,
                            2.5, 2.6, 2.7, 2.8, 2.9, 4.5, 4.8 and 4.9 hereof.

                18.1 *  --  Preferability Letter from KPMG to the Company dated
                            March 30, 2001, filed herewith

                21.1 *  --  Subsidiaries and State of Incorporation, filed
                            Herewith.

                23.1    --  Consent of Independent Accountants, filed Herewith.

                24.1 *  --  Power of Attorney, filed herewith

     *  Previously filed