Form 10-Q
period 2001-06-30
INFOUSA INC
filed 2001-08-13
CIK 879437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X] Quarterly Report pursuant to Section 13 or 15(d) of the - Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001 or

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

               50,571,248 shares of Common Stock at August 7, 2001
                                  infoUSA INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Balance Sheets as of June 30, 2001 and
             December 31, 2000

             Consolidated Statements of Operations for the three months and six months ended June 30, 2001 and 2000

             Consolidated Statements of Cash Flows for the six months ended
             June 30, 2001 and 2000

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

                                  JUNE 30, 2001

                                     PART I

                            FINANCIAL INFORMATION AND
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          infoUSA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                              JUNE 30, 2001   DECEMBER 31, 2000
                                                              -------------   -----------------
                       ASSETS                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents ............................        $  26,246         $  21,693
  Marketable securities ................................            1,134               102
  Trade accounts receivable, net of allowances of
    $1,116 and $4,724, respectively ....................           51,545            58,501
  List brokerage trade accounts receivable .............           14,395            13,499
  Income taxes receivable ..............................              467             4,267
  Prepaid expenses .....................................            3,979             6,067
  Deferred marketing costs .............................            2,224             2,469
                                                                ---------         ---------
          Total current assets .........................           99,990           106,598
                                                                ---------         ---------
Property and equipment, net ............................           51,360            54,709
Intangible assets, net .................................          277,751           296,060
Other assets ...........................................            6,194             6,178
                                                                ---------         ---------
                                                                $ 435,295         $ 463,545
                                                                =========         =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ....................        $  18,146         $  17,779
  Accounts payable .....................................            6,139            11,484
  List brokerage trade accounts payable ................           14,055            13,981
  Accrued payroll expenses .............................            7,263             7,458
  Accrued expenses .....................................            7,618            14,828
  Deferred income taxes ................................            4,846             1,688
  Deferred revenues ....................................           20,772            19,437
                                                                ---------         ---------
          Total current liabilities ....................           78,839            86,655
                                                                ---------         ---------
Long-term debt, net of current portion .................          223,788           240,873
Deferred income taxes ..................................           25,660            29,955
Deferred revenue .......................................            9,000            12,000

Minority interest ......................................            3,419             3,092

Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized
    5,000,000 shares; none issued or outstanding .......               --                --
  Common stock, $.0025 par value. Authorized 295,000,000
    shares; 51,530,339 shares issued and 50,571,248
    outstanding at June 30, 2001 and 51,519,872 shares
    issued and 50,520,620 outstanding
    at December 31, 2000 ...............................              129               129
  Paid-in capital ......................................           94,128            96,539
  Retained earnings ....................................           10,896             6,837
  Treasury stock, at cost, 959,091 shares held at
    June 30, 2001 and 999,252 held at December 31,
    2000 ...............................................           (7,028)           (7,271)
  Unamortized stock compensation expense ...............           (1,932)           (4,543)
  Accumulated other comprehensive loss .................           (1,604)             (721)
                                                                ---------         ---------
          Total stockholders' equity ...................           94,589            90,970
                                                                ---------         ---------
                                                                $ 435,295         $ 463,545
                                                                =========         =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       JUNE 30,                            JUNE 30,
                                              ---------------------------         ---------------------------
                                                2001              2000              2001              2000
                                              ---------         ---------         ---------         ---------
                                                      (UNAUDITED)                         (UNAUDITED)
Net sales ............................        $  70,909         $  77,669         $ 144,762         $ 159,190
Costs and expenses:
Database and production costs
   (excluding non-cash stock
   compensation expense of $44 and $78
   for the periods ended June 30,
   2000, respectively) ...............           19,526            25,676            40,913            51,359
Selling, general and administrative
  (excluding non-cash stock
  compensation expense of $225 and
  $302 for the periods ended June 30,
  2001 and $1,641 and $2,829 for the
  periods ended June 30, 2000,
  respectively) ......................           26,682            40,039            53,943            77,283
Depreciation and amortization ........           12,189            13,490            24,922            25,648
Non-cash stock compensation expense ..              225             1,685               302             2,907
Restructuring charges ................              767                --             1,643                --
Acquisition costs ....................               --               821                --             2,201
                                              ---------         ---------         ---------         ---------
Total operating costs and expenses ...           59,389            81,711           121,723           159,398
                                              ---------         ---------         ---------         ---------
Operating income (loss) ..............           11,520            (4,042)           23,039              (208)
Other income (expense):
  Investment income ..................              428               233               673               437
  Gain on issuance of subsidiary
    stock ............................               --            12,205                --            14,634
  Minority interest in (gain) loss of
    subsidiary .......................             (267)            1,426              (327)            1,700
  Interest expense ...................           (6,429)           (6,468)          (13,343)          (13,252)
                                              ---------         ---------         ---------         ---------
Income from continuing operations
    before income taxes and cumulative
    effect of change in accounting
    principle ........................            5,252             3,354            10,042             3,311
Income taxes .........................            3,047             1,364             5,983             1,611
                                              ---------         ---------         ---------         ---------
Income from continuing operations
    before cumulative effect of change
    in accounting principle ..........            2,205             1,990             4,059             1,700
Discontinued operations, net of tax ..               --              (611)               --            (1,615)
Cumulative effect of change in
    accounting principle, net of tax .               --                --                --           (10,266)
                                              ---------         ---------         ---------         ---------
Net income (loss) ....................        $   2,205         $   1,379         $   4,059         $ (10,181)
                                              =========         =========         =========         =========

BASIC EARNINGS PER SHARE:

  Income from continuing operations ..        $    0.04         $    0.04         $    0.08         $    0.03
  Loss on discontinued operations ....               --             (0.01)               --             (0.03)
  Cumulative effect of change in
    accounting principle .............               --                --                --             (0.20)
                                              ---------         ---------         ---------         ---------
  Net income (loss) ..................        $    0.04         $    0.03         $    0.08         $   (0.20)
                                              =========         =========         =========         =========

  Weighted average shares outstanding.           50,571            49,900            50,569            49,674
                                              =========         =========         =========         =========

DILUTED EARNINGS PER SHARE:

  Income from continuing operations ..        $    0.04         $    0.04         $    0.08         $    0.03
  Loss on discontinued operations ....               --             (0.01)               --             (0.03)
  Cumulative effect of change in
    accounting principle .............               --                --                --             (0.20)
                                              ---------         ---------         ---------         ---------
  Net income (loss) ..................        $    0.04         $    0.03         $    0.08         $   (0.20)
                                              =========         =========         =========         =========

  Weighted average shares outstanding.           50,571            49,928            50,569            49,674
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


                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                       -------------------------
                                                         2001             2000
                                                       --------         --------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ............................        $  4,059         $(10,181)
 Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
   Depreciation and amortization ..............          24,922           25,648
   Amortization of deferred financing costs ...             578              578
   Deferred income taxes ......................          (6,450)          (2,122)
   Gain on issuance of subsidiary stock .......              --          (14,634)
   Non-cash marketing costs ...................              --              183
   Non-cash stock option compensation expense .             302            2,907
   Non-cash 401(k) contribution in common
     stock ....................................             120               --
   Acquisition costs ..........................              --            1,266
   Minority interest in gain (loss) of
     subsidiary ...............................             327           (1,700)
   Cumulative change in accounting principle ..              --           10,266
   Changes in assets and liabilities, net of
     effect of acquisitions:
     Trade accounts receivable ................           6,236            2,007
     List brokerage trade accounts receivable .            (896)           4,528
     Prepaid expenses and other assets ........           2,792           (1,941)
     Deferred marketing costs .................             245             (551)
     Accounts payable .........................          (5,346)           4,452
     List brokerage trade accounts payable ....              74           (4,539)
     Income taxes receivable and payable, net .           9,113           (3,661)
     Accrued expenses and deferred revenue ....         (10,820)          14,630
                                                       --------         --------

      Net cash provided by operating activities          25,256           27,136

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable securities ...........          (1,032)             (32)
 Purchases of other investments ...............              --           (1,124)
 Purchases of property and equipment ..........          (1,860)          (6,482)
 Acquisitions of businesses ...................              --           (8,642)
 Software and database development costs ......          (1,094)          (6,951)
                                                       --------         --------

 Net cash used in investing activities ........          (3,986)         (23,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term debt ..................         (16,717)         (17,047)
 Proceeds from sale of subsidiary common stock.              --           22,845
 Deferred financing costs .....................              --              (42)
 Proceeds from exercise of stock options ......              --            4,200
                                                       --------         --------

Net cash provided by (used in)  financing .....         (16,717)           9,956
activities

Net increase in cash and cash equivalents .....           4,553           13,861
Cash and cash equivalents, beginning ..........          21,693           10,846
                                                       --------         --------
Cash and cash equivalents, ending .............        $ 26,246         $ 24,707
                                                       ========         ========

Supplemental cash flow information:
 Interest paid ................................        $ 13,572         $ 13,512
                                                       ========         ========

 Income taxes paid ............................        $  2,723         $  6,363
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

The Company uses derivative financial instruments to manage the risk of a change in interest rates on $60.5 million of the debt incurred for the acquisition of Donnelley Marketing in July 1999. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company adopted SFAS No. 133 effective January 1, 2001. Upon adoption, the Company's interest rate swap agreement was designated as a cash flow hedge. The Company recorded a transition adjustment at January 1, 2001 of $0.3 million, net of tax, as an accumulated other comprehensive loss to record the derivative financial instrument on the Company's financial statements. During the quarter ended June 30, 2001, the Company recorded an unrealized gain on the above derivative financial instrument of $38 thousand, net of tax, as an accumulated other comprehensive income in the stockholders equity section of the Consolidated Balance Sheet. In addition, a charge of $0.1 million was recorded as interest expense in the other income (expense) section of the Consolidated Statement of Operations. For the six months ended June 30, 2001, the Company recorded an unrealized loss on the above derivative financial instrument of $0.6 million, net of tax, as an accumulated other comprehensive loss in the stockholders equity section of the Consolidated Balance Sheet. In addition, a charge of $0.3 million was recorded as interest expense in the other income (expense) section of the Consolidated Statement of Operations.

2. EARNINGS PER SHARE INFORMATION

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. For the quarter ended June 30, 2001, the average market price of the Company's common stock was greater than the exercise price of all the Company's outstanding common stock subject to option. Therefore, the Company excluded 3.6 million shares in computing diluted earnings per share for the six months ended June 30, 2001. Options on 0.8 million shares of common stock were not included in computing diluted earnings per share for the six months ended June 30, 2000, because their effects were antidilutive as the Company recorded a net loss for the period.

                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30,                     JUNE 30,
                                                                    --------------------        --------------------
                                                                      (IN THOUSAND S)             (IN THOUSAND S)
                                                                     2001          2000          2001          2000
                                                                    ------        ------        ------        ------
                   Weighted average number of shares
                     outstanding used in basic EPS .........        50,571        49,900        50,569        49,674

                   Net additional common stock equivalent
                     shares outstanding after assumed
                     exercise of stock options .............            --            28            --            --
                                                                    ------        ------        ------        ------
                   Weighted average number of shares
                     outstanding used in diluted EPS .......        50,571        49,928        50,569        49,674
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

    Corporate activities principally represent the information systems technology, database compilation, database verification, and administrative functions of the Company. Investment income, interest expense, income taxes, amortization of intangibles, and depreciation expense are only recorded in corporate activities. The Company does not allocate these costs to the two business segments. The Company records unusual or non-recurring items including acquisition costs, non-cash stock compensation expense, gain on issuance of subsidiary stock and minority interest in loss (gain) of subsidiary in corporate activities to allow for the analysis of the sales business segments excluding such unusual or non-recurring charges.

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

    The following table summarizes segment information:

                                                 FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                       -----------------------------------------------------------
                                        SMALL           LARGE          CORPORATE      CONSOLIDATED
                                       BUSINESS        BUSINESS       ACTIVITIES         TOTAL
                                       --------        --------       ----------      ------------
                                                            (IN THOUSANDS)
        Net sales .............        $ 31,095        $ 39,814        $     --         $ 70,909
        Non-cash stock
          compensation ........              --              --             225              225
        Operating income (loss)          14,639          21,428         (24,547)          11,520
        Investment income .....              --              --             428              428
        Interest expense ......              --              --           6,429            6,429
        Income (loss) from
          continuing operations
          before income
          taxes and cumulative
          effect of change in
          accounting principle.          14,639          21,428         (30,815)           5,252

                                                   FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                         -----------------------------------------------------------
                                          SMALL           LARGE          CORPORATE      CONSOLIDATED
                                         BUSINESS        BUSINESS       ACTIVITIES         TOTAL
                                         --------        --------       ----------      ------------
                                                              (IN THOUSANDS)
        Net sales ...............        $ 35,499        $ 42,170        $     --         $ 77,669
        Non-cash stock
          compensation ..........              --              --           1,685            1,685
        Acquisition costs .......              --              --             821              821
        Operating income (loss) .           6,520          21,232         (31,794)          (4,042)
        Investment income .......              --              --             233              233
        Interest expense ........              --              --           6,468            6,468
        Income (loss) from
          continuing operations
          before income taxes
          and cumulative effect
          of change in accounting
          principle .............           6,520          21,232         (24,398)           3,354

                                                  FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                       -----------------------------------------------------------
                                        SMALL           LARGE          CORPORATE      CONSOLIDATED
                                       BUSINESS        BUSINESS       ACTIVITIES         TOTAL
                                       --------        --------       ----------      ------------
                                                               (IN THOUSANDS)
        Net sales .............        $ 65,664        $ 79,098        $     --         $144,762
        Non-cash stock
          compensation ........              --              --             302              302
        Operating income (loss)          33,591          42,643         (53,195)          23,039
        Investment income .....              --              --             673              673
        Interest expense ......              --              --          13,343           13,343
        Income (loss) from
          continuing operations
          before income
          taxes and cumulative
          effect of change in
          accounting principle.          33,591          42,643         (66,192)          10,042


                                                   FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                       --------------------------------------------------------------
                                        SMALL            LARGE           CORPORATE       CONSOLIDATED
                                       BUSINESS         BUSINESS        ACTIVITIES          TOTAL
                                       --------         --------        ----------       ------------
                                                               (IN THOUSANDS)
        Net sales .............        $  74,782        $  84,408        $      --         $ 159,190
        Non-cash stock
          compensation ........               --               --            2,907             2,907
        Acquisition costs .....               --               --            2,201             2,201
        Operating income (loss)           21,400           40,604          (62,212)             (208)
        Investment income .....               --               --              437               437
        Interest expense ......               --               --           13,252            13,252
          Income (loss) from
          continuing operations
          before income taxes
          and cumulative effect
          of change in
          accounting principle.           21,400           40,604          (58,693)            3,311


4. COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss), including the components of other comprehensive income (loss), is as follows:

                                                   FOR THE THREE                      FOR THE SIX
                                                    MONTHS ENDED                      MONTHS ENDED
                                              -------------------------         -------------------------
                                              JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                                2001             2000             2001             2000
                                              --------         --------         --------         --------
                                                    (IN THOUSANDS)                   (IN THOUSANDS)
        Net income ...................        $  2,205         $  1,379         $  4,059         $(10,181)
        Other comprehensive income
          (loss):
          Unrealized gain (loss) from
            investments:
            Unrealized gains (losses).              --               --              (24)              --
            Related tax expense ......              --               --                9               --
                                              --------         --------         --------         --------
            Net ......................              --               --              (15)              --
                                              --------         --------         --------         --------

        Interest rate swap agreement:
            Gains (losses) ...........              61               --           (1,400)              --
            Related tax expense ......             (23)              --              532               --
                                              --------         --------         --------         --------
            Net ......................              38               --             (868)              --
                                              --------         --------         --------         --------

          Foreign currency translation
            adjustments ..............              --              (34)              --              (27)
                                              --------         --------         --------         --------

        Total other comprehensive
          income (loss) ..............              38              (34)            (883)             (27)
                                              --------         --------         --------         --------
        Comprehensive income .........        $  2,243         $  1,345         $  3,176         $(10,208)
                                              ========         ========         ========         ========

    The components of accumulated other comprehensive income (loss) is as follows:

                                         FOREIGN                                      ACCUMULATED
                                        CURRENCY      GAINS/(LOSSES)   UNREALIZED        OTHER
                                       TRANSLATION    ON DERIVATIVE  GAINS/(LOSSES)  COMPREHENSIVE
                                       ADJUSTMENTS     INSTRUMENTS   ON SECURITIES   INCOME (LOSS)
                                       -----------    -------------  --------------  -------------
                                                             (IN THOUSANDS)
        Balance at June 30, 2001         $  (668)        $  (868)       $  (68)         $(1,604)
                                         =======         =======        ======          =======

        Balance at June 30,  2000        $  (668)        $    --        $   --          $  (668)
                                         =======         =======        ======          =======

5. NON-CASH STOCK COMPENSATION EXPENSE

    The Company's partially-owned subsidiary, infoUSA.com, sponsors an Equity Incentive Plan in which shares of common stock are reserved for issuance to officers, directors, employees and consultants of the subsidiary. There were no subsidiary options granted during the six months ended June 30, 2001. The Company uses Accounting Principles Bulletin (APB) Opinion No. 25 to account for stock-based compensation to employees and directors of the Company and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans and other related FASB Interpretations for stock-based compensation to non-employees of the Company. As such, the Company has recorded a non-cash charge of $0.2 million and $1.7 million, during the quarters ended June 30, 2001 and 2000 respectively, related to stock options for infoUSA.com. For the six months ended June 30, 2001 and 2000, the Company has recorded non-cash charges of $0.3 million and $2.9 million, respectively, related to stock options for infoUSA.com. The charges were recorded as an addition to paid-in-capital.

6. RESTRUCTURING CHARGES

    During the first six months of 2001, the Company recorded restructuring charges due to workforce reductions of $1.6 million, as a part of the Company's overall strategy to reduce costs and continue commitment to its core businesses. The costs were incurred and paid during the six months ended June 30, 2001. The workforce reduction charges included involuntary employee separation costs for approximately 215 employees in administration, sales support and marketing functions.

    During the fourth quarter of 2000, the Company recorded restructuring charges totaling $5.8 million as a part of the Company's overall strategy to reduce costs and continue commitment to its core businesses. The cost containment program included a reduction in the planned investment in the Company's Internet businesses and plans to reduce total headcount. The Company recorded an accrual of $3.7 million for lease payments for the abandoned Foster City, California facility and an accrual of $2.1 million for workforce reductions of approximately 350 employees. The Company paid $1.5 million of the lease costs related to the Foster City, California facility during the first six months of 2001. As of June 30, 2001, employees received cash severance payments totaling $2.1 million during the first six months of 2001, with no severance payments remaining deferred and payable as of June 30, 2001. At June 30, 2001, the deferred payments for the lease buyout costs related to the Foster City, California facility totaling $2.2 million were classified in the Statement of Consolidated Financial Position as other liabilities.

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

8. GAIN ON ISSUANCE OF SUBSIDIARY STOCK

    During the quarter ended June 30, 2000, infoUSA.com, a subsidiary of the Company, completed additional venture capital financing. As a result of the issuance of common stock of this subsidiary, the Company recorded a non-taxable gain of $12.2 million on the transaction.

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

9. DISCONTINUED OPERATIONS, NET OF TAX

    During December 2000, the Company closed the operations of its VideoYellowPages.com Internet unit. VideoYellowPages.com recorded a loss from discontinued operations for the quarter ended June 30, 2000 of $0.6 million, net of income tax benefit of $0.4 million. For the six months ended June 30, 2000, the Company recorded a loss from discontinued operations related to VideoYellowPages.com of $1.6 million, net of income tax benefit of $1.0 million.

10.  CONTINGENCIES

    The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company's financial position, results of operations, or cash flows.

11.  SUBSEQUENT EVENTS

    On July 30, 2001, infoUSA.com, a subsidiary of the Company, negotiated a lease termination agreement for the abandoned Foster City, California facility, described above in Note 6, "Restructuring Charges". infoUSA.com paid $4.7 million to satisfy the remaining eight year term of the lease agreement. As of June 30, 2001, infoUSA.com had a $2.2 million reserve remaining for the lease obligation and will record an additional restructuring charge of $2.5 million, during the third quarter of 2001, to record the lease termination agreement.

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to the acquisitions of American Church Lists during March 2000, idEXEC in May 2000 and Getko Direct Response of Canada (Getko) in May 2000:

                                                                      THREE MONTHS    THREE MONTHS     SIX MONTHS       SIX MONTHS
                                                                          ENDED           ENDED           ENDED           ENDED
                                                                      JUNE 30, 2001   JUNE 30, 2000   JUNE 30, 2001   JUNE 30, 2000
                                                                      -------------   -------------   -------------   -------------
     CONSOLIDATED STATEMENT OF OPERATIONS DATA:

     Net sales ....................................................           100%            100%            100%            100%
     Costs and expenses:
       Database and production costs ..............................            28              33              28              32
       Selling, general and administrative ........................            38              52              37              49
       Depreciation and amortization ..............................            17              17              17              16
       Non-cash stock compensation expense ........................            --               2              --               2
       Restructuring charges ......................................             1              --               1              --
       Acquisition costs ..........................................            --               1              --               1
                                                                        ---------       ---------       ---------       ---------
          Total costs and expenses ................................            84             105              84             100
                                                                        ---------       ---------       ---------       ---------
       Operating income (loss) ....................................            16              (5)             16              --
       Other income (expense), net ................................            (9)             10              (9)              2
                                                                        ---------       ---------       ---------       ---------
       Income (loss) from continuing operations before
         income taxes and cumulative effect of change in accounting
         principle ................................................             7               4               7               2
       Income taxes ...............................................             4               1               4               1
                                                                        ---------       ---------       ---------       ---------
       Income (loss) from continuing operations before
          cumulative effect of change in accounting principle .....             3               3               3               1
       Discontinued operations, net of tax ........................            --              (1)             --              (1)
       Cumulative effect of change in accounting principle,
          net of tax ..............................................            --              --              --              (6)
                                                                        ---------       ---------       ---------       ---------

       Net income (loss) ..........................................             3%              2%              3%             (6)%
                                                                        =========       =========       =========       =========

       OTHER DATA:

        SALES BY SEGMENT:
                                                                                              (in thousands)
            Small business ........................................     $  31,095       $  35,499       $  65,664       $  74,782
            Large business ........................................        39,814          42,170          79,098          84,408
                                                                        ---------       ---------       ---------       ---------
            Total .................................................     $  70,909       $  77,669       $ 144,762       $ 159,190
                                                                        =========       =========       =========       =========

    SALES BY SEGMENT AS A PERCENTAGE OF  NET SALES:

            Small business ........................................            44%             46%             45%             47%
            Large business ........................................            56              54              55              53
                                                                        ---------       ---------       ---------       ---------
            Total .................................................           100%            100%            100%            100%
                                                                        =========       =========       =========       =========

                                                                      THREE MONTHS    THREE MONTHS     SIX MONTHS       SIX MONTHS
                                                                          ENDED           ENDED           ENDED           ENDED
                                                                      JUNE 30, 2001   JUNE 30, 2000   JUNE 30, 2001   JUNE 30, 2000
                                                                      -------------   -------------   -------------   -------------
      Amortization expense of goodwill and related
          intangibles (1) .........................................     $   7,526       $   8,111       $  15,310       $  16,070
                                                                        =========       =========       =========       =========

      Earnings before, interest, taxes, depreciation and
          amortization, (EBITDA), as adjusted (2) .................     $  23,934       $  11,133       $  48,263       $  28,347
                                                                        =========       =========       =========       =========
      EBITDA, as adjusted, as a percentage of net sales ...........            34%             14%             33%             18%
                                                                        =========       =========       =========       =========

      Cash Flow Data:                                                                                         (in thousands)

           Net cash from operating activities .....................                                     $  25,256       $  27,136
                                                                                                        =========       =========

           Net cash used in investing activities ..................                                        (3,986)        (23,231)
                                                                                                        =========       =========

           Net cash used in financing activities ..................                                       (16,717)          9,956
                                                                                                        =========       =========

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

    As a part of these strategic acquisitions, the Company has immediately integrated the operations of the acquired companies into existing operations of the Company. Generally, the results of operations for these acquired activities are no longer separately accounted for from existing activities. The Company cannot report on the results of operations of acquired companies upon completion of the integration as the results are "commingled" with existing results. Additionally, upon integration of acquired operations, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales by acquired business units of existing products. Due to recent and potential future acquisitions, future results of operations will not be comparable to historical data. While the results cannot be accurately quantified, a number of the acquisitions have had a significant impact on net sales.

    During 1999, operating costs increased significantly due to the Company's execution of the planned expansion of certain Internet initiatives, including infoUSA.com, BusinessCreditUSA.com, VideoYellowPages.com and ListBazaar.com. During the fourth quarter of 2000, the Company reevaluated its Internet Strategy. The Company realized spending was too high on advertising and brand activities that were not profitable. The Company cut back on investments in all four Internet initiatives. The operations of Videoyellowpages.com were discontinued in December of 2000. The Company realized it did not have the resources required to make this idea succeed. The Company cut back dramatically the investment in BusinessCreditUSA.com and ListBazaar.com. businesses and have rolled them back into the core business. Leveraging off of the high traffic from the infoUSA.com and our partner's website, we are able to make BusinessCreditUSA.com and List Bazaar.com profitable and successful distribution channels for our proprietary content and Business Credit Reports. We also reduced the staff and infrastructure in infoUSA.com. The issuance of subsidiary stock to outside investors allowed the Company to execute our planned expansion of infoUSA.com as an online provider of white and yellow page directory assistance and an Internet destination for sales and marketing tools and information without affecting working capital of core business operations. The dramatic changes in the Internet market required us to focus on preserving the remaining investment and revise our strategy for turning infoUSA.com into a profitable subsidiary. infoUSA.com reduced its staff from approximately 85 people to 14 people by the end of June 2001, with most of the administrative, overhead and support functions being rolled back under the parent company.

    In summary, EBITDA, as adjusted, increased from $28.3 million for the six months ended June 30, 2000 to $48.3 million for the six months ended June 30, 2001, principally due to the following: 1) reducing the investment for the four Internet initiatives previously described late in 2000 resulting in cost savings of approximately $12.7 million, and 2) staffing reductions (excluding staffing reductions related to the Internet initiatives described above) initiated between December 2000 and April 2001 totaling 21% of the total workforce resulting in cost savings of approximately $5.7 million.

Net sales

    Net sales of the Company for the quarter ended June 30, 2001 were $70.9 million, a decrease of 9% from $77.7 million for the same period of 2000. Net sales for the six months ended June 30, 2001 were $144.8 million, a decrease of 9% from the $159.2 million for the same period of 2000. The decrease in net sales is principally due to softer customer demand and a general slow-down in the United States economy.

    Net sales of the small business segment for the quarter ended June 30, 2001 were $31.1 million, a 12% decrease from $35.5 million for the same period of 2000. The decrease in net sales is principally due to softer customer demand and a general slow-down in the United States economy, with $2.8 million of the decrease specifically related to the sale of content to list brokers and resellers. Net sales of the small business segment for the six months ended June 30, 2001 were $65.7 million, a 12% decrease from the $74.8 million for the same period of 2000. A significant portion of the decrease in net sales for the period of $5.6 million, is specifically related to the sale of content to list brokers and resellers. The small business segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet. The net sales amounts are not fully comparable due to the acquisition of American Church Lists in March 2000 and Getko Direct Response of Canada (Getko) in May 2000. The Company immediately integrated the operations of the acquired companies into existing operations. The Company cannot report the results of operations of acquired companies upon completion of the integration as the results are "commingled" with existing results. Additionally, upon integration of acquired operations, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales by acquired business units of existing products.

    Net sales of the large business segment for the quarter ended June 30, 2001 were $39.8 million, a 6% decline from $42.2 million for the same period of 2000. Net sales of the large business segment for the six months ended June 30, 2001 were $79.1 million, a 6% decrease from the $84.4 million for the same period of 2000. The decrease in net sales is principally due to softer customer demand related to the general slow-down in the United States economy and the adverse impact from a postal rate increase on its customers. These amounts are not fully comparable due to the acquisition of idEXEC in May 2000. The Company immediately integrated the operations of idEXEC into existing operations and cannot report the results of idEXEC separately upon completion of the integration as the results are "commingled" with existing results. Additionally, upon integration of acquired operations, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales by acquired business units of existing products.

Database and production costs

    Database and production costs for the quarter ended June 30, 2001 were $19.5 million, or 28% of net sales, compared to $25.7 million, or 33% of net sales for the same period of 2000. For the six months ended June 30, 2001, database and production costs were $40.9 million, or 28% of net sales, compared to $51.4 million or 32% of net sales for the same period in 2000. The decrease in database and production costs as a percentage of net sales is primarily due to headcount reductions and favorable changes in product sales mix in the large business segment and reduced costs associated with the Internet businesses initiated by the Company in December 2000. Database and production costs for the large business segment were 25% of net sales for the six months ended June 30, 2001, a decrease of $4.2 million, compared to the rate of 29% of net sales, for the same period of 2000. Database and production costs for corporate activities, decreased $3.6 million for the six months ended June 30, 2001 compared to the same period of 2000, due to decreased data compilation and data acquisition costs. Database and production costs for the Internet businesses decreased $2.4 million to $0.8 million for the six months ended June 30, 2001, compared to $3.2 million for the same period of 2000.

Selling, general and administrative expenses

    Selling, general and administrative expenses for the quarter ended June 30, 2001 were $26.7 million, or 38% of net sales, compared to $40.0 million, or 52% of net sales for the same period of 2000. For the six months ended June 30, 2001, selling, general and administrative expenses were $53.9 million, or 37% of net sales, compared to $77.3 million, or 49% of net sales, for the same period of 2000. The decrease in selling, general and administrative expenses, is principally due to: 1) reduced marketing and advertising costs, principally related to the various Internet initiatives, and 2) headcount reductions between December 2000 and April 2001. Marketing and advertising costs for the six months ended June 30, 2001, were $6.5 million, or 4% of net sales, compared to $19.4 million, or 12% of net sales, for the same period of 2000. Marketing and advertising expenses related to the various Internet divisions were $0.2 million for the six months ended June 30, 2001, reflecting a decrease of $10.3 million, or 7% of net sales, compared to $10.5 million for the same period of 2000. Marketing and advertising expenses related to the core businesses were $2.6 million lower for the six months ended June 30, 2001 compared to the same period of 2000. The Company has reduced total headcount from approximately 2,050 in June 2000, to approximately 1,550 as of June 30, 2001. Salaries and wages for marketing and general administration for the six months ended June 30, 2001 were $30.9 million, or 21% of net sales, a reduction of $8.4 million compared to $39.3 million, or 25% of net sales, for the same period of 2000.

Depreciation and amortization expenses

    Depreciation and amortization expenses for the quarter ended June 30, 2001 were $12.2 million, or 17% of net sales, compared to $13.5 million, or 17% of net sales for the same period of 2000. For the six months ended June 30, 2001, depreciation and amortization expenses were $24.9 million, or 17% of net sales, compared to $25.6 million, or 16% of net sales for the same period in 2000. The decrease in depreciation and amortization expenses is principally due to certain intangible assets and website development costs becoming fully amortized.

Non-cash stock compensation expense

    During the quarter ended June 30, 2001, the Company recorded a non-cash charge of $0.2 million, or less than 1% of net sales, compared to $1.7 million, or 2% of net sales, for the same period of 2000, related to the issuance of stock options for infoUSA.com, a subsidiary of the Company. For the six months ended June 30, 2001, non-cash stock compensation expenses were $0.3 million, or less than 1% of net sales, compared to $2.9 million, or 2% of net sales for the same period of 2000. The decrease in non-cash stock compensation expense is principally due to the workforce reduction of infoUSA.com, described above in the "Overview" section.

Restructuring costs

    The Company recorded restructuring charges of $1.6 million for the six months ended June 30, 2001, due to fiscal year 2001 workforce reductions, as a part of the Company's overall strategy to reduce costs and focus commitment to its core businesses. The costs were incurred and paid during the six months ended June 30, 2001. The fiscal year 2001 workforce reduction charges included involuntary employee separation costs for approximately 215 employees.

    During the fourth quarter of 2000, the Company recorded restructuring charges totaling $5.8 million as a part of the Company's overall strategy to reduce costs and continue commitment to its core businesses. The cost containment program included a reduction in the planned investment in the Company's Internet businesses and plans to reduce total headcount. The Company recorded an accrual of $3.7 million for lease payments for the abandoned Foster City, California facility and an accrual of $2.1 million for workforce reductions of approximately 350 employees. The Company paid $1.5 million of the lease costs related to the Foster City, California facility during the first six months of 2001, as of June 30, 2001. Employees received cash severance payments totaling $2.1 million during the first six months of 2001, with no severance payments remaining deferred and payable as of June 30, 2001. At June 30, 2001, the deferred payments for the lease buyout costs related to the Foster City, California facility totaling $2.2 million were classified in the Statement of Consolidated Financial Position as other liabilities.

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

Operating income

    Including the factors previously described, the Company had operating income of $11.5 million, or 16% of net sales for the quarter ended June 30, 2001, compared to an operating loss of $4.0 million, or (5)% of net sales for the same period in 2000. For the six months ended June 30, 2001, the Company had operating income of $23.0 million, or 16% of net sales, compared to an operating loss of $0.2 million, or less than (1)% of net sales for the same period in 2000.

    Operating income for the small business segment for the quarter ended June 30, 2001 was $14.6 million, or 47% of net sales, as compared to $6.5 million, or 18% of net sales for the same period in 2000. For the six months ended June 30, 2001, operating income for the small business segment was $33.6 million, or 51% of net sales, compared to $21.4 million, or 29% of net sales for the same period of 2000. The increase in operating income as a percentage of net sales is principally due to staffing reductions previously described and the Company's cost reduction efforts related to various Internet initiatives. Substantially all costs related to the Internet divisions are included in the small business segment. See the sections "Overview" and "Selling, general and administrative expenses" for additional information describing the Internet divisions and the effects on the results of operations.

    Operating income for the large business segment for the quarter ended June 30, 2001 was $21.4 million, or 54% of net sales, as compared to $21.2 million, or 50% of net sales for the same period in 2000. For the six months ended June 30, 2001, operating income for the large business segment was $42.6 million or 54% of net sales, compared to $40.6 million, or 48% of net sales for the same period in 2000. The increase in operating income as a percentage of net sales is principally related to the Company's staffing reductions previously described and a change in the product sales mix previously described in the section "Database and production costs."

Other income (expense), net

    Other income (expense) net, was $(6.3) million, or (9)% of net sales, and $7.4 million, or 10% of net sales, for the quarters ended June 31, 2001 and 2000, respectively. For the six months ended June 30, 2001, other income (expense) net, was $(13.0) million, or (9)% of net sales, compared to $3.5 million, or 2% of net sales for the same period of 2000. Other income (expense) is comprised of interest expense, investment income, minority interest in subsidiary and other income or expense items which do not represent components of operating income (expense) of the Company.

    Interest expense was $6.4 million and $6.5 million for the quarters ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, interest expense was $13.3 million. Investment income was $0.4 million and $0.2 million, for the quarters ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, interest income was $0.7 million and $0.4 million, respectively.

    During the quarter ended June 30, 2000, infoUSA.com, a subsidiary of the Company, completed additional venture capital financing. As a result of the issuance of stock of this subsidiary, the Company recorded a gain of $12.2 million on the transaction. For the six months ended June 30, 2000, the Company recorded a gain of $14.6 million on the issuance of stock of this subsidiary. The issuance of subsidiary stock to outside investors allowed the Company to continue to execute its planned expansion related to infoUSA.com as an online provider of white and yellow page directory assistance and an internet destination for sales and marketing tools and information, without effecting working capital of existing operations.

    Minority interest in (gain) loss of subsidiary of $(0.3) million and $1.4 million for the quarters ended June 30, 2001 and 2000, respectively, represents the unaffiliated investors' share of infoUSA.com's net loss (gain) for the period then ended. For the six months ended June 30, 2001 and 2000, respectively, minority interest in (gain) loss of subsidiary of $(0.3) million and $1.7 million, represents the unaffiliated investors' share of infoUSA.com's net loss (gain) for the period then ended.

Income taxes

    A provision for income taxes of $3.0 million and $1.4 million was recorded for the quarters ended June 30, 2001 and 2000, respectively. The gain the Company recorded on the issuance of subsidiary stock during the second quarter of 2000 was not subject to income tax expense. For the six months ended June 30, 2001, a provision for income taxes of $6.0 million was recorded compared to $1.6 million recorded for the same period of 2000. The gain the Company recorded on the issuance of subsidiary stock during the six month period ended June 30, 2000 was not subject to income tax expense. The provisions for income taxes also reflect the inclusion of amortization of certain intangibles in taxable income not deductible for tax purposes. The provisions for income taxes in 2001 and 2000 do not include the tax benefit of net losses associated with infoUSA.com, as this entity is not included in the Company's consolidated federal income tax return from this date forward and recoverability of these assets is uncertain.

Discontinued operations, net of tax

    During December 2000, the Company closed the operations of its VideoYellowPages.com Internet unit. VideoYellowPages.com recorded revenues of $0.1 million and operating expenses of $1.1 million, for a pre-tax operating loss of $1.0 million and an after-tax loss of $0.6 million, during the second quarter of 2000. VideoYellowPages.com recorded revenues of $0.1 million and operating expenses of $2.7 million, for a pre-tax operating loss of $2.6 million and an after-tax loss of $1.6 million, for the six month period ended June 30, 2000.

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

EBITDA, as adjusted

    The Company's EBITDA, as adjusted was $23.9 million, or 34% of net sales for the quarter ended June 30, 2001, and $11.1 million, or 14% of net sales for the same period in 2000. For the six months ended June 30, 2001, the Company's EBITDA, as adjusted was $48.3 million, or 33% of net sales, compared to $28.3 million, or 18% of net sales for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

General information:

    During 1999 in conjunction with the acquisition of Donnelley, the Company negotiated a credit arrangement ("Senior Debt Credit Facility") that includes a Revolving Credit Facility of $25.0 million, as amended. During 2000, the Company sought and obtained certain modifications to the Credit Facility to permit continued availability of borrowing under such facility. As of June 30, 2001, the Company had no borrowings under the Revolving Credit Facility, with the exception of two outstanding letters of credit in the amount of $6.7 million reducing the availability under the Revolving Credit Facility to $18.3 million.

    The Company is subject to certain financial covenants in the Credit Facilities, including minimum consolidated interest coverage ratio, maximum consolidated leverage ratio and minimum consolidated EBITDA. Management believes the Company is in compliance with all restrictive covenants of the Company's various debt facilities.

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

Consolidated Statements of Cash Flows Information:

    As of June 30, 2001, the Company's principal sources of liquidity included cash and cash equivalents of $26.2 million. Approximately $19.5 million of this cash is held by the Company's subsidiary, infoUSA.com, and may only used by this subsidiary. As of June 30, 2001, the Company had working capital of $23.8 million, with $14.5 million of the working capital held by infoUSA.com. The Company's access to the working capital of its subsidiary, infoUSA.com, is restricted.

    Net cash provided by operating activities during the six months ended June 30, 2001, totaled $25.3 million compared to $27.1 million during the same period of 2000. For the six months ended June 30, 2000, the Company recorded the receipt of $14.0 million which represented a customer prepayment on a long-term data license agreement. For the six months ended June 30, 2001, the Company made cash payments of $2.1 million for severance payments and $1.5 million for lease payments on the abandoned Foster City, California facility, described in the "Restructuring costs" section above. Therefore, net cash provided by operating activities, as adjusted for the items described above, totaled $28.9 million, compared to $13.1 million for the six months ended June 30, 2001 and 2000, respectively.

    During the six months ended June 30, 2001, the Company spent $1.9 million for additions of property and equipment, $1.1 million related to software and database development costs, $1.0 million for the purchase of marketable securities and $16.7 million on the repayment of long-term debt. The Company made a voluntary prepayment of $3.0 million on its Senior Debt Credit Facility during the quarter ended June 30, 2001. During the six months ended June 30, 2001, the Company has made voluntary prepayments of $6.0 million on its Senior Debt Credit Facility.

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

Consolidated Balance Sheet Information:

    Trade accounts receivable decreased from $58.5 million at December 31, 2000 to $51.5 million at June 30, 2001, with related days sales outstanding ("DSO") of 71 days compared to 63 days, respectively. The decrease is principally due to the enforcement of stricter credit policies and the performance of more aggressive collection practices.

    Intangible assets, net of amortization, decreased from $296.1 million at December 31, 2000 to $277.8 million at June 30, 2001. The decrease is principally due to the amortization of capitalized software development costs and assets related to the acquisitions described in the "Overview" section. Depreciation and amortization expense totaled $24.9 million during the six months ended June 30, 2001.

    Accounts payable decreased from $11.5 million at December 31, 2000 to $6.1 million at June 30, 2001. The decrease is principally due to decreased spending on marketing and advertising programs for the Internet businesses described in the "Selling, general and administrative expenses" section, and improved cash flows generated by operating activities.

    Accrued expenses decreased from $14.8 million at December 31, 2000 to $7.6 million at June 30, 2001. The decrease is principally due to: 1). a reduction of $3.2 million for prepaid employer 401(k) expenses, and 2). a reduction of $3.6 million in restructuring charges described in the "Restructuring costs" section.

    Long term debt decreased from $258.7 million at December 31, 2000 to $241.9 million at June 30, 2001. The Company made repayments on long-term debt totaling $16.8 million during the six months ended June 30, 2001.

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

    The Company uses derivative financial instruments to manage the risk of a change in interest rates on $60.5 million of the debt incurred for the acquisition of Donnelley Marketing in July 1999. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company adopted SFAS No. 133 effective January 1, 2001. Upon adoption, the Company's interest rate swap agreement was designated as a cash flow hedge. The Company recorded a transition adjustment at January 1, 2001 of $0.3 million, net of tax, as an accumulated other comprehensive loss to record the derivative financial instrument on the Company's financial statements. During the six months ended June 30, 2001, the Company recorded an unrealized loss on the above derivative financial instrument of $0.6 million, net of tax, as an accumulated other comprehensive loss in the stockholders equity section of the Consolidated Balance Sheet. In addition, a charge of $0.3 million was recorded as interest expense in the other income (expense) section of the Consolidated Statement of Operations.

    On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Business combinations accounted for as poolings-of-interests and initiated prior to June 30, 2001 are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain tangible assets upon adoption. After transition, the impairment tests will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year. The Company has not yet determined the impact of the new accounting standards on its financial reporting, but considers the probable impact to be significant. For the six months ended June 30, 2001, the Company has expensed $15.3 million due to amortization of intangible assets that under the new accounting rules will not be expensed.

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

    As of June 30, 2001, we had total indebtedness of approximately $241.9 million, including $106.0 million of Notes under an indenture (the "Indenture") and $121.9 million under a $195 million Senior Secured Credit Agreement. Substantially all of our assets are pledged as security under the terms of the Credit Agreement. The indebtedness under the Credit Agreement was incurred in connection with our acquisition of Donnelley Marketing in 1999. Our ability to pay principal and interest on the Notes issued under the Indenture and the indebtedness under the Credit Agreement and to satisfy our other debt obligations will depend upon our future operating performance. Our performance will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. The future availability of revolving credit under the Credit Agreement will depend on, among other things, our ability to meet certain specified financial ratios and maintenance tests. We expect that our operating cash flow should be sufficient to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due. If we are unable to service our indebtedness, however, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the Notes issued under the Indenture and the Credit Agreement) or seeking additional equity capital. We may not be able to implement any such measures or obtain additional financing.

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

                                  infoUSA INC.
                                    FORM 10-Q

                              FOR THE QUARTER ENDED

                                  JUNE 30, 2001

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2001 Annual Meeting of Stockholders of the Company held on May 21, 2001, the stockholders voted and approved the following items:

1. Elected the following directors to the Board of Directors for a term of three years.

         Harold Andersen            FOR:  42,568,177

         Elliot Kaplan              FOR:  42,444,455

2. The stockholders also ratified the appointment of KPMG LLP as the Company's independent auditors to examine the financial statements of the Company for the fiscal year 2001.

         FOR: 43,071,999  AGAINST: 377,832



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        None

    (b) Report on Form 8-K

        The Company filed a report on Form 8-K with the Securities and Exchange Commission on April 19, 2001, related to the earnings release for the first quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         infoUSA INC.

Date: August 10, 2001                    /s/ STORMY L. DEAN
                                         ---------------------------------------
                                         Stormy L. Dean, Chief Financial Officer
                                         (principal financial officer)