Form 10-Q
period 2001-09-30
INFOUSA INC
filed 2001-11-13
CIK 879437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] Quarterly Report pursuant to Section 13 or 15(d) of the - Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001 or

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

              50,571,248 shares of Common Stock at November 7, 2001
                                  infoUSA INC.

                                      INDEX

                           PART I - FINANCIAL INFORMATION

                                Item 1. Consolidated Balance Sheets as of September 30, 2001 and
                                        December 31, 2000

                                        Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 and 2000

                                        Consolidated Statements of Cash Flows for the nine months ended
                                        September 30, 2001 and 2000

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

                               SEPTEMBER 30, 2001

                                     PART I

                            FINANCIAL INFORMATION AND
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          infoUSA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                  SEPTEMBER 30, 2001  DECEMBER 31, 2000
                                                                  ------------------  -----------------
                            ASSETS                                   (UNAUDITED)
Current assets:
  Cash and cash equivalents ...................................      $      2,896       $     21,693
  Marketable securities .......................................             1,134                102
  Trade accounts receivable, net of allowances of
    $2,694 and $4,724, respectively ...........................            50,106             58,501
  List brokerage trade accounts receivable ....................            17,115             13,499
  Income taxes receivable .....................................               467              4,267
  Prepaid expenses ............................................             3,715              6,067
  Deferred marketing costs ....................................             2,123              2,469
                                                                     ------------       ------------
          Total current assets ................................            77,556            106,598
                                                                     ------------       ------------
Property and equipment, net ...................................            50,119             54,709
Intangible assets, net ........................................           288,429            296,060
Other assets ..................................................             5,416              6,178
                                                                     ------------       ------------
                                                                     $    421,520       $    463,545
                                                                     ============       ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ...........................      $     17,040       $     17,779
  Accounts payable ............................................             7,309             11,484
  List brokerage trade accounts payable .......................            15,503             13,981
  Accrued payroll expenses ....................................             6,132              7,458
  Accrued expenses ............................................             7,669             14,828
  Deferred income taxes .......................................             1,291              1,688
  Deferred revenues ...........................................            17,920             19,437
                                                                     ------------       ------------
          Total current liabilities ...........................            72,864             86,655
                                                                     ------------       ------------
Long-term debt, net of current portion ........................           216,768            240,873
Deferred income taxes .........................................            28,299             29,955
Deferred revenue ..............................................             9,000             12,000

Minority interest .............................................                --              3,092

Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized
    5,000,000 shares; none issued or outstanding ..............                --                 --
  Common stock, $.0025 par value. Authorized 295,000,000
    shares; 51,530,339 shares issued and 50,571,248
    outstanding at September 30, 2001 and 51,519,872 shares
    issued and 50,520,620 outstanding at December 31, 2000 ....               129                129
  Paid-in capital .............................................            92,269             96,539
  Retained earnings ...........................................            11,130              6,837
  Treasury stock, at cost, 959,091 shares held at
    September 30, 2001 and 999,252 held at December 31,
    2000.......................................................            (7,028)            (7,271)
  Unamortized stock compensation expense ......................                --             (4,543)
  Accumulated other comprehensive loss ........................            (1,911)              (721)
                                                                     ------------       ------------
          Total stockholders' equity ..........................            94,589             90,970
                                                                     ------------       ------------
                                                                     $    421,520       $    463,545
                                                                     ============       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)




                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ----------------------------    ----------------------------
                                                         2001             2000            2001            2000
                                                     ------------    ------------    ------------    ------------
                                                              (UNAUDITED)                     (UNAUDITED)
Net sales ........................................   $     68,498    $     76,076    $    213,260    $    235,266
Costs and expenses:
Database and production costs
   (excluding non-cash stock compensation
   expense of $1,162 and $3,999 for the
   periods ended September 30, 2000,
   respectively) .................................         19,032          26,027          59,945          77,386
Selling, general and administrative
  (excluding non-cash stock compensation
  expense of $146 and $448 for the periods ended
  September 30,  2001 and $67 and $137 for the
  periods ended September 30, 2000,
  respectively) ..................................         26,341          35,801          80,284         113,084
Depreciation and amortization ....................         11,736          13,123          36,658          38,771
Non-cash stock compensation expense ..............            146           1,229             448           4,136
Restructuring charges ............................          2,989              --           4,632              --
Acquisition costs ................................             --              86              --           2,287
                                                     ------------    ------------    ------------    ------------
Total operating costs and expenses ...............         60,244          76,266         181,967         235,664
                                                     ------------    ------------    ------------    ------------
Operating income (loss) ..........................          8,254            (190)         31,293            (398)
Other income (expense):
  Investment income ..............................            190             403             863             840
  Gain on issuance of subsidiary stock ...........             --              --              --          14,634
  Minority interest in (income/loss) of
    subsidiary ...................................            609           1,095             282           2,795
  Interest expense ...............................         (5,945)         (6,685)        (19,288)        (19,937)
                                                     ------------    ------------    ------------    ------------
Income (loss) from continuing operations
    before income taxes and cumulative
    effect of change in accounting principle .....          3,108          (5,377)         13,150          (2,066)
Income taxes .....................................          2,874           1,141           8,857           2,752
                                                     ------------    ------------    ------------    ------------
Income (loss) from continuing operations
    before cumulative effect of change in
    accounting principle .........................            234          (6,518)          4,293          (4,818)
Discontinued operations, net of tax ..............             --            (733)             --          (2,348)
Cumulative effect of change in accounting
    principle, net of tax ........................             --              --              --         (10,266)
                                                     ------------    ------------    ------------    ------------
Net income (loss) ................................   $        234    $     (7,251)   $      4,293    $    (17,432)
                                                     ============    ============    ============    ============

BASIC EARNINGS PER SHARE:

  Income (loss) from continuing operations .......   $       0.00    $      (0.13)   $       0.08    $      (0.10)
  Loss on discontinued operations ................             --           (0.01)             --           (0.05)
  Cumulative effect of change in accounting
    principle ....................................             --              --              --           (0.20)
                                                     ------------    ------------    ------------    ------------
  Net income (loss) ..............................   $       0.00    $      (0.14)   $       0.08    $      (0.35)
                                                     ============    ============    ============    ============

  Weighted average shares outstanding ............         50,571          50,751          50,570          49,905
                                                     ============    ============    ============    ============

DILUTED EARNINGS PER SHARE:

  Income (loss) from continuing operations .......   $       0.00    $      (0.13)   $       0.08    $      (0.10)
  Loss on discontinued operations ................             --           (0.01)             --           (0.05)
  Cumulative effect of change in accounting
    principle ....................................             --              --              --           (0.20)
                                                     ------------    ------------    ------------    ------------
  Net income (loss) ..............................   $       0.00    $      (0.14)   $       0.08    $      (0.35)
                                                     ============    ============    ============    ============

  Weighted average shares outstanding ............         50,587          50,751          50,570          49,905
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


                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                           ----------------------------
                                                              2001             2000
                                                           ------------    ------------
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) .....................................   $      4,293    $    (17,432)
 Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
   Depreciation and amortization .......................         36,658          38,771
   Amortization of deferred financing costs ............            868             868
   Deferred income taxes ...............................         (3,811)         (2,542)
   Gain on issuance of subsidiary stock ................             --         (14,634)
   Non-cash stock option compensation expense ..........            448           4,136
   Non-cash 401(k) contribution in common stock ........            120           1,541
   Acquisition costs ...................................             --             615
   Minority interest in gain (loss) of subsidiary ......           (282)         (2,795)
   Cumulative change in accounting principle ...........             --          10,266
   Changes in assets and liabilities, net of
     effect of acquisitions:
     Trade accounts receivable .........................          7,675           1,120
     List brokerage trade accounts receivable ..........         (3,616)          2,719
     Prepaid expenses and other assets .................          3,834          (3,172)
     Deferred marketing costs ..........................            346            (657)
     Accounts payable ..................................         (4,175)          5,958
     List brokerage trade accounts payable .............          1,522          (1,480)
     Income taxes receivable and payable, net ..........          5,558          (3,164)
     Accrued expenses and deferred revenue .............        (15,166)         14,391
                                                           ------------    ------------

      Net cash provided by operating activities ........         34,272          34,509

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable securities ....................         (1,032)            (32)
 Purchases of property and equipment ...................         (2,964)         (8,215)
 Acquisitions of businesses and minority interest ......        (16,326)         (9,308)
 Software and database development costs ...............         (1,501)         (9,944)
                                                           ------------    ------------

 Net cash used in investing activities .................        (21,823)        (27,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term debt ...........................        (31,246)        (21,122)
 Proceeds from sale of subsidiary common stock .........             --          22,845
 Deferred financing costs ..............................             --            (708)
 Proceeds from exercise of stock options ...............             --           4,200
                                                           ------------    ------------

Net cash provided by (used in) financing activities ....        (31,246)          5,215

Net increase (decrease) in cash and cash equivalents ...        (18,797)         12,225
Cash and cash equivalents, beginning ...................         21,693          10,846
                                                           ------------    ------------
Cash and cash equivalents, ending ......................   $      2,896    $     23,071
                                                           ============    ============

Supplemental cash flow information:
 Interest paid .........................................   $     17,476    $     16,568
                                                           ============    ============

 Income taxes paid .....................................   $      6,212    $      8,059
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

The Company uses derivative financial instruments to manage the risk of a change in interest rates on $60.5 million of the debt incurred for the acquisition of Donnelley Marketing in July 1999. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company adopted SFAS No. 133 effective January 1, 2001. Upon adoption, the Company's interest rate swap agreement was designated as a cash flow hedge. The Company recorded a transition adjustment at January 1, 2001 of $0.3 million, net of tax, as an accumulated other comprehensive loss to record the derivative financial instrument on the Company's financial statements. During the quarter ended September 30, 2001, the Company recorded an unrealized loss on the above derivative financial instrument of $307 thousand, net of tax, as an accumulated other comprehensive loss in the stockholders equity section of the Consolidated Balance Sheet. In addition, a gain of $0.1 million was recorded as a reduction in interest expense in the other income section of the Consolidated Statement of Operations. For the nine months ended September 30, 2001, the Company recorded an unrealized loss on the above derivative financial instrument of $1.2 million, net of tax, as an accumulated other comprehensive loss in the stockholders equity section of the Consolidated Balance Sheet. In addition, a charge of $0.5 million was recorded as interest expense in the other income (expense) section of the Consolidated Statement of Operations.

2. EARNINGS PER SHARE INFORMATION

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Options on 0.1 million and 0.5 million shares of common stock were not included in computing diluted earnings per share for the three months and nine months ended September 30, 2000, respectively, because their effects were antidilutive as the Company recorded a net loss for the period.


                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                      --------------------    --------------------
                                                         (IN THOUSANDS)         (IN THOUSANDS)
                                                         2001       2000        2001        2000
                                                      --------    --------    --------    --------
Weighted average number of shares
  outstanding used in basic EPS ..................      50,571      50,751      50,570      49,905
Net additional common stock equivalent shares
  outstanding after assumed exercise of
  stock options ..................................          16          --          --          --
                                                      --------    --------    --------    --------
Weighted average number of shares outstanding
  used in diluted EPS ............................      50,587      50,751      50,570      49,905
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

    The following table summarizes segment information:


                                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                       -----------------------------------------------------------------
                                           SMALL           LARGE         CORPORATE          CONSOLIDATED
                                          BUSINESS        BUSINESS       ACTIVITIES            TOTAL
                                       -------------    -------------    -----------       -------------
                                                               (IN THOUSANDS)

Net sales .........................    $      29,878    $      38,620    $          --     $      68,498
Non-cash stock compensation .......               --               --              146               146
Operating income (loss) ...........           13,716           18,047          (23,509)            8,254
Investment income .................               --               --              190               190
Interest expense ..................               --               --            5,945             5,945
Income (loss) from continuing
  operations before income
  taxes and cumulative effect
  of change in accounting
  principle .......................           13,716           18,047          (28,655)            3,108



                                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                       -----------------------------------------------------------------
                                           SMALL           LARGE         CORPORATE          CONSOLIDATED
                                          BUSINESS        BUSINESS       ACTIVITIES            TOTAL
                                       -------------    -------------    -----------       -------------
                                                                (IN THOUSANDS)
Net sales .........................    $      34,274    $      41,802    $          --     $      76,076
Non-cash stock compensation .......               --               --            1,229             1,229
Acquisition costs .................               --               --               86                86
Operating income (loss) ...........            9,577           19,049          (28,816)             (190)
Investment income .................               --               --              403               403
Interest expense ..................               --               --            6,685             6,685
Income (loss) from continuing
  operations before income
  taxes and cumulative effect
  of change in accounting
  principle .......................            9,577           19,049          (34,003)           (5,377)

                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                       -------------------------------------------------------------
                                           SMALL          LARGE        CORPORATE        CONSOLIDATED
                                         BUSINESS        BUSINESS      ACTIVITIES           TOTAL
                                       ------------    ------------    ----------       ------------
                                                              (IN THOUSANDS)
Net sales .........................    $     96,834    $    116,426    $         --     $    213,260
Non-cash stock compensation .......              --              --             448              448
Operating income (loss) ...........          46,550          58,810         (74,067)          31,293
Investment income .................              --              --             863              863
Interest expense ..................              --              --          19,288           19,288
Income (loss) from continuing
  operations before income
  taxes and cumulative effect
  of change in accounting
  principle .......................          46,550          58,810         (92,210)          13,150

                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                       -----------------------------------------------------------------
                                            SMALL           LARGE        CORPORATE          CONSOLIDATED
                                          BUSINESS         BUSINESS      ACTIVITIES             TOTAL
                                       -------------    -------------    -----------       -------------
                                                               (IN THOUSANDS)
Net sales .........................    $     110,173    $     125,093    $          --     $     235,266
Non-cash stock compensation .......               --               --            4,136             4,136
Acquisition costs .................               --               --            2,287             2,287
Operating income (loss) ...........           31,443           55,763          (87,604)             (398)
Investment income .................               --               --              840               840
Interest expense ..................               --               --           19,937            19,937
Income (loss) from continuing
  operations before income
  taxes and cumulative effect
  of change in accounting
  principle .......................           31,443           55,763          (89,272)           (2,066)

4. COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss), including the components of other comprehensive income (loss), is as follows:

                                                                FOR THE THREE                     FOR THE NINE
                                                                MONTHS ENDED                      MONTHS ENDED
                                                      -------------------------------     -------------------------------
                                                        SEPT 30,           SEPT 30,        SEPT 30,           SEPT 30,
                                                          2001               2000            2001               2000
                                                      -------------     -------------     -------------     -------------
                                                               (IN THOUSANDS)                      (IN THOUSANDS)
Net income (loss) ................................    $         234     $      (7,251)    $       4,293     $     (17,432)
Other comprehensive income (loss):
  Unrealized gain (loss) from investments:
    Unrealized gains (losses) ....................               --               (39)              (24)              (39)
    Related tax expense ..........................               --                --                 9                --
                                                      -------------     -------------     -------------     -------------
    Net ..........................................               --               (39)              (15)              (39)
                                                      -------------     -------------     -------------     -------------

Interest rate swap agreement:
    Gains (losses) ...............................             (495)               --            (1,944)               --
    Related tax expense ..........................              188                --               739                --
                                                      -------------     -------------     -------------     -------------
    Net ..........................................             (307)               --            (1,205)               --
                                                      -------------     -------------     -------------     -------------

  Foreign currency translation
    adjustments ..................................               --                --                --               (27)
                                                      -------------     -------------     -------------     -------------

Total other comprehensive income
  (loss) .........................................             (307)              (39)           (1,190)              (66)
                                                      -------------     -------------     -------------     -------------
Comprehensive income .............................    $         (73)    $      (7,290)    $       3,103     $     (17,498)
                                                      =============     =============     =============     =============

    The components of accumulated other comprehensive income (loss) is as follows:

                                           FOREIGN                                            ACCUMULATED
                                          CURRENCY       GAINS/(LOSSES)     UNREALIZED           OTHER
                                         TRANSLATION      ON DERIVATIVE   GAINS/(LOSSES)     COMPREHENSIVE
                                         ADJUSTMENTS       INSTRUMENTS    ON SECURITIES      INCOME (LOSS)
                                        ------------     --------------   --------------     -------------
                                                                  (IN THOUSANDS)
Balance at September 30, 2001 .....     $       (668)     $     (1,175)    $        (68)     $     (1,911)
                                        ============      ============     ============      ============

Balance at December 31, 2000 ......     $       (668)     $         --     $        (53)     $       (721)
                                        ============      ============     ============      ============

5. NON-CASH STOCK COMPENSATION EXPENSE

    The Company's subsidiary, infoUSA.com, sponsors an Equity Incentive Plan in which shares of common stock are reserved for issuance to officers, directors, employees and consultants of the subsidiary. There were no subsidiary options granted during the nine months ended September 30, 2001. The Company uses Accounting Principles Bulletin (APB) Opinion No. 25 to account for stock-based compensation to employees and directors of the Company and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans and other related FASB Interpretations for stock-based compensation to non-employees of the Company. As such, the Company has recorded a non-cash charge of $0.1 million and $1.2 million, during the quarters ended September 30, 2001 and 2000 respectively, related to stock options for infoUSA.com. For the nine months ended September 30, 2001 and 2000, the Company has recorded non-cash charges of $0.4 million and $4.1 million, respectively, related to stock options for infoUSA.com. The charges were recorded as an addition to paid-in-capital. During the quarter ended September 30, 2001, the Company eliminated the minority interests in its subsidiary, infoUSA.com, through the acquisition of assets. As a result of the purchase, the Company's obligation associated with the subsidiary stock options was eliminated. Therefore, the Company wrote-off $1.8 million of Unamortized Stock Compensation and reduced the Paid-in Capital components of stockholders equity.

6. RESTRUCTURING CHARGES

    During the quarter ended September 30, 2001, the Company recorded restructuring charges of $3.0 million due to a lease termination agreement and charges related to additional workforce reductions. On July 30, 2001, infoUSA.com, a subsidiary of the Company, negotiated a lease termination agreement for the abandoned Foster City, California facility, and paid $4.7 million to satisfy the remaining eight year term of the lease agreement. The Company recorded charges of $2.8 million for costs of the lease settlement not previously accrued and $0.2 million for workforce reduction charges that included involuntary employee separation costs for approximately 50 employees in administration, sales support and marketing functions.

    During the fourth quarter of 2000, the Company recorded restructuring charges totaling $5.8 million as a part of the Company's overall strategy to reduce costs and continue commitment to its core businesses. The cost containment program included a reduction in the planned investment in the Company's Internet businesses and plans to reduce total headcount. The Company recorded an accrual of $3.7 million for lease payments for the abandoned Foster City, California facility and an accrual of $2.1 million for workforce reductions of approximately 350 employees. As of June 30, 2001, employees received cash severance payments totaling $2.1 million during the first six months of 2001, with no severance payments from the 2000 workforce reductions remaining deferred and payable as of June 30, 2001.

7. ACQUISITION COSTS

    During the quarter ended September 30, 2000, the Company recorded charges of $86 thousand principally related to the Company's acquisition of American Church Lists, idEXEC and Getko, representing costs to integrate these acquired operations into the Company's existing operations. These costs were not directly related to the acquisition of these companies, and therefore could not be capitalized as part of the purchase price. For the nine months ended September 30, 2000, the Company recorded acquisition costs of $2.3 million, including $0.9 million of costs described above and $1.4 million associated with the Company's bid to acquire the consumer database division of R.L. Polk.

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

9. DISCONTINUED OPERATIONS, NET OF TAX

    During December 2000, the Company closed the operations of its VideoYellowPages.com Internet unit. VideoYellowPages.com recorded a loss from discontinued operations for the quarter ended September 30, 2000 of $0.7 million, net of income tax benefit of

$0.4 million. For the nine months ended September 30, 2000, the Company recorded a loss from discontinued operations related to VideoYellowPages.com of $2.3 million, net of income tax benefit of $1.4 million.

10. ACQUISITION

    Effective August 30, 2001, the Company eliminated the minority interest of its subsidiary, infoUSA.com, through the acquisition of assets. Total consideration for the acquisition was $24.7 million, comprised of $15.7 million of restricted cash, $3.0 million cash provided by operations and a $6.0 million subordinated note, bearing 6% interest and payable in two years. Intangible assets recorded as a result of the purchase include goodwill of $19.6 million.

11. CONTINGENCIES

    The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company's financial position, results of operations, or cash flows.

12. SUBSEQUENT EVENTS

    Effective October 1, 2001, the Company acquired the assets of Polk City Directories from Equifax. Polk City Directories provides printed reference guides listing business and residential information. Consideration for the acquisition was $6.0 million in cash (excluding any acquisition-related costs), funded using existing cash generated from operations. The acquisition will be accounted for using the purchase method of accounting. As part of the acquisition, the Company anticipates recording goodwill and other intangibles totaling approximately $6 million.

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to the acquisitions of American Church Lists during March 2000, idEXEC in May 2000 and Getko Direct Response of Canada (Getko) in May 2000:



                                                                    THREE MONTHS    THREE MONTHS      NINE MONTHS     NINE MONTHS
                                                                       ENDED            ENDED            ENDED           ENDED
                                                                   SEPT 30, 2001    SEPT 30, 2000    SEPT 30, 2001   SEPT 30, 2000
                                                                   -------------    -------------    -------------   -------------
 CONSOLIDATED STATEMENT OF OPERATIONS DATA:

 Net sales .......................................................           100%             100%             100%            100%
 Costs and expenses:
   Database and production costs .................................            28               34               28              33
   Selling, general and administrative ...........................            38               47               38              48
   Depreciation and amortization .................................            17               17               17              16
   Non-cash stock compensation expense ...........................            --                2               --               2
   Restructuring charges .........................................             4               --                2              --
   Acquisition costs .............................................            --               --               --               1
                                                                    ------------     ------------     ------------    ------------
      Total costs and expenses ...................................            88              100               85             100
                                                                    ------------     ------------     ------------    ------------
   Operating income (loss) .......................................            12                0               15               0
   Other income (expense), net ...................................            (8)              (7)              (9)             (1)
                                                                    ------------     ------------     ------------    ------------
   Income (loss) from continuing operations before income taxes
     and cumulative  effect of change in accounting principle ....             4               (7)               6              (1)
   Income taxes ..................................................             4                2                4               1
                                                                    ------------     ------------     ------------    ------------
   Income (loss) from continuing operations before cumulative
      effect of change in accounting principle ...................             0               (9)               2              (2)
   Discontinued operations, net of tax ...........................            --               (1)              --              (1)
   Cumulative effect of change in accounting principle, net
      of tax .....................................................            --               --               --              (4)
                                                                    ------------     ------------     ------------    ------------
   Net income (loss) .............................................             0%             (10)%              2%             (7)%
                                                                    ============     ============     ============    ============

   OTHER DATA:

    SALES BY SEGMENT:
                                                                                            (in thousands)

        Small business ...........................................  $     29,878     $     34,274     $     96,834    $    110,173
        Large business ...........................................        38,620           41,802          116,426         125,093
                                                                    ------------     ------------     ------------    ------------
        Total ....................................................  $     68,498     $     76,076     $    213,260    $    235,266
                                                                    ============     ============     ============    ============

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:

        Small business ...........................................            44%              45%              45%             47%
        Large business ...........................................            56               55               55              53
                                                                    ------------     ------------     ------------    ------------
        Total ....................................................           100%             100%             100%            100%
                                                                    ============     ============     ============    ============

  Amortization expense of goodwill and related intangibles(1) ....  $      7,584     $      8,238     $     22,894    $     24,308
                                                                    ============     ============     ============    ============
  Earnings before, interest, taxes, depreciation and
      amortization, (EBITDA), as adjusted (2) ....................  $     20,136     $     14,162     $     68,399    $     42,509
                                                                    ============     ============     ============    ============
  EBITDA, as adjusted, as a percentage of net sales ..............            29%              19%              32%             18%
                                                                    ============     ============     ============    ============

  Cash Flow Data:                                                                                            (in thousands)

       Net cash from operating activities ........................                                    $     34,272    $     34,509
                                                                                                      ============    ============

       Net cash used in investing activities .....................                                         (21,823)         27,499)
                                                                                                      ============    ============

       Net cash used in financing activities .....................                                         (31,246)          5,215
                                                                                                      ============    ============

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

Overview

    The Company has supplemented its internal growth through strategic acquisitions. The Company has completed thirteen acquisitions since mid-1996. Through these acquisitions, the Company has increased its presence in the consumer marketing information industry, significantly increased its ability to provide data processing solutions, added two consumer CD-Rom product lines, increased its presence in list management and list brokerage services and broadened its offerings of business marketing information.

    As a part of these strategic acquisitions, the Company has immediately integrated the operations of the acquired companies into existing operations of the Company. Generally, the results of operations for these acquired activities are no longer separately accounted for from existing activities. The Company cannot report on the results of operations of acquired companies upon completion of the integration as the results are commingled with existing results. Additionally, upon integration of acquired operations, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales by acquired business units of existing products. Due to recent and potential future acquisitions, future results of operations will not be comparable to historical data. While the results cannot be accurately quantified, a number of the acquisitions have had a significant impact on net sales.

    During 1999, operating costs increased significantly due to the Company's execution of the planned expansion of certain Internet initiatives, including infoUSA.com, BusinessCreditUSA.com, VideoYellowPages.com and ListBazaar.com. During the fourth quarter of 2000, the Company reevaluated its Internet Strategy. The Company realized spending was too high on advertising and brand activities that were not profitable. The Company cut back on investments in all four Internet initiatives. The operations of Videoyellowpages.com were discontinued in December of 2000. The Company realized it did not have the resources required to make this idea succeed. The Company cut back dramatically the investment in BusinessCreditUSA.com and ListBazaar.com businesses and have rolled them back into the core business. Leveraging off of the high traffic from the infoUSA.com and our partner's website, we are able to make BusinessCreditUSA.com and List Bazaar.com profitable and successful distribution channels for our proprietary content and Business Credit Reports. We also reduced the staff and infrastructure in infoUSA.com. The issuance of subsidiary stock to outside investors allowed the Company to execute our planned expansion of infoUSA.com as an online provider of white and yellow page directory assistance and an Internet destination for sales and marketing tools and information without affecting working capital of core business operations. The dramatic changes in the Internet market required us to focus on preserving the remaining investment and revise our strategy for turning infoUSA.com into a profitable subsidiary. infoUSA.com reduced its staff from approximately 85 people to 14 people by the end of June 2001, with most of the administrative, overhead and support functions being rolled back under the parent company.

    In summary, EBITDA, as adjusted, increased from $42.5 million for the nine months ended September 30, 2000 to $68.4 million for the nine months ended September 30, 2001, principally due to the following: 1) reducing the investment for the four Internet initiatives late in 2000 previously described resulting in cost savings of approximately $17.0 million, and 2) staffing reductions (excluding staffing reductions related to the Internet initiatives described above) initiated between December 2000 and September 2001 totaling 24% of the total workforce resulting in cost savings of approximately $8.7 million.

Net sales

    Net sales of the Company for the quarter ended September 30, 2001 were $68.5 million, a decrease of 10% from $76.1 million for the same period of 2000. Net sales for the nine months ended September 30, 2001 were $213.3 million, a decrease of 9% from the $235.3 million for the same period of 2000. The decrease in net sales is principally due to softer customer demand and a general slow-down in the United States economy.

    Net sales of the small business segment for the quarter ended September 30, 2001 were $29.9 million, a 13% decrease from $34.3 million for the same period of 2000. The decrease in net sales is principally due to softer customer demand, a general slow-down in the United States economy and the tragic events of September 11. $1.8 million of the decrease specifically related to the sale of content to list brokers and resellers. Net sales of the small business segment for the nine months ended September 30, 2001 were $96.8 million, a 12% decrease from the $110.2 million for the same period of 2000. A significant portion of the decrease in net sales for the period, is due to a $7.5 million decrease in the sale of content to list brokers and resellers who are more adversely affected by the economic downturn. The small business segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet. The net sales amounts are not fully comparable due to the acquisition of American Church Lists in March 2000 and Getko Direct Response of Canada (Getko) in May 2000. The Company immediately integrated the operations of the acquired companies into existing operations. The Company cannot report the results of operations of acquired companies upon completion of the integration as the results are "commingled" with existing results. Additionally, upon integration of acquired operations, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales by acquired business units of existing products.

    Net sales of the large business segment for the quarter ended September 30, 2001 were $38.6 million, a 8% decline from $41.8 million for the same period of 2000. Net sales of the large business segment for the nine months ended September 30, 2001 were $116.4 million, a 7% decrease from the $125.1 million for the same period of 2000. The decrease in net sales is principally due to softer customer demand related to the general slow-down in the United States economy and the adverse impact from a postal rate increase that temporarily reduced mail advertising activity by its customers. These amounts are not fully comparable due to the acquisition of idEXEC in May 2000. The Company immediately integrated the operations of idEXEC into existing operations and cannot report the results of idEXEC separately upon completion of the integration as the results are "commingled" with existing results. Additionally, upon integration of acquired operations, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales by acquired business units of existing products.

Database and production costs

    Database and production costs for the quarter ended September 30, 2001 were $19.0 million, or 28% of net sales, compared to $26.0 million, or 34% of net sales for the same period of 2000. For the nine months ended September 30, 2001, database and production costs were $59.9 million, or 28% of net sales, compared to $77.4 million or 33% of net sales for the same period in 2000. The decrease in database and production costs as a percentage of net sales is primarily due to headcount reductions and favorable changes in product sales mix in the large business segment and reduced costs associated with the Internet businesses initiated by the Company in December 2000. Database and production costs for the large business segment were 23% of net sales for the nine months ended September 30, 2001, a decrease of $6.5 million, compared to the rate of 26% of net sales, for the same period of 2000. Database and production costs for corporate activities, decreased $3.6 million for the nine months ended September 30, 2001 compared to the same period of 2000, due to decreased data compilation and data acquisition costs. Database and production costs for the Internet businesses decreased $3.8 million to $0.9 million for the nine months ended September 30, 2001, compared to $4.7 million for the same period of 2000.

Selling, general and administrative expenses

    Selling, general and administrative expenses for the quarter ended September 30, 2001 were $26.3 million, or 38% of net sales, compared to $35.8 million, or 47% of net sales for the same period of 2000. For the nine months ended September 30, 2001, selling, general and administrative expenses were $80.3 million, or 38% of net sales, compared to $113.1 million, or 48% of net sales, for the same period of 2000. The decrease in selling, general and administrative expenses, is principally due to: 1) reduced marketing and advertising costs, principally related to the various Internet initiatives, and 2) headcount reductions between December 2000 and June 2001. Marketing and advertising costs for the nine months ended September 30, 2001, were $9.5 million, or 14% of net sales, compared to $26.3 million, or 35% of net sales, for the same period of 2000. Marketing and advertising expenses related to the various Internet divisions were $0.2 million for the nine months ended September 30, 2001, reflecting a decrease of $12.3 million, or 18% of net sales, compared to $12.5 million for the same period of 2000. Marketing and advertising expenses related to the core businesses were $4.5 million lower for the nine months ended September 30, 2001 compared to the same period of 2000. The Company has reduced total headcount from 2,166 in September 2000, to 1,560 as of September 30, 2001. Salaries and wages for marketing and general administration for the nine months ended September 30, 2001 were $45.7 million, or 21% of net sales, a reduction of $13.5 million compared to $59.2 million, or 25% of net sales, for the same period of 2000.

Depreciation and amortization expenses

    Depreciation and amortization expenses for the quarter ended September 30, 2001 were $11.7 million, or 17% of net sales, compared to $13.1 million, or 17% of net sales for the same period of 2000. For the nine months ended September 30, 2001, depreciation and amortization expenses were $36.7 million, or 17% of net sales, compared to $38.8 million, or 16% of net sales for the same period in 2000. The decrease in depreciation and amortization expenses is principally due to certain intangible assets and website development costs becoming fully amortized.

Non-cash stock compensation expense

    During the quarter ended September 30, 2001, the Company recorded a non-cash charge of $0.1 million, or less than 1% of net sales, compared to $1.2 million, or 2% of net sales, for the same period of 2000, related to the issuance of stock options for infoUSA.com, a subsidiary of the Company. For the nine months ended September 30, 2001, non-cash stock compensation expenses were $0.4 million, or less than 1% of net sales, compared to $4.1 million, or 2% of net sales for the same period of 2000. The decrease in non-cash stock compensation expense is principally due to the workforce reduction of infoUSA.com, described above in the "Overview" section. Additionally, due to the fact that the Company eliminated the minority interest in its infoUSA.com subsidiary through the acquisition of assets, it will not incur non-cash stock compensation expense related to the options for the fourth quarter 2001 and subsequent periods.

Restructuring costs

    During the quarter ended September 30, 2001, the Company recorded restructuring charges of $3.0 million due to a lease termination agreement and charges related to workforce reductions. On July 30, 2001, infoUSA.com, a subsidiary of the Company, negotiated a lease termination agreement for the abandoned Foster City, California facility, and paid $4.7 million to satisfy the remaining eight year term of the lease agreement, and recorded additional charges of $2.8 million for costs of the lease settlement not previously recorded. The Company also recorded $0.2 million for workforce reduction charges that included involuntary employee separation costs for approximately 50 employees in administration, sales support and marketing functions.

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

Acquisition costs

    During the quarter ended September 30, 2000, the Company recorded charges of $86 thousand principally related to the Company's acquisition of American Church Lists, idEXEC and Getko, representing costs to integrate these acquired operations into the Company's existing operations. These costs were not directly related to the acquisition of these companies, and therefore could not be capitalized as part of the purchase price.

    For the nine months ended September 30, 2000, the Company recorded acquisition costs of $2.3 million, including $0.9 million principally related to the Company's acquisition of American Church Lists, idEXEC and Getko, representing costs to integrate these acquired operations into the Company's existing operations. The Company also recorded $1.4 million of costs associated with the Company's bid to acquire the consumer database division of R.L. Polk.

Operating income

    Including the factors previously described, the Company had operating income of $8.3 million, or 12% of net sales for the quarter ended September 30, 2001, compared to an operating loss of $0.2 million, or less than (1)% of net sales for the same period in 2000. For the nine months ended September 30, 2001, the Company had operating income of $31.3 million, or 15% of net sales, compared to an operating loss of $0.4 million, or less than (1)% of net sales for the same period in 2000.

    Operating income for the small business segment for the quarter ended September 30, 2001 was $13.7 million, or 46% of net sales, as compared to $9.6 million, or 28% of net sales for the same period in 2000. For the nine months ended September 30, 2001, operating income for the small business segment was $46.6 million, or 48% of net sales, compared to $31.4 million, or 29% of net sales for the same period of 2000. The increase in operating income as a percentage of net sales is principally due to staffing reductions previously described and the Company's cost reduction efforts related to various Internet initiatives. Substantially all costs related to the Internet divisions are included in the small business segment. See the sections "Overview" and "Selling, general and administrative expenses" for additional information describing the Internet divisions and the effects on the results of operations.

    Operating income for the large business segment for the quarter ended September 30, 2001 was $18.0 million, or 47% of net sales, as compared to $19.0 million, or 46% of net sales for the same period in 2000. For the nine months ended September 30, 2001, operating income for the large business segment was $58.8 million or 51% of net sales, compared to $55.8 million, or 45% of net sales for the same period in 2000. The increase in operating income as a percentage of net sales is principally related to the Company's staffing reductions previously described and a change in the product sales mix previously described in the section "Database and production costs."

Other income (expense), net

    Other income (expense) net, was $(5.1) million, or (8)% of net sales, and $(5.2) million, or (7)% of net sales, for the quarters ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, other income (expense) net, was $(18.1) million, or (9)% of net sales, compared to $(1.7) million, or (1)% of net sales for the same period of 2000. Other income (expense) is comprised of interest expense, investment income, minority interest in subsidiary and other income or expense items which do not represent components of operating income (expense) of the Company.

    Interest expense was $5.9 million and $6.7 million for the quarters ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, interest expense was $19.3 million and $20.0 million, respectively. Investment income was $0.2 million and $0.4 million, for the quarters ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, interest income was $0.9 million and $0.8 million, respectively.

    During the year 2000, infoUSA.com, a subsidiary of the Company, completed additional venture capital financing. For the nine months ended September 30, 2000, the Company recorded a gain of $14.6 million on the issuance of stock of this subsidiary. The issuance of subsidiary stock to outside investors allowed the Company to continue to execute its planned expansion related to infoUSA.com as an online provider of white and yellow page directory assistance and an internet destination for sales and marketing tools and information, without effecting working capital of existing operations.

    Minority interest in (income) loss of subsidiary of $0.6 million and $1.1 million for the quarters ended September 30, 2001 and 2000, respectively, represents the unaffiliated investors' share of infoUSA.com's net loss (income) for the period then ended. For the nine months ended September 30, 2001 and 2000, respectively, minority interest in (income) loss of subsidiary of $0.3 million and $2.8 million, represents the unaffiliated investors' share of infoUSA.com's net loss (income) for the period then ended.

Income taxes

    A provision for income taxes of $2.9 million and $1.1 million was recorded for the quarters ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, a provision for income taxes of $8.9 million was recorded compared to $2.8 million recorded for the same period of 2000. The gain the Company recorded on the issuance of subsidiary stock during the nine month period ended September 30, 2000 was not subject to income tax expense. The provisions for income taxes also reflect the inclusion of amortization of certain intangibles in taxable income not deductible for tax purposes.

Discontinued operations, net of tax

    During December 2000, the Company closed the operations of its VideoYellowPages.com Internet unit. VideoYellowPages.com recorded revenues of $0.1 million and operating expenses of $1.3 million, for a pre-tax operating loss of $1.2 million and an after-tax loss of $0.7 million, during the third quarter of 2000. VideoYellowPages.com recorded revenues of $0.2 million and operating expenses of $4.0 million, for a pre-tax operating loss of $3.8 million and an after-tax loss of $2.3 million, for the nine month period ended September 30, 2000.

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

EBITDA, as adjusted

    The Company's EBITDA, as adjusted was $20.1 million, or 29% of net sales for the quarter ended September 30, 2001, and $14.2 million, or 19% of net sales for the same period in 2000. For the nine months ended September 30, 2001, the Company's EBITDA, as adjusted was $68.4 million, or 32% of net sales, compared to $42.5 million, or 18% of net sales for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

General information:

    During 1999 in conjunction with the acquisition of Donnelley, the Company negotiated a credit arrangement ("Senior Debt Credit Facility") that includes a Revolving Credit Facility of $25.0 million, as amended. During 2000, the Company sought and obtained certain modifications to the Credit Facility to permit continued availability of borrowing under such facility. As of September 30, 2001, the Company had no borrowings under the Revolving Credit Facility, with the exception of two outstanding letters of credit in the amount of $6.3 million reducing the availability under the Revolving Credit Facility to $18.7 million.

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

Consolidated Statements of Cash Flows Information:

    As of September 30, 2001, the Company's principal sources of liquidity included cash and cash equivalents of $2.9 million. As of September 30, 2001, the Company had working capital of $4.7 million. During the third quarter of 2001, the Company eliminated the minority interests of its subsidiary, infoUSA.com through the acquisition of assets. According to the terms of the purchase agreement, $15.7 million of restricted cash held by the subsidiary was returned to the minority investors. Therefore, these restrictions on the Company's cash are no longer in effect.

    Net cash provided by operating activities during the nine months ended September 30, 2001, totaled $34.3 million compared to $34.5 million during the same period of 2000. For the nine months ended September 30, 2000, the Company recorded the receipt of $14.0 million that represented a customer prepayment on a long-term data license agreement. For the nine months ended September 30, 2001, the Company made cash payments of $2.1 million for severance payments and $3.7 million for lease payments on the abandoned Foster City, California facility, described in the "Restructuring costs" section above. Therefore, net cash provided by operating activities, as adjusted for the items described above, totaled $40.1 million, compared to $20.3 million for the nine months ended September 30, 2001 and 2000, respectively.

    During the nine months ended September 30, 2001, the Company spent $3.0 million for additions of property and equipment, $1.5 million related to software and database development costs, $1.0 million for the purchase of marketable securities and $31.2 million on the repayment of long-term debt. During the quarter ended September 30, 2001, the Company eliminated the minority interests in its subsidiary, infoUSA.com, through the purchase of assets for $16.3 million, comprised of $15.7 million of restricted cash described above and $3.0 million, net of $2.4 million royalties due from the subsidiary. During the nine months ended September 30, 2000, the Company spent $9.3 million for the acquisitions of businesses. The Company acquired American Church Lists in March 2000 for $2.1 million, Getko in May 2000 for $1.7 million and idEXEC in May 2000 for $5.5 million in cash.

    The Company made two voluntary prepayments totaling $10.0 million on its Senior Debt Credit Facility during the quarter ended September 30, 2001. During the nine months ended September 30, 2001, the Company has made voluntary prepayments of $16.0 million on its Senior Debt Credit Facility.

    During the nine months ended September 30, 2000, the Company received cash proceeds of $22.8 million on the issuance of stock by its subsidiary infoUSA.com and $4.2 million from the exercise of stock options.

Consolidated Balance Sheet Information:

    Trade accounts receivable decreased from $58.5 million at December 31, 2000 to $50.1 million at September 30, 2001, with related days sales outstanding ("DSO") of 71 days compared to 63 days, respectively. The decrease is principally due to the enforcement of stricter credit policies and the performance of more aggressive collection practices.

    Intangible assets, net of amortization, decreased from $296.1 million at December 31, 2000 to $288.4 million at September 30, 2001. The decrease is attributed to the amortization of capitalized software development costs and assets related to the acquisitions described in the "Overview" section. Depreciation and amortization expense totaled $36.7 million during the nine months ended September 30, 2001. Although, the reduction described above was offset by an increase in goodwill of $19.6 million, due to the Company's elimination of the minority interests in its subsidiary infoUSA.com, through the purchase of assets.

    Accounts payable decreased from $11.5 million at December 31, 2000 to $7.3 million at September 30, 2001. The decrease is principally due to decreased spending on marketing and advertising programs for the Internet businesses described in the "Selling, general and administrative expenses" section, and improved cash flows generated by operating activities.

    Accrued expenses decreased from $14.8 million at December 31, 2000 to $7.7 million at September 30, 2001. The decrease is principally due to: 1) a reduction of $3.2 million for accrued employee benefit plan contributions, and
2) a net reduction of $5.8 million in restructuring liabilities described in the "Restructuring costs" section.

    Long term debt decreased from $258.7 million at December 31, 2000 to $233.8 million at September 30, 2001. The Company made repayments on long-term debt totaling $31.2 million during the nine months ended September 30, 2001. During the quarter ended September 30, 2001, the Company issued a $6 million subordinated note, bearing six percent interest and payable in two years, as a part of the elimination of the minority interests in its subsidiary infoUSA.com, through the purchase of assets.

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

    The Company uses derivative financial instruments to manage the risk of a change in interest rates on $60.5 million of the debt incurred for the acquisition of Donnelley Marketing in July 1999. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company adopted SFAS No. 133 effective January 1, 2001. Upon adoption, the Company's interest rate swap agreement was designated as a cash flow hedge. The Company recorded a transition adjustment at January 1, 2001 of $0.3 million, net of tax, as an accumulated other comprehensive loss to record the derivative financial instrument on the Company's financial statements. During the nine months ended September 30, 2001, the Company recorded an unrealized loss on the above derivative financial instrument of $1.2 million, net of tax, as an accumulated other comprehensive loss in the stockholders equity section of the Consolidated Balance Sheet. In addition, a charge of $0.5 million was recorded as interest expense in the other income (expense) section of the Consolidated Statement of Operations.

    On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Business combinations accounted for as poolings-of-interests and initiated prior to June 30, 2001 are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain tangible assets upon adoption. After transition, the impairment tests will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year. For the nine months ended September 30, 2001, the Company has expensed $22.9 million due to amortization of intangible assets, that under the new accounting rules will not be expensed.

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

    - In data processing services, Acxiom, May & Speh (a subsidiary of Acxiom), Experian, Direct Marketing Technologies (a subsidiary of GUS), Snyder Communications, Inc. (a subsidiary of Havas Advertising) and HarteHanks, Inc.

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

    As of September 30, 2001, we had total indebtedness of approximately $233.8 million, including $106.0 million of Notes under an indenture (the "Indenture") and $108.7 million under a $195 million Senior Secured Credit Agreement. Substantially all of our assets are pledged as security under the terms of the Credit Agreement. The indebtedness under the Credit Agreement was incurred in connection with our acquisition of Donnelley Marketing in 1999. Our ability to pay principal and interest on the Notes issued under the Indenture and the indebtedness under the Credit Agreement and to satisfy our other debt obligations will depend upon our future operating performance. Our performance will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. The future availability of revolving credit under the Credit Agreement will depend on, among other things, our ability to meet certain specified financial ratios and maintenance tests. We expect that our operating cash flow should be sufficient to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due. If we are unable to service our indebtedness, however, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the Notes issued under the Indenture and the Credit Agreement) or seeking additional equity capital. We may not be able to implement any such measures or obtain additional financing.

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

                               SEPTEMBER 30, 2001

                                     PART II

                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        None

    (b) Report on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      infoUSA INC.

Date: November 10, 2001               /s/ STORMY L. DEAN
                                      -----------------------------------------
                                      Stormy L. Dean, Chief Financial Officer
                                      (principal financial officer)