Form 10-K
period 2001-12-31
INFOUSA INC
filed 2002-03-27
CIK 879437

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

          |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
          | |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM      TO
                        COMMISSION FILE NUMBER: 000-19598

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

           Securities Registered Pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.0025 PAR VALUE
                    SERIES A PREFERRED SHARE PURCHASE RIGHTS
                    9 1/2% SENIOR SUBORDINATED NOTES DUE 2008

                                 ---------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 11, 2002 as reported on the NASDAQ National Market System, was approximately $142 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 11, 2002 registrant had outstanding 50,902,216 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 3, 2002, which will be filed within 120 days of the end of fiscal year 2001, are incorporated into Part III hereof by reference.

================================================================================

                                     PART I

      This Annual Report on Form 10-K, the documents incorporated by reference into the Company's Annual Report to shareholders, and press releases (as well as oral statements and other written statements made or to be made by the Company) contain forward-looking statements that are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements related to potential future acquisitions and our strategy and plans for our business contained in Item 1 "Business," Item 2 "Properties," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other parts of this Annual Report. Such forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth in this Annual Report under "Factors That May Affect Operating Results," as well as those noted in the documents incorporated by reference into this Annual Report. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

      ITEM 1. BUSINESS

      COMPANY PROFILE

      infoUSA Inc. (the "Company" or "infoUSA") compiles and updates the finest proprietary databases of nearly 14 million businesses and 250 million consumers in the United States and Canada under one roof in Omaha, Nebraska. These databases are compiled from thousands of public sources. We believe our database is the richest in content in the industry. In order to improve the quality of our databases, we make over 17 million phone calls per year to gather additional content and verify existing information. We maintain a staff of approximately 500 full-time employees in Omaha to manage the database. The content changes by more than 65 percent every year, which includes change of address, phone number, SIC code and other content within a record. Our customers need to continually refresh their databases and that is why customers keep coming to us to purchase updated products and services. Recurring revenue is a major component of our revenue, and approximately two-thirds of our revenue is recurring in nature.

      More than 4 million customers have used our information in the form of sales leads, prospect lists, mailing labels, printed directories, 3 x 5 cards, computer diskettes, business credit reports, consumer products and on the Internet. Our information is used by businesses for sales leads, mailing lists, credit decisions, market research, competitive analysis and vendor relationships. Consumers use our information for travel planning, job searches, due diligence and multiple other uses. During 2001 and 2002, the Company launched two new proprietary technologies, infoConnect(DM) ONE PASS and Customer Analyzer and Prospect Builder(TM). infoConnect(DM) ONE PASS is an Internet driven data hygiene and enhancement software which was developed to clean our customers house files or other files by matching their databases against our databases online. Customer Analyzer and Prospect Builder(TM) analyzes the customer base of our clients and delivers prospects that have similar characteristics. Due to the fact that infoUSA is the only company with a combined database of 250 million consumers and 14 million businesses, we are the only company that can offer this type of application to our customers.

      BUSINESS STRATEGY

      There are approximately 14 million businesses in the United States and Canada. All of these businesses are looking for cost effective solutions to find new customers and increase their sales, especially during the slow economy.

      Our strategy is to be the leader in proprietary databases of businesses and consumers in the United States and Canada, and produce innovative products and services to meet the needs of these 14 million businesses for finding new prospects and increasing their sales. The information provided by our databases is integral to the decision-making process for businesses. Our organization is divided into five distinct groups; our Database Compilation and Update Group; our Small Business Group; our Consumer Products Group; our Large Customer Group; and our Database Licensing Group, where we license our data to Internet companies and value-added resellers. Finally, we utilize the Internet for distribution of our proprietary content and business credit reports. We believe the Internet complements our core business and in the future will be a dominant distribution channel, which expands our marketplace by allowing small businesses and consumers worldwide to access our databases and purchase information with more frequency.

      The Company's introduction of infoConnect and Customer Analyzer and Prospect Builder is targeted toward the small business and sales people. These Internet based technologies will help them find new prospects and grow their sales at a fraction of the cost of their existing prospecting methods, such as trade show, print advertising, billboard, television and radio advertising.

      DATABASE COMPILATION AND UPDATE GROUP

      It is our strategy to add valuable depth to our proprietary databases. Content is king, and we believe we have the finest content available. We believe that we are the only company that offers proprietary databases of both businesses and consumers, compiled and updated under one roof. We use thousands of sources and hundreds of proprietary processes developed over the last thirty years to compile and enhance our databases. We employ nearly 500 people, and spend over $50 million annually to create, maintain, enhance and deliver our databases.

      BUSINESS DATABASE. Our proprietary business database contains information on nearly 14 million businesses in the United States and Canada. The database contains a wealth of information about businesses such as: NAME, ADDRESS, PHONE NUMBER, SIC CODES, NUMBER OF EMPLOYEES, BUSINESS OWNER AND KEY EXECUTIVE NAMES, CREDIT SCORE and SALES VOLUME. We also PROVIDE FAX and TOLL FREE NUMBERS, WEBSITE ADDRESSES, E-MAIL ADDRESSES, HEADLINE NEWS, and PUBLIC FILINGS including liens, judgments and bankruptcies. Our data can be broken down into various product segments such as Small Business Owners, Small Business Owners at Home, Big Businesses and their Corporate Affiliations, Growing Businesses, and Female Business Owners. Additionally, vertical industry data segments are created such as Physicians and Surgeons, Schools, Restaurants, Places of Interest, Churches, and Government Offices.

      We compile the business information from over 15,000 sources. Sources such as the yellow pages and telephone directory white pages, are used to identify businesses for inclusion in the database. Other sources, such as primary telephone research surveys, are used to enhance the database with key data elements like names of executives, primary SIC code, number of employees, fax numbers and Internet addresses. Additional sources, such as annual reports, SEC filings and public filings, are used to update the database with liens, judgments, bankruptcies, headline news, commercial debtor data, changes in leadership, address changes, corporate affiliation changes and the like. In addition, we use information licensed from the United States Postal Service's National Change of Address (NCOA) and Delivery Sequence File (DSF) to update and maintain our business database. Accuracy is the most important characteristic of any database, and our database is approximately 95% accurate at any given time, which we believe is the highest degree of accuracy in the industry.

      We continuously enhance our databases. In the last year we have increased the number of executive e-mail addresses, toll free numbers, new businesses, web addresses and fax numbers. We continue to add new data content from expanded compilation, verification and acquisition initiatives. The Company has continued to invest in core processes and technologies that enable our customers to access in real-time the most current data possible.

      CONSUMER DATABASE. With the acquisition of Donnelley Marketing in 1999, we acquired over 85 years of database compilation technology and proprietary models. We have further built upon this foundation to create what we believe is the most comprehensive and accurate consumer database in the industry. Key elements in our database include names, addresses, phone numbers, age, income, marital status, presence of children, active bank cards, religion, ethnicity, purchasing power, affluence models, length of residence, dwelling type and size, home value/mortgage amount, vehicle data, and dozens of self-reported behavioral and lifestyle elements.

      The foundation of the consumer database begins with the compilation of all households listed in telephone directories and other public sources such as real estate records. This core data source is compiled with the highest accuracy standards in the industry. The white page file is then enhanced with over 1.8 billion records from public sources and proprietary third parties to add individuals not listed in the telephone directories and to further enhance the records with demographic and psychographic data required to segment consumer prospects. The end result is a database of approximately 250 million consumers, 115 million households, and 55 million homeowners. In addition, we offer other specialty consumer files including New Homeowners, New Movers, Occupant Addresses, Bankruptcies, Tax Liens and Judgments.

      Our e-Shareforce database is comprised of self-reported psychographic and demographic information collected via electronic surveys over the Internet. Information obtained through the Internet is timely, less expensive and the respondents have all provided the information voluntarily. Respondents to the e-survey provide information regarding purchase intention and habits, lifestyle characteristics and product usage. The combination of our traditional Shareforce database and our new e-Shareforce database consists of a total of over 38 million households. Our marketing material has expanded our e-Shareforce brand to include many of our other business and consumer niche databases.

      The Mastermatch file is the largest, most comprehensive multi-sourced consumer enhancement tool for appending consumer data to our client's customer databases at both a household and individual level. This database allows customers to achieve the highest match rates possible for database-enhancement purposes.

      Privacy Issues and Consumer Data. infoUSA utilizes public record information and self-reported information provided by the consumer in order to create marketing solutions for our clients. We do not use any credit history, confidential purchasing or health related data on consumers as a part of our database.

      Effect of Internet on Data Compilation. In 2001 we continued to use Internet opt-in consumer surveys, which allow consumers to volunteer lifestyle and buyer behavior information that can be used to assist web marketers in targeting advertising to best meet their needs. This self-reported survey information can be obtained on the Internet with more speed, greater accuracy and at lower cost than mail-based surveys.

      PRODUCTS AND SERVICES DERIVED FROM THE DATABASE

      We create many products and services from our database to meet the needs of millions of potential customers. From our databases of 14 million businesses in the United States and Canada and 250 million consumers in the United States we produce products such as prospect lists, mailing labels, 3 x 5 cards, diskettes, printed directories, consumer products, business credit reports, and many other products and services. We also offer our information on the Internet through our various websites, such as infoUSA.com, ListBazaar.com, BusinessCreditUSA.com, MrPoll.com and DBLink.com. Our products and data processing services are used by customers identifying and qualifying prospective customers, initiating direct mail campaigns, telemarketing, analyzing and assessing market potential, monitoring the effectiveness of marketing efforts and surveying competitive markets in order to find new customers and increase their sales at low costs. We are organized around four customer groups: Small & Medium Business Group, Consumer Products Group, Large Business Customers Group and the Data Licensing Group. Our products and services are designed for the unique needs of each group.

      OUR CUSTOMERS AND POTENTIAL MARKETS

      SMALL & MEDIUM BUSINESS GROUP

      We estimate our primary potential market to be approximately 6 million small businesses. This group concentrates on the needs of small to medium size businesses, small office and home office businesses and aspiring entrepreneurs. Our products and services help small businesses analyze their existing customers, identify new markets and grow their businesses. The products may also be used to locate suppliers, look up business credit reports and for other marketing and reference purposes. The products and services for the Small Business Group are as follows:

      Prospect Lists, Mailing Labels, and Sales Lead Products. These products are used by customers who request specific information and formats, such as mailing labels or diskettes. We produce sales lead generation products using a combination of customized sorting criteria to meet the customer's specific marketing objectives for their geographic area.

      Electronic Delivery of Products. We deliver sales lead generation products using a variety of electronic formats, including diskettes formatted for most common software applications, magnetic tape media, DVD's, CD's, and Internet delivery of files through infoUSA.com.

      Sales Leads on the Internet. infoUSA.com: Our customers can buy all of our databases on the Internet, 24 hours a day, 7 days a week. The customer has the ability to search the database by any geographical area they have targeted and no minimum order size is required.

      Monthly Updates. Our databases change by over 65% annually. As a result, our customers have a need to periodically refresh their customer and marketing databases. That is why we offer a subscription program that provides customers with a prospect database and monthly updates including new leads for the market area, changes to the original database, and a list of companies that have gone out of business. We also offer monthly updates using Internet delivery.

      Business Directories and DVD/CD Products. Many of our customers are small businesses that sell to other businesses within a specific geography. They use our printed business directories bundled with the data on DVD/CDs. Our customers use them for lead generation, telemarketing and reference purposes. Our plan is to offer an interface with our web site along with Internet access with these DVD/CDs to offer our customers complete flexibility for one price.

      Business Credit Directories and Reports. Our business credit directories include a printed directory bundled with a DVD/CD. The product is used by customers for making credit decisions, verifying company information, assisting in collection support, and identifying potential new customers. Business Credit Reports and other products can also be purchased individually on the Internet, currently three dollars for each report or on a subscription basis.

      Customer Analyzer and Prospect Builder. Our research and development efforts over the last two years to offer a complete Internet based sales and marketing tool for small business owners and sales people are bearing fruit. The Internet is an ideal environment for small businesses since it does not require any software installation or updates. This product is still in the development stage but it aims to combine CRM with analysis of existing customers database and generate prospects that look like their preferred customers. The service will also provide customized lead generation, business credit reports and direct mail services through a subcription-based service that is purely web based.

      Polk Directories. Since 1870, The Polk City Directory(R) has been the trusted brand for providing residential, demographic, and business data information to small and medium businesses across the U.S. Annually, over 900 versions of the directory are produced and delivered in hard cover book and CD-ROM format. Sales of these products are generated from the 200 plus field sales representatives, 20 plus telemarketing sales representatives, and on-going direct mail programs. Polk Directories' 110,000 customers cover a wide range of industries including: service, financial, and retail businesses.

      - The Polk City Directory(R) consists of seven directories in one, designed to help businesses save time by planning sales calls efficiently, saving money by reducing undeliverable mail, and increasing sales by identifying prospects.

      - InfoTYME(R), our CD-ROM version of The Polk City Directory(R), allows the customer to quickly search and select prospects, download prospect records into other applications for lead generation programs, and produce labels for telemarketing or direct mail campaigns.

      infoUSA acquired Polk Directories in the fourth quarter of 2001. Polk Directories provides us with another major channel for the sales and distribution of related infoUSA directory and list services products. We plan to offer Internet access and more directories in more cities to our subscribers.

      CONSUMER & SMALL OFFICE - HOME OFFICE (SOHO) MARKETS GROUP

      Consumers need our information for various applications such as directory assistance, job search, travel planning, sales leads and general reference purposes. These products come in the form of DVD/CD and are currently priced between $9.95 and $119.00. The popular labels are Select Phone, PowerFinder, Directory Assistance USA, Caller ID, Yellow Pages USA, Streets USA and Business Credit Ratings USA. Consumer products are sold through over 5,000 retail outlets in North America, including Office Depot, Staples, CompUSA, Best Buy, Costco, Fry's Electronics, Electronics Boutique, Micro Center and Future Shop. A good percentage of the consumers who buy these products register them with us and sign up for a subscription to receive annual renewals.

      LARGE BUSINESS GROUP

      Our Large Customer group is comprised of Donnelley Marketing and Walter Karl. Donnelley Marketing is one of the nation's leading direct marketing solution providers, targeting medium and large size firms where quality data and customer service count. Our mission is to help businesses find new customers, grow their sales, reduce selling costs and become more profitable. Donnelley's reputation has been built by delivering consistent results to clients for 85 years.

      Donnelley Marketing serves a variety of industries including traditional direct marketers, packaged goods, retailers, financial institutions, telecommunications, utilities, technology, fund raising, automotive and catalog companies. Donnelley Marketing maintains over 300 marketing databases, processes over 50 billion records annually, creates 200 custom models each year and delivers personalized customer care to more than 2,000 customers.

      Our goal in 2001 was to increase client access to our databases and data processing services while reducing turnaround time and lowering costs. We were pleased to announce the introduction of infoConnect(TM) ONE PASS. infoConnect(TM) ONE PASS is an Internet driven software which performs data cleansing and enhancement services online. In the past, customers used to send the tapes to us and we would match those tapes against our databases and send them back to the customers in days or weeks. Now, they can do it online, 24 hours a day, seven days a week. Not only does it save our customers money, but our fulfillment costs are lower. We are in the process of transitioning our clients to a recurring revenue model through this automated system. This offering is attractive to large, medium and small organizations.

      infoConnect(DM) ONE PASS provides online, real-time data enhancement and file cleansing access to the following databases:

      - 250 Million National Consumer Database - the industry's largest and most comprehensive consumer database.

      - 14 Million National Business Database - the world's finest business content.

      - 15 Million National Privacy Database - provides marketers with the ability to eliminate people who will not respond to their offer.

      - All Major USPS Data Hygiene Databases - Donnelley Marketing licenses all five of the major United State Postal Service data hygiene databases.

      2001 also proved to be a highly successful year for our client marketing database unit. MarketZone DS, a closed loop, Internet enabled, fully relational database tool for decision support, campaign management and execution system, provided our new clients the ability to identify new prospects and reduce costs while managing their customer relationship. MarketZone DS is an e-CRM (customer relationship management) solution that integrates the entire suite of Donnelley Marketing products to create real-time customer content integration.

      CatalogVision(TM), a division of Donnelley Marketing, has been specializing in the catalog marketing industry for over 25 years.

      Walter Karl, a division of Donnelley Marketing, provides list management services to a variety of list owners. Our special integrated, targeted marketing programs develop list rental usage in the broadest range of potential markets. With the list brokerage business, Walter Karl sources and sells specialty lists to a wide range of businesses in many industries.

      DATABASE LICENSING GROUP

      Countless applications exist for infoUSA's business and consumer data. The quality and integrity of our databases are what make infoUSA properties the most reliable and useful for value-added resellers. infoUSA data is behind the scenes of numerous products and services of leading companies in a variety of industries. infoUSA has long been the core data provider for over 90% of Internet directory services including AOL and Yahoo!. The infoUSA database also powers in-car navigation/telematics systems found in select GM, Acura, Lexis and Mercedes vehicles. Leading GIS (geographic information system) and mapping companies incorporate infoUSA data into their products. Most of the country's leading third-party transaction processors and providers of intelligence for businesses and government use infoUSA data to serve the informational needs of their financial clients. Established marketing and analytical companies, like VNU and Claritas, continue to use infoUSA data in their applications.

      DISTRIBUTION CHANNELS

      We sell our products and services through direct mail, telemarketing and a large team of Account Executives. We also sell through value added resellers and various websites, such as infoUSA.com, DBLink.com, MrPolk.com, ListBazaar.com and BusinessCreditUSA.com. The sales channels used by us vary by product. We currently employ over 200 sales executives who work with our customers.

      INTERNET STRATEGY

      The Company views the Internet as a dominant and important distribution channel for its information in the future. As the owner of the content, infoUSA is uniquely able to use its content for exploitation of this wonderful channel. We use many website addresses to sell our products and services, such as infoUSA.com, DBLink.com, MrPolk.com, ListBazaar.com and BusinessCreditUSA.com.

      During 2002, the Company launched a revolutionary software called Customer Analyzer and Prospect Builder(TM). This Internet based tool will help small business owners and salespeople to find prospects just like their customers. Most business owners don't know what their current customers are like, and how to find prospects just like their customers. This proprietary software developed by the Company takes the guesswork out of finding new prospects. The customer sends the phone numbers of its existing customers to the Customer Analyzer and Prospect Builder(TM) software. The phone numbers can be of businesses or consumers or both. The software matches the phone numbers of the customers to infoUSA's business database of 14 million businesses and 250 million consumers. The business customers are analyzed by modeling software that takes into account number of employees, sales volume, credit rating code, years in business etc. The consumer customers are analyzed by such factors as age, income, home value and other characteristics. At the completion of the analysis the customer can see their prospects on the web and choose prospective customers by any zip code, city, state or county. They can preview the names and cherry pick only the prospects they want and save the rest for later. The software also suppresses their existing customers.

      infoConnect(DM) ONE PASS is a state-of-the-art, scalable, on-line, real-time system enabling clients to integrate data from multiple touch points across their enterprise. infoConnect presents an elemental evolution in customer integration and sets a new standard in delivering speed, accuracy, and customer information management.

      We have websites for all our divisions which are selling their products and the products of other divisions on the web. We are sending approximately 10 million e-mails per month to advertise our web sites.

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

      The Omaha Data Center supports our Sales Order Entry systems, contact management system, several Internet website systems, electronic data delivery systems, company enterprise systems (e.g. email, file/print servers) and accounting systems. Sales Order Entry and accounting systems run on a midrange IBM AS/400 and two SUN UNIX machines. Contact Management is loaded on a SUN system. The Internet websites reside on approximately 18 SUN and 13 DELL servers. Electronic data delivery systems run on 6 SUN servers. Enterprise systems are driven by DELL servers running Microsoft NT. This center is also the home for the Local and Wide Area Network connectivity for desktop computers in the Omaha facility. Data communications are provided by ATM on an OC3 SHNS ring between the Ralston - Papillion - Carter Lake facilities, a 12 Meg Internet pipe transported on ATM riding a new OC12 SHNS network, and connectivity to the other data centers and remote offices. This center also contains a Nortel Option 81 PBX for telephone and ACD services within the facility. MCIWorldcom and Qwest provide telephone service over diverse access points into the facility. The Omaha data center is protected by a fire suppression system and a battery backup system. Business and financial data is backed up daily and stored off-site.

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

      The Greenwich Data Center, in addition to providing mainframe distribution services, houses eight midrange UNIX Servers, five midrange OpenVMS Servers, multiple high-end NT Servers, and a large PC/LAN Network. A Nortel Option 61 PBX provides telephone services for the facility. The facility also maintains direct connectivity to the Internet and a WAN connection to all other Company computer facilities. All midrange and mainframe class computers are used to service direct marketing needs to large and mid-sized clients, many in the fortune 500 marketplace. The mainframe is used in every aspect of direct marketing computer services while the mid-range systems are used in a client server or three tiered architecture to house relational database marketing files. All systems are available on a seven day, twenty-four hours a day basis.

      INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

      For more than 85 years, Donnelley Marketing, and over the last 30 years, infoUSA have developed a lot of processes, software, techniques and models that are unique, sophisticated and proprietary. Our databases are copyrighted, and we depend on trade secret and non-disclosure safeguards for protection of our intellectual property. We distribute our products under agreements that grant customers a license to use our products in the ordinary course of their businesses and contain terms and conditions prohibiting the unauthorized reproduction of our products. In addition, we generally enter into confidentiality agreements with our management and programming staff and limit access to and distribution of our proprietary information. There can be no assurance that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or independent third party development of substantially similar products and technology. We believe, however, that legal protection of our database and software is less significant than the knowledge and experience of our management and personnel, and their ability to develop and market existing and new products and services to millions of customers.

      COMPETITION

      The business and consumer marketing information industry is highly competitive. We believe that competition in our industry is based on the quality and comprehensiveness of the information provided, the ability to deliver the information in products and formats that the customer needs, the distribution channel and to a lesser extent, on the pricing of information products and services. We also believe that the ability to provide proprietary consumer and business databases along with data processing and database marketing services is a key competitive advantage. A number of competitors are active in specific aspects of our business. In business sales lead products and credit report market, we face competition primarily from Dun & Bradstreet. Dun & Bradstreet, relies upon information compiled from its credit database. In consumer sales lead products, we compete primarily with Acxiom, Experian and Equifax, both directly and through reseller networks. In data processing services, we compete primarily with Acxiom, Experian and Harte-Hanks Data Technologies.

      EMPLOYEES

      As of December 31, 2001, we employed a total of 1,896 people on a full-time basis. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The current executive officers of the Company are as follows:

            NAME                         AGE                  POSITION
            ----                         ---                  --------
            Vinod Gupta...............    55     Chairman of the Board and Chief Executive Officer
            Stormy L. Dean............    44     Chief Financial Officer
            Scott C. Roberts..........    36     Corporate Controller
            Fred Vakili ..............    48     Chief Administration Officer
            Allen F. Ambrosino........    58     President, Donnelley Marketing
            D. Joseph Thayer..........    35     President, Small Business Group
            Monica Messer.............    39     President and Chief Information Officer, Database and Technology Group
            William L. Kerrey.........    53     Senior Vice President, Licenses
            Ed C. Mallin .............    52     President, Walter Karl
            Michael J. Morreale ......    37     Vice President, Donnelley Marketing
            Hans A. Vermandel ........    49     Vice President, Donnelley Marketing

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

      Stormy L.Dean has served as Chief Financial Officer since January 2000. He has also served as the Corporate Controller from September of 1998 until January 2000 and as the acting Chief Financial Officer from January 1998 to August 1998. From August 1995 to September 1998, Mr. Dean served as the Company's tax director. Prior to that, Mr. Dean worked in the Tax Department of Peter Kiewit Sons Inc., a construction and telecommunications company, from January of 1990 until joining the Company in August of 1995. Mr. Dean holds a B.S. in Accounting from the University of Nebraska at Omaha, an M.B.A from the University of Nebraska at Omaha, and a Certified Public Accountant certificate.

      Scott C. Roberts has served as Corporate Controller since joining the company in February 2000. From August 1995 until February 2000, Mr. Roberts was the controller for the Life Cycle Services division of Inacom Corp, a technology management services company headquartered in Omaha, Nebraska. From May 1991 until August 1995 Mr. Roberts was the Director of Internal Audit for First National of Nebraska, Inc., a multi-billion dollar bank holding company. Mr. Roberts holds a B.S. in Accounting from the University of Nebraska at Omaha and is a Certified Public Accountant (inactive registrant) in the state of Nebraska.

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

      Allen F. Ambrosino has served as President of Donnelley Marketing since September 2000, as Executive Vice President of Donnelley Marketing from July 1999 to September 2000, and as President of Database America (DBA) from November 1991 to July 1999. The Company acquired DBA in February 1997. Mr. Ambrosino holds a B.S. in Business Administration from Fairleigh Dickinson University.

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

      William L. Kerrey has served as Senior Vice President, Licenses since August 1994, and as a Vice President from 1989 to August 1994. Mr. Kerrey holds a B.S. in Economics, a B.S. in Spanish and an M.S. in Agronomy from the University of Nebraska.

      Edward C. Mallin has served as President of Walter Karl since June 1998, as Executive Vice President of the National Accounts Division from January 1997 to June 1998 and as President of Compilers Plus from January 1990 to May 1998. Prior to that, Mr. Mallin was Executive Vice President of Compilers Plus which the Company acquired in January 1990. Mr. Mallin holds a B.A. in History from the University of Bridgeport and an M.A. in Business Administration from New York University.

      Michael J. Morreale has served as Executive Vice President and Chief Operating Officer of Donnelley Marketing since July 1999. Prior to the Company's acquisition of Donnelley Marketing in July 1999, Mr. Morreale held the position of Senior Vice President, General Manager from April 1997. Mr. Morreale was responsible for leading Donnelley Marketing's sales, marketing, and operations functions. Since 1987, Mr. Morreale has held various corporate, financial and operating positions in the information industry. Mr. Morreale is a summa cum laude graduate of Long Island University and is a graduate of Columbia University's Graduate School of Business Senior Executive Program.

      Hans A. Vermandel has served as Vice President and General Manager of Donnelley Marketing since January 2001, and as Senior Vice President and National Sales Manager of Donnelley Marketing from July 1999 to January 2001. Mr. Vermandel served as Vice President and National Sales Manager for the Company's National Accounts division from September 1998 to July 1999, and as a Regional Vice President and Regional Sales Manager from March 1994 to September 1998. Before joining the Company in March 1994, Mr. Vermandel spent 18 years at the Dun & Bradstreet Corporation in a variety of sales and sales management capacities. Mr. Vermandel holds B.S. degrees in both Marketing and Management from The University of Pennsylvania, Wharton School of Economics and Finance.

ITEM 2. PROPERTIES

      Our headquarters are located in a 148,000 square foot facility in Omaha, Nebraska, where we perform sales and administrative activities. Order fulfillment and shipping is conducted at our 30,000 square foot Carter Lake, Iowa facility, which is located 15 miles from our headquarters. Administration and management are also located in a 24,000 square foot facility in Omaha, Nebraska, which is adjacent to our sales and administration facility. Data compilation, telephone verification, data and product development, and information technology services are conducted at our 130,000 square foot Papillion, Nebraska facility which is located about 5 miles from our headquarters. Donnelley Marketing catalog sales operations are performed in a 40,000 square foot location in Marshfield, Wisconsin. We own these facilities, as well as adjacent land at certain locations for possible future expansion.

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

ITEM 3. LEGAL PROCEEDINGS

      During 2001, the Company settled legal issues totaling $1.1 million in connection with arbitration of two contractual disputes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      Our Common Stock, $0.0025 par value, is traded on the NASDAQ National Market System under the symbol IUSA.

      The following table sets forth the high and low closing prices for our Common Stock during each quarter of 2001 and 2000.

                                  COMMON STOCK

                                              HIGH        LOW
                                            --------   --------
                  2001
                   Fourth Quarter....       $   6.94   $   4.00
                   Third Quarter.....       $   6.75   $   3.84
                   Second Quarter....       $   6.00   $   3.95
                   First Quarter.....       $   5.13   $   2.25
                  2000
                    Fourth Quarter...       $   4.69   $   2.06
                    Third Quarter....       $   8.38   $   4.81
                    Second Quarter...       $   9.31   $   4.75
                    First Quarter....       $  17.19   $   9.13

      As of March 11, 2002, there were 133 stockholders of record of the Common Stock, and an estimated additional 4,500 stockholders who held beneficial interests in shares of common stock registered in nominee names of banks and brokerage houses.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended December 31, 2001 are derived from the Company's audited Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. The Company has made several acquisitions since 1997 that would affect the comparability of historical data. See Management's Discussion and Analysis of Financial Condition and Results of Operations. The Consolidated Financial Statements as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, are included elsewhere in this Form 10-K.

                                                                                        YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------------------
                                                                     2001         2000           1999          1998         1997
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
         CONSOLIDATED STATEMENT OF OPERATIONS DATA:
         Net sales ...........................................    $ 288,738     $ 305,668     $ 265,853     $ 228,678     $ 193,327
         Costs and expenses:
           Database and production costs .....................       80,880       101,831        78,644        66,319        55,090
           Selling, general and administrative ...............      112,402       149,721       108,435       117,724        80,203
           Depreciation of operating assets ..................       17,873        20,005        12,872         9,325         6,754
           Amortization of intangible assets (1) .............       30,254        32,190        22,061        18,147        27,661
           Impairment of assets(2) ...........................           --         2,135         5,599            --            --
           Acquisition costs(3) ..............................          493         2,287         4,166         3,643         2,598
           Non-cash stock compensation .......................          448         3,113            --            --            --
           Restructuring charges(4) ..........................        4,899         5,800            --         2,616            --
           Provision for litigation settlement(5) ............        1,104            --            --         4,500            --
           In-process research and development(6) ............           --            --            --         3,834        53,500
                                                                  ---------     ---------     ---------     ---------     ---------
                 Total costs and expenses ....................      248,353       317,082       231,777       226,108       225,806
                                                                  ---------     ---------     ---------     ---------     ---------
         Operating income (loss) .............................       40,385       (11,414)       34,076         2,570       (32,479)
         Other income (expense):
           Investment income .................................          953         1,250        14,196        16,628         3,748
           Interest expense ..................................      (25,285)      (26,651)      (18,579)       (9,160)       (4,098)
           Minority interest income ..........................          282         6,294            --            --            --
           Gain on issuance of subsidiary stock(7) ...........           --        14,634         8,886            --            --
           Other .............................................           --            --            --        (2,000)           --
                                                                  ---------     ---------     ---------     ---------     ---------
         Income (loss) from continuing operations before
           income taxes, extraordinary item and cumulative
           effect of change in accounting principle ..........       16,335       (15,887)       38,579         8,038       (32,829)
         Income tax expense ..................................       11,371         1,320        14,047         5,880         6,987
                                                                  ---------     ---------     ---------     ---------     ---------
         Income (loss) from continuing operations before
           extraordinary item and cumulative effect of a
           change in accounting principle ....................        4,964       (17,207)       24,532         2,158       (39,816)
         Loss from discontinued operations (8) ...............           --        (4,160)       (1,474)           --            --
         Extraordinary item, net of tax (9) ..................           --            --           128            --            --
         Cumulative effect of a change in accounting
           principle, net of tax (10) ........................           --       (10,266)           --            --            --
                                                                  ---------     ---------     ---------     ---------     ---------
         Net income (loss) ...................................    $   4,964     $ (31,633)    $  23,186     $   2,158     $ (39,816)
                                                                  =========     =========     =========     =========     =========
         Basic earnings (loss) per share from continuing
            operations .......................................    $    0.10     $   (0.34)    $    0.51     $    0.04     $   (0.82)
                                                                  =========     =========     =========     =========     =========
         Diluted earnings (loss) per share from continuing
            operations .......................................    $    0.10     $   (0.34)    $    0.51     $    0.04     $   (0.82)
                                                                  =========     =========     =========     =========     =========
         Basic earnings (loss) per share .....................    $    0.10     $   (0.63)    $    0.48     $    0.04     $   (0.82)
                                                                  =========     =========     =========     =========     =========
         Diluted earnings (loss) per share ...................    $    0.10     $   (0.63)    $    0.48     $    0.04     $   (0.82)
                                                                  =========     =========     =========     =========     =========
         Weighted average shares outstanding - basic .........       50,651        50,304        48,470        49,314        48,432
                                                                  =========     =========     =========     =========     =========
         Weighted average shares outstanding - diluted .......       50,651        50,304        48,613        50,215        48,432
                                                                  =========     =========     =========     =========     =========
         OTHER DATA:
         Earnings before interest, taxes, depreciation and
           amortization ("EBITDA"), as adjusted(11) ..........    $  88,960     $  46,029     $  74,608     $  33,876     $  55,436
                                                                  =========     =========     =========     =========     =========
         CASH FLOW DATA:
         Net cash provided by operating activities ...........    $  54,549     $  36,151     $  30,995     $  16,742     $  30,256
                                                                  =========     =========     =========     =========     =========
         Net cash used in investing activities ...............      (32,028)      (29,491)     (200,071)      (36,626)      (99,932)
                                                                  =========     =========     =========     =========     =========
         Net cash from (used in) financing activities ........      (39,832)        4,187       150,319        38,834        72,832
                                                                  =========     =========     =========     =========     =========

                                                                                             DECEMBER 31,
                                                                  -----------------------------------------------------------------
                                                                     2001         2000           1999          1998         1997
                                                                  ---------     ---------     ---------     ---------     ---------
             CONSOLIDATED BALANCE SHEET DATA:
             Working capital .................................    $  (3,670)    $  19,943     $  40,899     $  70,157     $  60,007
             Total assets ....................................      419,088       463,545       473,344       270,773       194,911
             Long-term debt, including current portion .......      225,670       258,652       277,522       128,259        82,000
             Stockholders' equity ............................       95,797        90,970       110,811        88,247        80,236

----------

      (1) Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and certain provisions of SFAS No. 141, "Goodwill and Other

            Intangible Assets." As required by SFAS 141 and SFAS 142, goodwill of $23.6 million resulting from the acquisitions of the Polk City Directories business and the minority interests of infoUSA.com are not subject to amortization.

      (2) During 2000, the Company recorded a write-down of $2.1 million for certain capitalized software development costs, fixed assets related to the abandoned infoPIX business photograph project, as well as proposed public offering and leasehold improvement costs of infoUSA.com, a subsidiary of the Company.

            During 1999, the Company recorded a write-down of $3.9 million on the Company's existing consumer database due to the acquisition of Donnelley Marketing and a write-down of $1.7 million on leasehold improvements and in-process construction projects due to the move of the Company's data processing operations from Montvale, NY to Greenwich, CT.

      (3) Includes the following acquisition costs: 1) $0.5 million for the acquisition of Polk City Directories from Equifax, Inc (2001) 2) $1.8 million for the attempted acquisition of the consumer database division of R.L. Polk and $0.5 million related to the acquisitions of idEXEC, American Church Lists and Getko Direct Response (2000) 3) $4.2 million associated with the acquisition and integration of Donnelley Marketing (1999), 4) $3.0 million of costs associated with the Company's bid to acquire Metromail Corporation and $0.6 million associated with the Company's offering to sell Common Stock which was not completed (1998), and 5) $2.6 million associated with the acquisition and integration of DBA Holdings, Inc. ("DBA") and Pro CD
            (1997). These costs are not direct costs of acquisition. Rather, these are general and administrative costs incurred in connection with the integration of these businesses.

      (4) During 2001, the Company recorded the following restructuring charges: 1) $2.1 million severance costs for approximately 265 employees terminated during 2001, and 2) estimated lease termination costs of $2.8 million associated with the infoUSA.com Foster City, California location.

            During 2000, the Company recorded the following restructuring charges: 1) $2.1 million severance costs for approximately 350 employees terminated during December 2000, and 2) estimated lease termination costs of $3.7 million associated with the infoUSA.com Foster City, California location.

            During 1998, the Company recorded the following restructuring charges: 1) $1.4 million related to the Company's compilation and sales activities for new businesses, and 2) $1.2 million related to certain cost reduction measures enacted by the Company.

      (5) During 2001, the Company settled legal issues totaling $1.1 million in connection with arbitration of two contractual disputes.

            During 1998, the Company incurred $4.5 million in damages awarded to Experian Information Solutions, Inc. in connection with arbitration of a contractual dispute.

      (6) Includes the following charges for purchased in-process research and development costs associated with the acquisitions of Walter Karl, Inc. of $3.8 million (1998), DBA of $49.2 million (1997), and Pro CD of $4.3 million (1997).

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

                                                                   FOR THE YEARS ENDED
                                                         --------------------------------------
                                                         DECEMBER 31,              DECEMBER 31,
                                                             1999                      1998
                                                         ------------              ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                 Net sales........................        $  261,466                $  226,754
                 Net income from continuing
                  operations......................        $   21,812                $      965
                 Basic earnings per share.........        $     0.45                $     0.02
                 Diluted earnings per share.......        $     0.45                $     0.02

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      infoUSA is a leading provider of business and consumer information, data processing and database marketing services. The Company's key assets include proprietary databases of nearly 14 million businesses and 250 million consumers in the United States and Canada. We believe our proprietary content is the most comprehensive and accurate data available. We leverage these key assets by selling through multiple distribution channels to over 4 million customers, which include small and medium-size businesses, Fortune 1000 companies, consumers, and Internet users.

      Operating costs increased significantly from 1999 to 2000, due to our execution of the planned expansion of certain Internet initiatives, including infoUSA.com, BusinessCreditUSA.com, Videoyellowpages.com and ListBazaar.com. Most of the operating cost increase was due to selling, general and administrative expenses, whereas database and production costs increased moderately. For the year ended December 31, 2000, net sales for the four Internet divisions increased $10.0 million, or 64% from the year ended December 31, 1999, although total operating costs for the Internet divisions increased $33.9 million to $41.3 million, or 457% from the year ended December 31, 1999. Marketing costs specific to the Internet initiatives represent the principal source of the increase.

      During the fourth quarter of 2000, the Company reevaluated its Internet strategy. The Company realized spending was too high on advertising and brand activities that were not profitable. The Company cut back on investments in all four Internet initiatives. The operations of Videoyellowpages.com were discontinued in December of 2000, as the Company realized it did not have the resources required to make this idea succeed. The Company dramatically cut back the marketing expenses in BusinessCreditUSA.com and ListBazaar.com. businesses and rolled them back into the core business. Leveraging off of the high traffic from the infoUSA.com and our partner's website, we have been able to make BusinessCreditUSA.com and List Bazaar.com profitable.

      We also reduced the staff and infrastructure in infoUSA.com. The issuance of subsidiary stock to outside investors allowed the Company to execute our planned expansion of infoUSA.com without affecting working capital of core business operations. However, the dramatic changes in the Internet market required us to focus on preserving the remaining investment and revise our strategy to that of turning infoUSA.com into a profitable subsidiary. infoUSA.com reduced its staff from approximately 85 people to 15 people by the end of 2000, with most of the administrative, overhead and support functions being rolled back under the parent company. Effective August 30, 2001, the Company eliminated the minority interest of infoUSA.com, through the acquisition of assets. For the year ended December 31, 2001, operating costs for the 3 remaining Internet divisions decreased $35.1 million to $6.2 million, from the year ended December 31, 2000.

      During 2001, the large business segment continued to experience softer customer demand due to the macroeconomic downturn that began in the fourth quarter of 2000. As a result, some of its Fortune 1000 customers were impacted by budgetary constraints and forced to postpone capital spending decisions. Therefore, the large business segment cut costs to be in line with reduced revenue expectations. The large business segment has reduced its operating cost structure and is well positioned to continue to focus on expense control and profitable revenue growth through the development and introduction of innovative new products. These include the recently introduced infoConnect(DM) ONE PASS that provides for automated data enhancement and file cleansing services, and MarketZone DS, a premier e-CRM solution that integrates the entire suite of Donnelley products to create a real-time customer content integration and decision support tool.

      The Company had previously made certain disclosures relative to the continuing results of operations of acquired companies where appropriate and possible. However, the Company has immediately integrated the operations of the acquired companies into existing operations of the Company for all acquisitions completed since 1997. Generally, the results of operations for these acquired activities are no longer separately accounted for from existing activities. The Company cannot report on the results of operations of acquired companies upon completion of the integration as the results are "commingled" with existing results. Additionally, upon integration of acquired operations, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales by acquired business units of existing products.

      CRITICAL ACCOUNTING POLICIES

      Our significant accounting policies are described in Note 2 to the audited Consolidated Financial Statements. Of those policies, we have identified the following to be the most critical because they are the most important to our portrayal of our results of operations and financial condition and they require management's most difficult, subjective or complex judgments:

      - Revenue recognition and related estimates of valuation allowances for doubtful accounts, sales returns and other allowances;

      -     Database acquisition, development and maintenance expenses; and

      -     Valuation of long-lived and intangible assets and goodwill.

      Revenue recognition. Our revenue has historically been derived predominantly through the sale of customized sales lead generation products. We have successfully capitalized on new markets and applications for our proprietary databases, as our company expanded product and service offerings. We began to recognize significant revenue from data processing services in 1997, following the acquisition of Database America and continued expanding our data processing revenue with the acquisition of Donnelley Marketing in July of 1999. The acquisition of Donnelley Marketing enhanced our proprietary consumer database and database marketing services. The merger made us the only company in our industry to offer proprietary business and consumer data, data processing, and database marketing services and gave us the ability to offer complete solutions and fulfill substantially all the database, data processing, and database marketing needs of our Fortune 1000 customers. With the expansion of our Consumer Products Division, and the acquisition of Pro CD and Digital Directory Assistance, revenue from consumer CD-Rom products increased substantially between 1993 and 1997. Retail sales of consumer products generate leads for our subscription sales department which is highly profitable. Walter Karl was acquired in 1998 and combined with JAMI Marketing Services to form what is now know as Walter Karl, our list brokerage business. Finally, the Company has recognized strong Internet license revenue and Internet content sales since 1999 and believes there is significant opportunity to expand the market for our products and services over the Internet. We estimate that no customer represented greater than approximately 4% of net sales in 2001. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

      Approximately 53% of our revenue is recognized when the product is shipped to the customer. This revenue recognition policy applies to prospect lists, mailing labels, published directories, other sales lead products and DVD and CD information products. These product sales are typically evidenced by a written purchase order or by credit card authorization. Sales of DVD and CD information products occur with rights of return. Therefore, we also estimate and record an allowance for product returns and reduce the amount of recognized revenue by anticipated product returns. The estimate of the product returns is made by giving consideration to the historical trends in sales and product returns, estimates of product inventory currently in the channel of distribution, and the timing and release of new product versions.

      Revenues derived from data processing services represent approximately 27% of our revenues. Data processing revenues are billed on a time and materials basis, with the recognition of revenue occurring as the services are rendered to the customer.

      Revenue from the licensing of our data to third parties represents approximately 20% of our revenue. Licenses are typically evidenced by written contracts. When we commit to provide the customer either continuous data access (i.e., "24/7" access via the Internet) or updates of data files over a period of time, we recognize revenue from the licensing arrangement on a straight-line basis over the life of the agreement. We adopted this policy in 2000 because we believe this method better reflects the service commitment inherent in the licensing agreements in light of a growing proportion of such long-term and continuous access agreements. We also license data to customers with no such commitments. In those cases, we recognize revenue when the data is shipped to the customer and collectibility of the revenue is reasonably assured.

      We assess collectibility of revenues and our allowance for doubtful accounts based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. An allowance for doubtful accounts is established to record our trade accounts receivable at estimated net realizable value. If we determine that collection of revenues are not reasonably assured at or prior to the delivery of our products, we recognize revenue upon the receipt of cash. Cash-basis revenue recognition periodically occurs in those cases where we sell or license our information products to a poorly capitalized company, such as an Internet startup company. However, sales recognized on this basis are not a significant portion of our total revenues.

      Database Costs. The Company's database and production costs are generally charged to expense as incurred and relate principally to maintaining, verifying and updating its databases, fulfilling customer orders and the production of DVD/CD titles. Costs to develop new databases are capitalized by the Company and amortized upon the successful completion of the databases, over a period ranging from one to five years. Our cost of maintaining the Company's consumer and business databases does not necessarily vary directly with revenues since a significant portion of the cost is the maintenance and verification of our existing data. Consequently, operating income may vary significantly with changes in revenue from period-to-period, as our ability to adjust certain elements of our cost structure is limited in the short-run.

      At December 31, 2001, capitalized database costs (net of accumulated amortization) were $10 thousand, or less than one percent of total assets. Because we expense the costs of maintaining and verifying the Company's existing database, our balance sheet does not include an asset for the value of our database. We believe that our databases of consumer and business information are valuable intellectual property assets. Our success in marketing our products and services depends, in large part, on our ability to maintain an accurate and reliable database of business and consumer information.

      Related party transactions. As discussed in Note 12 to the audited Consolidated Financial Statements included elsewhere in this Form 10-K, the Company paid $2.1 million to Annapurna Corporation, which is 100% owned by Mr. Gupta, who is Chairman and Chief Executive Officer of the Company, for employee travel expenses. The expenses are authorized by the Company's management and board of directors to support Mr. Gupta's responsibilities related to business development, new acquisitions and other strategic initiatives. Arrangements between the Company and Annapurna Corporation are subject to periodic review by the Company's management and board of directors.

      Valuation of long-lived and intangible assets and goodwill. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

      - Significant underperformance relative to expected historical or projected future operating results,
      - Significant changes in the manner or use of the acquired assets or the strategy for our overall business,
      -     Significant negative industry or economic trends,
      -     Significant decline in our stock price, and
      -     Our market capitalization relative to net book value.

      When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on estimated fair value of the assets. Net intangible assets, long-lived assets, and goodwill amounted to $284.7 million as of December 31, 2001.

      In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $16.5 million of goodwill. We had recorded approximately $16.5 million of amortization on these amounts during 2001 and would have recorded approximately $31.5 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first six months of 2002.

      While we do currently do not expect to record an impairment charge upon completion of the initial impairment review, there can be no assurance that at the time the review is completed, or after the annual review thereafter, a material impairment charge will not be recorded.

      The Company has supplemented its internal growth through strategic acquisitions. The Company has completed fourteen acquisitions since mid-1996. Through these acquisitions, the Company has increased its presence in the consumer marketing information industry, greatly increased its ability to provide data processing solutions, added two consumer CD-ROM product lines, increased its presence in list management and list brokerage services and broadened its offerings of business and consumer marketing information. The following table summarizes these acquisitions:

                                                                                                                      TRANSACTION
                                                                 PRINCIPAL          TYPE OF                              VALUE
      ACQUIRED COMPANY               KEY ASSET               BUSINESS SEGMENT     ACQUISITION        DATE ACQUIRED  (IN MILLIONS)(1)
      ----------------               ---------               ----------------     -----------        -------------  ----------------
      Digital Directory
       Assistance ..........  Consumer CD-Rom Products       Small business    Asset purchase        August 1996          $ 17
      County Data
       Corporation .........  New Businesses Database        Small business    Pooling-of-interests  November 1996        $ 11
      Marketing Data
       Systems .............  Data Processing Services       Large business    Asset purchase        November 1996        $ 3
      BJ Hunter ............  Canadian Business Database     Small business    Stock purchase        December 1996        $ 3
      Database America        Consumer Database and Data
       Companies ...........  Processing Services            Large business    Stock purchase        February 1997        $ 105
      Pro CD ...............  Consumer CD-Rom Products       Small business    Asset purchase        August 1997          $ 18
      Walter Karl ..........  Data Processing and List       Large business    Stock purchase        March 1998           $ 19
                              Management Services
      JAMI Marketing .......  List Management Services       Large business    Asset purchase        June 1998            $ 13
      Contacts Target
       Marketing ...........  Canadian Business Database     Small business    Asset purchase        July 1998            $ 1
      Donnelley Marketing ..  Consumer Database and          Large business    Stock purchase        July 1999            $ 200
                              Data Processing Services
      American Church Lists   Religious Institution
                              Database                       Small Business    Stock purchase        March 2000           $ 2
      IdEXEC ...............  Executives Database            Large Business    Asset purchase        May 2000             $ 7
      Getko Direct Response   Canadian Consumer Database
                              and Data Processing Services   Small Business    Asset Purchase        May 2000             $ 2
      infoUSA.com minority
       interest ............  Internet license and products  Small Business    Asset Purchase        August 2001          $ 25
      Polk City Directories   Business Directories Products  Directories       Asset purchase        October 2001         $ 6

----------

(1) Transaction value includes total consideration paid including cash paid, debt and stock issued plus long-term debt repaid or assumed at the date of acquisition plus, in the case of DBA, a subsequent purchase price adjustment in October 1997.

      As part of these strategic acquisitions, the Company has incurred various acquisition-related charges to integrate operations, consisting of: 1) $0.5 million in 2001, in connection with the acquisition of Polk City Directories, 2) $2.3 million in 2000, for the attempted acquisition of the consumer database division of R.L. Polk and the acquisitions of idEXEC, American Church Lists and Getko Direct Response, 3) $9.8 million in 1999 in connection with the acquisition of Donnelley Marketing, 4) $10.1 million in 1998 in connection with the acquisitions of Walter Karl and JAMI Marketing and for certain internal restructuring charges, 5) $56.1 million in 1997 in connection with the acquisitions of DBA and Pro CD. In addition, the Company has amortized goodwill and other intangibles over periods of up to 20 years in connection with acquisitions completed since mid-1996. However, effective January 1, 2002, the Company will no longer amortize all goodwill and certain other intangible assets due to new accounting rules, described in the "Accounting Standards" section that follows. The Company's results for 1999 do not include the operations of American Church Lists, idEXEC and Getko Response, and the results for 2000 and 1999 do not include the minority interests of infoUSA.com and Polk City Directories. While there are currently no binding commitments with respect to any particular future acquisitions, the Company frequently evaluates the strategic opportunities available and intends to pursue strategic acquisitions of complementary products, technologies or businesses that it believes fit its business strategy. In connection with future acquisitions, the Company expects that it will be required to incur additional acquisition-related charges to operations.

      Associated with the acquisitions previously described, the Company has recorded amortization expense on goodwill and other purchased intangibles as summarized in the following table (amounts in thousands):

                      FISCAL YEAR                          AMOUNT
                      -----------                          ------
                      1997.....................         $  27,661
                      1998.....................            18,147
                      1999.....................            22,061
                      2000.....................            32,190
                      2001.....................            30,254

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain items from the Company's statement of operations data expressed as a percentage of net sales. The amounts and related percentages may not be fully comparable due to the acquisition of Donnelley Marketing in July 1999, American Church Lists in March 2000 and idEXEC and Getko Direct Response in May 2000, the minority interest in infoUSA.com in August 2001 and Polk City Directories in October 2001:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                ------------------------------
                                                                                 2001        2000        1999
                                                                                ------      ------      ------
               CONSOLIDATED STATEMENT OF OPERATIONS DATA:
               Net sales ..................................................        100%        100%        100%
               Costs and expenses:
                 Database and production costs ............................         28          33          30
                 Selling, general and administrative ......................         39          49          41
                 Depreciation and amortization ............................         17          17          13
                 Impairment of assets .....................................         --           1           2
                 Acquisition costs ........................................         --           1           2
                 Non-cash stock compensation ..............................         --           1          --
                 Restructuring charges ....................................          2           2          --
                 Provision for litigation settlement ......................         --          --          --
                                                                                ------      ------      ------
                         Total costs and expenses .........................         86         104          88
                                                                                ------      ------      ------
               Operating income (loss) ....................................         14          (4)         12
               Other income, net ..........................................         (8)         (1)          2
                                                                                ------      ------      ------
               Income (loss) before income taxes from continuing
                 operations ...............................................          6          (5)         14
               Income tax expense .........................................          4          --           5
                                                                                ------      ------      ------
               Income (loss) from continuing operations ...................          2          (5)          9
                                                                                ------      ------      ------
               Discontinued operations, net of tax ........................         --          (2)         --
                                                                                ------      ------      ------
               Income (loss) before cumulative effect of a change
                 in accounting principle ..................................          2          (7)          9
               Cumulative effect of a change in accounting principle,
                 net of tax ...............................................         --          (3)         --
                                                                                ------      ------      ------
               Net income (loss) ..........................................          2%        (10)%         9%
                                                                                ======      ======      ======
               EBITDA, as adjusted(1) .....................................         31%         15%         28%
                                                                                ======      ======      ======
               OTHER DATA:
               SALES BY SEGMENT:
                 Small business ...........................................     $133.7      $140.2      $129.9
                 Large business ...........................................      155.0       165.5       136.0
                                                                                ------      ------      ------
                         Total ............................................     $288.7      $305.7      $265.9
                                                                                ======      ======      ======
               SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
                 Small business ...........................................         46%         46%         49%
                 Large business ...........................................         54          54          51
                                                                                ------      ------      ------
                         Total ............................................        100%        100%        100%
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

2001 COMPARED TO 2000

Net sales

      Net sales for 2001 were $288.7 million, a decrease of 6% from $305.7 million in 2000. The decrease in net sales is principally due to softer customer demand and a general slow-down in the United States economy. Net sales of the small business segment for 2001 were $133.7 million, a 5% decrease from $140.2 million in 2000. The decrease in net sales is principally due to softer customer demand related to the general slow-down in the United States economy and the tragic events of September 11. $9.0 million of the decrease specifically related to the sale of content to list brokers and resellers, who are more adversely affected by the economic downturn. The net sales amounts are not fully comparable due to the acquisition of Polk City Directories in October 2001. The Company immediately integrated the operations of Polk City Directories into existing operations and cannot report the results of operations of Polk City Directories upon completion of the integration, as the results are commingled with existing results. Additionally, upon integration of acquired operations, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales by acquired business units of existing products. The small business segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet.

      Net sales of the large business segment for 2001 were $155.0 million, a 6% decline from $165.5 million in 2000. The decrease in net sales is principally due to softer customer demand related to the general slow-down in the United States economy and the adverse impact from the continued decline by its Internet license customers. License revenues were $46.5 million in 2001, a decline of $5.1 million from $51.6 million for 2000, primarily due to a decreased number of Internet license customers directly related to the down turn experienced by many Internet companies since early 2000.

Database and production costs

      Database and production costs for 2001 were $80.9 million, or 28% of net sales, compared to $101.8 million, or 33% of net sales for 2000. The decrease in database and production costs as a percentage of net sales is primarily due to headcount reductions and favorable changes in product sales mix in the large business segment and reduced costs associated with the Internet businesses initiated by the Company in December 2000. Database and production costs for the large business segment were 22% of net sales for 2001, a decrease of $8.5 million, compared to the rate of 26% of net sales for 2000. Database and production costs for corporate activities for 2001 decreased $3.9 million compared to 2000, due to decreased data compilation and data acquisition costs. Database and production costs for the Internet businesses decreased $4.9 million to $0.7 million for 2001, compared to $5.6 million for 2000.

Selling, general and administrative expenses

      Selling, general and administrative expenses for 2001 were $112.4 million, or 39% of net sales, compared to $149.7 million, or 49% of net sales for the same period of 2000. The decrease in selling, general and administrative expenses is principally due to: 1) reduced marketing and advertising costs, principally related to the various Internet initiatives, and 2) headcount reductions between December 2000 and June 2001. Marketing and advertising costs for 2001 were $12.2 million, or 4% of net sales, compared to $31.8 million, or 10% of net sales for 2000. Marketing and advertising expenses related to the various Internet divisions were $0.3 million for 2001, reflecting a decrease of $13.8 million, or 5% of net sales, compared to $14.1 million for 2000. Marketing and advertising expenses related to the core businesses were $11.9 million for 2001, or $5.7 million lower compared to 2000. Salaries and wages for marketing and general administration for 2001 were $63.3 million, or 22% of net sales, a reduction of $15.9 million compared to $79.2 million, or 26% of net sales for 2000.

Depreciation and amortization expenses

      Depreciation and amortization expenses for 2001 were $48.1 million (comprised of $30.2 million for amortization of goodwill and other intangible assets and $17.9 million for depreciation of operating assets), or 17% of net sales, compared to $52.2 million (comprised of $32.2 million for amortization of goodwill and other intangible assets and $20.0 million for depreciation of operating assets), or 17% of net sales for 2000. The decrease in depreciation and amortization expenses is principally due to certain intangible assets and software development costs becoming fully amortized.

Non-cash stock compensation expense

      Non-cash stock compensation expenses were $0.4 million, or less than 1% of net sales, compared to $3.1 million, or 1% of net sales for 2000. The decrease in non-cash stock compensation expense is principally due to the workforce reduction of infoUSA.com, described above in the "Overview" section. Additionally, due to the fact that the Company eliminated the minority interest in its infoUSA.com subsidiary through the purchase of assets, it did not and will not incur non-cash stock compensation expense related to the infoUSA.com subsidiary options during the fourth quarter of 2001 and subsequent periods.

Restructuring costs

      During 2001, the Company recorded restructuring charges of $4.9 million due to a lease termination agreement and charges related to workforce reductions. On July 30, 2001, infoUSA.com, a subsidiary of the Company, negotiated a lease termination agreement for its Foster City, California facility. The Company paid $4.7 million to satisfy the remaining eight year term of the lease agreement, and recorded additional charges of $2.8 million for costs of the lease settlement not previously recorded. The Company also recorded $2.1 million for workforce reduction charges that included involuntary employee separation costs for approximately 265 employees discharged during 2001, in administration, sales support and marketing functions.

      During 2000, the Company recorded restructuring charges totaling $5.8 million as a part of the Company's overall strategy to reduce costs and continue commitment to its core businesses. The cost containment program included a reduction in the planned investment in the Company's Internet businesses and plans to reduce total headcount. The Company recorded an accrual of $3.7 million for lease payments for the former Foster City, California facility and an accrual of $2.1 million for workforce reductions of approximately 350 employees. Employees discharged during 2000 received cash severance payments totaling $2.1 million during the first six months of 2001, with no severance payments remaining deferred and payable as of June 30, 2001.

Litigation settlement charge

      The Company is involved in various legal proceedings, including product liability and other matters of a nature considered normal to its business. During 2001, the Company settled two legal matters totaling $1.1 million.

Acquisition costs

      During 2001, the Company recorded charges of $0.5 million related to the Company's acquisition of Polk City Directories, representing costs to integrate these operations into the Company's existing operations. These costs were not directly related to the acquisition of Polk City Directories, and therefore could not be capitalized as part of the purchase price.

      During 2000, the Company recorded acquisition costs of $2.3 million, including $0.5 million principally related to the Company's acquisition of American Church Lists, idEXEC and Getko, representing costs to integrate these acquired operations into the Company's existing operations. The Company also recorded $1.8 million of costs associated with the Company's bid to acquire the consumer database division of R.L. Polk.

Operating income

      Including the factors previously described, the Company had operating income of $40.4 million, or 14% of net sales for 2001, compared to an operating loss of $11.4 million, or 4% of net sales for 2000.

      Operating income for the small business segment for 2001 was $60.4 million, or 45% of net sales, as compared to $32.4 million, or 23% of net sales for 2000. The increase in operating income as a percentage of net sales is principally due to staffing reductions previously described and the Company's cost reduction efforts related to various

Internet initiatives. Substantially all costs related to the Internet divisions are included in the small business segment. See the sections "Overview" and "Selling, general and administrative expenses" for additional information describing the Internet divisions and the effects on the results of operations.

      Operating income for the large business segment for 2001 was $81.1 million, or 52% of net sales, as compared to $75.5 million, or 46% of net sales for 2000. The increase in operating income as a percentage of net sales is principally related to the Company's staffing reductions previously described and a change in the product sales mix previously described in the section "Database and production costs."

Other expense, net

      Other expense net, was $24.1 million, or 8% of net sales, and $4.5 million, or 1% of net sales, for 2001 and 2000, respectively. Other expense is comprised of interest expense, investment income, minority interest in subsidiary and other income or expense items which do not represent components of operating income or expense of the Company.

      Interest expense was $25.3 million and $26.7 million for 2001 and 2000, respectively. Investment income was $1.0 million and $1.3 million, for 2001 and 2000, respectively. During the year 2000, infoUSA.com, a subsidiary of the Company, completed additional venture capital financing and recorded a gain of $14.6 million on the issuance of stock of this subsidiary. The issuance of subsidiary stock to outside investors allowed the Company to continue to execute its planned expansion related to infoUSA.com as an online provider of white and yellow page directory assistance and an internet destination for sales and marketing tools and information, without effecting working capital of existing operations.

      Minority interest in loss of subsidiary of $0.3 million and $6.3 million for 2001 and 2000, respectively, represents the minority investors' share of infoUSA.com's net loss for the periods then ended. Effective August 30, 2001, the Company eliminated the minority interest of its subsidiary, infoUSA.com, through the acquisition of the subsidiary's operating assets.

Income taxes

      A provision for income taxes of $11.4 million and $1.3 million was recorded for 2001 and 2000, respectively. The gain the Company recorded on the issuance of subsidiary stock during 2000 was not subject to income tax expense. The provisions for income taxes also reflect the inclusion of amortization of certain intangibles in taxable income not deductible for tax purposes.

Discontinued operations, net of tax

      During December 2000, the Company closed the operations of its VideoYellowPages.com Internet unit. VideoYellowPages.com recorded revenues of $0.2 million and operating expenses of $6.9 million, for a pre-tax operating loss of $6.7 million and an after-tax loss of $4.2 million during 2000. Included in the operating expenses of $6.9 million for 2000, the Company recorded asset impairment charges of $1.2 million and restructuring charges of $0.1 million related to discontinuing the operations of VideoYellowPages.com.

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

EBITDA, as adjusted

      The Company's EBITDA, as adjusted was $89.0 million, or 31% of net sales for 2001, compared to $46.0 million, or 15% of net sales for 2000.

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

      Generally, upon integration of an acquired business, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales of existing products by acquired business units. Additionally, effective January 1, 2000, the operations related to Donnelley were reorganized and certain operations that were previously included in the large business segment have been included in the small business segment from January 1, 2000 forward. The small business segment has experienced growth in its vertical market groups including the middle markets, government, library, medical and field sales offices groups. Additionally, the Company recorded Internet content sales of $3.9 million in 2000, an 18% increase from $3.3 million in 1999. The increase in net sales by the small business segment described above was partially offset by a decrease in the net sales of consumer CD-Rom products. The Company recorded net sales of $10.8 million of consumer CD-Rom products during 2000, compared to $19.0 million in 1999. The decline in net sales of consumer CD-Rom products is the result of general market conditions and the Company's unsatisfactory execution of merchandising programs with retailers and a change in the timing of new product releases.

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

Restructuring charges

During 2000, the Company recorded restructuring charges of $5.8 million as a part of the Company's overall strategy to reduce costs and continue commitment to its core businesses. The cost containment program included a reduction in the planned investment in the Company's Internet businesses and plans to reduce total headcount from 2,200 to 1,841. The Company recorded a $3.7 million accrual for the lease buyout of the Foster City, California facility and $2.1 million for workforce reduction charges. The workforce reduction charges included involuntary employee separation costs for approximately 350 employees that included charges of $0.8 million for employees in the Company's Internet businesses, $0.7 million for employees of the large business segment, $0.4 million for employees of the small business segment and $0.2 for administrative employees. As of December 31, 2000, employees received cash severance payments totaling $0.3 million during 2000 with $1.8 million paid during 2001. At December 31, 2000, these deferred payments were classified in the Statement of Consolidated Financial Position as other liabilities.

Operating income

      Including the factors previously described, the Company had an operating loss of $11.4 million, or 4% of net sales for 2000, compared to operating income of $34.1 million, or 12% of net sales for 1999. Excluding acquisition-related, integration, restructuring and asset impairment charges previously described, the Company would have had an operating loss of $1.2 million, or less than 1% of net sales for 2000, compared to $43.8 million, or 16% of net sales for 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

General information

      During 1999 in conjunction with the acquisition of Donnelley, the Company negotiated a credit arrangement ("Senior Debt Credit facility") that includes a revolving credit facility of $25.0 million, as amended. During 2000, the Company sought and obtained certain modifications to the Senior Debt Credit facility to permit continued availability of borrowing under such credit facility. As of December 31, 2001, the Company had no borrowings under the revolving credit facility, with the exception of two outstanding letters of credit in the amount of $6.3 million reducing the availability under the revolving credit facility to $18.7 million.

      During the first quarter of 2002, the Company continued to make voluntary payments on its Senior Debt Credit facility, with voluntary payments totaling $4.1 million.

      On March 6, 2002, the Company refinanced the Senior Debt Credit facility administered by Deutsche Bank with Banc of America Securities, LLC. Available borrowings under the new Senior Debt Credit facility are $47.0 million for Term A, $45.0 million for Term B and $18.0 million under a revolving credit facility. The Company is subject to certain financial covenants in the Senior Debt Credit facility, including funded debt leverage ratio, senior debt leverage ratio, fixed charge coverage ratio and minimum consolidated EBITDA. Management believes the Company has been in compliance with all restrictive covenants of the Company's current and new Senior Debt Credit facility described above. Refer to Note 8 to the Company's audited Consolidated Financial Statements "Financing Arrangements," included elsewhere in this Form 10-K, for additional information regarding the Company's long-term debt.

      The Company believes that its existing sources of liquidity and cash generated from operations, assuming no significant acquisitions, will satisfy the Company's projected working capital and other cash requirements for at least the next 12 months. To the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Any such future growth and any acquisitions of other technologies, products or companies may require the Company to seek additional equity or debt financing, which may not be available or may be dilutive.

Consolidated Statements of Cash Flows Information:

      As of December 31, 2001, the Company's principal sources of liquidity included cash and cash equivalents of $4.4 million. As of December 31, 2000, the Company had working capital of $19.9 million, with substantially all the working capital held by infoUSA.com. The Company's access to the working capital of its subsidiary, infoUSA.com, was restricted. The amount of working capital that was not restricted as to access in 2000 was $7.2 million.

      Net cash provided by operating activities during 2001 totaled $54.5 million compared to net cash provided by operating activities of $36.2 million during 2000.

      During 2001, the Company spent $22.7 million for acquisitions of businesses and minority interests of a subsidiary, net of cash acquired, $5.9 million for additions of property and equipment, and $2.4 million related to software and database development costs. The Company used $41.9 million on the repayment of long-term debt, and received cash proceeds of $2.4 million from a mortgage on a building the Company acquired.

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

      The Company acquired Donnelley Marketing effective July 1999. The Company paid $206.4 million related to the acquisition, including consideration paid for the acquisition of $200.0 million and $6.4 million for capitalized acquisition costs. As part of the acquisition, the Company borrowed $165.0 million under a credit facility. The Company paid financing costs of $4.0 million to secure the financing arrangement. The Company also utilized existing cash and marketable securities of approximately $45.0 million to purchase Donnelley.

      During 1999, the Company spent $6.6 million to repurchase common stock of the Company and $8.4 million to repurchase outstanding Senior Subordinated Notes of the Company.

      During 1999, the Company's subsidiary received $10.0 million on the issuance of common stock of a subsidiary and $7.8 million on proceeds from the exercise of stock options.

      The following table summarizes the Company's contractual obligations as of December 31, 2001:

                                                                  LESS THAN      1 TO         4 TO         AFTER
                                                                    1 YEAR      3 YEARS      5 YEARS      5 YEARS
                                                                  ---------     -------      -------      --------
                                                                                   (IN THOUSANDS)
                  Long-term debt ............................      $19,770      $45,277      $43,624      $116,998
                  Capital lease obligations .................        2,882        1,210           --            --
                  Operating leases ..........................        6,369        8,548        3,882         3,635
                  Unconditional purchase obligations ........           --           --           --            --
                  Other long-term obligations ...............           --           --           --            --
                                                                   -------      -------      -------      --------
                  Total cash contractual obligations ........      $29,021      $53,035      $47,506      $120,633
                                                                   =======      =======      =======      ========

Consolidated Balance Sheet Information:

      Trade accounts receivable decreased from $58.5 million at December 31, 2000 to $44.9 million at December 31, 2001. The Company's related days sales outstanding ("DSO") calculation for the fiscal year 2001 was 56 days, compared to 69 days for the fiscal year 2000. The decrease is principally due to the enforcement of stricter credit policies and the implementation of more aggressive collection practices.

      Intangible assets, net of amortization, decreased from $296.1 million at December 31, 2000 to $284.7 million at December 31, 2001. The decrease is principally due to the amortization of capitalized software development costs and assets related to the acquisitions described in the "Overview" section. Depreciation and amortization expense totaled $48.1 million during 2001.

      Accrued expenses decreased from $14.8 million at December 31, 2000 to $9.2 million at December 31, 2001 principally due to the payments for restructuring liabilities of $4.7 million related to the cost reduction program initiated in December 2000, as described in the "Overview" and "Restructuring costs" sections above.

      Deferred revenue included in current liabilities decreased from $19.4 million at December 31, 2000 to $17.4 million at December 31, 2001. The decrease is primarily due to a decrease in Internet license agreements, as the Company recognizes revenue on data license arrangements with updates on a straight-line basis.

      Long term debt decreased from $258.7 million at December 31, 2000 to $225.7 million at December 31, 2001. The Company made repayments on long-term debt totaling $41.9 million during 2001. The Company made voluntary prepayments of $22.5 million and $12.2 million of scheduled payments on the Senior Debt Credit Facility.

      Long term deferred revenue at December 31, 2001 of $9.0 million represents a customer prepayment on a long-term data license arrangement.

ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

      In June 2001, the Financial Accounting Standards Board also issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement:

      - replaces the requirement to amortize goodwill and certain other intangible assets with an annual impairment test, and
      - requires an evaluation of the useful lives of intangible assets and an impairment test for goodwill upon adoption.

Goodwill and intangible assets with indefinite lives that result from acquisitions of businesses and minority interests after June 30, 2001, are not subject to amortization under the provisions of SFAS 142. The provisions of this statement are fully effective for fiscal years beginning after December 15, 2001, so the Company must adopt the provisions of SFAS 142 in the financial statements for the quarter ended March 31, 2002. Beginning January 1, 2002, the Company ceased the amortization of goodwill, the result of which is no further expense for the amortization of these intangible assets in 2002 and future years. Amortization expense for goodwill and intangible assets with indefinite lives was $16.5 million in 2001, compared to total intangible asset amortization of $30.3 million for 2001. The Company has not yet completed the evaluation whether or not it has any impairment charges in our consolidated financial statements that may result from the initial impairment test that is required upon adoption of SFAS 142. The Company expects to complete this initial impairment test within the first six months of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

      In October 2001, the Financial Accounting Standards Board also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The provisions of this statement are effective for fiscal years beginning after December 15, 2001. Therefore, the Company is required to adopt the provisions of SFAS No. 144 in its financial statements for the quarter ended March 31, 2002. Management does not expect the adoption of this statement to significantly impact the consolidated financial statements.

FACTORS THAT MAY AFFECT OPERATING RESULTS

Our Internet strategy is subject to review and revision.

      Our Internet strategy is to leverage our proprietary content into multiple vertical market applications and provide marketing solutions for electronic commerce applications. The strategy of developing more efficient and profitable applications of our content through the Internet is evolving. We cannot guarantee that our customers will choose to have our products and services delivered to them over the Internet. If we are successful in developing Internet applications, we may face strong competition from current and potential competitors, including other Internet companies and other providers of business and consumer databases. We will review our Internet strategy from time to time and may continue to revise it.

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

      - In data processing services, Acxiom, Experian, Direct Marketing Technologies (a subsidiary of GUS) and Harte-Hanks Communications, Inc.

      - In business sales lead generation products, Experian and Dun's Marketing Services ("DMS"), a division of Dun & Bradstreet. DMS, which relies upon information compiled from Dun & Bradstreet's credit database, tends to focus on marketing to large companies.

      - In business directory publishing, we compete with Regional Bell Operating Companies and many smaller, regional directory publishers.

      -     In consumer products, certain smaller producers of CD-Rom products.

      - Technologies which companies may install and implement in-house as part of their internal information systems functions, instead of purchasing or outsourcing such functions.

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

      As of December 31, 2001, we had total indebtedness of approximately $225.7 million, including $106.0 million of Notes due under an indenture (the "Indenture") and $99.1 million under a $195 million Senior Secured Credit facility. On March 12, 2002, the Company refinanced the Senior Secured Credit facility with Banc of America Securities, LLC. Under the refinanced Senior Secured Credit facility, the payment terms of the Term Loans A and B were changed such that the total debt will be due on December 31, 2005. Substantially all of our assets are pledged as security under the terms of the Senior Secured Credit facility. The indebtedness under the Senior Secured Credit facility was incurred in connection with our acquisition of Donnelley Marketing in 1999.

      Our ability to pay principal and interest on the Notes issued under the Indenture and the indebtedness under the Senior Secured Credit facility and our ability to satisfy our other debt obligations will depend upon our future operating performance. Our performance will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. The future availability of revolving credit under the Senior Secured Credit facility will depend on, among other things, our ability to meet certain specified financial ratios and maintenance tests. We expect that our operating cash flow should be sufficient to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due. If we are unable to service our indebtedness, however, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the Notes issued under the Indenture and the Senior Secured Credit facility) or seeking additional equity capital. We may not be able to implement any such measures or obtain additional financing or terms that are favorable or satisfactory to us, if at all.

The terms of our current indebtedness may restrict our ability to take certain actions that fit our business strategy.

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

      Our business strategy includes continued growth through acquisitions of complementary products, technologies or businesses. We have made fourteen acquisitions since mid-1996 and completed the integration of these acquisitions into our existing business by the end of 2001. We continue to evaluate strategic opportunities available to us and intend to pursue opportunities that we believe fit our business strategy. Acquisitions of companies, products or technologies may result in the diversion of management's time and attention from day-to-day operations of our business and may entail numerous other risks, including difficulties in assimilating and integrating acquired operations, databases, products, corporate cultures and personnel, potential loss of key employees of acquired businesses, difficulties in applying our internal controls to acquired businesses, and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent our efforts to integrate future acquisitions fail, our business, financial condition and results of operations would be adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt as the majority of the Company's debt is at fixed rates. At December 31, 2001, the fair value of the Company's long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 2001, the Company had long-term debt with a carrying value of $225.7 million and estimated fair value of approximately $222.6 million. The market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 10% in the rates currently offered to the Company. An increase in interest rates would result in approximately a $3.3 million decrease in fair value of the Company's long-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item (other than selected quarterly financial data which is set forth below) is incorporated by reference to the Consolidated Financial Statements included elsewhere in this Form 10-K. The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2001. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company's audited consolidated financial statements and the notes thereto.

                                                       2001 QUARTER ENDED                            2000 QUARTER ENDED
                                           -----------------------------------------    --------------------------------------------
                                           MARCH       JUNE    SEPTEMBER    DECEMBER    MARCH       JUNE     SEPTEMBER    DECEMBER
                                           -----       ----    ---------    --------    -----       ----     ---------    --------
                                             31         30        30           31         31         30         30           31
                                             --         --        --           --         --         --         --           --
STATEMENT OF
OPERATIONS DATA:
Net sales(6) .........................    $73,853    $70,909    $68,498     $75,478    $ 81,521    $77,669    $76,076    $ 70,402
Costs and expenses:
 Database and production
   costs .............................     21,387     19,526     19,032      20,935      25,683     25,676     26,027      24,444
 Selling, general and
   administrative ....................     27,261     26,682     26,341      32,118      37,244     40,039     35,801      36,638
 Depreciation and
   amortization ......................     12,733     12,189     11,736      11,469      12,158     13,490     13,123      13,424
 Impairment of assets(1) .............         --         --         --          --          --         --         --       2,135
 Acquisition costs(2) ................         --         --         --         493       1,380        821         86          --
 Non-cash stock compensation .........         77        225        146          --       1,222      1,685      1,229      (1,023)
Litigation settlement charges(3) .....         --         --         --       1,104          --         --         --          --
Restructuring charges(4) .............        876        767      2,989         267          --         --         --       5,800
                                          -------    -------    -------     -------    --------    -------    -------    --------
Operating income (loss) ..............     11,519     11,520      8,254       9,092       3,834     (4,042)      (190)    (11,016)
Other income (expense), net ..........     (6,729)    (6,268)    (5,146)     (5,907)     (3,877)     7,396     (5,187)     (2,805)
                                          -------    -------    -------     -------    --------    -------    -------    --------
Income (loss) from continuing
  operations before income taxes,
  extraordinary item and cumulative
  effect of a change in accounting
  principle ..........................      4,790      5,252      3,108       3,185         (43)     3,354     (5,377)    (13,821)
Income tax expense ...................      2,936      3,047      2,874       2,514         247      1,364      1,141      (1,433)
                                          -------    -------    -------     -------    --------    -------    -------    --------
Income (loss) from continuing
  operations before
  extraordinary item and cumulative
  effect of a change in accounting
  principle ..........................      1,854      2,205        234         671        (290)     1,990     (6,518)    (12,388)
Discontinued operations, net of tax(5)         --         --         --          --      (1,004)      (611)      (733)     (1,813)
Cumulative effect of accounting
  change, net of tax(6) ..............         --         --         --          --     (10,266)        --         --          --
                                          -------    -------    -------     -------    --------    -------    -------    --------
Net income (loss) ....................    $ 1,854    $ 2,205    $   234     $   671    $(11,560)   $ 1,379    $(7,251)   $(14,201)
                                          =======    =======    =======     =======    ========    =======    =======    ========
Basic earnings (loss) per share
  from continuing operations .........    $  0.04    $  0.05    $  0.00     $  0.01    $  (0.01)   $  0.04    $ (0.13)   $  (0.24)
                                          =======    =======    =======     =======    ========    =======    =======    ========
Diluted earnings (loss) per share
  from continuing operations .........    $  0.04    $  0.05    $  0.00     $  0.01    $  (0.01)   $  0.04    $ (0.13)   $  (0.24)
                                          =======    =======    =======     =======    ========    =======    =======    ========
Basic earnings (loss) per
  share ..............................    $  0.04    $  0.05    $  0.00     $  0.01    $  (0.23)   $  0.03    $ (0.14)   $  (0.28)
                                          =======    =======    =======     =======    ========    =======    =======    ========
Diluted earnings (loss) per
  share ..............................    $  0.04    $  0.05    $  0.00     $  0.01    $  (0.23)   $  0.03    $ (0.14)   $  (0.28)
                                          =======    =======    =======     =======    ========    =======    =======    ========
Weighted average shares
  outstanding - basic ................     50,609     50,571     50,571      50,891      49,610     49,900     50,751      50,858
                                          =======    =======    =======     =======    ========    =======    =======    ========
Weighted average shares
  outstanding - diluted ..............     50,609     50,571     50,587      50,903      49,610     49,928     50,751      50,858
                                          =======    =======    =======     =======    ========    =======    =======    ========

                                                         2001 QUARTER ENDED                          2000 QUARTER ENDED
                                             ------------------------------------------    --------------------------------------
                                             MARCH      JUNE     SEPTEMBER     DECEMBER    MARCH     JUNE    SEPTEMBER   DECEMBER
                                             -----      ----     ---------     --------    -----     ----    ---------   --------
                                               31        30         30            31        31        30         30         31
                                               --        --         --            --        --        --         --         --
STATEMENT OF
OPERATIONS DATA:
AS A PERCENTAGE OF NET SALES:
Net sales ..............................      100%       100%       100%         100%       100%      100%      100%       100%
Costs and expenses:
 Database and production costs .........       29         28         28           28         32        33        34         35
 Selling, general and administrative ...       37         38         39           43         46        52        47         52
 Depreciation and amortization .........       17         17         17           15         15        17        17         19
 Impairment of assets ..................       --         --         --           --         --        --        --          3
 Acquisition costs .....................       --         --         --            1          2         1        --         --
 Non-cash stock compensation ...........       --         --         --           --          2         2         2         (1)
 Litigation settlement charges .........       --         --         --            1         --        --        --         --
 Restructuring charges .................        1          1          4           --         --        --        --          8
                                            -----      -----      -----        -----      -----     -----     -----      -----
 Operating income (loss) ...............       16         16         12           12          5        (5)       --        (16)
Other income (expense), net ............       (9)        (9)        (8)          (8)        (5)       10        (7)        (4)
                                            -----      -----      -----        -----      -----     -----     -----      -----
Income (loss)  from continuing
   operations before income
   taxes, discontinued operations and
   cumulative effect of a change in
   accounting principle ................        7          7          4            4         --         4        (7)       (20)
Income taxes ...........................        4          4          4           (3)        --         1         2         (2)
                                            -----      -----      -----        -----      -----     -----     -----      -----
Income (loss) from continuing operations
   before discontinued operations and
   cumulative effect of a change in
   accounting principle ................        3          3         --            1         --         3        (9)       (17)
Discontinued operations,
   net of tax ..........................       --         --         --           --         (1)       (1)       (1)        (3)
Cumulative effect of accounting change,
   net of tax ..........................       --         --         --           --        (13)       --        --         --
                                            -----      -----      -----        -----      -----     -----     -----      -----
Net income (loss) ......................        3%         3%        --%           1%       (14)%       2%      (10)%      (20)%
                                            =====      =====      =====        =====      =====     =====     =====      =====

(1) During 2000, the Company recorded a write-down of $2.1 million for certain capitalized software development costs, fixed assets related to the abandoned infoPIX business photograph project, as well as proposed public offering and leasehold improvement costs of infoUSA.com, a subsidiary of the Company.

(2) Includes the following acquisition costs: 1) $0.5 million associated with the acquisition and integration of Polk City Directories (2001), 2) $1.8 million for the attempted acquisition of the consumer database division of R.L. Polk and $0.5 million related to the acquisitions of idEXEC, American Church Lists and Getko Direct Response (2000).

(3) During 2001, the Company settled legal issues totaling $1.1 million in connection with arbitration of two contractual disputes.

(4) During 2001, the Company recorded the following restructuring charges: 1) $2.3 million severance costs for approximately 265 employees terminated during 2001, and 2) lease termination costs of $2.6 million associated with the infoUSA.com Foster City, California location.

      During 2000, the Company recorded charges of $2.1 million severance for approximately 350 employees terminated during December 2000 and lease termination costs of $3.7 million associated with the infoUSA.com Foster City, California location.

(5) During December 2000, the Company discontinued the operations of its VideoYellowPages.com Internet unit and recorded a loss during 2000 of $4.2 million, net of tax. The loss is comprised of two components: 1) the loss of its results of operations of $3.4 million, net of tax for the full fiscal year, and 2) charges totaling $0.8 million, net of tax, for asset impairments. The loss from this discontinued operation for 1999 was $1.5 million, net of tax.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The required information regarding Directors of the registrant is incorporated by reference to the information under the caption "Nominees for Election at the Annual Meeting" and "Incumbent Directors whose Terms of Office Continue After the Annual Meeting" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 3, 2002.

      The required information regarding Executive Officers of the registrant is contained in Part I of this Form 10-K.

      The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 3, 2002.

ITEM 11. EXECUTIVE COMPENSATION

      Incorporated by reference to the information under the captions "Board Compensation," "Executive Compensation," "Report of the Compensation Committee," and "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 3, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference to the information under the caption "Security Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 3, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference to the information under the captions "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 3, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as a part of the Report:

            1. Financial Statements. The following Consolidated Financial Statements of infoUSA Inc. and Subsidiaries and Report of Independent Accountants are included elsewhere in this Form 10-K:

                DESCRIPTION                                                                          PAGE NO.
                -----------                                                                          --------
                infoUSA Inc. and Subsidiaries:
                Independent Auditors' Report....................................................     40
                Consolidated Balance Sheets as of December 31, 2001 and 2000....................     41
                Consolidated Statements of Operations for the Years Ended
                  December 31, 2001, 2000 and 1999..............................................     42
                Consolidated Statements of Stockholders' Equity and Comprehensive Income
                  for the Years Ended December 31,  2001, 2000 and 1999.........................     43
                Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2001, 2000 and 1999..............................................     44
                Notes to Consolidated Financial Statements......................................     45 to 60
                Independent Auditors' Report on Financial Statement Schedule....................     61

            2. Financial Statement Schedule. The following consolidated financial statement schedule of infoUSA Inc. and Subsidiaries for the years ended December 31, 2001, 2000 and 1999 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements.

                                          DESCRIPTION                                PAGE NO.
                         -------------------------------------------------------     --------
                         Schedule II Valuation and Qualifying Accounts..........        62

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
                              JAMI Marketing Services, Inc. is incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K for the
                              Fiscal Year ended December 31, 1998.

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
                              Company, BT Alex. Brown Incorporated, Goldman,
                              Sachs & Co. and Hambrecht & Quist LLC is incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

                  4.5     --  Indenture dated as of June 18, 1998 (the
                              "Indenture") by and between the Company and State
                              Street Bank and Trust Company of California, N.A., as Trustee is incorporated herein by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

                  4.6     --  Exchange and Registration Rights Agreement dated
                              as of June 18, 1998 by and among the Company and BT Alex. Brown Incorporated, Goldman, Sachs & Co.
                              and Hambrecht & Quist LLC as the Initial
                              Purchasers is incorporated herein by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

                  4.7     --  Form of New 9 1/2% Senior Subordinated Note due
                              2008 is incorporated herein by reference to exhibits filed with the Company's Registration
                              Statement on Form S-4 (File No. 333-61645), filed
                              December 15, 1999.

                  4.8     --  Credit Agreement by and among infoUSA, Inc.,
                              various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002, filed herewith.

                  4.9     --  Pledge Agreement by and among infoUSA, Inc.,
                              various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002, filed herewith.

                  4.10    --  Security Agreement by and among infoUSA, Inc.,
                              various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002, filed herewith.

                  4.11    --  Subsidiaries Guaranty Agreement by and among
                              infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002 , filed herewith.

                  10.1    --  Form of Indemnification Agreement with Officers
                              and Directors is incorporated herein by reference to exhibits filed with the Company's Registration
                              Statement on Form S-1 (File No. 33-51352), filed
                              August 28, 1992.

                  10.2    --  1992 Stock Option Plan as amended is incorporated
                              herein by reference to exhibits filed with the Company's Registration Statement on Form S-8 (File
                              No. 333-37865), filed October 14, 1997.

                  10.3    --  1997 Stock Option Plan as amended is incorporated
                              herein by reference to exhibits filed with the Company's Registration Statement on Form S-8 (File
                              No. 333-82933), filed July 15, 1999.

                  10.4    --  Employment Agreement dated February 11, 1997
                              between the Company and Allen F. Ambrosino, incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K for the Year ended December 31, 2001.

                  10.5    --  Amended and Restated Database License Agreement
                              between Donnelley Marketing, Inc. and First Data
                              Resources, Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999.

                  10.6    --  Covenant not to compete by First Data Corporation
                              to infoUSA Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999.

                  18.1    --  Preferability Letter from KPMG to the Company
                              dated March 30, 2001, incorporated herein by reference to exhibits filed with the Company's
                              Annual Report on Form 10-K for the Year ended
                              December 31, 2001.

                  21.1    --  Subsidiaries and State of Incorporation, filed
                              herewith.

                  23.1    --  Consent of Independent Accountants, filed
                              herewith.

                  24.1    --  Power of Attorney, filed herewith.

(b)   Reports on Form 8-K:

      No reports on Form 8-K have been filed during the quarter ended December 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             infoUSA INC.

                                         By: /s/ STORMY L. DEAN
                                             -----------------------------------
                                             Stormy L. Dean
                                             Chief Financial Officer
                                             (principal accounting and financial
                                             officer)

                                         Dated: March 27, 2002

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        SIGNATURE                          TITLE                           DATE
            ------------------------------     ---------------------------------     --------------
            /s/ VINOD GUPTA                    Chairman of the Board and Chief       March 27, 2002
            ---------------                      Executive Officer (principal
            Vinod Gupta                          executive officer)


            /s/ STORMY L. DEAN                 Chief Financial Officer               March 27, 2002
            ------------------                   (principal accounting officer
            Stormy L. Dean                       and principal financial officer)


            /s/ J. ROBERT KERREY               Director                              March 27, 2002
            --------------------
            J. Robert Kerrey


            /s/ ROB S. CHANDRA                 Director                              March 27, 2002
            ------------------
            Rob S. Chandra


            /s/ CYNTHIA H. MILLIGAN            Director                              March 27, 2002
            -----------------------
            Cynthia H. Milligan


            /s/ GEORGE F. HADDIX               Director                              March 27, 2002
            --------------------
            George F. Haddix


            /s/ ELLIOT S. KAPLAN               Director                              March 27, 2002
            --------------------
            Elliot S. Kaplan


            /s/ HAROLD ANDERSEN                Director                              March 27, 2002
            -------------------
            Harold Andersen


            /s/ PAUL A. GOLDNER                Director                              March 27, 2002
            -------------------
            Paul A. Goldner

                          infoUSA INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   PAGE
                                                                                   ----
infoUSA Inc. and Subsidiaries:
Independent Auditors' Report..................................................     40
Consolidated Balance Sheets as of December 31, 2001 and 2000..................     41
Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999............................................     42
Consolidated Statements of Stockholders' Equity and Comprehensive Income
  for the Years Ended December 31,  2001, 2000 and 1999.......................     43
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999............................................     44
Notes to Consolidated Financial Statements....................................     45 to 60
Independent Auditors' Report on Financial Statement Schedule..................     61
Schedule II -- Valuation and Qualifying Accounts..............................     62

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
infoUSA Inc.:

We have audited the accompanying consolidated balance sheets of infoUSA Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of infoUSA Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, during 2000 the Company changed its method of accounting for data licensing arrangements sold with updates.


                                                                    /s/ KPMG LLP
                                                                    ------------
                                                                        KPMG LLP

Omaha, Nebraska
January 18, 2002, except
as to the third paragraph
of Note 8 which is
March 6, 2002
                          infoUSA INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS                                        DECEMBER 31,         DECEMBER 31,
                                                                                       2001                 2000
                                                                                   ------------         ------------
Current assets:
  Cash and cash equivalents, including restricted cash of $20,511 in 2000           $   4,382            $  21,693
  Marketable securities ..................................................              1,037                  102
  Trade accounts receivable, net of allowances of $4,670 and
     $4,724, respectively ................................................             44,890               58,501
  List brokerage trade accounts receivable ...............................             16,992               13,499
  Income taxes receivable ................................................                 --                4,267
  Prepaid expenses .......................................................              6,861                6,067
  Deferred income taxes ..................................................              1,251                   --
  Deferred marketing costs ...............................................              2,058                2,469
                                                                                    ---------            ---------
          Total current assets ...........................................             77,471              106,598
                                                                                    ---------            ---------
Property and equipment, net ..............................................             51,640               54,709
Intangible assets, net ...................................................            284,675              296,060
Other assets .............................................................              5,302                6,178
                                                                                    ---------            ---------
                                                                                    $ 419,088            $ 463,545
                                                                                    =========            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ......................................          $  19,770            $  17,779
  Accounts payable .......................................................              7,760               11,484
  List brokerage trade accounts payable ..................................             15,031               13,981
  Accrued payroll expenses ...............................................              7,891                7,458
  Accrued expenses .......................................................              9,240               14,828
  Income taxes payable ...................................................              4,030                   --
  Deferred income taxes ..................................................                 --                1,688
  Deferred revenue .......................................................             17,419               19,437
                                                                                    ---------            ---------
          Total current liabilities ......................................             81,141               86,655
                                                                                    ---------            ---------
Long-term debt, net of current portion ...................................            205,900              240,873
Deferred income taxes ....................................................             27,250               29,955
Deferred revenue .........................................................              9,000               12,000

Minority interest ........................................................                 --                3,092

Stockholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000
     shares; none issued or outstanding ..................................                 --                   --
  Common stock, $.0025 par value. Authorized 295,000,000
     shares; 51,850,339 shares issued and 50,891,248 shares
     outstanding at December 31, 2001 and 51,519,872 shares
     issued and 50,520,620 outstanding at December 31, 2000 ..............                130                  129
  Paid-in capital ........................................................             93,551               96,539
  Retained earnings ......................................................             11,801                6,837
  Treasury stock, at cost, 959,091 shares held at December
     31, 2001 and 999,252 shares held at December 31, 2000 ...............             (7,028)              (7,271)
  Notes receivable from officers .........................................             (1,296)                  --
  Unamortized stock compensation .........................................                 --               (4,543)
  Accumulated other comprehensive loss ...................................             (1,361)                (721)
                                                                                    ---------            ---------
          Total stockholders' equity .....................................             95,797               90,970
                                                                                    ---------            ---------
Commitments and contingencies                                                       $ 419,088            $ 463,545
                                                                                    =========            =========

See accompanying notes to consolidated financial statements.

                            infoUSA INC. SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   FOR THE YEARS ENDED
                                                                    --------------------------------------------------
                                                                    DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                                        2001               2000               1999
                                                                    ------------       ------------       ------------
Net sales ...................................................        $ 288,738          $ 305,668          $ 265,853
Costs and expenses:
  Database and production costs (excluding non-cash stock
    compensation expense of $19 for year ended
    December 31, 2000) ......................................           80,880            101,831             78,644
  Selling, general and administrative (excluding
    non-cash stock compensation expense
    of $448 and $3,094 for years ended December 31, 2001 and
   2000, respectively) ......................................          112,402            149,721            108,435
  Depreciation and amortization .............................           48,127             52,195             34,933
  Impairment of assets ......................................               --              2,135              5,599
  Acquisition costs .........................................              493              2,287              4,166
  Non-cash stock compensation ...............................              448              3,113                 --
  Restructuring charges .....................................            4,899              5,800                 --
  Provision for litigation settlement .......................            1,104                 --                 --
                                                                     ---------          ---------          ---------
                                                                       248,353            317,082            231,777
                                                                     ---------          ---------          ---------
Operating income (loss) .....................................           40,385            (11,414)            34,076
Other income (expense):
  Investment income .........................................              953              1,250             14,196
  Interest expense ..........................................          (25,285)           (26,651)           (18,579)
  Minority interest .........................................              282              6,294                 --
  Gain on issuance of subsidiary stock ......................               --             14,634              8,886
                                                                     ---------          ---------          ---------
Income (loss) from continuing operations before
  income  taxes, extraordinary item and cumulative
  effect of change in accounting principle ..................           16,335            (15,887)            38,579
Income tax expense ..........................................           11,371              1,320             14,047
                                                                     ---------          ---------          ---------
Income (loss) from continuing operations before
  extraordinary item and cumulative effect of
  a change in accounting principle ..........................            4,964            (17,207)            24,532
Discontinued operation:
  Loss from discontinued operations, net of tax .............               --             (3,389)            (1,474)
  Loss on disposal of discontinued operations, net of tax ...               --               (771)                --
Extraordinary item, net of tax ..............................               --                 --                128
Cumulative effect of a change in accounting principle,
  net of tax ................................................               --            (10,266)                --
                                                                     ---------          ---------          ---------
Net income (loss) ...........................................        $   4,964          $ (31,633)         $  23,186
                                                                     =========          =========          =========
BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss)  from continuing operations .................        $    0.10          $   (0.34)         $    0.51
  Loss on discontinued
   operation
   and abandonment of subsidiary ............................               --              (0.08)             (0.03)
  Change in accounting principle ............................               --              (0.21)                --
                                                                     ---------          ---------          ---------
  Net income (loss) .........................................        $    0.10          $   (0.63)         $    0.48
                                                                     =========          =========          =========
  Weighted average shares outstanding .......................           50,651             50,304             48,470
                                                                     =========          =========          =========
DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations ..................        $    0.10          $   (0.34)         $    0.51
  Loss on discontinued
   operation
   and abandonment of subsidiary ............................               --              (0.08)             (0.03)
  Change in accounting principle ............................               --              (0.21)                --
                                                                     ---------          ---------          ---------
  Net income (loss) .........................................        $    0.10          $   (0.63)         $    0.48
                                                                     =========          =========          =========
  Weighted average shares outstanding .......................           50,651             50,304             48,613
                                                                     =========          =========          =========
PRO FORMA AMOUNTS ASSUMING THE NEW REVENUE RECOGNITION METHOD
   IS APPLIED RETROACTIVELY FOR NET INCOME (LOSS) FROM
   CONTINUING OPERATIONS:
        Basic earnings (loss) per share .....................                                              $    0.45
                                                                                                           =========
        Diluted earnings (loss) per share ...................                                                   0.45
                                                                                                           =========

See accompanying notes to consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                   COMMON        PAID-IN     RETAINED      TREASURY
                                                    STOCK        CAPITAL     EARNINGS        STOCK
                                                    -----        -------     --------        -----
Balances, December 31, 1998 ..................      $ 124       $ 72,476     $ 15,284       $(2,951)
  Comprehensive income:
    Net income ...............................         --             --       23,186            --
    Foreign currency translation
      adjustments ............................         --             --           --            --
    Change in unrealized gain, net of tax ....         --             --           --            --
                                                    -----       --------     --------       -------
        Total comprehensive income ...........         --             --           --            --
                                                    -----       --------     --------       -------
  Issuance of 1,096,288 shares of common
    stock ....................................          3          7,771           --            --
  Issuance of 78,510 shares of treasury
    stock for Company's match of 401(k) plan
    contribution .............................         --            160           --           334
  Tax benefit related to employee stock
    options ..................................         --          1,618           --            --
  Acquisition of treasury stock ..............         --             --           --        (6,553)
                                                    -----       --------     --------       -------
Balances, December 31, 1999 ..................        127         82,025       38,470        (9,170)
  Comprehensive loss:
    Net loss .................................         --             --      (31,633)           --
    Foreign currency translation adjustments .         --             --           --            --
    Change in unrealized gain, net of tax ....         --             --           --            --
                                                    -----       --------     --------       -------
        Total comprehensive income ...........         --             --           --            --
                                                    -----       --------     --------       -------
  Issuance of 800,324 shares of common
    stock ....................................          2          6,227           --            --
  Issuance of 330,238 shares of treasury
    stock for Company's match of 401(k) plan
    contribution .............................         --             66           --         1,899
  Tax benefit related to employee stock
    options ..................................         --            221           --            --
  Capital contribution by principal
stockholder ..................................         --            140           --            --
  Amortization of stock compensation .........         --             --           --            --
  Unamortized stock compensation .............         --          7,860           --            --
                                                    -----       --------     --------       -------
Balances, December 31, 2000 ..................        129         96,539        6,837        (7,271)
                                                    -----       --------     --------       -------
  Comprehensive income:
    Net income ...............................         --             --        4,964            --
    Change in unrealized loss, net of tax ....         --             --           --            --
                                                    -----       --------     --------       -------
        Total comprehensive income ...........         --             --        4,964            --
                                                    -----       --------     --------       -------
  Issuance of 320,000  shares of common stock
   in connection with stock option exercises .          1          1,279           --            --
  Interest on notes receivable ...............         --             --           --            --
  Issuance of 40,161 shares of treasury
    stock for Company's match of 401(k) plan
    contribution .............................         --           (123)          --           243
  Capital withdrawal by principal stockholder          --            (49)          --            --
  Unamortized stock compensation .............         --         (4,095)          --            --
                                                    -----       --------     --------       -------
Balances, December 31, 2001 ..................      $ 130       $ 93,551     $ 11,801       $(7,028)
                                                    =====       ========     ========       =======

                                                                           NOTES         ACCUMULATED       TOTAL
                                                     UNAMORTIZED        RECEIVABLE          OTHER          STOCK-
                                                        STOCK               FOR         COMPREHENSIVE     HOLDERS'
                                                     COMPENSATION      OFFICER STOCK    INCOME (LOSS)     EQUITY
                                                     ------------      -------------    -------------     ------
Balances, December 31, 1998 ..................         $      --         $      --       $   3,314       $  88,247
  Comprehensive income:
    Net income ...............................                --                --              --          23,186
    Foreign currency translation
      adjustments ............................                --                --            (641)           (641)
    Change in unrealized gain, net of tax ....                --                --          (3,314)         (3,314)
                                                       ---------         ---------       ---------       ---------
        Total comprehensive income ...........                --                --              --          19,231
                                                       ---------         ---------       ---------       ---------
  Issuance of 1,096,288 shares of common
    stock ....................................                --                --              --           7,774
  Issuance of 78,510 shares of treasury
    stock for Company's match of 401(k) plan
    contribution .............................                --                --              --             494
  Tax benefit related to employee stock
    options ..................................                --                --              --           1,618
  Acquisition of treasury stock ..............                --                --              --          (6,553)
                                                       ---------         ---------       ---------       ---------
Balances, December 31, 1999 ..................                --                --            (641)        110,811
  Comprehensive loss:
    Net loss .................................                --                --              --         (31,633)
    Foreign currency translation adjustments .                --                --             (27)            (27)
    Change in unrealized gain, net of tax ....                --                --             (53)            (53)
                                                       ---------         ---------       ---------       ---------
        Total comprehensive income ...........                --                --              --         (31,713)
                                                       ---------         ---------       ---------       ---------
  Issuance of 800,324 shares of common
    stock ....................................                --                --              --           6,229
  Issuance of 330,238 shares of treasury
    stock for Company's match of 401(k) plan
    contribution .............................                --                --              --           1,965
  Tax benefit related to employee stock
    options ..................................                --                --              --             221
  Capital contribution by principal
stockholder ..................................                --                --              --             140
  Amortization of stock compensation .........             2,559                --              --           2,559
  Unamortized stock compensation .............            (7,102)               --              --             758
                                                       ---------         ---------       ---------       ---------
Balances, December 31, 2000 ..................            (4,543)               --            (721)         90,970
                                                       ---------         ---------       ---------       ---------
  Comprehensive income:
    Net income ...............................                --                --              --           4,964
    Change in unrealized loss, net of tax ....                --                --            (640)           (640)
                                                       ---------         ---------       ---------       ---------
        Total comprehensive income ...........                --                --            (640)          4,324
                                                       ---------         ---------       ---------       ---------
  Issuance of 320,000  shares of common stock
   in connection with stock option exercises .                --            (1,280)             --              --
  Interest on notes receivable ...............                --               (16)             --             (16)
  Issuance of 40,161 shares of treasury
    stock for Company's match of 401(k) plan
    contribution .............................                --                --              --             120
  Capital withdrawal by principal stockholder                 --                --              --             (49)
  Unamortized stock compensation .............             4,543                --              --             448
                                                       ---------         ---------       ---------       ---------
Balances, December 31, 2001 ..................         $      --         $  (1,296)      $  (1,361)      $  95,797
                                                       =========         =========       =========       =========

          See accompanying notes to consolidated financial statements.

                          infoUSA INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            FOR THE YEARS ENDED
                                                                              --------------------------------------------------
                                                                              DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                                                 2001                2000               1999
                                                                              ------------       ------------       ------------
Cash flows from operating activities:
  Net income (loss) .................................................          $  4,964           $(31,633)          $  23,186
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ...................................            48,127             52,195              35,109
    Amortization of deferred financing fees .........................             1,494              1,285               1,362
    Deferred income taxes ...........................................            (5,644)            (5,938)             (2,528)
    Net realized gains on sale of marketable securities
      and other investments .........................................                --                 --             (12,920)
    Gain on issuance of subsidiary stock ............................                --            (14,634)             (8,886)
    Non-cash stock option compensation expense ......................               448              3,113                  --
    Non-cash 401(k) contribution in common stock ....................               120              1,965                  --
    Tax benefit related to employee stock options ...................                --                221               1,618
    Non-cash acquisition costs ......................................                --                615                  --
    Minority interest in loss
      of consolidated subsidiary ....................................              (282)            (6,294)                 --
    Impairment of other assets ......................................                --              2,135               5,599
    Non-cash withdrawal by principal shareholder ....................               (49)                --                  --
    Non-cash interest earned on notes from officers .................               (16)                --                  --
    Cumulative effect of accounting change ..........................                --             13,709                  --
    Changes in assets and liabilities, net of
      effect of acquisitions:
      Trade accounts receivable .....................................            15,368              8,706             (13,224)
      List brokerage trade accounts receivable ......................            (3,493)             3,235               1,097
      Prepaid expenses ..............................................               198             (4,763)                 (3)
      Deferred marketing costs ......................................               411                488               1,408
      Accounts payable ..............................................            (4,221)             3,028              (1,850)
      List brokerage trade accounts payable .........................             1,050             (2,394)             (2,193)
      Income taxes receivable and payable, net ......................             8,297             (5,966)              7,086
      Accrued expenses and deferred revenue .........................           (12,223)            17,078              (3,866)
                                                                               --------           --------           ---------
         Net cash provided by operating activities ..................            54,549             36,151              30,995
                                                                               --------           --------           ---------
Cash flows from investing activities:
  Proceeds from sales of marketable securities ......................                --                 --              32,106
  Purchases of marketable securities ................................            (1,032)               (32)             (4,184)
  Purchase of other investments .....................................                --                 --              (1,000)
  Purchases of property and equipment ...............................            (5,876)            (9,150)             (9,048)
  Acquisitions of businesses and minority interests,
    net of cash acquired ............................................           (22,738)            (8,751)           (206,968)
  Database development costs ........................................                --                (99)               (577)
  Software development costs ........................................            (2,382)           (11,459)            (10,400)
                                                                               --------           --------           ---------
        Net cash used in investing activities .......................           (32,028)           (29,491)           (200,071)
                                                                               --------           --------           ---------
Cash flows from financing activities:
  Repayment of long-term debt .......................................           (41,931)           (22,299)            (13,540)
  Proceeds from long-term debt ......................................             2,437                 --             165,000
  Proceeds from sale of subsidiary common stock .....................                --             22,845              10,000
  Deferred financing costs ..........................................              (338)              (559)             (3,989)
  Acquisition of treasury stock .....................................                --                 --              (6,553)
  Repurchase of Senior Subordinated Notes ...........................                --                 --              (8,370)
  Proceeds from exercise of stock options ...........................                --              4,200               7,771
                                                                               --------           --------           ---------
        Net cash provided by (used in) financing activities .........           (39,832)             4,187             150,319
                                                                               --------           --------           ---------
Net increase (decrease) in cash and cash equivalents ................           (17,311)            10,847             (18,757)
Cash and cash equivalents, beginning of year ........................            21,693             10,846              29,603
                                                                               --------           --------           ---------
Cash and cash equivalents, end of year ..............................          $  4,382           $ 21,693           $  10,846
                                                                               ========           ========           =========
Supplemental cash flow information:
  Interest paid .....................................................          $ 24,588           $ 25,939           $  18,299
                                                                               ========           ========           =========
  Income taxes paid .................................................          $  8,230           $  8,116           $   7,047
                                                                               ========           ========           =========

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

      Marketable Securities. Marketable securities have been classified as available-for-sale and are therefore carried at fair value, which are estimated based on quoted market prices. Unrealized gains and losses, net of related tax effects, are reported as other comprehensive income within the statement of stockholders' equity until realized. Unrealized and realized gains and losses are determined by specific identification. When management determines that a decline in the value of marketable investment securities is other-than-temporary, the impairment loss is recorded as realized in income and the book value of the investment is reduced.

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

      Advertising Costs. Direct marketing costs associated with the mailing and printing of brochures and catalogs are capitalized and amortized over a period of six months which corresponds to the estimated revenue stream of the individual advertising activities. All other advertising costs are expensed as the advertising takes place. Total unamortized marketing costs at December 31, 2001 and 2000, was $2.1 million and $2.5 million, respectively. Total advertising expense for the years ended December 31, 2001, 2000, and 1999 was $12.2 million, $31.8 million, and $21.0 million, respectively.

      Property and Equipment. Property and equipment (including equipment acquired under capital leases) are stated at cost and are depreciated or amortized primarily using straight-line methods over the estimated useful lives of the assets, as follows:

                  Building and improvements .....................................        30 years
                  Office furniture and equipment ................................        7 years
                  Computer equipment ............................................        3 years
                  Capitalized equipment leases ..................................        5 years

      Intangibles. Intangible assets are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets, as follows:

                  Goodwill ......................................................        7 to 20 years
                  Distribution networks .........................................        2 years
                  Noncompete agreements .........................................        Term of agreements
                  Purchased data processing software ............................        2 to 7 years
                  Database costs ................................................        1 to 5 years
                  Core technology costs .........................................        3 years
                  Customer base costs ...........................................        3 to 15 years
                  Tradename costs ...............................................        10 to 20 years
                  Perpetual software license agreement ..........................        10 years
                  Software development costs ....................................        1 to 5 years
                  Workforce costs ...............................................        5 to 8 years

      Goodwill resulting from acquisitions of businesses and minority interests after June 30, 2001, are not subject to amortization in accordance with the requirements of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets.

      Software Capitalization. Until technological feasibility is established, software development costs are expensed as incurred. After that time, direct costs are capitalized and amortized equal to the greater of the ratio of current revenues to the estimated total revenues for each product or the straight-line method, generally over one year for software developed for external use and over two to five years for software developed for internal use. Unamortized software costs included in intangible assets at December 31, 2001 and 2000, were $5.8 million and $10.2 million, respectively. Amortization of capitalized costs during the years ended December 31, 2001, 2000 and 1999, totaled approximately $7.0 million, $10.6 million, and $5.1 million, respectively. During 2000, the Company recorded an impairment of $0.2 million on the unamortized balance of certain data warehousing project costs.

      Database Development Costs. Costs to maintain and enhance the Company's existing business and consumer databases are expensed as incurred. Costs to develop new databases, which primarily represent direct external costs, are capitalized with amortization beginning upon successful completion of the compilation project. Database development costs are amortized straight-line over the expected lives of the databases generally ranging from one to five years. Unamortized database development costs included in intangible assets at December 31, 2001 and 2000, were $10 thousand and $73 thousand, respectively. Amortization of capitalized costs during the years ended December 31, 2001, 2000, and 1999 totaled approximately $63 thousand, $151 thousand, and $796 thousand, respectively. During 2000, the Company recorded an impairment of $0.8 million on the unamortized balance of the Company's infoPix database.

      Long-lived assets. All of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized in operating results. The impairment loss is measured using discounted cash flows or quoted market prices, when available. The Company also periodically reevaluates the remaining useful lives of its long-lived assets based on the original intended and expected future use or benefit to be derived from the assets. Changes in estimated useful lives are reflected prospectively by amortizing the remaining book value at the date of the change over the adjusted remaining estimated useful life. During 2000, the Company recorded impairments totaling $1.1 million for certain infoUSA.com leasehold improvements, infoUSA.com capitalized public offering costs, and for certain equipment related to the infoPix business photograph project.

      Revenue Recognition. The Company's revenue is primarily generated from the sale of its products and services and the licensing of its data to third parties. Revenue from sales lead and directory products are recognized when the product is shipped. Revenue for consumer products sold through retail distribution channels are recognized when shipped, net of a reserve for product returns. Database and data processing services are recognized and billed on a time and materials basis as services are rendered. During 2000, the Company changed its method of accounting for data licensing arrangements sold with updates to record revenue on a straight-line basis over the license term. This newly adopted method of accounting better reflects the service commitment inherent in the Company's licensing agreements in light of the growing proportion of such licensing revenue from long-term and continuous access agreements. The cumulative effect of the change in method for periods prior to January 1, 2000 of $10.3 million (net of income taxes of $3.5 million), or $.21 per share, is shown as the cumulative effect of a change in accounting principle in the accompanying 2000 Consolidated Statement of Operations. The change to a more preferable revenue recognition method increased fiscal year 2000 revenues by $609 thousand. The quarterly supplemental data for 2000 has been restated to recognize revenues according to the newly adopted method as of January 1, 2000. Assuming the above described revenue recognition policy had been implemented on January 1, 1999, pro forma net sales and pro forma net income from continuing operations in 1999 would have been decreased by $4.4 million and $1.9 million, respectively.

      Reserves are established for estimated returns and uncollectible amounts on sales of product where the customer has the right of return. Royalty revenue is recognized at the time it is earned under the Company's license agreements. Advertising revenue is typically derived from advertising agreements in which the Company receives a fixed fee or a fee based on a per impression or click through basis and is recognized as the Company fulfills the terms of the agreement. Revenue from revenue-sharing agreements is recognized after the transaction has occurred and in the period the obligation to pay is reported by the product or service provider.

      Change in Ownership Interest - Gains or losses from a change in ownership of a consolidated subsidiary, or an unconsolidated affiliate are recognized in the consolidated statements of operations in the period of change.

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

      Derivative Instruments and Hedging Activities. In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $0.3 million in accumulated other comprehensive income to recognize at fair value the Company's interest rate swap which was designated as a cash-flow hedging instrument.

      All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

      Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item.

      Earnings (Loss) Per Share. Basic earnings per share are based on the weighted average number of common shares outstanding, including contingently issuable shares. Diluted earnings per share are based on the weighted number of common shares outstanding, including contingently issuable shares, plus dilutive potential common shares outstanding (representing outstanding stock options).

      The following data show the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. In 2001, the exercise price of all outstanding options were higher than the average market price of the underlying common stock and were therefore not dilutive. Options on 242 thousand shares of common stock were not included in computing diluted earnings per share for 2000 because their effects were antidilutive, due to the Company's net loss in 2000.

                                                                                          FOR THE YEARS ENDED
                                                                              -------------------------------------------
                                                                              DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                                                  2001            2000          1999
                                                                              ------------    ------------   ------------
                                                                                             (IN THOUSANDS)
                  Weighted average number of shares outstanding
                    used in basic EPS ..................................         50,651         50,304         48,470
                  Net additional common equivalent shares
                    outstanding after assumed exercise of stock
                    options ............................................             --             --            143
                                                                                 ------         ------         ------
                  Weighted average number of shares outstanding
                    used in diluted EPS ................................         50,651         50,304         48,613
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

      New Accounting Standards. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

      In June 2001, the Financial Accounting Standards Board also issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement:

      - replaces the requirement to amortize goodwill and certain other intangible assets with an annual impairment test, and
      - requires an evaluation of the useful lives of intangible assets and an impairment test for goodwill upon adoption.

Goodwill and intangible assets with indefinite lives that result from acquisitions of businesses and minority interests after June 30, 2001, are not subject to amortization under the provisions of SFAS 142. The provisions of this statement are fully effective for fiscal years beginning after December 15, 2001, so the Company must adopt the provisions of SFAS 142 in the financial statements for the quarter ended March 31, 2002. Beginning January 1, 2002, the Company ceased the amortization of goodwill, the result of which is no further expense for the amortization of these intangible assets in 2002 and future years. Goodwill resulting from transactions occurring after June 30, 2001, is also not amortizable during 2001. Amortization expense related to goodwill and other intangible assets with indefinite lives and not amortizable after January 1, 2002, were $16.5 million, $16.3 million and $10.9 million, in 2001, 2000 and 1999, respectively. The Company has not yet completed the evaluation whether or not it has any impairment charges in our consolidated financial statements that may result from the initial impairment test that is required upon adoption of SFAS 142. The Company expects to complete this initial impairment test within the first six months of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

      In October 2001, the Financial Accounting Standards Board also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of this statement are effective for fiscal years beginning after December 15, 2001. Therefore, the Company is required to adopt the provisions of SFAS No. 144 in its financial statements for the quarter ended March 31, 2002. Management does not expect the adoption of this statement to significantly impact the consolidated financial statements.

3. ACQUISITIONS

      Effective October 1, 2001, the Company purchased the business of Polk City Directories through an acquisition of assets from Equifax. Polk City Directories provides printed reference guides listing business and residential information, that will complement and expand our state and national directory product offerings. Total consideration for the acquisition was $6.0 million in cash (excluding any acquisition-related costs). The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Polk City Directories have been included in the Company's financial statements since the date of acquisition. The Company has recorded goodwill of $4.4 million, in its preliminary purchase price allocation of the net assets acquired. The purchase price allocation is subject to adjustment in 2002 when the opening balance sheet is finalized. The goodwill resulting from this acquisition has not been amortized in the 2001 financial statements, in accordance with the requirements of SFAS 142.

      Effective August 30, 2001, the Company purchased the minority interest of its subsidiary, infoUSA.com, through the acquisition of assets. Total consideration for the acquisition was $24.7 million, comprised of $15.7 million of restricted cash, $3.0 million cash provided by operations and a $6.0 million subordinated note, bearing 6% interest and payable in two years. Intangible assets recorded as a result of the purchase include goodwill of $19.6 million. The goodwill resulting from this acquisition has not been amortized in the 2001 financial statements, in accordance with the requirements of SFAS 142.

      Effective May 2000, the Company acquired certain assets and assumed certain liabilities of Getko Direct Response of Canada ("Getko"), a Cendant Corporation company. Getko provides Canadian list and data processing services for the direct marketing industry. Total consideration for the acquisition was $1.6 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Getko have been included in the Company's financial statements since the date of acquisition. Intangibles recorded as part of the purchase included goodwill of $1.5 million, which is being amortized over 15 years.

      Effective May 2000, the Company acquired certain assets and assumed certain liabilities of idEXEC, a Thomson Financial company. idEXEC provides a worldwide database of 60,000 large businesses and 400,000 executives for business-to-business prospecting, marketing, and research applications. Total consideration for the acquisition was $7.3 million, consisting of $5.1 million in cash, and 391,000 shares of common stock at a recorded value of $2.2 million. The Company determined the fair value of its shares issued for the purchase using the average share price for the Company's common stock prior to and subsequent to the announcement date of May 2, 2000. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of idEXEC have been included in the Company's financial statements since the date of acquisition. Intangibles recorded as part of the purchase included goodwill of $8.4 million, which is being amortized over 15 years.

      Effective March 2000, the Company acquired all issued and outstanding common stock of American Church Lists, a national proprietary database of religious institutions, organizations and affiliations. Total consideration for the acquisition was $2.0 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of American Church Lists have been included in the Company's financial statements since the date of acquisition. Intangibles recorded as part of the purchase included goodwill of $1.9 million, which is being amortized over 15 years.

      Effective July 1999, the Company acquired all issued and outstanding common stock of Donnelley Marketing, Inc. (Donnelley), a division of First Data Corporation. Donnelley is a national consumer database and database marketing company. Total consideration for the acquisition was $200.0 million in cash, funded using a combination of existing cash and borrowings under new senior secured credit facilities. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Donnelley have been included in the Company's financial statements since the date of acquisition. Goodwill and other intangibles recorded included goodwill of $144.5 million, non-compete agreements of $6.1 million, trade names of $7.7 million, and purchased data processing software of $64.1 million, which are being amortized over lives of 20 years, 5 years, 20 years, and 7 years, respectively. In addition, as part of the purchase of Donnelley, the Company recorded accruals related to acquisition costs and facility closure costs totaling $2.3 million. The Company subsequently paid all $2.3 million of these costs. The amount of intangibles recorded by the Company exceeded the purchase price due to the Company recording deferred taxes established for certain intangibles not currently deductible for tax purposes and an accrual related to costs associated with the integration of acquired operations into existing operations.

      Operating results for each of these acquisitions are included in the accompanying consolidated statements of operations from the respective acquisition dates. Assuming the above described companies had been acquired on January 1, 2000, included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income (loss) and net income (loss) per share would have been as follows:

                                                                                     FOR THE YEARS ENDED
                                                                               ---------------------------------
                                                                               DECEMBER 31,         DECEMBER 31,
                                                                                   2001                 2000
                                                                               ------------         ------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                         (UNAUDITED)
                  Net sales .........................................            $318,187             $348,587
                  Net income (loss) from continuing
                    operations ......................................            $  2,032             $(31,652)
                  Basic earnings (loss) per share ...................            $   0.04             $  (0.63)
                  Diluted earnings (loss) per share .................            $   0.04             $  (0.63)

      The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results which may occur in the future. Pro forma net income includes adjustments for amortization of intangible assets and income taxes.

4. MARKETABLE SECURITIES

      At December 31, 2001 and 2000, marketable securities available for-sale consist of common stock and mutual funds, which the Company believes cost approximates fair market value. For the years ended December 31, 2001 and 2000, there were no proceeds or realized gains (losses) from the sale of marketable securities. Proceeds from sales of marketable securities were $32.1 million, while gross realized gains totaled $13.1 million and realized losses totaled $0.2 million, for the year ended December 31, 1999.

5. COMPREHENSIVE INCOME (LOSS)

      The components of accumulated other comprehensive income (loss) were as follows:

                                                                                           FOR THE YEARS ENDED
                                                                               --------------------------------------------
                                                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                   2001            2000            1999
                                                                               ------------    ------------    ------------
                                                                                              (IN THOUSANDS)
                  Other comprehensive income (loss):
                  Unrealized gain (loss) from investments:
                    Unrealized gains (losses) ............................      $    (268)      $     (85)      $  (5,345)
                    Related tax expense ..................................            102              32           2,031
                                                                                ---------       ---------       ---------
                        Net ..............................................           (166)            (53)         (3,314)
                                                                                ---------       ---------       ---------

                  Interest rate swap agreement:
                    Gains (losses) .......................................      $    (850)             --              --
                    Related tax expense ..................................            323              --              --
                                                                                ---------       ---------       ---------
                        Net ..............................................           (527)             --              --
                                                                                ---------       ---------       ---------

                    Foreign currency translation adjustments .............           (668)           (668)           (641)
                                                                                ---------       ---------       ---------

                    Accumulated other comprehensive income (loss) ........      $  (1,361)      $    (721)      $  (3,955)
                                                                                =========       =========       =========

6. PROPERTY AND EQUIPMENT

                                                                                    DECEMBER 31,   DECEMBER 31,
                                                                                        2001          2000
                                                                                    ------------   ------------
                                                                                         (IN THOUSANDS)
                        Land and improvements ................................       $  3,225       $  3,334
                        Buildings and improvements ...........................         30,427         26,571
                        Furniture and equipment ..............................         61,666         58,028
                        Capitalized equipment leases .........................         15,592         15,080
                                                                                     --------       --------
                                                                                      110,909        103,013
                        Less accumulated depreciation and amortization:
                          Owned property .....................................         53,101         44,311
                          Capitalized equipment leases .......................          6,168          3,993
                                                                                     --------       --------
                                  Property and equipment, net ................       $ 51,640       $ 54,709
                                                                                     ========       ========

7. INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                                              DECEMBER 31,       DECEMBER 31,
                                                                                  2001               2000
                                                                              ------------       ------------
                                                                                      (IN THOUSANDS)
                                  Goodwill..............................      $  264,494          $  233,144
                                  Noncompete agreements.................          13,534              13,534
                                  Core technology.......................           4,800               4,800
                                  Customer base.........................           8,372               8,372
                                  Trade names...........................          15,802              15,802
                                  Purchased data processing software....          73,478              73,478
                                  Acquired database costs...............          19,000              19,000
                                  Work force costs......................           1,338               1,338
                                  Perpetual software license agreement..           8,000               8,000
                                  Software development costs............           5,801              10,152
                                  Database costs........................              10                  73
                                  Deferred financing costs..............          10,894              10,557
                                                                              ----------          ----------
                                                                                 425,523             398,250
                                  Less accumulated amortization.........         140,848             102,190
                                                                              ----------          ----------
                                                                              $  284,675          $  296,060
                                                                              ==========          ==========

8. FINANCING ARRANGEMENTS

      Long-term debt consists of the following:

                                                                                             DECEMBER 31,    DECEMBER 31,
                                                                                                 2001            2000
                                                                                             ------------    ------------
                                                                                                    (IN THOUSANDS)
                  9 1/2% Senior Subordinated Notes .....................................      $ 106,000       $ 106,000
                  Senior Secured Credit Facilities -- Term A Loan ......................         30,583          52,314
                  Senior Secured Credit Facilities -- Term B Loan ......................         68,488          84,455
                  Senior Secured Credit Facilities -- Revolving Credit Facility ........             --              --
                  Mortgage note, collateralized by deed of trust. Note bears a variable interest rate of Libor plus 2.75%. Principal is due
                    October 2006. Interest is payable monthly ..........................          8,100           8,940
                  Mortgage note, collateralized by deed of trust. Note bears a variable interest rate of Libor plus 2.50%. Principal is due
                    August 2006. Interest is payable monthly ...........................          2,359              --
                  Uncollateralized note payable for purchase of infoUSA.com minority interest. Note bears a fixed interest rate of 6.0%. Principal is due
                    August 2003. Interest is payable monthly ...........................          6,000              --
                  Uncollateralized note payable for leasehold improvements. Note bears a fixed interest rate of 5.0%. Principal is due September 2003.
                    Interest is payable quarterly ......................................            433             433
                  Capital lease obligations (See Note 16) ..............................          3,707           6,510
                                                                                              ---------       ---------
                                                                                                225,670         258,652
                  Less current portion .................................................         19,770          17,779
                                                                                              ---------       ---------
                  Long-term debt .......................................................      $ 205,900       $ 240,873
                                                                                              =========       =========

      Future maturities by calendar year of long-term debt as of December 31, 2001 are as follows (in thousands):

                                 2002.........        $ 19,770
                                 2003.........        $ 26,307
                                 2004.........        $ 18,970
                                 2005.........        $ 42,937
                                 2006.........        $    687
                                 Thereafter...        $116,998

      On March 6, 2002, the Company refinanced the Senior Secured Credit facility administered by Deutsche Bank with Banc of America Securities, LLC. Under the refinanced Senior Secured Credit facility, the payment terms of the Term Loans A and B were changed such that the total debt will be due in March 2006. Available borrowings under the new Senior Secured Credit facility are $47.0 million for Term A with a maturity of 3 years, $45.0 million for Term B with a maturity of 4 years and $18.0 million under a revolving credit facility with a maturity of 3 years. The new payment terms are reflected in the accompanying consolidated balance sheet at December 31, 2001 and in the preceding summary of long term debt. As of March 6, 2002, the Company had no borrowings under the new Revolving Credit Facility, with the exception of two outstanding letters of credit totaling $6.3 million reducing the availability under the Revolving Credit Facility to $11.7 million. In 2002, the Company wrote-off deferred financing costs of $3.0 million in connection with the refinancing of these Senior Secured Credit facilities.

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

      During 1999, the Company negotiated a $195.0 million Senior Debt Credit Facility ("Credit Facility") borrowing arrangement with Deutsche Bank, comprised of: Term Loan A Facility in the amount of $65.0 million which provides for grid-based interest pricing based upon the Company's consolidated leverage ratio and ranges from base rate + 1.75% to 2.25% for base rate loans and from LIBOR + 2.75% to 3.25% for LIBOR loans with a maturity of 5 years; a Term Loan B Facility in the amount of $100.0 million which provides interest at base rate + 3.00% for base rate loans and LIBOR + 4.00% for LIBOR loans with a maturity of 7 years; and a Revolving Credit Facility in the amount of $30.0 million which provides the same interest pricing as the Term Loan A Facility with a maturity of 5 years. Substantially all assets of the Company are pledged as security under the terms of the Credit Facility. As of December 31, 2001, the Term Loan A Facility had balance of $30.6 million, with an interest rate of 5.25% and a Term Loan B balance of $68.5 million, with an interest rate of 6.10%.

      As of December 31, 2001, the Company had no borrowings under the Revolving Credit Facility, with the exception of two outstanding letters of credit totaling $6.3 million reducing the availability under the Revolving Credit Facility to $18.7 million. Additionally, the Company is required to pay a commitment fee of 0.5% on the average unused amount of the Revolving Credit Facility.

      Interest rate swap agreements are used by the Company to reduce the potential impact of increases in interest rates on floating-rate long term debt (See Note 15).

      The Company is subject to certain financial covenants in the Credit Facility, including minimum consolidated interest coverage ratio, maximum consolidated leverage ratio and minimum consolidated EBITDA. Management believes the Company is in compliance with or has obtained waivers for all restrictive covenants of the Company's various debt facilities.

9. INCOME TAXES

      The provision for income taxes before extraordinary items consists of the following:

                                                                         FOR THE YEARS ENDED
                                                         ----------------------------------------------------
                                                         DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                            2001                 2000                1999
                                                         ------------        ------------        ------------
                                                                            (IN THOUSANDS)
                        Current:
                          Federal ..............           $ 10,441            $  4,843            $ 14,401
                          State ................                900                 415               1,271
                                                           --------            --------            --------
                                                             11,341               5,258              15,672
                                                           --------            --------            --------
                        Deferred:
                          Federal ..............                 28              (3,627)             (2,308)
                          State ................                  2                (311)               (220)
                                                           --------            --------            --------
                                                                 30              (3,938)             (2,528)
                                                           --------            --------            --------
                                                           $ 11,371            $  1,320            $ 13,144
                                                           ========            ========            ========

      The effective income tax rate for continuing operations varied from the Federal statutory rate as follows:

                                                                                        FOR THE YEARS ENDED
                                                                             -------------------------------------------
                                                                             DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                                                2001             2000           1999
                                                                             ------------    ------------   ------------
                                                                                            (IN THOUSANDS)
                  Expected Federal income taxes at statutory rate
                    of 35% ............................................        $  5,724       $ (5,560)       $ 12,671
                  State taxes, net of Federal effects .................             586             68             683
                  Amortization of nondeductible intangibles ...........           4,577          4,595           2,619
                  Gain on of subsidiary common stock ..................              --         (5,122)         (3,110)
                  Change in valuation allowance .......................              --          6,805              --
                  Other ...............................................             484            534             281
                                                                               --------       --------        --------
                                                                               $ 11,371       $  1,320        $ 13,144
                                                                               ========       ========        ========

     The components of the net deferred tax assets (liabilities) were as follows:

                                                                               DECEMBER 31,        DECEMBER 31,
                                                                                  2001                2000
                                                                               ------------        ------------
                                                                                       (IN THOUSANDS)
                        Deferred tax assets:
                          Unrealized losses ............................         $     425          $      32
                          Accounts receivable ..........................             1,123                 --
                          Accrued vacation .............................             1,158              1,066
                          Accrued expenses .............................                --              1,440
                          Net operating losses .........................                --              6,805
                                                                                 ---------          ---------
                                                                                     2,706              9,343
                          Less valuation allowance .....................                --             (6,805)
                                                                                 ---------          ---------
                                                                                     2,706              2,538
                                                                                 ---------          ---------
                        Deferred tax liabilities:
                          Intangible assets ............................           (29,428)           (30,074)
                          Accounts receivable ..........................                --               (293)
                          Depreciation .................................            (1,464)            (1,133)
                          Deferred marketing costs .....................              (782)              (938)
                          Prepaid expenses and other assets ............            (2,312)            (1,743)
                                                                                 ---------          ---------
                                                                                   (33,986)           (34,181)
                                                                                 ---------          ---------
                                  Net deferred tax liabilities .........         $ (31,280)         $ (31,643)
                                                                                 =========          =========

      Loss on discontinued operations and cumulative effect of accounting change are presented net of income tax benefits of $6.0 million for the year ended December 31, 2000.

      The Company had a valuation allowance for deferred tax assets at December 31, 2000 of $6,805 and a change in the valuation allowance of $6,805 for the year ended December 31, 2000. The Company had no valuation allowance at December 31, 2001 or 1999. The entire valuation allowance related to net operating losses generated by a majority owned subsidiary which was not included in the Company's consolidated group for tax purposes. As discussed in Note 3, the Company eliminated the minority interest of this subsidiary during 2001. The transaction resulted in the net operating losses and related valuation allowance of the subsidiary being acquired by the minority shareholders. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company's subsidiary will need to generate future taxable income prior to the expiration of the net operating loss carryforwards. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes a valuation allowance of $6,805 as of December 31, 2000 and an increase in the valuation allowance of $6,805 for the year ended December 31, 2000 is appropriate.

10. STOCK OPTION PLANS

      As of December 31, 2001, a total of 10.0 million and 5.0 million shares of the Company's Common Stock have been reserved for issuance to officers, key employees and non-employee directors under the Company's 1992 Stock Option Plan and the Company's 1997 Common Stock Option Plan, respectively. Options are generally granted at the stock's fair market value on the date of grant, vest generally over a four or five year period and expire five or six years, respectively, from date of grant. Options issued to shareholders holding 10% or more of the Company's stock have generally been issued at 110% of the stock's fair market value on the date of grant and vest over periods ranging from five to six years with early vesting if certain financial goals are met. Certain options issued to directors at the stock's fair market value vested immediately and expire five years from grant date.

      The Company's partially-owned subsidiary, infoUSA.com, sponsored an Equity Incentive Plan in which shares of common stock were reserved for issuance to officers, directors, employees and consultants of the subsidiary. Options granted during 2000 totaled 3.3 million options, with a weighted average exercise price of $1.61. No options were granted during 2001. The Company has recorded a non-cash charge of $0.4 million and $3.1 million during 2001 and 2000, respectively, related to the issuance of stock options and warrants of infoUSA.com common stock. The non-cash charge was calculated based on an estimated fair value for the common stock of the subsidiary of $.96 per share as of December 31, 2000. The charge was recorded as an addition to paid-in-capital. Options to purchase common stock of the infoUSA.com subsidiary were effectively retired with the Company's acquisition of the minority interest during 2001. The Company reduced additional paid-in-capital and unamortized stock compensation by $4.2 million in connection with this transaction.

      In October 2001, the company implemented a stock option program for certain executive employees whereby fully vested options to purchase 320,000 shares of common stock were issued at fair value on the grant date. The options were immediately exercised by the employees and, in lieu of cash for the exercise price, the Company accepted full recourse notes receivable of $1.2 million from the employees for the exercise price. The notes receivable bear interest at 5%. The grant of stock options has been accounted for using fixed plan accounting under APB 25 because, in management's view, the interest rates on the notes are at market rates, the employees have sufficient personal assets to back the notes and the Company has the intent to exercise its recourse rights against the employee's personal assets in the event of a default.

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

                                                                                          FOR THE YEARS ENDED
                                                                              -----------------------------------------------
                                                                              DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                                                  2001             2000              1999
                                                                              ------------     ------------      ------------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                 Net income (loss) -- as reported......................        $  4,964         $(31,633)        $   23,186
                 Net income (loss) -- pro forma........................        $  2,902         $(34,220)        $   20,176
                 Basic earnings (loss) per share -- as reported........        $   0.10         $  (0.63)        $     0.48
                 Basic earnings (loss) per share -- pro forma..........        $   0.06         $  (0.68)        $     0.42
                 Diluted earnings (loss) per share -- as reported......        $   0.10         $  (0.63)        $     0.48
                 Diluted earnings (loss) per share -- pro forma........        $   0.06         $  (0.68)        $     0.42

     The above pro forma results are not likely to be representative of the effects on reported net income for future years since options vest over several years and additional awards generally are made each year.

     The fair value of the weighted average of each year's option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2000 and 1999: expected volatility of 12.34% (2001), 10.26% (2000) and 9.51% (1999); risk free interest rate based on the U.S. Treasury strip yield at the date of grant; and expected lives of 4 to 6 years.

     The following information relates to options to purchase the Company's common stock:

                                                             DECEMBER 31, 2001         DECEMBER 31, 2000         DECEMBER 31, 1999
                                                             -----------------         -----------------         -----------------
                                                                  WEIGHTED                 WEIGHTED                   WEIGHTED
                                                             AVERAGE EXERCISE          AVERAGE EXERCISE          AVERAGE EXERCISE
                                                             ----------------          ----------------          ----------------
                                                           SHARES        PRICE       SHARES         PRICE        SHARES      PRICE
                                                           ------        -----       ------         -----        ------      -----
                 Outstanding beginning of
                   period ........................       7,129,381      $ 8.66     7,921,134        $ 8.74      7,094,036    $ 9.33
                 Granted .........................       2,268,000        7.38       852,100          6.85      2,697,335      6.57
                 Exercised .......................        (320,000)       4.00      (409,224)        10.32     (1,322,298)     6.84
                 Forfeited/expired ...............      (2,529,979)       8.41    (1,234,629)         7.97       (547,939)    10.57
                                                        ----------      ------    ----------        ------     ----------    ------
                 Outstanding end of period .......       6,547,402      $ 8.54     7,129,381        $ 8.66      7,921,134    $ 8.74
                                                        ==========      ======    ==========        ======     ==========    ======
                 Options exercisable at end of
                   Period ........................       3,748,173      $ 9.13     4,389,852        $ 9.03      3,453,689    $ 9.13
                                                        ==========      ======    ==========        ======     ==========    ======
                 Shares available for options
                   that may be granted ...........       4,306,948                 1,146,395                    1,139,938
                                                        ==========                ==========                   ==========
                 Weighted-average grant date
                   fair value of options,
                   granted during the period
                   -- exercise price equals
                   stock price at grant ..........                      $   --                      $   --                   $ 1.66
                                                                        ======                      ======                   ======

      The following table summarizes information about stock options outstanding at December 31, 2001:

                                                                  OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                                   ----------------------------------------------     --------------------------
                                                                        WEIGHTED-
                                                                         AVERAGE         WEIGHTED-                      WEIGHTED-
                                                                        REMAINING        AVERAGE                        AVERAGE
                                                      NUMBER           CONTRACTUAL       EXERCISE        NUMBER         EXERCISE
                 RANGE OF EXERCISE PRICES          OUTSTANDING             LIFE           PRICE       EXERCISABLE        PRICE
                 ------------------------          -----------         -----------       --------     -----------      ---------
                 $4.28 to $5.70..............         208,000           3.1 years        $   5.08          97,784      $   5.08
                 $5.70 to $7.13..............       2,485,964           3.0 years            6.56       1,203,743          6.39
                 $7.13 to $8.55..............       1,881,937           3.1 years            8.50         649,434          8.47
                 $8.55 to $9.98..............           4,000           0.2 years            9.38           4,000          9.38
                 $9.98 to $11.40.............       1,345,501           0.4 years           10.72       1,234,807         10.69
                 $11.40 to $12.83............         160,000           1.3 years           12.04         145,410         12.02
                 $12.83 to $14.25............         462,000           1.2 years           13.37         412,995         13.41
                                                    ---------           ---------        --------       ---------      --------
                 $4.28 to $14.25.............       6,547,402           2.4 years        $   8.54       3,748,173      $   9.13
                                                    =========           =========        ========       =========      ========

11. SAVINGS PLAN

      Employees who meet certain eligibility requirements can participate in the Company's 401(k) Savings and Investment Plan. Under the plan, the Company may, at its discretion, match a percentage of the employee contributions. The Company recorded administration expenses for matching contributions totaling $1.8 million, $2.4 million and $1.1 million in the years ended December 31, 2001, 2000 and 1999, respectively.

      During 1999, the Company began making matching contributions to its 401(k) Plan using treasury stock. Contribution expense is measured as the fair value of the Company's common stock on the date of the grant. During 2001, the Company contributed 40,161 shares at a recorded value of $120 thousand. During 2000, the Company contributed 335,999 shares at a recorded value of $2.0 million. During 1999, the Company contributed 78,510 shares at a recorded value of $494 thousand. In 2000, the Company made a change allowing the matching contributions to be made in either cash or stock.

12. RELATED PARTY TRANSACTIONS

      Annapurna Corporation, which is 100% owned by Mr. Gupta, who is the Chairman and Chief Executive Officer of the Company, has fractional ownership in certain aircraft with NetJets. Annapurna Corporation bills the Company when the Company's employees and officers use the aircraft. The Company paid a total of $2.1 million, $2.0 million and $3.5 million in 2001, 2000 and 1999, respectively, to Annapurna Corporation for usage of the aircraft and other travel and entertainment expenses. The Company also paid Annapurna Corporation $49 thousand in 2001 for costs related to Polk City Directory acquisition. These costs were capitalized.

      The Company paid Everest Investment Management $120 thousand in 2001 for rented office space in a building adjacent to the Company's facility and $500 thousand in 1999 for investment advisory fees on certain transactions. Everest Investment Management is 40% owned by Mr. Gupta.

      Mr. Gupta also paid for Company expenses totaling $129 thousand in 2001and $140 thousand in 2000 related to entertainment and investment management services. The 2000 expenses were recorded as a contribution of capital. During 1999, Mr. Gupta received a loan for $2.6 million, which was repaid with interest shortly after the borrowing.

      In 2001, the Company invested $1 million in the Everest(3) Fund, a blend of three index funds (S&P 500, Dow Jones and Nasdaq 100). Everest Funds Management LLC manages the fund. Mr. Gupta, who is the Chairman and Chief Executive Officer of the Company, owns 100% of the voting stock in Everest Funds Management LLC.

During 2001, the Company acquired a building adjacent to the Company's facility by assuming a mortgage from Everest Investment Management, which is 40% owned by Mr. Gupta. The purchase price for the building was $2.8 million.

13. SUPPLEMENTAL CASH FLOW INFORMATION

      The Company made certain acquisitions during 2001, 2000 and 1999 (See Note
3) and assumed liabilities as follows:

                                                      2001             2000              1999
                                                    --------         --------         ---------
                                                                  (IN THOUSANDS)
                 Fair value of assets               $ 30,894         $ 14,460         $ 247,201
                 Cash paid ....................      (22,738)          (8,751)         (206,968)
                 Common stock issued ..........           --           (2,248)               --
                                                    --------         --------         ---------
                 Liabilities assumed ..........     $  8,156         $  3,461         $  40,233
                                                    ========         ========         =========

      The Company acquired computer equipment under capital lease obligations totaling $512 thousand and $3.2 million, in the years ended December 31, 2001 and 2000, respectively.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

      The carrying amounts shown in the following table are included in the consolidated balance sheets under the indicated captions.

                                                                 DECEMBER 31, 2001            DECEMBER 31, 2000
                                                             ------------------------     -----------------------
                                                             CARRYING                     CARRYING
                                                              AMOUNT       FAIR VALUE      AMOUNT      FAIR VALUE
                                                             --------      ----------     --------     ----------
                                                                            (AMOUNTS IN THOUSANDS)
                  Financial assets:
                   Cash and cash equivalents ....           $   4,382      $   4,382      $ 21,693     $  21,693
                    Marketable securities .......               1,037          1,037           102           102
                    Other assets - nonmarketable
                      investment securities .....               4,124          4,124         3,000         3,000
                  Financial liabilities:
                    Long-term debt ..............             225,670        222,630       258,652       203,498
                  Derivatives:
                    Interest rate swaps .........              (2,252)        (2,252)           --          (522)

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

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      The Company has an interest-rate related derivative instrument to manage its exposure on its debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments.

      By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is higher than Aa.

      Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

      The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to the Company's outstanding debt obligations as well as the Company's offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company's future cash flows.

      The Company uses variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management has entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed- cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.

      Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in Accumulated Other Comprehensive Income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest affects earnings.

      Interest expense for the year ended December 31, 2001 includes $0.6 million of net losses representing cash flow hedge ineffectiveness arising from differences between the critical terms of the interest rate swap and the hedged debt obligation when it affects earnings.

      As of December 31, 2001, $0.5 million of deferred losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified to earnings during the next 12 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivative gains to earnings include the repricing of variable-rate debt.

16. COMMITMENTS AND CONTINGENCIES

      Under the terms of its capital lease agreements, the Company is required to pay ownership costs, including taxes, licenses and maintenance. The Company also leases office space under operating leases expiring at various dates through April 2011. Certain of these leases contain renewal options. Rent expense on operating lease agreements was $5.2 million, $6.5 million, and $4.6 million in the years ended December 31, 2001, 2000 and 1999, respectively.

      Following is a schedule of the future minimum lease payments as of December 31, 2001:

                                                                   CAPITAL         OPERATING
                                                                   -------         ---------
                                                                        (IN THOUSANDS)
                  2002.......................................     $  2,882         $   6,369
                  2003.......................................        1,173             5,242
                  2004.......................................           37             3,306
                  2005.......................................           --             2,282
                  2006.......................................           --             1,600
                                                                  --------         ---------
                  Total future minimum lease payments........        4,092         $  18,799
                                                                                   =========
                  Less amounts representing interest.........          385
                                                                  --------
                  Present value of net minimum lease payments     $  3,707
                                                                  ========

      The Company and its subsidiaries are involved in other legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company's financial position, results of operations, or cash flows.

17. ACQUISITION COSTS, LITIGATION SETTLEMENT CHARGES, ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

      During 2001, the Company recorded acquisition costs totaling $0.5 million, representing general and administration costs incurred to integrate the Polk City Directories acquisition. These costs were not directly related to the acquisition of Polk City Directories and therefore could not be capitalized as part of the purchase price.

      During 2001, the Company recorded restructuring charges of $4.9 million due to a lease termination agreement and charges related to workforce reductions. On July 30, 2001, infoUSA.com, a subsidiary of the Company, negotiated a lease termination agreement for the abandoned Foster City, California facility, and paid $4.7 million to satisfy the remaining eight year term of the lease agreement. As a result, the Company recorded additional charges of $2.8 million for costs of the lease settlement not previously recorded. The Company also recorded $2.1 million for workforce reduction charges that included involuntary employee separation costs for approximately 265 employees discharged during 2001, in administration, sales support and marketing functions.

      During 2001, the Company settled legal issues totaling $1.1 million in connection with arbitration of two contractual disputes.

      During 2000, the Company recorded acquisition costs totaling $2.3 million. The Company recorded charges of $0.5 million related to the Company's acquisition of American Church Lists, idEXEC and Getko (see Note 3). These charges represent general and administration costs incurred to integrate these acquired operations into the Company's existing operations. These costs were not directly related to the acquisition of these companies, and therefore could not be capitalized as part of the purchase price. Additionally, the Company recorded charges of $1.8 million associated with the Company's unsuccessful bid to acquire the consumer database division of R.L. Polk.

      During 2000, the Company recorded restructuring charges totaling $5.8 million as a part of the Company's overall strategy to reduce costs and continue commitment to its core businesses. The commitment to its core businesses program included a reduction in the planned investment in the Company's Internet businesses and a reduction in total headcount from 2,200 to 1,841. The Company recorded a $3.7 million lease buy-out accrual for abandoned space at the Foster City, California facility and $2.1 million for workforce reduction accruals. The workforce reduction charges included involuntary employee separation costs for approximately 350 employees that included charges of $0.8 million for employees in the Company's Internet businesses, $0.7 million for employees of the large business segment, $0.4 million for employees of the small business segment and $0.2 for administrative employees. As of December 31, 2000, employees received cash severance payments totaling $0.3 million during 2000 with $1.8 million deferred and paid in 2001. At December 31, 2000, these deferred payments were classified in the accompanying Consolidated Balance Sheets as accrued expenses.

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

      During 1999, infoUSA.com issued approximately 2.9 million shares of convertible preferred stock for approximately $10 million or $3.42 per share. As a result of the issuance of the convertible preferred stock, the Company's ownership in infoUSA.com went from 100% to approximately 83% and a gain of $8.9 million was recorded. There were no deferred income taxes recorded due to the gain being a non-taxable transaction.

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

      The following tables summarize certain segment information:

                                                                         FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                ---------------------------------------------------
                                                                 SMALL        LARGE      CORPORATE     CONSOLIDATED
                                                                BUSINESS     BUSINESS    ACTIVITIES       TOTAL
                                                                --------     --------    ----------    ------------
                                                                                  (IN THOUSANDS)
                  Net sales ...........................         $133,722     $155,016     $      --      $288,738
                  Non-cash stock compensation .........               --           --           448           448
                  Acquisition costs ...................               --           --           493           493
                  Operating income (loss) .............           60,447       81,149      (101,209)       40,385
                  Investment income ...................               --           --           953           953
                  Interest expense ....................               --           --        25,285        25,285
                  Income (loss) before income taxes and
                    discontinued operations ...........           60,447       81,149      (125,261)       16,335

                                                                         FOR THE YEAR ENDED DECEMBER 31, 2000
                                                                ---------------------------------------------------
                                                                 SMALL        LARGE      CORPORATE     CONSOLIDATED
                                                                BUSINESS     BUSINESS    ACTIVITIES       TOTAL
                                                                --------     --------    ----------    ------------
                                                                                  (IN THOUSANDS)
                  Net sales ...........................         $140,242     $165,426     $      --      $305,668
                  Non-cash stock compensation .........               --           --         3,113         3,113
                  Impairment of assets ................               --           --         2,135         2,135
                  Acquisition costs ...................               --           --         2,287         2,287
                  Restructuring charges ...............               --           --         5,800         5,800
                  Operating income (loss) .............           32,397       75,527      (119,338)      (11,414)
                  Investment income ...................               --           --        12,250        12,250
                  Interest expense ....................               --           --        26,651        26,651
                  Income (loss) before income taxes and
                    discontinued operations ...........           32,397       75,527      (123,811)      (15,887)

                                                                         FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                ---------------------------------------------------
                                                                 SMALL        LARGE      CORPORATE     CONSOLIDATED
                                                                BUSINESS     BUSINESS    ACTIVITIES       TOTAL
                                                                --------     --------    ----------    ------------
                                                                                  (IN THOUSANDS)
                  Net sales ...........................         $129,897     $135,956     $      --      $265,853
                  Impairment of assets ................               --           --         5,599         5,599
                  Acquisition costs ...................               --           --         4,166         4,166
                  Operating income (loss) .............           61,668       55,898       (83,490)       34,076
                  Investment income ...................               --           --        23,082        23,082
                  Interest expense ....................               --           --        18,579        18,579
                  Income (loss) before income taxes and
                    discontinued operations ...........           61,668       55,898       (78,987)       38,579

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

The Stockholders and Board of Directors
infoUSA Inc.:

Under date of January 18, 2002, except as to the third paragraph of Note 8 which is March 6, 2002, we reported on the consolidated balance sheets of infoUSA Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, during 2000 the Company changed its method of accounting for data licensing arrangements sold with updates.


                                                                    /s/ KPMG LLP
                                                                    ------------
                                                                        KPMG LLP

Omaha, Nebraska
January 18, 2002
                          infoUSA INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                   ADDITIONS
                                                                             -----------------------
                                                               BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                                                BEGINNING    COSTS AND      OTHER                     END OF
                                 DESCRIPTION                    OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
                  --------------------------------------       ----------    ----------   ----------   ----------   ----------
                  Allowance for doubtful accounts
                    receivable: ........................                                                     (A)
                    December 31, 1999 ..................          $2,700       $1,839       $1,586*       $3,543      $2,582
                    December 31, 2000 ..................          $2,582       $2,371       $   98*       $2,860      $2,191
                    December 31, 2001 ..................          $2,191       $2,878       $   --        $2,114      $2,955
                  Allowance for sales returns: .........                                                     (B)
                    December 31, 1999 ..................          $4,589       $6,506       $   --        $6,609      $4,486
                    December 31, 2000 ..................          $4,486       $7,752       $   --        $9,705      $2,533
                    December 31, 2001 ..................          $2,533       $3,133       $   --        $3,952      $1,714

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
                              JAMI Marketing Services, Inc. is incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K for the
                              Fiscal Year ended December 31, 1998.

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
                              Company, BT Alex. Brown Incorporated, Goldman,
                              Sachs & Co. and Hambrecht & Quist LLC is incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

                  4.5     --  Indenture dated as of June 18, 1998 (the
                              "Indenture") by and between the Company and State
                              Street Bank and Trust Company of California, N.A., as Trustee is incorporated herein by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

                  4.6     --  Exchange and Registration Rights Agreement dated
                              as of June 18, 1998 by and among the Company and BT Alex. Brown Incorporated, Goldman, Sachs & Co.
                              and Hambrecht & Quist LLC as the Initial
                              Purchasers is incorporated herein by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

                  4.7     --  Form of New 9 1/2% Senior Subordinated Note due
                              2008 is incorporated herein by reference to exhibits filed with the Company's Registration
                              Statement on Form S-4 (File No. 333-61645), filed
                              December 15, 1999.

                  4.8     --  Credit Agreement by and among infoUSA, Inc.,
                              various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002, filed herewith.

                  4.9     --  Pledge Agreement by and among infoUSA, Inc.,
                              various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002, filed herewith.

                  4.10    --  Security Agreement by and among infoUSA, Inc.,
                              various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002, filed herewith.

                  4.11    --  Subsidiaries Guaranty Agreement by and among
                              infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002 , filed herewith.

                  10.1    --  Form of Indemnification Agreement with Officers
                              and Directors is incorporated herein by reference to exhibits filed with the Company's Registration
                              Statement on Form S-1 (File No. 33-51352), filed
                              August 28, 1992.

                  10.2    --  1992 Stock Option Plan as amended is incorporated
                              herein by reference to exhibits filed with the Company's Registration Statement on Form S-8 (File
                              No. 333-37865), filed October 14, 1997.

                  10.3    --  1997 Stock Option Plan as amended is incorporated
                              herein by reference to exhibits filed with the Company's Registration Statement on Form S-8 (File
                              No. 333-82933), filed July 15, 1999.

                  10.4    --  Employment Agreement dated February 11, 1997
                              between the Company and Allen F. Ambrosino, incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K for the Year ended December 31, 2001.

                  10.5    --  Amended and Restated Database License Agreement
                              between Donnelley Marketing, Inc. and First Data
                              Resources, Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999.

                  10.6    --  Covenant not to compete by First Data Corporation
                              to infoUSA Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999.

                  18.1    --  Preferability Letter from KPMG to the Company
                              dated March 30, 2001, incorporated herein by reference to exhibits filed with the Company's
                              Annual Report on Form 10-K for the Year ended
                              December 31, 2001.

                  21.1    --  Subsidiaries and State of Incorporation, filed
                              herewith.

                  23.1    --  Consent of Independent Accountants, filed
                              herewith.

                  24.1    --  Power of Attorney, filed herewith.