Form 10-Q
period 2002-03-31
INFOUSA INC
filed 2002-05-15
CIK 879437

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the — Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002 or

     Transition report pursuant to Section 13 or 15(d) of the — Securities Exchange Act of 1934

For the transition period from            to

Commission File Number 0-19598

infoUSA INC.

(exact name of registrant specified in its charter)

DELAWARE	47-0751545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5711 SOUTH 86TH CIRCLE, OMAHA, NEBRASKA	68127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (402) 593-4500

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

Yes X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

50,909,507 shares of Common Stock at May 8, 2002

infoUSA INC.

infoUSA INC.

FORM 10-Q

FOR THE QUARTER ENDED

MARCH 31, 2002

PART I

FINANCIAL INFORMATION AND
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	MARCH 31, 2002	DECEMBER 31, 2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$147	$4,382
Marketable securities	1,037	1,037
Trade accounts receivable, net of allowances of $4,508 and $4,670, respectively	45,283	44,890
List brokerage trade accounts receivable	21,867	16,992
Prepaid expenses	7,196	6,861
Deferred income taxes	—	1,251
Deferred marketing costs	2,073	2,058

Total current assets	77,603	77,471

Property and equipment, net	50,026	51,640
Intangible assets, net	279,923	284,675
Other assets	5,177	5,302

	$412,729	$419,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,755	$19,770
Accounts payable	9,004	7,760
List brokerage trade accounts payable	17,320	15,031
Accrued payroll expenses	6,568	7,891
Income taxes payable	4,262	4,030
Accrued expenses	7,483	9,240
Deferred income taxes	1,162	—
Deferred revenues	17,075	17,419

Total current liabilities	83,629	81,141

Long-term debt, net of current portion	196,989	205,900
Deferred income taxes	24,763	27,250
Deferred revenue	6,000	9,000
Stockholders’ equity:
Preferred stock, $.0025 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $.0025 par value. Authorized 295,000,000 shares; 51,861,307 shares issued and 50,902,216 outstanding at March 31, 2002 and 51,850,339 shares issued and 50,891,248 outstanding at December 31, 2001	130	130
Paid-in capital	93,590	93,551
Retained earnings	16,667	11,801
Treasury stock, at cost, 959,091 shares held at March 31, 2002 and 959,091 held at December 31, 2001	(7,028)	(7,028)
Notes receivable from officers	(1,230)	(1,296)
Accumulated other comprehensive loss	(781)	(1,361)

Total stockholders’ equity	101,348	95,797

	$412,729	$419,088

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED
	MARCH 31,
	2002	2001

	(UNAUDITED)
Net sales	$76,723	$73,853
Costs and expenses:
Database and production costs (excluding non-cash stock compensation expense of $8 for the period ended March 31, 2001)	21,260	21,387
Selling, general and administrative (excluding non-cash stock compensation expense of $69 for the period ended March 31, 2001)	31,881	27,261
Depreciation and amortization	7,104	12,733
Non-cash stock compensation expense	—	77
Restructuring charges	167	876
Acquisition costs	63	—

Total operating costs and expenses	60,475	62,334

Operating income	16,248	11,519
Other income (expense):
Investment income	70	245
Loss on interest rate swap agreement	(1,204)	—
Minority interest in gain of subsidiary	—	(60)
Interest expense	(4,414)	(6,914)

Income before income taxes and extraordinary item	10,700	4,790
Income taxes	4,065	2,936

Income before extraordinary item	6,635	1,854
Extraordinary item, net of tax	(1,769)	—

Net income	$4,866	$1,854

BASIC EARNINGS PER SHARE:
Income before extraordinary item	$0.13	$0.04
Loss on extraordinary item, net of tax	(0.03)	—

Net income	$0.10	$0.04

Weighted average shares outstanding	50,908	50,609

DILUTED EARNINGS PER SHARE:
Income before extraordinary item	$0.13	$0.04
Loss on extraordinary item, net of tax	(0.03)	—

Net income	$0.10	$0.04

Weighted average shares outstanding	51,223	50,609

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2002	2001

	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,866	$1,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,104	12,733
Amortization of deferred financing costs	285	289
Deferred income taxes	(74)	(4,398)
Non-cash stock option compensation expense	—	77
Non-cash 401(k) contribution in common stock	—	120
Loss on interest rate swap agreement	1,204	—
Extraordinary item – loss on extinguishment of debt	1,769	—
Minority interest in gain of subsidiary	—	60
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(350)	5,752
List brokerage trade accounts receivable	(1,251)	(583)
Prepaid expenses	(84)	(1,308)
Deferred marketing costs	(15)	589
Accounts payable	1,126	(3,276)
List brokerage trade accounts payable	408	147
Income taxes receivable and payable, net	231	6,184
Accrued expenses and deferred revenue	(6,549)	(5,007)

Net cash provided by operating activities	8,670	13,233
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	—	(100)
Purchases of property and equipment	(1,244)	(1,023)
Acquisitions of businesses, net of cash acquired	(2,183)	—
Software and database development costs	(708)	(811)

Net cash used in investing activities	(4,135)	(1,934)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(7,926)	(10,053)
Deferred financing costs paid	(949)	—
Proceeds from exercise of stock options	105	—

Net cash used in financing activities	(8,770)	(10,053)
Net increase (decrease) in cash and cash equivalents	(4,235)	1,246
Cash and cash equivalents, beginning	4,382	21,693

Cash and cash equivalents, ending	$147	$22,939

Supplemental cash flow information:
Interest paid	$1,853	$3,737

Income taxes paid	$3,315	$1,150

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

The Company suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s 2001 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.

     The Company adopted certain provisions of SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” effective January 1, 2002. Therefore, we ceased to amortize approximately $16.5 million of goodwill effective January 1, 2002, that we had amortized during 2001. In accordance with SFAS 142, the Company is required to perform an initial impairment test of goodwill in 2002 and update the impairment test annually. We expect to complete our initial impairment test during the first six months of 2002.

2.     EARNINGS PER SHARE INFORMATION

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. For the quarter ended March 31, 2001, the average market price of the Company’s common stock was less than the exercise price of all the Company’s outstanding common stock subject to option.

	THREE MONTHS ENDED
	MARCH 31,

	(In thousands)
	2002	2001

Weighted average number of shares outstanding used in basic EPS	50,908	50,609
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	315	—

Weighted average number of shares outstanding used in diluted EPS	51,223	50,609

3.     SEGMENT INFORMATION

     The Company currently manages existing operations utilizing financial information accumulated and reported for two business segments.

     The small business segment principally engages in the selling of sales lead generation, business directories and consumer DVD products to small and medium sized companies, small office and home office businesses and individual consumers. This segment includes the sale of content via the Internet.

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

     Corporate activities principally represent the information systems technology, database compilation, database verification, and administrative functions of the Company. Investment income, interest expense, income taxes, amortization of intangibles, and depreciation expense are only recorded in corporate activities. The Company does not allocate these costs to the two business segments. The Company records unusual or non-recurring items including acquisition costs, non-cash stock compensation expense, asset impairments and other extraordinary items in corporate activities to allow for the analysis of the sales business segments excluding such unusual or non-recurring charges.

     The Company accounts for property and equipment on a consolidated basis. The Company’s property and equipment is shared by the Company’s business segments. Depreciation expense is recorded in corporate activities.

     The Company has no intercompany sales or intercompany expense transactions. Accordingly, there are no adjustments necessary to eliminate amounts between the Company’s segments.

     The following table summarizes segment information:

	FOR THE THREE MONTHS ENDED MARCH 31, 2002

	Small	Large	Corporate	Consolidated
	Business	Business	Activities	Total

	(In thousands)
Net sales	$39,348	$37,375	$—	$76,723
Acquisition costs	—	—	63	63
Operating income (loss)	15,496	20,312	(19,560)	16,248
Investment income	—	—	(1,204)	(1,204)
Loss on interest swap agreement	—	—	70	70
Interest expense	—	—	4,414	4,414
Income (loss) before income taxes and extraordinary item, net of tax	15,496	20,312	(25,108)	10,700

	FOR THE THREE MONTHS ENDED MARCH 31, 2001

	Small	Large	Corporate	Consolidated
	Business	Business	Activities	Total

	(In thousands)
Net sales	$35,415	$38,438	$—	$73,853
Non-cash stock compensation	—	—	77	77
Operating income (loss)	17,383	21,216	(27,080)	11,519
Investment income	—	—	245	245
Minority interest in gain of subsidiary	—	—	(60)	(60)
Interest expense	—	—	6,914	6,914
Income (loss) before income taxes	17,383	21,216	(33,809)	4,790

4.     COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss), including the components of other comprehensive income (loss), is as follows:

	FOR THE THREE
	MONTHS ENDED

	MARCH 31,	MARCH 31,
	2002	2001

	(In thousands)
Net income	$4,866	$1,854
Other comprehensive income (loss):
Unrealized gain (loss) from investments:
Unrealized gains (losses)	1	(24)
Related tax expense	—	9

Net	1	(15)

Interest rate swap agreement:
Gains (losses)	1,204	(1,461)
Related tax expense	(483)	555

Net	721	(906)

Foreign currency translation adjustments	—	—

Total other comprehensive income (loss)	722	(921)

Comprehensive income	$5,588	$933

     The components of accumulated other comprehensive income (loss) is as follows:

	Foreign			Accumulated
	Currency	Gains / (Losses)	Unrealized	Other
	Translation	On Derivative	Gains / (Losses)	Comprehensive
	Adjustments	Instruments	On Securities	Income (Loss)

	(In thousands)
Balance at March 31, 2002	$(668)	$—	$(113)	$(781)

Balance at December 31, 2001	$(668)	$(527)	$(166)	$(1,361)

5.     ACQUISITIONS

     Effective March 2002, the Company acquired certain assets and assumed certain liabilities related to the email list business of Doubleclick, Inc. Total consideration for the acquisition was $2.0 million, funded using cash provided by operations. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of the email lists business purchased from Doubleclick, Inc. have been included in the Company’s financial statements since the date of the acquisition. Intangibles recorded as a part of the purchase include goodwill of $0.2 million. No pro forma operating results have been included as the Company has determined that the results of operations for the email list business purchased are not material.

     Effective January 2002, the Company acquired all issued and outstanding common stock of Database Concepts, Inc., a Canadian database development business. Total consideration for the acquisition was $0.3 million, funded using cash provided by operations. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Database Concepts have been included in the Company’s financial statements since the date of the acquisition. Intangibles recorded as a part of the purchase include goodwill of $0.3 million. No pro forma operating results have been included as the Company has determined that the results of operations for the database development business purchased are not material.

6.     NON-CASH STOCK COMPENSATION EXPENSE

     The Company had a majority-owned subsidiary, infoUSA.com, that sponsored an Equity Incentive Plan in which shares of the subsidiary’s common stock were reserved for issuance to officers, directors, employees and consultants of the subsidiary. During the quarter ended September 30, 2001, the Company eliminated the minority interests in its subsidiary, infoUSA.com, through the acquisition of assets. As a result of the purchase, the Company’s obligation associated with the subsidiary stock options was eliminated. There were no options granted during the three months ended March 31, 2001 or subsequent periods. The Company used Accounting Principles Bulletin (APB) Opinion No. 25 to account for stock-based compensation to employees and directors of the Company and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans for stock-based compensation to non-employees of the Company. As such, the Company has recorded a non-cash charge of $0.1 million, during the quarter ended March 31, 2001, related of stock options for infoUSA.com. The charge was recorded as an addition to paid-in-capital.

7.     RESTRUCTURING CHARGES

     During the first quarter of 2002, the Company recorded restructuring charges due to further workforce reductions of $0.2 million. The costs were incurred and paid during the three months ended March 31, 2002. The workforce reduction charges included involuntary employee separation costs for approximately 29 employees in administration, sales support and marketing functions.

     During the first quarter of 2001, the Company recorded restructuring charges due to workforce reductions of $0.9 million, as a part of the Company’s overall strategy to reduce costs and continue commitment to its core businesses. The costs were incurred and paid during the three months ended March 31, 2001. The workforce reduction charges included involuntary employee separation costs for approximately 150 employees in administration, sales support and marketing functions.

8.     ACQUISITION COSTS

     During the first quarter of 2002, the Company recorded integration-related acquisition costs of $0.1 million, or less than 1% of net sales. The integration-related costs included consulting costs, information system conversion and other direct integration-related charges. These costs were not directly related to the acquisition of Polk Directories, and therefore could not be capitalized, but were costs associated with the integration of Polk Directories operations into the Company’s existing operations.

9.     LOSS ON INTEREST RATE SWAP AGREEMENT

     During 1999 in conjunction with the acquisition of Donnelley, the Company negotiated a credit arrangement (“Senior Debt Credit facility”). According to the terms of the Senior Debt Credit Facility, the Company entered into an interest rate swap agreement with Union Bank of California, to fix the rate on $60.5 million of the debt at an interest rate of 6.385% for the term of 3 years. On March 6, 2002, the Company refinanced the Senior Debt Credit facility administered by Deutsche Bank with Bank of America Securities, LLC. As a result of the refinancing, the Company recorded a charge of $1.2 million for amounts reported in Other Comprehensive Income related to the fair value of the interest rate swap agreement. The interest rate swap agreement will not be accounted for as an interest rate hedge agreement for the remaining term of the agreement, which ultimately concludes September 2002.

10.     EXTRAORDINARY ITEM, NET OF TAX

     On March 6, 2002, the Company refinanced it’s senior debt credit facility administered by Deutsche Bank to Bank of America Securities, LLC. On March 6, 2002, the Company recorded an extraordinary item of $1.8 million, net of income tax benefit of $1.2 million, for the net unamortized debt issue costs related to the extinguishment of the senior debt credit facility with Deutsche Bank.

11.     RELATED PARTY TRANSACTIONS

     Mr. Gupta, who is the Chairman and Chief Executive Officer of the Company, is eligible for a cash bonus in 2002 based on Company performance. The criteria for Mr. Gupta’s bonus is that he will receive 10% of the Company’s adjusted EBITDA in excess of $80 million. In January 2002, the Company paid an advance to Mr. Gupta in the amount of $1.5 million (based on 2001 performance) to be off set against any 2002 bonus payable to Mr. Gupta pursuant to his bonus program. The advance will be applied to part or all of his 2002 bonus, if performance criteria are met, or paid back by Mr. Gupta within the next 12 months. In April 2002, Mr. Gupta paid back $0.6 million of the original advance, leaving an advance balance of $0.9 million.

12.     GOODWILL AND OTHER INTANGIBLE ASSETS – ADOPTION OF STATEMENT 142

     The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” for the quarter ended March 31, 2002. Beginning January 1, 2002, the Company ceased the amortization of goodwill and certain other intangible assets, the result of which is no further expense for the amortization of these intangible assets in 2002 and future years. Amortization expense for goodwill of $3.8 million, net of tax benefit of $0.3 million, was recorded during the first quarter of 2001 that was not recorded during the first quarter of 2002.

Acquired intangible assets as of March 31, 2002 consist of:

	Gross Carrying	Accumulated
	Amount	Amortization

	(amounts in $000s)
Amortized intangible assets:
Goodwill	$266,841	$51,069
Purchased data processing and technology	78,278	39,374
Acquired database costs	19,000	19,000
Tradename	15,802	3,950
Non-compete agreements	13,534	7,081
Customer base	8,372	4,570

	$401,827	$125,044

     Assuming the provisions of SFAS 142 had been implemented as of January 1, 2001, adjusted net income before extraordinary items, adjusted net income and earnings per share would have been:

	FOR THE THREE
	MONTHS ENDED

	MARCH 31,	MARCH 31,
	2002	2001

($000s except for earnings-per-share amounts)
Reported income before extraordinary item	$6,635	$1,854
Goodwill amortization, net of tax	—	3,787

Adjusted net income before extraordinary item	$6,635	$5,641

Reported net income	$4,866	$1,854
Goodwill amortization, net of tax	—	3,787

Adjusted net income	$4,866	$5,641

Basic & Diluted earnings per share:
Reported net income before extraordinary item per share	$0.13	$0.04
Goodwill amortization, net of tax	—	0.07

Adjusted net income before extraordinary item per share	$0.13	$0.11

Reported net income per share	$0.10	$0.04
Goodwill amortization, net of tax	—	0.07

Adjusted net income per share	$0.10	$0.11

13.     CONTINGENCIES

     The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company’s financial position, results of operations, or cash flows.

infoUSA INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

The Company is a leading provider of business and consumer information, data processing and database marketing services. The Company’s key assets include proprietary databases of 14 million businesses and 250 million consumers in the United States and Canada. We believe our proprietary content is the most comprehensive and accurate data available. We leverage these key assets by selling through multiple distribution channels to over 4 million customers that include small and medium-size businesses, Fortune 1000 companies, consumers, and Internet users.

This discussion and analysis contains forward-looking statements, including without limitation statements in the discussion of comparative results of operations, accounting standards and liquidity and capital resources, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the “safe harbor” created by those sections. The Company’s actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the company’s recent results or those projected in the forward-looking statements are described in “Factors Affecting Operating Results” below. The Company assumes no obligation to update the forward-looking statement or such factors.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to the acquisitions of Polk Directories during October 2001, Database Concepts during January 2002 and the Internet email list assets from Doubleclick, Inc. in March 2002:

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2002	MARCH 31, 2001

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	100%	100%
Costs and expenses:
Database and production costs	28	29
Selling, general and administrative	42	37
Depreciation and amortization	9	17
Non-cash stock compensation expense	—	—
Restructuring charges	—	1
Acquisition costs	—	—

Total costs and expenses	79	84

Operating income	21	16
Other income (expense), net	(7)	(9)

Income (loss) from continuing operations before income taxes and extraordinary item, net of tax	14	7
Income taxes	5	4

Income (loss) from continuing operations before extraordinary item, net of tax	9	3
Extraordinary item, net of tax	(3)	—

Net income (loss)	6%	3%

OTHER DATA:
SALES BY SEGMENT:
	(in thousands)
Small business	$39,348	$35,415
Large business	37,375	38,438

Total	$76,723	$73,853

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
Small business	51%	48%
Large business	49	52

Total	100%	100%

Amortization expense of goodwill and related intangibles(1)	$3,336	$7,784

Earnings before, interest, taxes, depreciation and amortization, (EBITDA), as adjusted(2)	$23,352	$24,329

EBITDA, as adjusted, as a percentage of net sales	30%	33%

Cash Flow Data:
Net cash provided by operating activities	$8,670	$13,233

Net cash used in investing activities	(4,135)	(1,934)

Net cash used in financing activities	(8,770)	(10,053)

(1)	This represents amortization expense recorded by the Company on all intangibles recorded as part of the acquisition of other companies, and excludes amortization related to deferred financing costs, software development costs, and other intangible assets not recorded as part of an acquisition of another company.

(2)	“EBITDA, as adjusted” is defined as operating income adjusted to exclude depreciation, amortization and non-cash stock compensation expenses. EBITDA is presented because it is a widely accepted indicator of a company’s ability to incur and service debt and of the Company’s cash flows from operations excluding any non-recurring items. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company’s consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

Overview

     The Company has supplemented its internal growth through strategic acquisitions. The Company has completed sixteen acquisitions since mid-1996. Through these acquisitions, the Company has increased its presence in the consumer marketing information industry, greatly increased its ability to provide data processing solutions, added two consumer CD-Rom product lines, increased its presence in list management and list brokerage services and broadened its offerings of business marketing information.

     The Company has previously made certain disclosures relative to the continuing results of operations of acquired companies where appropriate and possible, although the Company has in the case of all acquisitions since 1996, immediately integrated the operations of the acquired companies into existing operations of the Company. Generally, the results of operations for these acquired activities are no longer separately accounted for from existing activities. The Company cannot report on the results of operations of acquired companies upon completion of the integration as the results are “commingled” with existing results. Additionally, upon integration of acquired operations, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales by acquired business units of existing products. Due to recent and potential future acquisitions, future results of operations will not be comparable to historical data. While the results cannot be accurately quantified, a number of the acquisitions have had a significant impact on net sales.

Net sales

     Net sales of the Company for the quarter ended March 31, 2002 were $76.7 million, a increase of 4% from $73.9 million for the same period of 2001. The increase in net sales is principally due to the acquisition of Polk Directories in October 2001.

     Net sales of the small business segment for the quarter ended March 31, 2002 were $39.3 million, a 11% increase from $35.4 million for the same period of 2001. The small business segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet. The increase in net sales is principally due to the acquisition of Polk Directories in October 2001. The Company immediately integrated the operations of Polk Directories into existing operations. As discussed in the overview above, the Company cannot separately report the results of operations of Polk Directories upon completion of the integration.

     Net sales of the large business segment for the quarter ended March 31, 2002 were $37.4 million, a 3% decline from $38.4 million for the same period of 2001. The large business segment principally engages in the selling of data processing services, licensed databases, database marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services. The decrease in net sales is principally due to softer customer demand for data processing services related to a general slow-down in the United States economy.

Database and production costs

     Database and production costs for the quarter ended March 31, 2002 were $21.3 million, or 28% of net sales, compared to $21.4 million, or 29% of net sales for the same period of 2001. The decrease in database and production costs as a percentage of net sales is primarily due to favorable changes in product sales mix and resulting revenues in the large business segment. Database and production costs for the large business segment were 21% of net sales for the quarter ended March 31, 2002, compared to 23% of net sales for the same period of 2001, reflecting a decrease of approximately $1.0 million for database and production costs associated with the large business segment. Database and production costs for the small business segment increased $0.9 million to $13.5 million for the quarter ended March 31, 2002 from $12.6 million for the same period of 2001, principally due to increased printing and binding costs associated with the operations of Polk Directories.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the quarter ended March 31, 2002 were $31.9 million, or 42% of net sales, compared to $27.3 million, or 37% of net sales for the same period of 2001. The increase in selling, general and administrative expenses as a percentage of net sales is principally due to the acquisition of Polk Directories. Polk Directories utilizes a dedicated sales force that has a higher operating cost structure as a percentage of sales than the Company’s existing businesses.

Depreciation and amortization expenses

Depreciation and amortization expenses for the quarter ended March 31, 2002 were $7.1 million, or 9% of net sales, compared to $12.7 million, or 17% of net sales for the same period of 2001. The decrease in depreciation and amortization expenses is principally due to the Company’s adoption of Statement of Financial Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires the Company to complete an annual impairment test on goodwill and other intangible assets with an indefinite life rather than record amortization expense on those assets. The Company has not yet completed the evaluation for the initial impairment test that is required upon adoption of SFAS 142. The Company expects to complete this initial impairment test within the first six months of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment test. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Non-cash stock compensation expense

     During the quarter ended March 31, 2001, the Company recorded a non-cash charge of $0.1 million, or less than 1% of net sales, related to the issuance of stock options for infoUSA.com, a subsidiary of the Company. The Company eliminated the minority interest in its infoUSA.com subsidiary through the purchase of assets as of September 30, 2001, and will not incur non-cash stock compensation expense related to the infoUSA.com subsidiary options for the fourth quarter of 2001 and subsequent periods.

Restructuring costs

     During the quarter ended March 31, 2002, the Company recorded restructuring charges due to workforce reductions of $0.2 million as a part of the Company’s continuing strategy to reduce costs. The workforce reduction charges included involuntary employee separation costs for 29 employees.

     During the quarter ended March 31, 2001, the Company recorded restructuring charges due to workforce reductions of $0.9 million as a part of the Company’s overall strategy to reduce costs and continue commitment to its core businesses. The workforce reduction charges included involuntary employee separation costs for 150 employees.

Acquisition costs

     During the first quarter of 2002, the Company recorded integration-related costs of $0.1 million. The integration-related costs included consulting costs, information system conversion and other direct integration-related charges. These costs were not directly related to the acquisition of Polk Directories, and therefore could not be capitalized, but were costs associated with the integration of Polk Directories operations into the Company’s existing operations.

Operating income

     Including the factors previously described, the Company had operating income of $16.2 million, or 21% of net sales for the quarter ended March 31, 2002, compared to operating income of $11.5 million, or 16% of net sales for the same period in 2001.

     Operating income for the small business segment for the quarter ended March 31, 2002 was $15.5 million, or 39% of net sales, as compared to $17.4 million, or 49% of net sales for the same period in 2001. The decrease in operating income is principally due to increased sales and marketing expenses represented as a percentage of net sales associated with Polk Directories, discussed in the selling, general administrative section above.

     Operating income for the large business segment for the quarter ended March 31, 2002 was $20.3 million, or 54% of net sales, as compared to $21.2 million, or 55% of net sales for the same period in 2001. The decrease in operating income as a percentage of net sales is due to increased sales and marketing costs.

Other income (expense), net

     Other income (expense) net, was $(5.5) million, or (7)% of net sales, and $(6.7) million, or (9)% of net sales, for the quarters ended March 31, 2002 and 2001, respectively. Other income (expense) is comprised of interest expense, investment income, minority interest in subsidiary and other income or expense items which do not represent components of operating income (expense) of the Company.

     The Company recorded a non-cash loss of $1.2 million, on the interest rate swap agreement designated as a cash flow hedge for the Company’s Senior Debt Credit Facility described in Note 9, “Loss on interest rate swap agreement.” The Senior Debt Credit Facility was refinanced on March 6, 2002. As a result of the refinancing, the Company recorded a charge of $1.2 million for unrealized interest expense that had been accounted for as a component of Other Comprehensive Income of owners equity. The interest rate swap agreement will not be accounted for as an interest rate hedge agreement for the remaining term of the agreement, that concludes September 2002.

     Interest expense was $4.4 million and $6.9 million for the quarters ended March 31, 2002 and 2001, respectively. Interest expense on the Company’s senior credit facility decreased from $3.7 million for the quarter ended March 31, 2001, to $1.3 million for the same period of 2002 primarily due to prepayments made on the credit facility. Investment income was $0.1 and $0.2 million for the quarters ended March 31, 2002 and 2001.

     Minority interest in loss of subsidiary of $0.1 million for the quarter ended March 31, 2001, represents the unaffiliated investors’ share of infoUSA.com’s net loss for the period then ended.

Income taxes

     A provision for income taxes of $4.1 million and $2.9 million was recorded for the quarters ended March 31, 2002 and 2001, respectively. The decrease in the Company’s effective tax rate to 38% in 2002 from 61% in 2001 is the result of two items. First, the Company’s net income did not include any deferred tax benefits related to operating losses of its former subsidiary infoUSA.com due to uncertainties surrounding the recoverability of these assets. infoUSA.com was not previously included in the Company’s consolidated Federal income tax return. Second, the Company’s pre-tax book income for the fiscal year 2001 included nondeductible amortization expense of $16.5 million for goodwill and intangible assets with indefinite lives. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortizing these assets for financial reporting purposes and consequently, the amortization expense for those assets does not affect either book or taxable income in 2002. These items collectively increased the Company’s effective tax rate by 36% over the Federal statutory rate of 34% for the first quarter of 2001.

Extraordinary item, net of tax

     On March 6, 2002, the Company refinanced it’s senior debt credit facility administered by Deutsche Bank to Bank of America Securities, LLC. On March 6, 2002, the Company recorded an extraordinary item of $1.8 million, net of income tax benefit of $1.2 million, for the net unamortized debt issue costs related to the extinguishment of the senior debt credit facility with Deutsche Bank.

EBITDA, as adjusted

     The Company’s EBITDA, as adjusted, was $23.4 million, or 30% of net sales for the quarter ended March 31, 2002, and $24.3 million, or 33% of net sales for the same period in 2001. “EBITDA as adjusted” is defined as operating income adjusted to exclude depreciation, amortization and non-cash stock compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

General information:

     During 1999 in conjunction with the acquisition of Donnelley, the Company negotiated a credit arrangement with Deutsche Bank. On March 6, 2002, the Company refinanced the Senior Secured Credit facility administered by Deutsche Bank with Bank of America Securities, LLC. Under the refinanced Senior Secured Credit facility, the payment terms of the Term Loans A and B were changed such that the total debt will be due in March 2006. Available borrowings under the new Senior Secured Credit facility are $47.0 million for Term A with a maturity of 3 years, $45.0 million for Term B with a maturity of 4 years and $18.0 million under a revolving credit facility with a maturity of 3 years. The new credit facility also reduced the Revolving Credit Facility, as amended, from $25 million to $18 million. As of March 31, 2002, the Company had no borrowings under the Revolving Credit Facility, with the exception of two outstanding letters of credit in the amount of $6.3 million reducing the availability under the Revolving Credit Facility to $11.7 million.

     The Company is subject to certain financial covenants in its various credit facilities, including total funded debt leverage ratio, senior debt leverage ratio, fixed charge coverage ratio and minimum consolidated EBITDA. Management believes the Company is in compliance with all restrictive covenants of the Company’s various debt facilities.

     The Company believes that its existing sources of liquidity and cash generated from operations will satisfy the Company’s projected working capital, debt repayments and other cash requirements for at least the next 12 months. Acquisitions of other technologies, products or companies, or internal product development efforts may require the Company to obtain additional equity or debt financing, which may not be available or may be dilutive.

Consolidated Statements of Cash Flows Information:

     As of March 31, 2002, the Company’s principal sources of liquidity included cash and cash equivalents of $0.2 million, and $11.7 million available under the Revolving Credit Facility described above. As of March 31, 2002, the Company had a working capital deficit of $6.0 million.

     Net cash provided by operating activities during the three months ended March 31, 2002, totaled $8.7 million compared to $13.2 million during the same period of 2001. The decrease is principally the result of decreases in accrued payroll, prepaid 401K, interest rate swap accrued expenses and other accrued expenses.

     During the quarter ended March 31, 2002, the Company spent $1.2 million for additions of property and equipment, $0.7 million related to software and database development costs, $2.2 million for the acquisition of businesses and $7.9 million on the repayment of long-term debt. The Company made voluntary prepayments of $7.1 million on its senior debt credit facility during the quarter ended March 31, 2002.

Consolidated Balance Sheet Information:

     Trade accounts receivable increased from $44.9 million at December 31, 2001 to $45.3 million at March 31, 2002, with related days sales outstanding (“DSO”) remaining unchanged at 54 days, for both quarters reported. List brokerage trade accounts receivable increased from $17.0 million at December 31, 2001 to $21.9 million at March 31, 2002, principally due to the acquisition of the assets of the email list business of Doubleclick, Inc.

     Intangible assets, net of accumulated amortization, decreased from $284.7 million at December 31, 2001 to $280.0 million at March 31, 2002. The decrease is principally due to the amortization of other intangible assets with estimatable or definite lives related to the acquisitions described in the “Overview” section. Depreciation and amortization expense totaled $7.1 million during the quarter ended March 31, 2002, as compared to $12.7 million in 2001.

     List brokerage trade accounts payable increased from $15.0 million at December 31, 2001 to $17.3 million at March 31, 2002, principally due to the acquisition of the assets of the email list business of Doubleclick, Inc.

     Long term debt decreased from $205.9 million at December 31, 2001 to $197.0 million at March 31, 2002. The Company made repayments on long-term debt totaling $7.9 million during the quarter ended March 31, 2002.

ACCOUNTING STANDARDS

     The Company adopted SFAS No. 133 effective January 1, 2001. The Company used derivative financial instruments to manage the risk of a change in interest rates on $60.5 million of the debt incurred for the acquisition of Donnelley Marketing in July 1999. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company recorded a transition adjustment at January 1, 2001 of $0.3 million, net of tax, as an accumulated other comprehensive loss to record the derivative financial instrument on the Company’s financial statements. During the quarter ended March 31, 2002, the Company refinanced the senior debt credit facility as described above and in Note 9 “Loss on interest rate swap agreement” and Note 10 “Extraordinary item, net of tax.” The Company recorded a non-cash loss of $1.2 million, on the interest rate swap agreement designated as a cash flow hedge for the Company’s senior debt credit facility. As a result of the refinancing, the interest rate swap agreement will not be accounted for as a interest rate hedge agreement for the remaining term of the agreement, that concludes September 2002.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

     In June 2001, the Financial Accounting Standards Board also issued SFAS No. 142, “Goodwill and Other Intangible Assets”. This statement:

•	replaces the requirement to amortize goodwill and certain other intangible assets with an annual impairment test, and

•	requires an evaluation of the useful lives of intangible assets and an impairment test for goodwill upon adoption.

Goodwill and intangible assets with indefinite lives that result from acquisitions of businesses and minority interests after June 30, 2001, are not subject to amortization under the provisions of SFAS 142. The provisions of this statement are fully effective for fiscal years beginning after December 15, 2001, so the Company adopted the provisions of SFAS 142 in the financial statements for the quarter ended March 31, 2002. Beginning January 1, 2002, the Company ceased the amortization of goodwill, the result of which is no further expense for the amortization of these intangible assets in 2002 and future years. Amortization expense for goodwill and intangible assets with indefinite lives was $16.5 million for the full year 2001, compared to total intangible asset amortization of $30.3 million for the full year 2001. The Company has not yet completed the evaluation whether or not it has any impairment charges in our consolidated financial statements that may result from the initial impairment test that is required upon adoption of SFAS 142. The Company expects to complete this initial impairment test within the first six months of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment test. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

     In October 2001, the Financial Accounting Standards Board also issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. Therefore, the Company adopted the provisions of SFAS No. 144 in its financial statements for the quarter ended March 31, 2002. Management does not expect the adoption of this statement to significantly impact the consolidated financial statements.

FACTORS THAT MAY AFFECT OPERATING RESULTS

Our Internet strategy is subject to review and revision.

     Our Internet strategy is to leverage our proprietary content into multiple vertical market applications and provide marketing solutions for electronic commerce applications. The strategy we introduced in fiscal 2000 — of being an incubator of Internet database companies — has been revised to a strategy of developing more efficient and profitable applications of our content through the Internet. We cannot guarantee that our customers will choose to have our products and services delivered to them over the Internet. If we are successful in developing Internet applications, we may face strong competition from current and potential competitors, including other Internet companies and other providers of business and consumer databases. We will review our Internet strategy from time to time and may continue to revise it.

Our markets are highly competitive and many of our competitors have greater resources than we do.

     The business and consumer marketing information industry in which we operate is highly competitive. Intense competition could harm us by causing, among other things, price reductions, reduced gross margins, and loss of market share. Our competition includes:

•	In consumer sales lead generation products, Acxiom, Experian (a subsidiary of Great Universal Stores, P.L.C. (“GUS”)), and Equifax, both directly and through reseller networks.

•	In data processing services, Acxiom, Experian, Direct Marketing Technologies (a subsidiary of GUS), and Harte-Hanks Communications, Inc.

•	In business sales lead generation products, Experian and Dun’s Marketing Services (“DMS”), a division of Dun & Bradstreet. DMS, which relies upon information compiled from Dun & Bradstreet’s credit database, tends to focus on marketing to large companies.

•	In business directory publishing, from Regional Bell Operating Companies and many smaller, regional directory publishers.

•	In consumer products, certain smaller producers of CD-Rom products.

•	Technologies which companies may install and implement in-house as part of their internal IS functions, instead of purchasing or outsourcing such functions.

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

     As of March 31, 2002, we had total indebtedness of approximately $217.7 million, including $106.0 million of Notes under an indenture (the “Indenture”) and $92.0 million under a $110 million Senior Secured Credit Agreement. Substantially all of our assets are pledged as security under the terms of the Credit Agreement. The indebtedness under the Credit Agreement was refinanced March 6, 2002 and originally incurred in connection with our acquisition of Donnelley Marketing in 1999. Our ability to pay principal and interest on the Notes issued under the Indenture and the indebtedness under the Credit Agreement and to satisfy our other debt obligations will depend upon our future operating performance. Our performance will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. The future availability of revolving credit under the Credit Agreement will depend on, among other things, our ability to meet certain specified financial ratios and maintenance tests. We expect that our operating cash flow should be sufficient to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due. If we are unable to service our indebtedness, however, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the Notes issued under the Indenture and the Credit Agreement) or seeking additional equity capital. We may not be able to implement any such measures or obtain additional financing.

The terms of our current indebtedness restrict our ability to take certain actions that fit our business strategy.

     Our existing credit facilities contain certain covenants which restrict our ability to:

•	Incur additional indebtedness;

•	Pay dividends and make certain other similar payments;

•	Guarantee indebtedness of others;

•	Enter into certain transactions with affiliates;

•	Consummate certain asset sales, certain mergers and consolidations, sales or other dispositions of all or substantially all of our assets

•	Acquire other companies; and

•	Obtain dividends or certain other payments from our subsidiaries.

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

     We have adopted an Internet strategy because we believe that the Internet represents an important and rapidly evolving market for marketing information products and services. Our business, financial condition and results of operations would be adversely affected if we:

•	Fail to develop products and services that are well suited to the Internet market;

•	Experience difficulties that delay or prevent the successful development, introduction and marketing of these products and services; or

•	Fail to achieve sufficient traffic to our Internet sites to generate significant revenues, or to successfully implement electronic commerce operations.

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

     Our business strategy includes continued growth through acquisitions of complementary products, technologies or businesses. We have made sixteen acquisitions since mid-1996 and completed the integration of these acquisitions into our existing business by the end of the quarter as of March 31, 2002. We continue to evaluate strategic opportunities available to us and intend to pursue opportunities that we believe fit our business strategy. Acquisitions of companies, products or technologies may result in the diversion of management’s time and attention from day-to-day operations of our business and may entail numerous other risks, including difficulties in assimilating and integrating acquired operations, databases, products, corporate cultures and personnel, potential loss of key employees of acquired businesses, difficulties in applying our internal controls to acquired businesses, and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent our efforts to integrate future acquisitions fail, our business, financial condition and results of operations would be adversely affected.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not exposed to significant future earnings or cash flow exposures from changes in interest rates on long-term debt as a significant portion of the Company’s debt is at fixed interest rates and the Company has entered into long-term interest rate swap agreements used to reduce the potential impact of changes in interest rates on floating rate debt. The Company is not exposed to material future earnings or cash flow exposures from fluctuations in foreign currency exchange rates as operating results related to foreign operations in Canada are not material.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 2002 Annual Meeting of Stockholders of the Company held on May 3, 2002, the stockholders voted and approved the following items:

1. Elected the following directors to the Board of Directors for a term of three years.

Rob S. Chandra	FOR: 43,528,027	WITHHELD: 1,971,736

J. Robert Kerrey	FOR: 43,516,305	WITHHELD: 1,983,458

2. The stockholders also ratified the appointment of KPMG LLP as the Company’s independent auditors to examine the financial statements of the Company for the fiscal year 2002.

FOR: 42,983,637	AGAINST: 2,480,180	ABSTAIN: 35,946

infoUSA INC.
FORM 10-Q

FOR THE QUARTER ENDED

MARCH 31, 2002

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

None

     (b)  Report on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

infoUSA INC.

Date: May 14, 2002	/s/ STORMY L. DEAN Stormy L. Dean, Chief Financial Officer (principal financial officer)