Form 10-Q
period 2002-06-30
INFOUSA INC
filed 2002-08-14
CIK 879437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the — Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the — Securities Exchange Act of 1934

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

50,958,516 shares of Common Stock at August 2, 2002

infoUSA INC.

infoUSA INC.

FORM 10-Q

FOR THE QUARTER ENDED

JUNE 30, 2002

PART I — FINANCIAL INFORMATION

ITEMS 1 AND 2. FINANCIAL STATEMENTS AND
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	JUNE 30, 2002	DECEMBER 31, 2001

ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$427	$4,382
Marketable securities	935	1,037
Trade accounts receivable, net of allowances of $4,762 and $4,670, respectively	46,921	44,890
Officer note receivable	940	—
List brokerage trade accounts receivable	19,216	16,992
Prepaid expenses	5,435	6,861
Deferred income taxes	249	1,251
Deferred marketing costs	2,478	2,058

Total current assets	76,601	77,471

Property and equipment, net	48,154	51,640
Intangible assets, net	277,483	284,675
Other assets	4,099	5,302

	$406,337	$419,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,639	$19,770
Accounts payable	11,191	7,760
Book overdraft	1,027	—
List brokerage trade accounts payable	16,376	15,031
Accrued payroll expenses	8,022	7,891
Accrued expenses	6,760	9,240
Income taxes payable	332	4,030
Deferred revenues	18,291	17,419

Total current liabilities	82,638	81,141

Long-term debt, net of current portion	186,837	205,900
Deferred income taxes	24,578	27,250
Deferred revenue	6,000	9,000
Stockholders’ equity:
Preferred stock, $.0025 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $.0025 par value. Authorized 295,000,000 shares; 51,869,598 shares issued and 50,958,516 outstanding at June 30, 2002 and 51,850,339 shares issued and 50,891,248 outstanding at December 31, 2001	130	130
Paid-in capital	93,400	93,551
Retained earnings	20,895	11,801
Treasury stock, at cost, 911,082 shares held at June 30, 2002 and 959,091 held at December 31, 2001	(6,442)	(7,028)
Notes receivable from officers	(830)	(1,296)
Accumulated other comprehensive loss	(869)	(1,361)

Total stockholders’ equity	106,284	95,797

	$406,337	$419,088

The accompanying notes are an integral part of the consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

	(UNAUDITED)		(UNAUDITED)
Net sales	$74,042	$70,909	$150,765	$144,762
Costs and expenses:
Database and production costs	21,313	19,526	42,573	40,913
Selling, general and administrative (excluding non-cash stock options compensation expense of $27 and $225 for the three months and $27 and $302 for the six months ended June 30, 2002 and 2001, respectively)	31,966	26,682	63,847	53,943
Depreciation and amortization	7,149	12,189	14,253	24,922
Non-cash stock option compensation	27	225	27	302
Restructuring charges	645	767	812	1,643
Litigation settlement charge	307	—	307	—
Acquisition costs	110	—	173	—

Total operating costs and expenses	61,517	59,389	121,992	121,723

Operating income	12,525	11,520	28,773	23,039
Other income (expense):
Investment income	28	428	98	673
Other charges	(1,183)	—	(2,387)	—
Minority interest in gain of subsidiary	—	(267)	—	(327)
Interest expense	(4,744)	(6,429)	(9,158)	(13,343)

Income before income taxes and extraordinary item	6,626	5,252	17,326	10,042
Income taxes	2,400	3,047	6,465	5,983

Income before extraordinary item	4,226	2,205	10,861	4,059
Extraordinary item, net of tax	—	—	(1,769)	—

Net income	$4,226	$2,205	$9,092	$4,059

BASIC EARNINGS PER SHARE:
Income before extraordinary item	$0.08	$0.04	$0.21	$0.08
Loss on extraordinary item, net of tax	—	—	(0.03)	—

Net income	$0.08	$0.04	$0.18	$0.08

Weighted average shares outstanding	50,923	50,571	50,908	50,569

DILUTED EARNINGS PER SHARE:
Income before extraordinary item	$0.08	$0.04	$0.21	$0.08
Loss on extraordinary item, net of tax	—	—	(0.03)	—

Net income	$0.08	$0.04	$0.18	$0.08

Weighted average shares outstanding	51,088	50,571	51,145	50,569

The accompanying notes are an integral part of the consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	SIX MONTHS ENDED
	JUNE 30,

	2002	2001

	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,092	$4,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,253	24,922
Amortization of deferred financing costs	561	578
Deferred income taxes	(1,670)	(6,450)
Non-cash stock option compensation expense	27	302
Non-cash 401(k) contribution in common stock	320	120
Non-cash investment loss	1,257	—
Loss on interest rate swap agreement	1,204	—
Extraordinary item — loss on extinguishment of debt	1,769	—
Non-cash other charges	60	—
Minority interest in gain of subsidiary	—	327
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(2,700)	6,236
List brokerage trade accounts receivable	1,400	(896)
Prepaid expenses and other assets	1,702	2,792
Deferred marketing costs	(376)	245
Accounts payable	3,277	(5,346)
List brokerage trade accounts payable	(536)	74
Income taxes receivable and payable, net	(3,698)	9,113
Accrued expenses and deferred revenue	(4,713)	(10,820)

Net cash provided by operating activities	21,229	25,256
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(32)	(1,032)
Purchases of property and equipment	(1,872)	(1,860)
Acquisitions of businesses	(3,983)	—
Software and database development costs	(1,353)	(1,094)

Net cash used in investing activities	(7,240)	(3,986)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(18,515)	(16,717)
Deferred financing costs paid	(1,025)	—
Book overdraft	1,027	—
Proceeds from exercise of stock options and collection of notes receivable from officers	569	—

Net cash provided by (used in) financing activities	(17,944)	(16,717)
Net increase (decrease) in cash and cash equivalents	(3,955)	4,553
Cash and cash equivalents, beginning	4,382	21,693

Cash and cash equivalents, ending	$427	$26,246

Supplemental cash flow information:
Interest paid	$8,157	$13,572

Income taxes paid	$11,191	$2,723

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

     The Company suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s 2001 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Results for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

     The Company adopted certain provisions of SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” effective January 1, 2002. Therefore, we ceased to amortize approximately $16.5 million of goodwill effective January 1, 2002, that we had amortized during 2001. In accordance with SFAS 142, the Company is required to perform an initial impairment test of goodwill in 2002 and update the impairment test annually. The Company has completed the initial valuation of the goodwill and other intangible assets required by FASB 142 for impairment testing and concluded that no impairment existed at January 1, 2002.

2. EARNINGS PER SHARE INFORMATION

     The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. For the three and six months ended June 30, 2001, the average market price of the Company’s common stock was less than the exercise price of all the Company’s outstanding common stock subject to option. Therefore, the Company excluded 3.6 million shares in computing diluted earnings per share for the three and six months ended June 30, 2001.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	(IN THOUSANDS)		(IN THOUSANDS)
	2002	2001	2002	2001

Weighted average number of shares outstanding used in basic EPS	50,923	50,571	50,908	50,569
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	165	—	237	—

Weighted average number of shares outstanding used in diluted EPS	51,088	50,571	51,145	50,569

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

     Corporate activities principally represent the information systems technology, database compilation, database verification, and administrative functions of the Company. Investment income, interest expense, income taxes, amortization of intangibles, and depreciation expense are only recorded in corporate activities. The Company does not allocate these costs to the two business segments. The Company classifies restructuring costs, acquisition costs, litigation settlement charges and other charges as corporate activities to allow for the analysis of the sales business segments excluding such unusual or non-recurring charges.

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

     The following table summarizes segment information:

	FOR THE THREE MONTHS ENDED JUNE 30, 2002

	SMALL	LARGE	CORPORATE	CONSOLIDATED
	BUSINESS	BUSINESS	ACTIVITIES	TOTAL

	(IN THOUSANDS)
Net sales	$36,929	$37,113	$—	$74,042
Non-cash stock compensation	—	—	27	27
Restructuring charges	—	—	645	645
Litigation settlement charges	—	—	307	307
Acquisition costs	—	—	110	110
Operating income	13,867	19,732	(21,074)	12,525
Investment income	—	—	28	28
Interest expense	—	—	4,744	4,744
Other charges	—	—	1,183	1,183
Income before income taxes and extraordinary item	13,867	19,732	(26,973)	6,626

	FOR THE THREE MONTHS ENDED JUNE 30, 2001

	SMALL	LARGE	CORPORATE	CONSOLIDATED
	BUSINESS	BUSINESS	ACTIVITIES	TOTAL

	(IN THOUSANDS)
Net sales	$31,095	$39,814	$—	$70,909
Non-cash stock compensation	—	—	225	225
Restructuring charges	—	—	767	767
Operating income	14,639	21,428	(24,547)	11,520
Investment income	—	—	428	428
Interest expense	—	—	6,429	6,429
Income before income taxes and extraordinary item	14,639	21,428	(30,815)	5,252

	FOR THE SIX MONTHS ENDED JUNE 30, 2002

	SMALL	LARGE	CORPORATE	CONSOLIDATED
	BUSINESS	BUSINESS	ACTIVITIES	TOTAL

	(IN THOUSANDS)
Net sales	$76,277	$74,488	$—	$150,765
Non-cash stock compensation	—	—	27	27
Restructuring charges	—	—	812	812
Litigation settlement charges	—	—	307	307
Acquisition costs	—	—	173	173
Operating income	29,737	40,044	(41,008)	28,773
Investment income	—	—	98	98
Interest expense	—	—	9,158	9,158
Other charges	—	—	2,387	2,387
Income before income taxes and extraordinary item	29,737	40,044	(52,455)	17,326

	FOR THE SIX MONTHS ENDED JUNE 30, 2001

	SMALL	LARGE	CORPORATE	CONSOLIDATED
	BUSINESS	BUSINESS	ACTIVITIES	TOTAL

	(IN THOUSANDS)
Net sales	$65,664	$79,098	$—	$144,762
Non-cash stock compensation	—	—	302	302
Restructuring charges	—	—	1,643	1,643
Operating income	33,591	42,643	(53,195)	23,039
Investment income	—	—	673	673
Interest expense	—	—	13,343	13,343
Income before income taxes and extraordinary item	33,591	42,643	(66,192)	10,042

4. COMPREHENSIVE INCOME

     Comprehensive income (loss), including the components of other comprehensive income (loss), is as follows:

	FOR THE THREE		FOR THE SIX
	MONTHS ENDED		MONTHS ENDED

	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2002	2001	2002	2001

	(IN THOUSANDS)		(IN THOUSANDS)
Net income	$4,226	$2,205	$9,092	$4,059
Other comprehensive income (loss):
Unrealized loss from investments:
Unrealized losses	(133)	—	(56)	(24)
Related tax expense	51	—	21	9

Net	(82)	—	(35)	(15)

Interest rate swap agreement:
Gains (losses)	—	61	850	(1,400)
Related tax expense	—	(23)	(323)	532

Net	—	38	527	(868)

Total other comprehensive income (loss)	(82)	38	492	(883)

Comprehensive income	$4,144	$2,243	$9,584	$3,176

     The components of accumulated other comprehensive income (loss) is as follows:

	FOREIGN			ACCUMULATED
	CURRENCY	GAINS/(LOSSES)	UNREALIZED	OTHER
	TRANSLATION	ON DERIVATIVE	GAINS/(LOSSES)	COMPREHENSIVE
	ADJUSTMENTS	INSTRUMENTS	ON SECURITIES	INCOME (LOSS)

		(IN THOUSANDS)
Balance at June 30, 2002	$(668)	$—	$(201)	$(869)

Balance at December 31, 2001	$(668)	$(527)	$(166)	$(1,361)

5. ACQUISITIONS

     During 2002, the Company completed a number of acquisitions of businesses. Each acquisition was accounted for using the purchase method of accounting. The results of each acquired business has been included in the Company’s consolidated financial statements since the date of acquisition. The acquisitions completed by the Company include:

     In June 2002, the Company acquired all of the issued and outstanding common stock of Hill-Donnelly Inc., a business directory provider. Total consideration for the acquisition included cash of $1.8 million. The purchase price for acquisition was allocated to current assets of $0.5 million, property and equipment of $0.1 million, current liabilities of $0.2 million and goodwill of $1.4 million.

     In April 2002, the Company acquired certain assets and assumed certain liabilities of Key Contacts, Inc., a Canadian database list business. Total consideration for the acquisition was cash of $0.2 million. The purchase price for the acquisition was allocated to property and equipment of $5 thousand, current liabilities of $34 thousand and goodwill of $223 thousand.

     In March 2002, the Company acquired the e-mail list business of DoubleClick, Inc. through an acquisition of assets and the assumption of certain liabilities. Total consideration for the acquisition was cash of $2.0 million. The purchase price for the acquisition was allocated to current assets of $3.8 million, current liabilities of $2.0 million and goodwill of $0.2 million.

     In January 2002, the Company acquired all issued and outstanding common stock of Database Concepts, Inc., a Canadian database development business. Total consideration for the acquisition was cash of $0.3 million. The purchase price for the acquisition was allocated to current assets of $44 thousand, property and equipment of $8 thousand, current liabilities of $72 thousand and goodwill of $334 thousand.

     Pro forma operating results have been omitted because the Company has determined that the effects of these acquisitions on 2002 and 2001 earnings and earnings per share are not material.

6. NON-CASH STOCK COMPENSATION EXPENSE

     The Company maintains several stock option plans under which the Company may grant incentive stock options and non-qualified stock options to officers, directors, employees and consultants of the Company. Stock options have been granted at prices at or above the fair market value at the date of the grant. Options generally vest over four years and expire after 5 years. The Company uses Accounting Principles Bulletin (APB) Opinion No. 25 to account for stock-based compensation to employees and directors of the Company. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, EITF No. 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans and other related FASB Interpretations are used to record stock-based compensation to non-employees of the Company. During the second quarter of 2002, the Company granted non-qualified stock options to a non-employee consultant of the Company in connection with a consulting agreement executed by the Company. The fair value of the option was estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions: no dividend yield for any year, expected volatility of 64%, risk free interest rate of 4.11% and an expected life of 5 years. As such, the Company has recorded a non-cash charge of $27 thousand, related to stock options granted to the consultant during the six months ended June 30, 2002. The charges were recorded as an addition to paid-in-capital. The consulting agreement commits the Company to make cash payments of $450 thousand, $675 thousand, $775 thousand and $200 thousand in 2002, 2003, 2004 and 2005 to the consultant for services rendered. Expense recorded for the three and six months ended June 30, 2002 for this consulting agreement was $117 thousand.

     The Company’s subsidiary, infoUSA.com, sponsored an Equity Incentive Plan in which shares of common stock are reserved for issuance to officers, directors, employees and consultants of the subsidiary. The Company has recorded a non-cash charge of $0.2 million and $0.3 million, during the three and six months ended June 30, 2001, respectively, related to stock options for infoUSA.com. The charges were recorded as an addition to paid-in-capital.

7. RESTRUCTURING CHARGES

     During the six months ended June 30, 2002, the Company recorded restructuring charges due to further workforce reductions of $0.8 million. The costs were incurred and paid during the six months ended June 30, 2002. The workforce reduction charges included involuntary employee separation costs for approximately 112 employees in administration, sales support and marketing functions.

     During the six months ended June 30, 2001, the Company recorded restructuring charges due to workforce reductions of $1.6 million, as a part of the Company’s overall strategy to reduce costs and continue commitment to its core businesses. The costs were incurred and paid during the six months ended June 30, 2001. The workforce reduction charges included involuntary employee separation costs for approximately 215 employees in administration, sales support and marketing functions.

8. ACQUISITION COSTS

     During the six months ended June 30, 2002, the Company recorded integration-related acquisition costs of $0.2 million, or less than 1% of net sales. The integration-related costs included consulting costs, information system conversion and other direct integration-related charges. These costs were not directly related to the acquisition of Polk Directories, and therefore could not be capitalized, but were costs associated with the integration of Polk Directories operations into the Company’s existing operations.

9. LOSS ON INTEREST RATE SWAP AGREEMENT

     During 1999 in conjunction with the acquisition of Donnelley, the Company negotiated a credit arrangement (“Senior Debt Credit facility”). According to the terms of the Senior Debt Credit Facility, the Company entered into an interest rate swap agreement with Union Bank of California, to fix the rate on $60.5 million of the debt at an interest rate of 6.385% for the term of 3 years. On March 6, 2002, the Company refinanced the Senior Debt Credit facility administered by Deutsche Bank with Bank of America Securities, LLC. As a result of the refinancing, the Company recorded a charge of $1.2 million as Other Charges in the Statement of Operations for amounts previously reported in Other Comprehensive Income related to the fair value of the interest rate swap agreement. The interest rate swap agreement will not be accounted for as an interest rate hedge agreement for the remaining term of the agreement, which ultimately concludes September 2002.

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

11. RELATED PARTY TRANSACTIONS

     Mr. Gupta, who is the Chairman and Chief Executive Officer of the Company, is eligible for a cash bonus in 2002 based on Company performance. The criteria for Mr. Gupta’s bonus is that he will receive 10% of the Company’s adjusted EBITDA in excess of $80 million. In January 2002, the Company paid an advance to Mr. Gupta in the amount of $1.5 million (based on 2001 performance) to be off set against any 2002 bonus payable to Mr. Gupta pursuant to his bonus program. The advance will be applied to part or all of his 2002 bonus, if performance criteria are met, or paid back by Mr. Gupta within the next 12 months. In May 2002, Mr. Gupta paid back $0.6 million of the original advance, leaving an advance balance of $0.9 million.

12. GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF STATEMENT 142

     The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” for the six months ended June 30, 2002. Beginning January 1, 2002, the Company ceased the amortization of goodwill and certain other intangible assets, the result of which is no further expense for the amortization of these intangible assets in 2002 and future years. Amortization expense for goodwill of $7.7 million, net of tax benefit of $0.6 million, was recorded during the first six months of 2001 that was not recorded during the first six months of 2002.

Acquired intangible assets as of June 30, 2002 consist of:

	Gross
	Carrying	Accumulated
	Amount	Amortization

	(amounts in $000s)
Amortized intangible assets:
Goodwill	$268,286	$51,069
Purchased data processing and technology	78,278	41,662
Acquired database costs	19,000	19,000
Tradename	15,802	4,212
Non-compete agreements	13,534	7,571
Customer base	8,372	4,655

	$403,272	$128,169

     Assuming the provisions of SFAS 142 had been implemented as of January 1, 2001, adjusted net income before extraordinary items, adjusted net income and earnings per share would have been:

	FOR THE SIX
	MONTHS ENDED

	JUNE 30,	JUNE 30,
	2002	2001

($000s except for earnings-per-share amounts)

Reported income before extraordinary item	$10,861	$4,059
Goodwill amortization, net of tax	—	7,680

Adjusted net income before extraordinary item	$10,861	$11,739

Reported net income	$9,092	$4,059
Goodwill amortization, net of tax	—	7,680

Adjusted net income	$9,092	$11,739

Basic & Diluted earnings per share:
Reported net income before extraordinary item per share	$0.21	$0.08
Goodwill amortization, net of tax	—	0.15

Adjusted net income before extraordinary item per share	$0.21	$0.23

Reported net income per share	$0.18	$0.08
Goodwill amortization, net of tax	—	0.15

Adjusted net income per share	$0.18	$0.23

13. CONTINGENCIES

     The Company and its subsidiaries are routinely involved in legal proceedings, claims and litigation arising in the ordinary course of business. During the three months ended June 30, 2002, the Company recorded charges of $0.3 million related to the Company’s settlement of a contractual dispute. On May 14, 2002, a principal of one of the acquisitions made by the Company in 1996 was awarded $1.6 million by an arbitrator, for settlement of a dispute regarding exercise of stock options issued by the Company as a part of the purchase. The Company’s management, under advice from outside legal counsel, believes that it has sufficient legal grounds to have the ruling overturned. Accordingly, the Company has not recorded a litigation charge for the cost of this judgement or other potential claims and contingent liabilities as management believes that the likelihood of a material loss for such contingencies is unlikely.

14. OTHER CHARGES

     During the three months ended June 30, 2002, the Company recorded a loss of $1.1 million for an other-than-temporary decline in the value of a nonmarketable equity investment. The investment was determined to be impaired by management after consideration of the acquisition of the investment by another entity, diluting the Company’s investment in this entity to a nominal value. The loss is classified with Other Charges in the Statement of Operations.

     The Company has other investments totaling $3.0 million in nonmarketable equity securities where the carrying value of the investments may exceed the estimated fair value of the investments. The Company continues to monitor the conditions and events that effect the recoverability of these investments. To the extent that conditions for these investments do not improve, additional write-offs for other-than-temporary declines in the fair value of these equity securities may emerge.

     On April 12, 2002, the Company repurchased $2.0 million outstanding Senior Subordinated Notes of the Company at par. As a result of the repurchase, the Company recorded a charge of $0.1 million for the net unamortized debt issue costs related to the Senior Subordinated Notes as Other Charges in the Statement of Operations.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to the acquisitions of Polk Directories in October 2001, Database Concepts in January 2002, the email list business of Doubleclick, Inc. in March 2002, Key Contacts in April 2002 and Hill-Donnelly Inc. in June 2002:

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30, 2002	JUNE 30, 2001	JUNE 30, 2002	JUNE 30, 2001

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	100%	100%	100%	100%
Costs and expenses:
Database and production costs	29	28	28	29
Selling, general and administrative	43	38	42	37
Depreciation and amortization	10	17	10	17
Non-cash stock compensation expense	—	—	—	—
Restructuring charges	1	—	1	—
Litigation settlement charge	—	1	—	1
Acquisition costs	—	—	—	—

Total costs and expenses	83	84	81	84

Operating income	17	16	19	16
Other expense, net	(8)	(9)	(8)	(9)

Income before income taxes and extraordinary item	9	7	11	7
Income taxes	3	4	4	4

Income before extraordinary item	6	3	7	3
Extraordinary item, net of tax	—	—	(1)	—

Net income	6%	3%	6%	3%

OTHER DATA:		(in thousands)

SALES BY SEGMENT:
Small business	$36,929	$31,095	$76,277	$65,664
Large business	37,113	39,814	74,488	79,098

Total	$74,042	$70,909	$150,765	$144,762

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:

Small business	50%	44%	51%	45%
Large business	50	56	49	55

Total	100%	100%	100%	100%

Amortization expense of intangible assets (1)	$3,325	$7,526	$6,661	$15,310

Earnings before, interest, taxes, depreciation and amortization, (EBITDA), as adjusted (2)	$19,674	$23,934	$43,026	$48,263

EBITDA, as adjusted, as a percentage of net sales	27%	34%	29%	33%

Cash Flow Data:			(in thousands)

Net cash from operating activities			$21,229	$25,256

Net cash used in investing activities			(7,240)	(3,986)

Net cash used in financing activities			(17,944)	(16,717)

(1)	This represents amortization expense recorded by the Company on all intangibles recorded as part of the acquisition of other companies, and excludes amortization related to deferred financing costs, software development costs, and other intangible assets not recorded as part of an acquisition of another company. The amortization expense excludes the amortization of goodwill, following the adoption of SFAS 142 by the Company on January 1, 2002.

(2)	“EBITDA, as adjusted” is defined as operating income adjusted to exclude depreciation, amortization and non-cash stock compensation expenses. EBITDA is presented because it is a widely accepted indicator of a company’s ability to incur and service debt and of the Company’s cash flows from operations excluding any non-recurring items. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company’s consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

Overview

     The Company has supplemented its internal growth through strategic acquisitions. The Company has completed eighteen acquisitions since mid-1996. Through these acquisitions, the Company has increased its presence in the consumer marketing information industry, greatly increased its ability to provide data processing solutions, added two consumer CD-Rom product lines, increased its presence in list management and list brokerage services and broadened its offerings of business marketing information.

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

Net sales

     Net sales of the Company for the quarter ended June 30, 2002 were $74.0 million, an increase of 4% from $70.9 million for the same period of 2001. Net sales for the six months ended June 30, 2002 were $150.8 million, an increase of 4% from the $144.8 million for the same period of 2001. The increase in net sales is principally due to the acquisition of Polk Directories in October 2001.

     Net sales of the small business segment for the quarter ended June 30, 2002 were $36.9 million, a 19% increase from $31.1 million for the same period of 2001. Net sales of the small business segment for the six months ended June 30, 2002 were $76.3 million, a 16% increase from $65.7 million for the same period of 2001. The small business segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet. The increase in net sales is principally due to the acquisition of Polk Directories in October 2001 and 2002 acquisitions. The Company immediately integrated the operations of it’s various acquisitions into existing operations. As discussed in the overview above, the Company cannot separately report the results of operations of it’s various acquisitions upon completion of the integration.

     Net sales of the large business segment for the quarter ended June 30, 2002 were $37.1 million, a 7% decline from $39.8 million for the same period of 2001. Net sales of the large business segment for the six months ended June 30, 2002 were $74.5 million, a 6% decrease from the $79.1 million for the same period of 2001. The large business segment principally engages in the selling of data processing services, licensed databases, database marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services. The decrease in net sales is principally due to softer customer demand for Internet licensing and to a lesser extent due to softer demand for data processing services related to the general slow-down in the United States economy.

Database and production costs

     Database and production costs for the quarter ended June 30, 2002 were $21.3 million, or 29% of net sales, compared to $19.5 million, or 28% of net sales for the same period of 2001. For the six months ended June 30, 2002, database and production costs were $42.6 million, or 28% of net sales, compared to $40.9 million or 28% of net sales for the same period in 2001. The increase in database and production costs is primarily due to the acquisition of Polk Directories in October 2001.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the quarter ended June 30, 2002 were $32.0 million, or 43% of net sales, compared to $26.7 million, or 38% of net sales for the same period of 2001. For the six months ended June 30, 2002, selling, general and administrative expenses were $63.9 million, or 42% of net sales, compared to $53.9 million, or 37% of net sales, for the same period of 2001. The increase in selling, general and administrative expenses as a percentage of net sales is principally due to the acquisition of Polk Directories in October 2001. Polk Directories utilizes a dedicated sales force that has a higher operating cost structure as a percentage of sales than the Company’s existing businesses.

Depreciation and amortization expenses

     Depreciation and amortization expenses for the quarter ended June 30, 2002 were $7.1 million, or 10% of net sales, compared to $12.2 million, or 17% of net sales for the same period of 2001. For the six months ended June 30, 2001, depreciation and amortization expenses were $14.3 million, or 9% of net sales, compared to $24.9 million, or 17% of net sales for the same period in 2001. The decrease in depreciation and amortization expenses is principally due to the Company’s adoption of Statement of Financial Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires the Company to complete an annual impairment test on goodwill and other intangible assets with an indefinite life rather than record amortization expense on those assets. The Company has completed the evaluation for the initial impairment test that is required upon adoption of SFAS 142 and established that no impairment exists.

Non-cash stock compensation expense

     During the quarter ended June 30, 2002, the Company recorded a non-cash charge of $27 thousand, or less than 1% of net sales, compared to $0.2 million, for the same period of 2001. For the six months ended June 30, 2002, non-cash stock compensation expense was $27 thousand, or less than 1% of net sales, compared to $0.3 million, for the same period of 2001. The Company recorded non-cash stock compensation expenses for the consulting agreement described in Footnote 6, for the three months ended June 30, 2002 and subsequent periods. The decrease is due to the fact that the Company eliminated the minority interest in its infoUSA.com subsidiary through the purchase of assets as of September 30, 2001, and will not incur non-cash stock compensation expense related to the infoUSA.com subsidiary options for the fourth quarter of 2001 and subsequent periods.

Restructuring costs

     During the three and six months ended June 30, 2002, the Company recorded restructuring charges due to workforce reductions of $0.6 million and $0.8 million, respectively, as a part of the Company’s continuing strategy to reduce costs. The workforce reduction charges included involuntary employee separation costs for 83 and 112 employees for the respective periods.

     The Company recorded restructuring charges of $1.6 million for the six months ended June 30, 2001, due to fiscal year 2001 workforce reductions, as a part of the Company’s overall strategy to reduce costs and focus commitment to its core businesses. The costs were incurred and paid during the six months ended June 30, 2001. The fiscal year 2001 workforce reduction charges included involuntary employee separation costs for approximately 215 employees.

Litigation settlement charges

     The Company is involved in various legal proceedings, including product liability and other matters of a nature considered normal to its business. During the quarter ended June 30, 2002, the Company recorded charges of $0.3 million related to the Company’s settlement of a legal matter.

Acquisition costs

     During the six months ended June 30, 2002, the Company recorded integration-related costs of $0.2 million. The integration-related costs included consulting costs, information system conversion and other direct integration-related charges. These costs were not directly related to the acquisition of Polk Directories, and therefore could not be capitalized, but were costs associated with the integration of Polk Directories operations into the Company’s existing operations.

Operating income

     Including the factors previously described, the Company had operating income of $12.5 million, or 17% of net sales for the quarter ended June 30, 2002, compared to an operating income of $11.5 million, or 16% of net sales for the same period in 2001. For the six months ended June 30, 2002, the Company had operating income of $28.8 million, or 19% of net sales, compared to an operating income of $23.0 million, or less than 16% of net sales for the same period in 2001.

     Operating income for the small business segment for the quarter ended June 30, 2002 was $13.9 million, or 38% of net sales, as compared to $14.6 million, or 47% of net sales for the same period in 2001. For the six months ended June 30, 2002, operating income for the small business segment was $29.7 million, or 39% of net sales, compared to $33.6 million, or 51% of net sales for the same period of 2001. The decrease in operating income is principally due to increased sales and marketing expenses represented as a percentage of net sales associated with Polk Directories, discussed in the selling, general administrative section above.

     Operating income for the large business segment for the quarter ended June 30, 2002 was $19.7 million, or 53% of net sales, as compared to $21.4 million, or 54% of net sales for the same period in 2001. For the six months ended June 30, 2002, operating income for the large business segment was $40.0 million or 54% of net sales, compared to $42.6 million, or 54% of net sales for the same period in 2001.

Other income or expense, net

     Other expense net, was $5.9 million, or 8% of net sales, and $6.3 million, or 9% of net sales, for the quarters ended June 31, 2002 and 2001, respectively. For the six months ended June 30, 2002, other expense net, was $11.4 million, or 8% of net sales, compared to $13.0 million, or 9% of net sales for the same period of 2001. Other expense is comprised of interest expense, investment income, minority interest in subsidiary and other income or expense items which do not represent components of operating expense of the Company.

     The Company recorded a non-cash loss of $1.2 million, on the interest rate swap agreement designated as a cash flow hedge for the Company’s Senior Debt Credit Facility described in Note 10, “Loss on interest rate swap agreement.” The Senior Debt Credit Facility was refinanced on March 6, 2002. As a result of the refinancing, the Company recorded a charge of $1.2 million for unrealized interest expense that had been accounted for as a component of Other Comprehensive Income of stockholders equity.

     During the three months ended June 30, 2002, the Company recorded a loss of $1.1 million for an other-than-temporary decline in the value of a nonmarketable equity investment. The investment was determined to be impaired by management after consideration of the acquisition of the investment by another entity, diluting the Company’s investment in this entity to a nominal value. The loss is classified with other charges in the statement of operations.

     During the three months ended June 30, 2002, the Company recorded an asset impairment charge of $0.1 million for the net unamortized debt issue costs related to the retirement of $2.0 million of the Company’s 9.5% senior notes. The loss is classified with other charges in the statement of operations.

     Interest expense was $4.7 million and $6.4 million for the quarters ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, interest expense was $9.1 million and $13.3 million, respectively. The decrease is principally due to refinancing the senior credit facility and the reduction in debt due to prepayments made to the senior credit facility during the last 12 months. Investment income was $28 thousand and $0.4 million, for the quarters ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, interest income was $0.1 million and $0.7 million, respectively.

     Minority interest in gain of subsidiary of $0.3 million for the quarter ended June 30, 2001, represents the unaffiliated investors’ share of infoUSA.com’s net gain for the period then ended. For the six months ended June 30, 2001, minority interest in gain of subsidiary of $0.3 million, represents the unaffiliated investors’ share of infoUSA.com’s net gain for the period then ended.

Income taxes

     A provision for income taxes of $2.4 million and $3.0 million was recorded for the quarters ended June 30, 2002 and 2001, respectively. The decrease in the Company’s effective tax rate to 36% in 2002 from 58% in 2001 is the result of two items. First, the Company’s 2001 net income did not include any deferred tax benefits related to operating losses of its former subsidiary infoUSA.com due to uncertainties surrounding the recoverability of these deferred tax assets. infoUSA.com was not previously included in the Company’s consolidated Federal income tax return. Second, the Company’s pre-tax book income for the fiscal year 2001 included nondeductible amortization expense of $16.5 million for goodwill and intangible assets with indefinite lives. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortizing these assets for financial reporting purposes and consequently, the amortization expense for those assets does not affect either book or taxable income in 2002. These items collectively increased the Company’s effective tax rate by 24% over the Federal statutory rate of 34% for the second quarter of 2001.

Extraordinary item, net of tax

On March 6, 2002, the Company refinanced it’s senior debt credit facility administered by Deutsche Bank to Bank of America Securities, LLC. On March 6, 2002, the Company recorded an extraordinary item of $1.8 million, net of income tax benefit of $1.2 million, for the net unamortized debt issue costs related to the senior debt credit facility with Deutsche Bank.

EBITDA, as adjusted

     The Company’s EBITDA, as adjusted was $19.7 million, or 27% of net sales for the quarter ended June 30, 2002, and $23.9 million, or 34% of net sales for the same period in 2001. For the six months ended June 30, 2002, the Company’s EBITDA, as adjusted was $43.0 million, or 29% of net sales, compared to $48.3 million, or 33% of net sales for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

General information:

     During 1999 in conjunction with the acquisition of Donnelley, the Company negotiated a credit arrangement with Deutsche Bank. On March 6, 2002, the Company refinanced the Senior Secured Credit facility administered by Deutsche Bank with Bank of America Securities, LLC. Under the refinanced Senior Secured Credit facility, the payment terms of the Term Loans A and B were changed such that the total debt will be due in March 2006. Available borrowings under the new Senior Secured Credit facility are $47.0 million for Term A with a maturity of 3 years, $45.0 million for Term B with a maturity of 4 years and $18.0 million under a revolving credit facility with a maturity of 3 years. The new credit facility also reduced the Revolving Credit Facility, as amended, from $25 million to $18 million. As of June 30, 2002, the Company had no borrowings under the Revolving Credit Facility, with the exception of two outstanding letters of credit in the amount of $6.3 million reducing the availability under the Revolving Credit Facility to $11.7 million.

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

Consolidated Statements of Cash Flows Information:

     As of June 30, 2002, the Company’s principal sources of liquidity included $11.7 million available under the Revolving Credit Facility described above. As of June 30, 2002, the Company had a working capital deficit of $6.0 million.

     Net cash provided by operating activities during the six months ended June 30, 2002, totaled $21.2 million compared to $25.3 million during the same period of 2001.

     During the six months ended June 30, 2002, the Company spent $1.9 million for additions of property and equipment, $1.4 million related to software and database development costs and $18.5 million on the repayment of long-term debt. The Company made a voluntary prepayment of $3.0 million on its Senior Debt Credit Facility during the quarter ended June 30, 2002. During the six months ended June 30, 2002, the Company has made voluntary prepayments of $10.1 million on its Senior Debt Credit Facility and repurchased $2.0 million of 9.5% senior notes on the open market at par.

     During the six months ended June 30, 2002, the Company spent $4.0 million for the acquisitions of businesses. The Company purchased certain assets and assumed certain liabilities related to the email list business of Doubleclick, Inc. in March 2002 for $2.0 million, purchased certain assets and assumed certain liabilities of Key Concepts, Inc. in April 2002 for $0.2 million and all issued and outstanding common stock of Hill-Donnelly in June 2002 for $1.8 million.

Consolidated Balance Sheet Information:

     Trade accounts receivable increased from $44.9 million at December 31, 2001 to $47.9 million at June 30, 2002, with related days sales outstanding (“DSO”) of 56 days compared to 58 days, respectively. The increase is principally due to the acquisition of the email list business of Doubleclick Inc. in March 2002.

     Intangible assets, net of amortization, decreased from $284.7 million at December 31, 2001 to $277.5 million at June 30, 2002. The decrease is principally due to the amortization of other intangible assets with estimatable lives related to the acquisitions described in the “Overview” section. Depreciation and amortization expense totaled $14.3 million during the six months ended June 30, 2002, as compared to $24.9 million for the same period in 2001.

     Accounts payable increased from $7.8 million at December 31, 2001 to $11.2 million at June 30, 2002. The increase is due to timing differences of significant second quarter debt interest and principal payments, estimated tax payments and other larger cash commitments during June 2002.

     Accrued expenses decreased from $9.2 million at December 31, 2001 to $6.8 million at June 30, 2002. The decrease is principally due to a reduction of $3.0 million for prepaid employer 401(k) expenses.

     Long term debt decreased from $205.9 million at December 31, 2001 to $186.8 million at June 30, 2002. The Company made repayments on long-term debt totaling $18.5 million during the six months ended June 30, 2002.

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

     Goodwill and intangible assets with indefinite lives that result from acquisitions of businesses and minority interests after June 30, 2001, are not subject to amortization under the provisions of SFAS 142. The provisions of this statement are fully effective for fiscal years beginning after December 15, 2001, so the Company adopted the provisions of SFAS 142 in the financial statements for the six months ended June 30, 2002. Beginning January 1, 2002, the Company ceased the amortization of goodwill, the result of which is no further expense for the amortization of these intangible assets in 2002 and future years. Amortization expense for goodwill and intangible assets with indefinite lives was $16.5 million for the full year 2001, compared to total intangible asset amortization of $30.3 million for the full year 2001. In accordance with SFAS 142, the Company is required to perform an initial impairment test of goodwill in 2002 and update the impairment test annually. The Company has completed the initial valuation of the goodwill and other intangible assets required by FASB 142 for impairment testing and concluded that no impairment exists.

     In October 2001, the Financial Accounting Standards Board also issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. Therefore, the Company adopted the provisions of SFAS No. 144 in its financial statements for the six months ended June 30, 2002. Management does not expect the adoption of this statement to significantly impact the consolidated financial statements.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The provisions of this statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. Upon adoption of this statement, the Company will reclassify the loss on extinguishment of debt of $1.8 million, net of tax, from an extraordinary item to other income and expenses.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not yet evaluated the impact the adoption of SFAS 146 will have on the consolidated financial statements. We currently do not expect the adoption of SFAS 146 will have a significant impact on the consolidated financial statements. However, there can be no assurance that at the time the review of the requirements of SFAS 146 is completed, a significant change to the consolidated financial statements will not be recorded.

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

     As of June 30, 2002, we had total indebtedness of approximately $207.5 million, including $104.0 million of Notes under an indenture (the “Indenture”) and $84.5 million under a $110 million Senior Secured Credit Agreement. Substantially all of our assets are pledged as security under the terms of the Credit Agreement. The indebtedness under the Credit Agreement was refinanced March 6, 2002 and originally incurred in connection with our acquisition of Donnelley Marketing in 1999. Our ability to pay principal and interest on the Notes issued under the Indenture and the indebtedness under the Credit Agreement and to satisfy our other debt obligations will depend upon our future operating performance. Our performance will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. The future availability of revolving credit under the Credit Agreement will depend on, among other things, our ability to meet certain specified financial ratios and maintenance tests. We expect that our operating cash flow should be sufficient to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due. If we are unable to service our indebtedness, however, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the Notes issued under the Indenture and the Credit Agreement) or seeking additional equity capital. We may not be able to implement any such measures or obtain additional financing.

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

     Our business strategy includes continued growth through acquisitions of complementary products, technologies or businesses. We have made seventeen acquisitions since mid-1996 and completed the integration of these acquisitions into our existing business by the end of the quarter as of June 30, 2002. We continue to evaluate strategic opportunities available to us and intend to pursue opportunities that we believe fit our business strategy. Acquisitions of companies, products or technologies may result in the diversion of management’s time and attention from day-to-day operations of our business and may entail numerous other risks, including difficulties in assimilating and integrating acquired operations, databases, products, corporate cultures and personnel, potential loss of key employees of acquired businesses, difficulties in applying our internal controls to acquired businesses, and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent our efforts to integrate future acquisitions fail, our business, financial condition and results of operations would be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not exposed to significant future earnings or cash flow exposures from changes in interest rates on long-term debt as a significant portion of the Company’s debt is at fixed interest rates and the Company has entered into long-term interest rate swap agreements to reduce the potential impact of changes in interest rates on floating rate debt. However, the long-term interest rate swap agreements expire in September 2002 and the Company will be exposed to future earnings or cash flow exposures due to changes in interest rates on $84.5 million of floating rate debt outstanding on the Senior Credit Facility described in Footnote 9. The Company is not exposed to material future earnings or cash flow exposures from fluctuations in foreign currency exchange rates as operating results related to foreign operations are not material.

infoUSA INC.
FORM 10-Q

FOR THE QUARTER ENDED

JUNE 30, 2002

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

FOR: 42,983,637	AGAINST: 2,480,180	ABSTAIN: 35,946

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.2	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

(b)	Report on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

infoUSA INC.

Date: August 13, 2002	/s/ SCOTT C. ROBERTS Scott C. Roberts, Acting Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

99.1	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.2	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith