Form 10-Q
period 2002-09-30
INFOUSA INC
filed 2002-11-14
CIK 879437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the — Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002 or

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

51,026,308 shares of Common Stock at November 8, 2002

infoUSA INC.

infoUSA INC.

FORM 10-Q

FOR THE QUARTER ENDED

SEPTEMBER 30, 2002

PART I — FINANCIAL INFORMATION

ITEMS 1 AND 2. FINANCIAL STATEMENTS AND
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	SEPTEMBER	DECEMBER
	30, 2002	31, 2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,559	$4,382
Marketable securities	838	1,037
Trade accounts receivable, net of allowances of $4,766 and $4,670, respectively	40,642	44,890
Officer note receivable	940	—
List brokerage trade accounts receivable	21,441	16,992
Prepaid expenses	5,175	6,861
Deferred income taxes	399	1,251
Deferred marketing costs	2,531	2,058

Total current assets	73,525	77,471

Property and equipment, net	45,988	51,640
Intangible assets, net	276,653	284,675
Other assets	4,595	5,302

	$400,761	$419,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$26,337	$19,770
Accounts payable	11,416	7,760
List brokerage trade accounts payable	17,453	15,031
Accrued payroll expenses	8,299	7,891
Accrued expenses	5,002	9,240
Income taxes payable	2,550	4,030
Deferred revenues	14,042	17,419

Total current liabilities	85,099	81,141

Long-term debt, net of current portion	172,421	205,900
Deferred income taxes	24,234	27,250
Deferred revenue	6,000	9,000
Stockholders’ equity:
Preferred stock, $.0025 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $.0025 par value. Authorized 295,000,000 shares; 51,869,816 shares issued and 51,026,308 outstanding at September 30, 2002 and 51,850,339 shares issued and 50,891,248 outstanding at December 31, 2001	130	130
Paid-in capital	92,819	93,551
Retained earnings	27,297	11,801
Treasury stock, at cost, 843,508 shares held at September 30, 2002 and 959,091 held at December 31, 2001	(5,524)	(7,028)
Notes receivable from officers	(840)	(1,296)
Accumulated other comprehensive loss	(875)	(1,361)

Total stockholders’ equity	113,007	95,797

	$400,761	$419,088

The accompanying notes are an integral part of the consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

	(UNAUDITED)		(UNAUDITED)
Net sales	$77,171	$68,498	$227,936	$213,260
Costs and expenses:
Database and production costs	20,618	19,032	63,191	59,945
Selling, general and administrative (excluding non-cash stock options compensation expense of $8 and $146 for the three months and $35 and $448 for the nine months ended September 30, 2002 and 2001, respectively)	34,711	26,341	98,558	80,284
Depreciation and amortization	6,805	11,736	21,058	36,658
Non-cash stock option compensation	8	146	35	448
Restructuring charges	804	2,989	1,616	4,632
Litigation settlement charge	110	—	417	—
Acquisition costs	2	—	175	—

Total operating costs and expenses	63,058	60,244	185,050	181,967

Operating income	14,113	8,254	42,886	31,293
Other income (expense):
Investment income	35	190	133	863
Other charges	(115)	—	(2,502)	—
Minority interest in gain of subsidiary	—	609	—	282
Interest expense	(3,404)	(5,945)	(12,562)	(19,288)

Income before income taxes and extraordinary item	10,629	3,108	27,955	13,150
Income taxes	4,225	2,874	10,690	8,857

Income before extraordinary item	6,404	234	17,265	4,293
Extraordinary item, net of tax	—	—	(1,769)	—

Net income	$6,404	$234	$15,496	$4,293

BASIC EARNINGS PER SHARE:
Income before extraordinary item	$0.12	$0.00	$0.33	$0.08
Loss on extraordinary item, net of tax	—	—	(0.03)	—

Net income	$0.12	$0.00	$0.30	$0.08

Weighted average shares outstanding	50,991	50,571	50,935	50,570

DILUTED EARNINGS PER SHARE:
Income before extraordinary item	$0.12	$0.00	$0.33	$0.08
Loss on extraordinary item, net of tax	—	—	(0.03)	—

Net income	$0.12	$0.00	$0.30	$0.08

Weighted average shares outstanding	50,991	50,587	51,018	50,570

The accompanying notes are an integral part of the consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,496	$4,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,058	36,658
Amortization of deferred financing costs	620	868
Deferred income taxes	(2,164)	(3,811)
Non-cash stock option compensation expense	35	448
Non-cash 401(k) contribution in common stock	649	120
Non-cash investment loss	1,124	—
Loss on interest rate swap agreement	1,204	—
Extraordinary item — loss on extinguishment of debt	1,769	—
Non-cash other charges	145	—
Minority interest in gain of subsidiary	—	(282)
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	3,020	7,675
List brokerage trade accounts receivable	(825)	(3,616)
Prepaid expenses and other assets	2,649	3,834
Deferred marketing costs	(429)	346
Accounts payable	3,117	(4,175)
List brokerage trade accounts payable	541	1,522
Income taxes receivable and payable, net	(1,480)	5,558
Accrued expenses and deferred revenue	(10,900)	(15,166)

Net cash provided by operating activities	35,629	34,272
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(32)	(1,032)
Purchases of property and equipment	(2,453)	(2,964)
Acquisitions of businesses, net of cash acquired	(6,453)	(16,326)
Software and database development costs	(1,820)	(1,501)

Net cash used in investing activities	(10,758)	(21,823)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(27,233)	(31,246)
Deferred financing costs paid	(1,030)	—
Proceeds from exercise of stock options and collection of notes receivable from officers	569	—

Net cash used in financing activities	(27,694)	(31,246)
Net decrease in cash and cash equivalents	(2,823)	(18,797)
Cash and cash equivalents, beginning	4,382	21,693

Cash and cash equivalents, ending	$1,559	$2,896

Supplemental cash flow information:
Interest paid	$9,884	$17,476

Income taxes paid	$13,630	$6,212

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

     The Company adopted certain provisions of SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” effective January 1, 2002. Therefore, the Company ceased to recognize annual amortization of approximately $16.5 million of goodwill effective January 1, 2002, that was amortized during 2001. In accordance with SFAS 142, the Company is required to perform an initial impairment test of goodwill in 2002 and update the impairment test annually. The Company has completed the initial valuation of the goodwill and other intangible assets required by SFAS 142 for impairment testing and concluded that no impairment existed at January 1, 2002.

2. EARNINGS PER SHARE INFORMATION

     The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. For the three months ended September 30, 2002 and the nine months ended September 30, 2001, the average market price of the Company’s common stock was less than the exercise price of all the Company’s outstanding common stock subject to option.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	(IN THOUSANDS)		(IN THOUSANDS)
	2002	2001	2002	2001

Weighted average number of shares outstanding used in basic EPS	50,991	50,571	50,935	50,570
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	—	16	83	—

Weighted average number of shares outstanding used in diluted EPS	50,991	50,587	51,018	50,570

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

     The following table summarizes segment information:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

	SMALL	LARGE	CORPORATE	CONSO LIDATED
	BUSINESS	BUSINESS	ACTIVITIES	TOTAL

		(IN THOUSANDS)
Net sales	$41,084	$36,087	$—	$77,171
Non-cash stock compensation	—	—	8	8
Restructuring charges	—	—	804	804
Litigation settlement charges	—	—	110	110
Acquisition costs	—	—	2	2
Operating income	15,585	18,571	(20,043)	14,113
Investment income	—	—	35	35
Interest expense	—	—	3,404	3,404
Other charges	—	—	115	115
Income before income taxes and extraordinary item	15,585	18,571	(23,527)	10,629

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

	SMALL	LARGE	CORPORATE	CONSOLIDATED
	BUSINESS	BUSINESS	ACTIVITIES	TOTAL

		(IN THOUSANDS)
Net sales	$29,878	$38,620	$—	$68,498
Non-cash stock compensation	—	—	146	146
Restructuring charges	—	—	2,989	2,989
Operating income	13,716	18,047	(23,509)	8,254
Investment income	—	—	190	190
Interest expense	—	—	5,945	5,945
Income before income taxes and extraordinary item	13,716	18,047	(28,655)	3,108

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

	SMALL	LARGE	CORPORATE	CONSOLIDATED
	BUSINESS	BUSINESS	ACTIVITIES	TOTAL

		(IN THOUSANDS)
Net sales	$117,405	$110,531	$—	$227,936
Non-cash stock compensation	—	—	35	35
Restructuring charges	—	—	1,616	1,616
Litigation settlement charges	—	—	417	417
Acquisition costs	—	—	175	175
Operating income	46,066	58,615	(61,795)	42,886
Investment income	—	—	133	133
Interest expense	—	—	12,562	12,562
Other charges	—	—	2,502	2,502
Income before income taxes and extraordinary item	46,066	58,615	(76,726)	27,955

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

	SMALL	LARGE	CORPORATE	CONSOLIDATED
	BUSINESS	BUSINESS	ACTIVITIES	TOTAL

		(IN THOUSANDS)
Net sales	$96,834	$116,426	$—	$213,260
Non-cash stock compensation	—	—	448	448
Restructuring charges	—	—	4,632	4,632
Operating income	46,550	58,810	(74,067)	31,293
Investment income	—	—	863	863
Interest expense	—	—	19,288	19,288
Income before income taxes and extraordinary item	46,550	58,810	(92,210)	13,150

4. COMPREHENSIVE INCOME

     Comprehensive income (loss), including the components of other comprehensive income (loss), is as follows:

	FOR THE THREE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED

	SEPT. 30,	SEPT. 30,	SEPT. 30,	SEPT. 30,
	2002	2001	2002	2001

	(IN THOUSANDS)		(IN THOUSANDS)
Net income	$6,404	$234	$15,496	$4,293
Other comprehensive loss:
Unrealized loss from investments:
Unrealized losses	(10)	—	(66)	(24)
Related tax expense	4	—	25	9

Net	(6)	—	(41)	(15)

Interest rate swap agreement:
Gains (losses)	—	(495)	850	(1,895)
Related tax expense	—	188	(323)	720

Net	—	(307)	527	(1,175)

Total other comprehensive income (loss)	(6)	(307)	486	(1,190)

Comprehensive income (loss)	$6,398	$(73)	$15,982	$3,103

The components of accumulated other comprehensive loss is as follows:

	FOREIGN			ACCUMULATED
	CURRENCY	GAINS/(LOSSES)	UNREALIZED	OTHER
	TRANSLATION	ON DERIVATIVE	GAINS/(LOSSES)	COMPREHENSIVE
	ADJUSTMENTS	INSTRUMENTS	ON SECURITIES	INCOME (LOSS)

		(IN THOUSANDS)
Balance at September 30, 2002	$(668)	$—	$(207)	$(875)
Balance at December 31, 2001	$(668)	$(527)	$(166)	$(1,361)

5. ACQUISITIONS

     During 2002, the Company completed several acquisitions of businesses. Each acquisition was accounted for using the purchase method of accounting. The results of each acquired business has been included in the Company’s consolidated financial statements since the date of acquisition. The acquisitions completed by the Company include:

     In September 2002, the Company acquired certain assets and assumed certain liabilities of City Publishing Company, Inc., a business directory provider. Total consideration for the acquisition included cash of $1.6 million. In addition, as part of the purchase of City Publishing Company, the Company incurred liabilities for severance and facility closure costs totaling $0.4 million. The Company identified duplicate operations comprised of approximately 70 staff that would not be required subsequent to acquisition. As of September 30, 2002, no payments had been made related to the exit cost liability recorded. The purchase price for the acquisition was preliminarily allocated to current assets of $0.5 million, property and equipment of $25 thousand, current liabilities of $0.6 million and goodwill of $1.7 million.

     In June 2002, the Company acquired certain assets and assumed certain liabilities of Hill-Donnelly Inc., a business directory provider. Total consideration for the acquisition included cash of $1.8 million. The purchase price for the acquisition was preliminarily allocated to current assets of $0.5 million, property and equipment of $0.1 million, current liabilities of $0.2 million and goodwill of $1.4 million.

     In April 2002, the Company acquired certain assets and assumed certain liabilities of Key Contacts, Inc., a Canadian database list business. Total consideration for the acquisition was cash of $0.3 million. The purchase price for the acquisition was preliminarily allocated to property and equipment of $5 thousand, current liabilities of $34 thousand and goodwill of $223 thousand.

     In March 2002, the Company acquired the e-mail list business of DoubleClick, Inc. through an acquisition of assets and the assumption of certain liabilities. Total consideration for the acquisition was cash of $2.0 million. The purchase price for the acquisition was preliminarily allocated to current assets of $3.8 million, current liabilities of $2.0 million and goodwill of $0.2 million. During the quarter ended September 30, 2002, the Company adjusted the allocation of the purchase price, which resulted in a reclassification of $0.1 million from current assets to goodwill.

     In January 2002, the Company acquired all issued and outstanding common stock of Database Concepts, Inc., a Canadian database development business. Total consideration for the acquisition was cash of $0.3 million. The purchase price for the acquisition was preliminarily allocated to current assets of $44 thousand, property and equipment of $8 thousand, current liabilities of $72 thousand and goodwill of $334 thousand.

     During the quarter ended September 30, 2002, the Company completed the allocation of the purchase price for Polk City Directories, which was acquired by the Company during October 2001. The completion of the allocation resulted in a reclassification of $0.5 million from current assets to goodwill.

     Pro forma operating results have been omitted because the Company has determined that the effects of these acquisitions on 2002 and 2001 earnings and earnings per share are not material.

6. NON-CASH STOCK COMPENSATION EXPENSE

     The Company maintains several stock option plans under which the Company may grant incentive stock options and non-qualified stock options to officers, directors, employees and consultants of the Company. Stock options have been granted with exercise prices at or above the quoted market value of the Company’s common stock at the date of the grant. Options generally vest over four years and expire after 5 years. The Company uses Accounting Principles Bulletin (APB) Opinion No. 25 to account for stock-based compensation to employees and directors of the Company. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, EITF No. 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans and other related FASB Interpretations are used to record stock-based compensation to non-employees of the Company.

     During the second quarter of 2002, the Company granted non-qualified stock options to a non-employee consultant of the Company in connection with a consulting agreement executed by the Company. The options vest evenly over four years and have a five year life. The fair value of the option was estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions: no dividend yield for any year, expected volatility of 64%, risk free interest rate of 4.11% and an expected life of 5 years. As such, the Company has recorded a non-cash charge of $35 thousand, related to stock options granted to the consultant during the nine months ended September 30, 2002. The charges were recorded as an addition to paid-in-capital. The consulting agreement commits the Company to make cash payments of $450 thousand, $675 thousand, $775 thousand and $200 thousand in 2002, 2003, 2004 and 2005 to the consultant for services rendered. Expense recorded for the nine months ended September 30, 2002 for this consulting agreement was $292 thousand.

     The Company’s subsidiary, infoUSA.com, sponsored an Equity Incentive Plan in which shares of common stock were reserved for issuance to officers, directors, employees and consultants of the subsidiary. The Company recorded a non-cash charge of $146 thousand and $448 thousand during the three and nine months ended September 30, 2001, respectively, related to stock options for infoUSA.com. The charges were recorded as an addition to paid-in-capital.

7. RESTRUCTURING CHARGES

     During the nine months ended September 30, 2002, the Company recorded restructuring charges totaling $1.6 million due to workforce reductions, as part of the Company’s overall strategy to reduce operating costs and continue its commitment to core business lines. As of September 30, 2002, the Company had a remaining reserve of $0.5 million for unpaid severance charges related to these restructuring charges. The workforce reduction charges included involuntary employee separation costs for approximately 73 employees in administration, sales support and marketing functions.

     During the nine months ended September 30, 2001, the Company recorded restructuring charges totaling $1.8 million due to workforce reductions, as a part of the Company’s overall strategy to reduce costs and focus its commitment on core business lines. The costs were incurred and paid during the nine months ended September 30, 2001. The workforce reduction charges included involuntary employee separation costs for approximately 186 employees in administration, sales support and marketing functions.

     During the nine months ended September 30, 2001, the Company recorded restructuring charges of $2.8 million due to a lease termination agreement. On July 30, 2001, infoUSA.com, a subsidiary of the Company, negotiated a lease termination agreement for the abandoned Foster City, California facility, and paid $4.7 million to satisfy the remaining eight year term of the lease agreement. The Company recorded charges of $2.8 million for costs of the lease settlement not previously accrued.

8. ACQUISITION COSTS

     During the nine months ended September 30, 2002, the Company recorded integration-related acquisition costs of $0.2 million. The integration-related costs included consulting costs, information system conversion and other direct integration-related charges. These costs were not directly related to the recent acquisition of various companies (see Note 5), and therefore could not be capitalized, but were costs associated with the integration of the acquired operations into the Company’s existing operations.

9. LOSS ON INTEREST RATE SWAP AGREEMENT

     During 1999 in conjunction with the acquisition of Donnelley, the Company negotiated a credit arrangement (“Senior Debt Credit facility”). According to the terms of the Senior Debt Credit Facility, the Company entered into an interest rate swap agreement with Union Bank of California, to fix the rate on $60.5 million of the debt at an interest rate of 6.385% for the term of 3 years. On March 6, 2002, the Company refinanced the Senior Debt Credit facility administered by Deutsche Bank with Bank of America Securities, LLC. As a result of the refinancing, the Company recorded a charge of $1.2 million and is included in “Other Charges” in the accompanying Statement of Operations for amounts previously reported in “Other Comprehensive Income” in the accompanying Balance Sheet related to the fair value of the interest rate swap agreement. The interest rate swap agreement was not accounted for as an interest rate hedge agreement for the remaining term of the agreement, which ultimately concluded in September 2002.

10. EXTRAORDINARY ITEM, NET OF TAX

     On March 6, 2002, the Company refinanced it’s senior debt credit facility administered by Deutsche Bank to Bank of America Securities, LLC. On March 6, 2002, the Company recorded an extraordinary item of $1.8 million, net of income tax benefit of $1.1 million, for the net unamortized debt issue costs related to the extinguishment of the senior debt credit facility with Deutsche Bank.

11. RELATED PARTY TRANSACTIONS

     Mr. Gupta, who is the Chairman and Chief Executive Officer of the Company, is eligible for a cash bonus in 2002 based on Company performance. The criteria for Mr. Gupta’s bonus is that he will receive 10% of the Company’s adjusted EBITDA in excess of $80 million. In January 2002, the Company paid an advance to Mr. Gupta in the amount of $1.5 million (based on 2001 performance) to be off set against any 2002 bonus payable to Mr. Gupta pursuant to his bonus program. The advance will be applied to part or all of his 2002 bonus, if performance criteria are met, or paid back by Mr. Gupta within the next 12 months. In May 2002, Mr. Gupta paid back $0.6 million of the original advance, leaving an advance balance of $0.9 million which is classified as “Officer Note Receivable” in the accompanying Balance Sheet.

     Annapurna Corporation, which is 100% owned by Mr. Gupta, has fractional ownership in certain aircraft with NetJets. Annapurna Corporation bills the Company when the Company’s employees and officers use the aircraft. The Company paid a total of $1.7 million during the nine months ended September 30, 2002 to Annapurna Corporation for usage of the aircraft and other travel expenses.

     During the nine months ended September 30, 2002, the Company paid Everest Asset Management $0.4 million for acquisition related expenses and investment advisory fees on certain transactions. Everest Asset Management is 100% owned by Mr. Gupta.

12. GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF STATEMENT 142

     Beginning January 1, 2002, the Company adopted the provisions of SFAS 142 and ceased the amortization of goodwill and certain other intangible assets in 2002 and future years. Amortization expense for goodwill of $11.3 million, net of tax benefit of $1.1 million, was recorded during the first nine months of 2001 that was not recorded during the first nine months of 2002.

     Acquired intangible assets as of September 30, 2002 consist of:

	Gross
	Carrying	Accumulated
	Amount	Amortization

	(amounts in $000s)
Acquired intangible assets:
Goodwill	$268,402	$59,012
Purchased data processing and technology	78,278	43,951
Acquired database costs	19,000	19,000
Tradename	15,802	4,474
Non-compete agreements	13,534	8,061
Customer base	8,372	4,740

	$403,388	$139,238

     Assuming the provisions of SFAS 142 had been implemented as of January 1, 2001, adjusted net income before extraordinary items, adjusted net income and earnings per share would have been:

	FOR THE NINE
	MONTHS ENDED

	September 30,	September 30,
	2002	2001

($000s except for earnings-per-share amounts)
Reported income before extraordinary item	$17,265	$4,293
Goodwill amortization, net of tax	—	11,290

Adjusted net income before extraordinary item	$17,265	$15,583

Reported net income	$15,496	$4,293
Goodwill amortization, net of tax	—	11,290

Adjusted net income	$15,496	$15,583

Basic & Diluted earnings per share:
Reported net income before extraordinary item per share	$0.33	$0.08
Goodwill amortization, net of tax	—	0.22

Adjusted net income before extraordinary item per share	$0.33	$0.30

Reported net income per share	$0.30	$0.08
Goodwill amortization, net of tax	—	0.22

Adjusted net income per share	$0.30	$0.30

13. CONTINGENCIES

     The Company and its subsidiaries are routinely involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management does not expect these matters to result in a material liability to the Company. During the nine months ended September 30, 2002, the Company recorded charges totaling $0.4 million related to the Company’s settlement of two contractual disputes.

     On May 14, 2002, a former principal of an acquired business was awarded $1.6 million by an arbitrator for settlement of a dispute regarding exercise of stock options issued by the Company as a part of the acquisition. The Company’s management believes that it has sufficient legal grounds to have the ruling overturned and that such an outcome is likely. Accordingly, the Company has not recorded a litigation charge for the cost of this judgement or other potential claims and contingent liabilities as management believes that the likelihood of a material loss for such contingencies is unlikely.

14. OTHER CHARGES

     During the nine months ended September 30, 2002, the Company recorded a loss of $1.1 million for an other-than-temporary decline in the value of a nonmarketable equity investment. The investment was determined to be impaired by management after consideration of recent equity transactions by the investee. The loss is included in “Other Charges” in the accompanying Statement of Operations.

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

     During the nine months ended September 30, 2002, the Company repurchased a total of $5.0 million of outstanding Senior Subordinated Notes of the Company. The Senior Subordinated Notes are publicly held debt issued by the Company and the repurchases of those notes occurred through open market transactions initiated by the Company. As a result of the repurchase, the Company recorded charges totaling $0.2 million for net unamortized debt issue costs related to the Senior Subordinated Notes and for amounts paid in excess of par which are included in “Other Charges” in the accompanying Statement of Operations.

14. SUBSEQUENT EVENT

     During October 2002, the Company announced its proposed acquisition of ClickAction Inc., a provider of email marketing automation solutions. The proposed transaction is subject to the approval of ClickAction’s stockholders and other conditions specified in the merger agreement. Proposed consideration of the transaction could range from $3.5 million to $4.1 million of cash. If stockholder approval is achieved and the closing conditions are met, the transaction is expected to close in late 2002.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to the acquisitions of Polk Directories in October 2001, Database Concepts in January 2002, the email list business of Doubleclick, Inc. in March 2002, Key Contacts in April 2002, Hill-Donnelly Inc. in June 2002 and City Publishing Company, Inc. in September 2002:

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPT. 30, 2002	SEPT. 30, 2001	SEPT. 30, 2002	SEPT. 30, 2001

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	100%	100%	100%	100%
Costs and expenses:
Database and production costs	27	28	28	28
Selling, general and administrative	45	38	43	38
Depreciation and amortization	9	17	9	17
Non-cash stock compensation expense	—	—	—	—
Restructuring charges	1	4	1	2
Litigation settlement charge	—	—	—	—
Acquisition costs	—	—	—	—

Total costs and expenses	82	88	81	85

Operating income	18	12	19	15
Other expense, net	(5)	(8)	(7)	(9)

Income before income taxes and extraordinary item	13	4	12	6
Income taxes	5	4	5	4

Income before extraordinary item	8	—	7	2
Extraordinary item, net of tax	—	—	(1)	—

Net income	8%	—%	6%	2%

OTHER DATA:			(in thousands)
SALES BY SEGMENT:
Small business	$41,084	$29,878	$117,405	$96,834
Large business	36,087	38,620	110,531	116,426

Total	$77,171	$68,498	$227,936	$213,260

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
Small business	53%	44%	52%	45%
Large business	47	56	48	55

Total	100%	100%	100%	100%

Amortization expense of intangible assets (1)	$3,325	$7,584	$9,986	$22,894

Earnings before, interest, taxes, depreciation and amortization, (EBITDA), as adjusted (2)	$20,926	$20,136	$63,979	$68,399

EBITDA, as adjusted, as a percentage of net sales	27%	29%	28%	32%

Cash Flow Data:				(in thousands)
Net cash from operating activities			$35,629	$34,272

Net cash used in investing activities			(10,758)	(21,823)

Net cash used in financing activities			(27,694)	(31,246)

(1)	Represents amortization expense recorded by the Company on all intangibles recorded as part of the acquisition of other companies, and excludes amortization related to deferred financing costs, software development costs, and other intangible assets not recorded as part of an acquisition of another company. The amortization expense during 2002 excludes the amortization of goodwill, following the adoption of SFAS 142 by the Company on January 1, 2002.

(2)	“EBITDA, as adjusted” is defined as operating income adjusted to exclude depreciation, amortization and non-cash stock compensation expenses. EBITDA is presented because it is a widely accepted indicator of a company’s ability to incur and service debt and of the Company’s cash flows from operations excluding any non-recurring items. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company’s consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

Overview

     The Company has supplemented its internal growth through strategic acquisitions. The Company has completed nineteen acquisitions since mid-1996. Through these acquisitions, the Company has increased its presence in the consumer marketing information industry, greatly increased its ability to provide data processing solutions, added two consumer CD-Rom product lines, increased its presence in list management and list brokerage services and broadened its offerings for e-mail and business marketing information.

     Since 1996, the Company has systematically integrated the operations of the acquired companies into existing operations of the Company. Generally, the results of operations for these acquired activities are no longer separately accounted for from existing activities. The Company cannot report on the results of operations of acquired companies upon completion of the integration as the results are “commingled” with existing results. Additionally, upon integration of acquired operations, the Company frequently combines acquired products or features with existing products, and experiences significant cross-selling of products between business units, including sales of acquired products by existing business units and sales by acquired business units of existing products. Due to recent and potential future acquisitions, future results of operations will not be comparable to historical data.

Net sales

     Net sales of the Company for the quarter ended September 30, 2002 were $77.2 million, an increase of 13% from $68.5 million for the same period of 2001. Net sales for the nine months ended September 30, 2002 were $227.9 million, an increase of 7% from the $213.3 million for the same period of 2001. The increase in net sales is principally due to the acquisition of Polk Directories in October 2001, and to a lesser extent, various smaller acquisitions during 2002.

     Net sales of the small business segment for the quarter ended September 30, 2002 were $41.1 million, a 37% increase from $29.9 million for the same period of 2001. Net sales of the small business segment for the nine months ended September 30, 2002 were $117.4 million, a 21% increase from $96.8 million for the same period of 2001. The small business segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet. The increase in net sales is principally due to the acquisition of Polk Directories in October 2001 and various smaller acquisitions during 2002. The Company immediately integrated the operations of its various acquisitions into existing operations. As discussed in the overview above, the Company cannot separately report the results of operations of its various acquisitions upon completion of the integration.

     Net sales of the large business segment for the quarter ended September 30, 2002 were $36.1 million, a 6% decline from $38.6 million for the same period of 2001. Net sales of the large business segment for the nine months ended September 30, 2002 were $110.5 million, a 5% decrease from the $116.4 million for the same period of 2001. The large business segment principally engages in the selling of data processing services, licensed databases, database marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services. The decrease in net sales is principally due to softer customer demand for Internet licensing and to a lesser extent due to softer demand for data processing services related to the general slow-down in the United States economy. Database license sales for the quarter ended September 30, 2002 were $9.4 million, compared to $11.6 million for the same period of 2001. Database license sales for the nine months ended September 30, 2002 were $28.8 million, compared to $36.0 million for the same period of 2001.

Database and production costs

     Database and production costs for the quarter ended September 30, 2002 were $20.6 million, or 27% of net sales, compared to $19.0 million, or 28% of net sales for the same period of 2001. For the nine months ended September 30, 2002, database and production costs were $63.2 million, or 28% of net sales, compared to $59.9 million or 28% of net sales for the same period in 2001. The increase in database and production costs is primarily due to the acquisition of Polk Directories in October 2001.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the quarter ended September 30, 2002 were $34.7 million, or 45% of net sales, compared to $26.3 million, or 38% of net sales for the same period of 2001. For the nine months ended September 30, 2002, selling, general and administrative expenses were $98.6 million, or 43% of net sales, compared to $80.3 million, or 38% of net sales, for the same period of 2001. The increase in selling, general and administrative expenses as a percentage of net sales is principally due to the acquisition of Polk Directories in October 2001. Polk Directories utilizes a dedicated sales force that has a higher operating cost structure as a percentage of net sales than the Company’s existing businesses.

Depreciation and amortization expenses

     Depreciation and amortization expenses for the quarter ended September 30, 2002 were $6.8 million, or 9% of net sales, compared to $11.7 million, or 17% of net sales for the same period of 2001. For the nine months ended September 30, 2001, depreciation and amortization expenses were $21.1 million, or 9% of net sales, compared to $36.7 million, or 17% of net sales for the same period in 2001. The decrease in depreciation and amortization expenses is due to the Company’s adoption of Statement of Financial Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires the Company to complete an annual impairment test on goodwill and other intangible assets with an indefinite life rather than record amortization expense on those assets. The Company has completed the evaluation for the initial impairment test that is required upon adoption of SFAS 142 and established that no impairment exists.

Non-cash stock compensation expense

     During the quarter ended September 30, 2002, the Company recorded a non-cash charge of $8 thousand, or less than 1% of net sales, compared to $0.1 million, for the same period of 2001. For the nine months ended September 30, 2002, non-cash stock compensation expense was $35 thousand, or less than 1% of net sales, compared to $0.4 million, for the same period of 2001. The Company recorded non-cash stock compensation expenses during 2002 related to the consulting agreement described in Note 6 to the interim financial statements. During 2001, non-cash stock compensation expense related to stock options granted by the Company’s former subsidiary, infoUSA.com. The decrease is due to the fact that the Company eliminated the minority interest in its infoUSA.com subsidiary through the purchase of assets as of September 30, 2001, and therefore will not incur non-cash stock compensation expense related to the infoUSA.com subsidiary options for the fourth quarter of 2001 and subsequent periods. However, the Company will incur additional non-cash compensation expense for the 2002 consultant options during the vesting period of those options. The amount of compensation expense will be affected by changes in the fair value of the Company’s common stock.

Restructuring costs

     During the three and nine months ended September 30, 2002, the Company recorded restructuring charges due to workforce reductions of $0.8 million and $1.6 million, respectively, as a part of the Company’s continuing strategy to reduce costs and focus on core operations. The workforce reduction charges included involuntary employee separation costs for 73 employees for the nine months ended September 30, 2002.

     The Company recorded restructuring charges of $4.6 million for the nine months ended September 30, 2001, due to fiscal year 2001 workforce reductions totaling $1.8 million and early lease termination costs of $2.8 million, as a part of the Company’s overall strategy to reduce costs and focus its commitment on core business lines. The fiscal year 2001 workforce reduction charges included involuntary employee separation costs for approximately 186 employees.

Litigation settlement charges

     The Company is involved in various legal proceedings of a nature considered normal to its business. During the quarter ended September 30, 2002, the Company recorded a charge of $0.1 million related to the Company’s settlement of a legal matter. For the nine months ended September 30, 2002, the Company had recorded charges totaling $0.4 million related to the Company’s settlement of legal matters.

Acquisition costs

     During the nine months ended June 30, 2002, the Company recorded integration-related costs of $0.2 million. The integration-

related costs included consulting costs, information system conversion and other direct integration-related charges. These costs were not directly related to the recent acquisition of various companies, and therefore could not be capitalized, but were costs associated with the integration of the acquired operations into the Company’s existing operations.

Operating income

     Including the factors previously described, the Company had operating income of $14.1 million, or 18% of net sales for the quarter ended September 30, 2002, compared to an operating income of $8.3 million, or 12% of net sales for the same period in 2001. For the nine months ended September 30, 2002, the Company had operating income of $42.9 million, or 19% of net sales, compared to operating income of $31.3 million, or 15% of net sales for the same period in 2001.

     Operating income for the small business segment for the quarter ended September 30, 2002 was $15.6 million, or 38% of net sales, as compared to $13.7 million, or 46% of net sales for the same period in 2001. For the nine months ended September 30, 2002, operating income for the small business segment was $46.1 million, or 39% of net sales, compared to $46.6 million, or 48% of net sales for the same period of 2001. The decrease in operating income as a percentage of nets sales is principally due to increased sales and marketing expenses represented as a percentage of net sales associated with Polk Directories as discussed in the selling, general administrative section above.

     Operating income for the large business segment for the quarter ended September 30, 2002 was $18.6 million, or 51% of net sales, as compared to $18.1 million, or 47% of net sales for the same period in 2001. For the nine months ended September 30, 2002, operating income for the large business segment was $58.6 million or 53% of net sales, compared to $58.8 million, or 51% of net sales for the same period in 2001. The increase in operating income as a percentage of nets sales is due to continued cost reductions measures taken by the Company over the last twelve months.

Other income or expense, net

     Other expense, net was $3.5 million, or 5% of net sales, and $5.1 million, or 8% of net sales, for the quarters ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, other expense, net was $14.9 million, or 7% of net sales, compared to $18.1 million, or 9% of net sales for the same period of 2001. Other income or expense, net is comprised of interest expense, investment income, minority interest in subsidiary and other income or expense items which do not represent components of operating expense of the Company.

     The Company recorded a non-cash loss of $1.2 million, on the interest rate swap agreement designated as a cash flow hedge for the Company’s Senior Debt Credit Facility described in Note 10 to the interim financial statements. The Senior Debt Credit Facility was refinanced on March 6, 2002. As a result of the refinancing, the Company recorded a charge of $1.2 million for unrealized interest expense that had been accounted for as a component of “Other Comprehensive Income” a stockholders’ equity account included on the accompanying Balance Sheet.

     During the nine months ended September 30, 2002, the Company recorded a loss of $1.1 million for an other-than-temporary decline in the value of a nonmarketable equity investment. The investment was determined to be impaired by management after consideration of recent equity transactions by the investee.

     During the nine months ended September 30, 2002, the Company wrote-off $0.2 million for the net unamortized debt issue costs related to the retirement of $5.0 million of the Company’s 9.5% senior notes.

     Interest expense was $3.4 million and $5.9 million for the quarters ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, interest expense was $12.6 million and $19.3 million, respectively. The decrease is principally due to lower interest rates as a result of the refinancing of the senior credit facility in March 2002 and the continued pay down of total debt facilities by the Company over the preceding twelve months. Investment income was $35 thousand and $0.2 million, for the quarters ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, interest income was $0.1 million and $0.9 million, respectively.

     Minority interest in gain of subsidiary of $0.6 million and $0.3 million for the quarter and nine months ended September 30, 2001, respectively, represents the unaffiliated investors’ share of infoUSA.com’s net gain for the period then ended.

Income taxes

     A provision for income taxes of $10.7 million and $8.9 million was recorded for the nine months ended September 30, 2002 and 2001, respectively. The decrease in the Company’s effective tax rate to 38% in 2002 from 67% in 2001 is the result of two factors. First, the Company’s 2001 net income did not include any deferred tax benefits related to operating losses of its former subsidiary infoUSA.com due to uncertainties surrounding the recoverability of these deferred tax assets. infoUSA.com was not previously included in the Company’s consolidated Federal income tax return. Second, the Company’s pre-tax book income for the fiscal year 2001 included nondeductible amortization expense of $16.5 million for goodwill and intangible assets with indefinite lives. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortizing these assets for financial reporting purposes and consequently, the amortization expense for those assets does not affect either book or taxable income in 2002.

Extraordinary item, net of tax

     On March 6, 2002, the Company refinanced its senior debt credit facility administered by Deutsche Bank with a new facility administered by Bank of America Securities, LLC. On March 6, 2002, the Company recorded an extraordinary item of $1.8 million, net of income tax benefit of $1.1 million, for the net unamortized debt issue costs related to the senior debt credit facility with Deutsche Bank.

EBITDA, as adjusted

     The Company’s EBITDA, as adjusted was $20.9 million, or 27% of net sales for the quarter ended September 30, 2002, and $20.1 million, or 29% of net sales for the same period in 2001. For the nine months ended September 30, 2002, the Company’s EBITDA, as adjusted was $64.0 million, or 28% of net sales, compared to $68.4 million, or 32% of net sales for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

General information:

     During 1999 in conjunction with the acquisition of Donnelley Marketing, the Company negotiated a credit arrangement with Deutsche Bank. On March 6, 2002, the Company refinanced the senior debt credit facility administered by Deutsche Bank with a new facility administered by Bank of America Securities, LLC. Under the refinanced Senior Secured Credit facility, the payment terms of the Term Loans A and B were changed such that the total debt will be due in March 2006. Available borrowings under the new Senior Secured Credit facility are $47.0 million for Term A with a maturity of 3 years, $45.0 million for Term B with a maturity of 4 years and $18.0 million under a Revolving Credit Facility with a maturity of 3 years. As of September 30, 2002, the Company had no borrowings under the Revolving Credit Facility, with the exception of two outstanding letters of credit totaling $5.9 million reducing the availability under the Revolving Credit Facility to $12.1 million.

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

Consolidated Statements of Cash Flows Information:

     As of September 30, 2002, the Company’s principal sources of liquidity included $12.1 million available under the Revolving Credit Facility described above. As of September 30, 2002, the Company had a working capital deficit of $11.6 million.

     Net cash provided by operating activities during the nine months ended September 30, 2002, totaled $35.6 million compared to $34.3 million during the same period of 2001.

     During the nine months ended September 30, 2002, the Company spent $2.5 million for additions of property and equipment, $1.8 million related to software and database development costs and $27.2 million on the repayment of long-term debt, which included voluntary prepayments totaling $10.6 million on its senior debt credit facility and the repurchase of $5.0 million of 9.5% Senior Notes on the open market.

     During the nine months ended September 30, 2002, the Company spent $5.6 million for acquisitions of businesses. The Company purchased certain assets and assumed certain liabilities related to the email list business of Doubleclick, Inc. in March 2002 for $2.0 million, purchased certain assets and assumed certain liabilities of Key Concepts, Inc. in April 2002, purchased certain assets and assumed certain liabilities of Hill-Donnelly in June 2002 for $1.8 million and purchased certain assets and assumed certain liabilities of City Publishing Company in September 2002 for $1.6 million. In addition, the Company incurred acquisition costs totaling $0.9 million in connection with the purchase of these businesses that were capitalized as part of the purchase price of these businesses.

Consolidated Balance Sheet Information:

     Trade accounts receivable decreased from $44.9 million at December 31, 2001 to $40.6 million at September 30, 2002. The days sales outstanding (“DSO”) ratio for the nine months ended September 30, 2002 was 48 days compared to 63 days for the same period of 2001. The decrease reflects the Company’s continued commitment towards the maintenance of stringent credit and collection practices.

     List brokerage trade accounts receivable increased from $17.0 million at December 31, 2001 to $21.4 million at September 30, 2002. List brokerage trade accounts payable increased from $15.0 million to $17.5 million for the same period ends. The increase in both accounts is principally due to the acquisition of the DoubleClick email list business in March 2002.

     Accounts payable increased from $7.8 million at December 31, 2001 to $11.4 million at September 30, 2002. The increase is due to the acquisition of various companies during 2002 as previously described and payment timing differences related to various operating expenses.

     Accrued expenses decreased from $9.2 million at December 31, 2001 to $5.0 million at September 30, 2002. The decrease is principally due to a reduction of $3.3 million for prepaid employer 401(k) expenses.

     Long term debt decreased from $205.9 million at December 31, 2001 to $172.4 million at September 30, 2002. The Company made repayments on long-term debt totaling $27.2 million during the nine months ended September 30, 2002.

NEW ACCOUNTING STANDARDS

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

     Goodwill and intangible assets with indefinite lives that result from acquisitions of businesses and minority interests after June 30, 2001, are not subject to amortization under the provisions of SFAS 142. The provisions of this statement are fully effective for fiscal years beginning after December 15, 2001, so the Company adopted the provisions of SFAS 142 in the financial statements for the nine months ended September 30, 2002. Beginning January 1, 2002, the Company ceased the amortization of goodwill, the result of which is no further expense for the amortization of these intangible assets in 2002 and future years. Amortization expense for goodwill and intangible assets with indefinite lives was $16.5 million for the full year 2001, compared to total intangible asset amortization of $30.3 million for the full year 2001. In accordance with SFAS 142, the Company is required to perform an initial impairment test of goodwill in 2002 and update the impairment test annually. The Company has completed the initial valuation of the goodwill and other intangible assets required by FASB 142 for impairment testing and concluded that no impairment exists.

     In October 2001, the Financial Accounting Standards Board also issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. Therefore, the Company adopted the provisions of SFAS No. 144 in its financial statements for the nine months ended September 30, 2002. Management does not expect the adoption of this statement to significantly impact the consolidated financial statements.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The provisions of this statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. Upon adoption of this statement, the Company will reclassify the 2002 loss on extinguishment of debt of $1.8 million, net of tax, from an extraordinary item to other income and expenses.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that exit cost liabilities (including severance) be recognized when incurred. This is a change from current practice whereby exit cost liabilities are recognized when an organization commits to a plan of restructuring. Consequently, SFAS 146 is expected to impact the timing of restructuring costs that may occur with workforce reductions and other exit plans initiated after December 31, 2002.

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

     As of September 30, 2002, we had total indebtedness of approximately $198.8 million, including $101.0 million of Notes under an indenture (the “Indenture”) and $79.5 million under a Senior Secured Credit Agreement. Substantially all of our assets are pledged as security under the terms of the Credit Agreement. The indebtedness under the Credit Agreement was refinanced March 6, 2002 and originally incurred in connection with our acquisition of Donnelley Marketing in 1999. Our ability to pay principal and interest on the Notes issued under the Indenture and the indebtedness under the Credit Agreement and to satisfy our other debt obligations will depend upon our future operating performance. Our performance will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. The future availability of revolving credit under the Credit Agreement will depend on, among other things, our ability to meet certain specified financial ratios and maintenance tests. We expect that our operating cash flow should be sufficient to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due. If we are unable to service our indebtedness, however, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the Notes issued under the Indenture and the Credit Agreement) or seeking additional equity capital. We may not be able to implement any such measures or obtain additional financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not exposed to significant future earnings or cash flow exposures from changes in interest rates on long-term debt as a significant portion of the Company’s debt is at fixed interest rates and the Company has entered into long-term interest rate swap agreements to reduce the potential impact of changes in interest rates on floating rate debt. However, the long-term interest rate swap agreement expired in September 2002 and the Company will be exposed to future earnings or cash flow exposures due to changes in interest rates on $79.5 million of floating rate debt outstanding on the Senior Credit Facility described in Footnote 9. The Company is not exposed to material future earnings or cash flow exposures from fluctuations in foreign currency exchange rates as operating results related to foreign operations are not material.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c) and Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002 in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

infoUSA INC.
FORM 10-Q

FOR THE QUARTER ENDED

SEPTEMBER 30, 2002

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

infoUSA INC.

Date: November 14, 2002	/s/ STORMY L. DEAN Stormy L. Dean, Chief Financial Officer (principal financial officer)

I, Stormy L. Dean, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2002 of infoUSA Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ STORMY L. DEAN Stormy L. Dean Chief Financial Officer

I, Vinod Gupta, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2002 of infoUSA Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ VINOD GUPTA Vinod Gupta Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

99.1	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.2	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith