Form 10-K
period 2002-12-31
INFOUSA INC
filed 2003-03-20
CIK 879437

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from to Commission file number: 19598

infoUSA INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0751545 (I.R.S. Employer Identification No.)

5711 South 86th Circle, Omaha, Nebraska 68127
(Address of principal executive offices)

(402) 593-4500
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.0025 par value
Series A Preferred Share Purchase Rights
9 1/2% Senior Subordinated Notes due 2008

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Act). Yes [X] No [   ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

Approximately $119 million as of June 30, 2002

     As of March 5, 2003 the registrant had outstanding 51,165,410 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 2003, which will be filed within 120 days of the end of fiscal year 2002, are incorporated into Part III hereof by reference.

PART I

     This Annual Report on Form 10-K, the documents incorporated by reference into the Company’s Annual Report to shareholders, and press releases (as well as oral statements and other written statements made or to be made by the Company) contain forward-looking statements that are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements related to potential future acquisitions and our strategy and plans for our business contained in Item 1 “Business,” Item 2 “Properties,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Annual Report. Such forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth in this Annual Report under “Factors That May Affect Operating Results,” as well as those noted in the documents incorporated by reference into this Annual Report. You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date on which they were made. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. Business

     Company Profile

     infoUSA Inc. (the “Company” or “infoUSA”) creates the finest proprietary databases of nearly 14 million businesses and 220 million consumers in the United States and Canada compiled and updated under one roof in Omaha, Nebraska. These databases are compiled from thousands of public sources. We believe our databases are the most content rich in the industry. In order to improve the quality of our databases, we make over 17 million phone calls per year to gather additional content and verify existing information. We maintain a staff of approximately 500 full-time employees in Omaha to manage the database. The data content changes by nearly 70 percent every year, which includes change of address, phone number, SIC code and other data within a record. Customers return to us to purchase updated products to continually update their databases. Recurring revenue is a major component of our revenue and accounts for approximately two-thirds of our annual sales.

     More than 4 million customers have used our information in the form of sales leads, prospect lists, mailing labels, printed directories, 3 x 5 cards, computer diskettes, business credit reports, consumer products and on the Internet. Our information is used by businesses for sales leads, mailing lists, credit decisions, market research, competitive analysis and managing vendor relationships. Consumers use our information for travel planning, job searches, and due diligence among other things. During 2001 and 2002, the Company launched two new proprietary technologies, infoConnectDM ONE PASS and Customer Analyzer and Prospect BuilderTM. infoConnectDM ONE PASS is an Internet driven data hygiene and enhancement software that was developed to cleanse our customer’s house files by matching their databases against our databases online. Customer Analyzer and Prospect BuilderTM analyzes the customer base of our clients and delivers prospects that have similar characteristics. infoUSA is the industry’s dominant provider of both business and consumer information, offering databases of 220 million consumers and 14 million businesses for endless customer applications.

Business Strategy

     There are approximately 14 million businesses in the United States and Canada. All of these businesses are looking for cost effective solutions to find new customers and increase their sales, especially during the slow economy.

     Our goal is to be the leader in proprietary databases of businesses and consumers in the United States and Canada, and to produce innovative products and services that meet the needs of these 14 million businesses for finding new prospects and increasing their sales. The information provided by our databases is integral to the decision-making process for businesses. Our organization is divided into three distinct groups: Database Compilation and Update Group, Small & Medium Business Group and Large Business Customer Group. Additionally, we utilize the Internet for distribution of our proprietary content and business credit reports. We believe the Internet complements our core business and in the future will be a dominant distribution channel. This expands our marketplace by allowing small businesses and consumers worldwide to access our databases and to purchase information with more frequency.

     The Company’s introduction of infoConnect and Customer Analyzer and Prospect Builder is targeted toward salespeople and small business owners. These Internet based technologies will help to find new prospects and grow sales at a fraction of the cost of existing prospecting methods, such as trade shows, print advertising, billboards and television and radio advertising.

     Database Compilation and Update Group

     In 2002 we focused on creating the freshest, most up-to-date information, while expanding our core coverage and adding depth to our proprietary databases. We believe that we are the premier provider of databases of both businesses and consumers compiled and updated under one roof. We use thousands of sources and hundreds of proprietary processes developed over the last thirty years to compile and enhance our databases. We employ nearly 500 people, and spend over $50 million annually to create, maintain, enhance and deliver our databases.

     Business Database. Our proprietary business database contains information on nearly 14 million businesses in the United States and Canada. The database contains a wealth of information about businesses such as: name, address, phone number, SIC codes, number of employees, business owner and key executive names, credit score and sales volume. We also provide fax and toll free numbers, website addresses, headline news, and public filings including liens, judgments and bankruptcies. Our data can be categorized in various segments such as Small Business Owners, Executives at Home, Big Businesses and their Corporate Affiliations, Growing Businesses, and Female Business Owners. Additionally, vertical industry data segments are created such as Physicians and Surgeons, Schools, Restaurants, Places of Interest, Churches, and Government Offices.

     We compile the business information from over 15,000 sources. Sources such as the yellow pages are used to identify businesses for inclusion in the database. As an innovative industry leader in database compilation, we now include utility service connects and disconnects in our database. This information allows us to provide our customers with the freshest, most accurate data available in the industry, as we are now able to identify new and out of business records much more quickly. Other sources, such as primary telephone research surveys, are used to enhance the database with key data elements like names of executives, primary SIC code, number of employees, fax numbers and Internet addresses. Additional sources, such as annual reports, SEC filings and public filings, are used to update the database with liens, judgments, bankruptcies, headline news, commercial debtor data, changes in leadership, address changes, corporate affiliation changes, and the like. In addition, we use information licensed from the United States Postal Service’s National Change of Address (NCOA) and Delivery Sequence File (DSF) to update and maintain our business database. Accuracy is the most important characteristic of any database and our database is approximately 95% accurate at any given time. This is the highest degree of accuracy in the industry.

     Consumer Database. With the acquisition of Donnelley Marketing, we gained over 85 years of consumer database compilation technology and proprietary models. We built upon this foundation to create the most comprehensive and accurate consumer database in the industry. Key elements in our database include name, address, phone number, age, income, marital status, presence of children, active bank card, religion, ethnicity, dwelling type and size, home value, length of residence, vehicle data, and dozens of self-reported behavioral and lifestyle elements.

     The foundation of the consumer database begins with the compilation of all households listed in telephone directories and other public sources such as real estate records. This core data source is compiled with the highest accuracy standards in the industry. The white page file is then enhanced with nearly 2 billion records from public sources and proprietary third parties to add individuals not listed in the telephone directories and to further enhance the records with demographic and psychographic data required to segment consumer prospects. In addition, our investment into a new, nationwide source of utility new connects and disconnects allowed us to identify new movers and homeowners as they transact with utility services and to update our core consumer file with the most recent information available. The end result is a database of 220 million consumers, 115 million households, and 55 million homeowners. In addition, we offer other specialty consumer files including: New Homeowners, New Movers, Occupant Addresses, Bankruptcies, Tax Liens and Judgments.

     Our e-Shareforce database is comprised of self-reported psychographic and demographic information collected via electronic surveys over the Internet. Information obtained through the Internet is timely, less expensive and the respondents have all provided the information voluntarily. Respondents to the e-survey provide information regarding purchase intention and habits, lifestyle characteristics and product usage. The e-Shareforce database consists of over 13 million households. Our marketing material has expanded our e-Shareforce brand to include many of our other business and consumer niche databases as well.

     Our Mastermatch file is the largest, most comprehensive multi-sourced consumer enhancement tool for appending consumer data to our client’s customer databases at both a household and individual level. This database allows customers to achieve the highest match rates possible for database enhancement purposes.

     Email Marketing. In 2002, we made great strides in the collection and acquisition of opt-in business and consumer email addresses. We now offer a file of over 40 million consumer emails and 1.2 million business emails with postal addresses that are available for email marketing and email append applications. We have matched the emails to the demographic and firmographic information in our proprietary databases, to create highly targeted niches for email marketing.

     Products and Services Derived from the Database

     We create many products and services from our database to meet the needs of millions of potential customers. From our databases of 14 million businesses in the United States and Canada and 220 million consumers in the United States we produce products such as prospect lists, mailing labels, 3 x 5 cards, diskettes, printed directories, consumer products, business credit reports, and many other products and services. We also offer our information on the Internet through our various websites, such as infoUSA.com, BusinessCreditUSA.com, CityDirectory.com, Drlists.com, referenceUSA.com, newleadsUSA.com and autolistsUSA.com. Our products and data processing services are used by clients identifying and qualifying prospective customers, initiating direct mail campaigns, telemarketing, analyzing and assessing market potential, monitoring the effectiveness of marketing efforts and surveying competitive markets in order to find new customers and increase their sales at low costs. We are organized around two main customer groups: the Small & Medium Business Group and the Large Business Customers Group. Our products and services are designed for the unique needs of each group.

     Our Customers and Potential Markets

     Small & Medium Business Group

     Approximately 60% of all businesses are small companies with less than 5 employees. Small businesses are the lifeblood of our company and are often ignored by our competitors. We dedicated this division to meet the unique sales and marketing needs of small- and medium-sized businesses, including small office and home office businesses, and aspiring entrepreneurs. This market holds about 6 million potential prospects for infoUSA. Our products and services are used to find new customers, analyze current customers, research new markets and verify business information. Our database changes by nearly 70% annually. As a result, our customers have a great need for current information . Our Small & Medium Business Group offers sales leads and mailing lists in the following formats:

     Printed Prospect Lists, Mailing Labels, and Sales Lead Cards. The Company’s database can be “sliced and diced” to create customized sales lead and mailing lists for our customers. Our small business consultants work with a business to select the right criteria such as geography, type of business and size of business to generate the most revenue. The custom list can then be delivered in printed format, put on mailing labels or provided on 3 x 5 index cards.

     Diskette / CD / DVD Products. Many businesses prefer the flexibility of getting their list electronically so they can import the data into any software application. Customers have the flexibility of ordering their list on disk, DVD, CD, or downloading it from an FTP site.

     Sales Leads on the Internet. Our customers can buy all of our databases on the Internet at infoUSA.com, 24 hours a day, 7 days a week. Our site allows businesses to search our database by any number of variables, retrieve a count of the number of businesses in a particular market, or obtain a credit report on a particular company.

     Business-to-Business Sales & Marketing Directories — Printed, CD-ROM and Internet access. The Company offers a variety of titles: US Business Directory, State Business Directories, Big Business Directory, Manufacturers Directory, 575,000 Physicians and Surgeons, Households USA, and Entrepreneurs Directory. Each printed directory is bundled with a CD-ROM or DVD and allows for access to the information on the Internet, for one low price. Our customers use the directories for lead generation, telemarketing and reference purposes.

     Business Credit Directories and Reports. Our business credit directories include a printed directory bundled with a CD-ROM or DVD and access to Business Credit Reports on BusinessCreditUSA.com. The product is used by customers for making credit decisions, verifying company information, assisting in collection support, and identifying potential new customers. Customers can purchase individual business credit reports for $5 from the Internet or they may select a subscription based plan.

     Customer Analyzer and Prospect Builder. Our research and development efforts over the last two years are now bearing fruit. On infoUSA.com we offer small businesses an easy and affordable way to analyze their current customers.

     We find the common qualities and then locate prospects that match these characteristics. The biggest challenge of most small businesses is finding the right new prospects. Our tool makes it fast and simple. Small businesses that can’t afford the luxury of high-dollar research and weeks of analysis can now go online and have a list of prospects in less than an hour.

     Polk Directories. Since 1870, The Polk City Directory® has been the trusted brand for providing residential, demographic, and business data information to small and medium businesses across the United States. Annually, over 900 versions of the directory are produced and delivered in hard cover book and CD-ROM format. Sales of these products are generated from the 200 plus field sales representatives, 20 plus telemarketing sales representatives, and on-going direct mail programs. Polk Directories’ 110,000 customers cover a wide range of industries including service, financial, and retail businesses.

•	The Polk City Directory® consists of seven directories in one, designed to help businesses save time by planning sales calls efficiently, saving money by reducing undeliverable mail, and increasing sales by identifying prospects.

•	InfoTYME®, our CD-ROM version of The Polk City Directory®, allows the customer to quickly search and select prospects, download prospect records into other applications for lead generation programs, and produce labels for telemarketing or direct mail campaigns.

     infoUSA acquired Polk Directories in the fourth quarter of 2001. Polk Directories provides us with another major channel for the sales and distribution of related infoUSA directory and list services products. We plan to offer Internet access and more directories in more cities to our subscribers.

     Hill-Donnelly Directories. During 2002, infoUSA acquired Hill-Donnelly, the nation’s original publisher of Cross-Reference Directories. Hill-Donnelly, founded in 1917, offers Cross-Reference Directories in over 300 metro markets totaling more than 40 million listings. Cross-Reference Directories may be searched by telephone number or by street address (e.g. cross-reference directories).

     Consumer & Small Office -Home Office Markets Products. The Company’s CD-ROM Retail division includes popular business and consumer titles such as Select Phone, PowerFinder, Directory Assistance USA, Caller ID, Yellow Pages USA, Streets USA and Business Credit Ratings USA. These products are sold at over 5,000 retail outlets in North America, including Office Depot, Staples, CompUSA, Fry’s Electronics, Electronics Boutique, Micro Center and Future Shop. Consumers and small business owners use these products to develop targeted direct mail campaigns, directory assistance, job search, travel planning, sales leads and general reference purposes. The retail products come in the form of a DVD/CD and are currently priced between $9.95 and $119.00.

     The retail channel is an excellent vehicle to build awareness and sales of infoUSA products. These retail products encourage a one-time purchase with the goal of registering the customer for an annual subscription. It is also an excellent way to cross-sell the many other InfoUSA products and services.

     Large Business Customer Group

     Our Large Business Customer Group is comprised of Donnelley Marketing, Walter Karl and the infoUSA Database Licensing Group.

     Donnelley Marketing is one of the nation’s leading direct marketing solution providers, targeting medium and large size firms where quality data and customer service count. Our mission is to help businesses find new customers, grow their sales, reduce selling costs and become more profitable. Donnelley’s reputation has been built by delivering consistent results to clients for 85 years.

     Donnelley Marketing serves a variety of industries including traditional direct marketers, packaged goods, retailers, financial institutions, telecommunications, utilities, technology, fund raising, automotive and catalog companies. Donnelley Marketing maintains over 300 marketing databases, processes over 50 billion records annually, creates 200 custom models each year and delivers personalized care to more than 2,000 customers.

     Our goal in 2002 was to increase client access to our databases and data processing services while reducing turnaround time and lowering costs. We were pleased to increase the revenue of infoConnectTM ONE PASS, which was introduced last year. infoConnectTM ONE PASS is an Internet driven software that performs data cleansing and enhancement services online. In the past, customers sent their tapes to us and we would match those tapes against our databases and send them back to the customers in days or weeks. Now, they can do it online, 24 hours a day, seven days a week. Not only does it save our customers money, but also our fulfillment costs are lower. We are in the process of transitioning our clients to a recurring revenue model through this automated system. This offering is attractive to large, medium and small organizations.

     infoConnectDM ONE PASS provides online, real-time data enhancement and file cleansing access to the following databases:

•	220 Million National Consumer Database — the industry’s largest and most comprehensive consumer database.

•	14 Million National Business Database — the world’s finest business content.

•	15 Million National Privacy Database — provides marketers with the ability to eliminate people who will not respond to their offer.

•	All Major USPS Data Hygiene Databases — Donnelley Marketing licenses all five of the major United State Postal Service data hygiene databases.

     2002 also proved to be a highly successful year for our client marketing database unit. MarketZone Analytics, a closed loop, Internet enabled, fully relational database tool for decision support, campaign management and execution system, was introduced to provided our clients the ability to expertly manage their customer relationships. This new product is an e-CRM (customer relationship management) solution that integrates the entire suite of Donnelley Marketing products to create real-time customer content integration.

     CatalogVisionTM, a division of Donnelley Marketing, has been specializing in the catalog marketing industry for over 30 years serving both business-to-business and consumer direct marketers. CatalogVisionTM clients maximize the return on their promotion dollars through use of our information and processing services. Address integrity and merge/purge toolsets eliminate wasted mailings and optimize postal discounts. Relational marketing database systems enable multichannel contact management and personalization.

     Walter Karl, a division of Donnelley Marketing, provides list brokerage, list management services and an array of database services to a broad range of direct marketing clients. Walter Karl also specializes in email list management and brokerage services for on-line marketers. Our specialized list management services provide a strong revenue base for our customers. In addition, we have our list brokerage business, which recommends and sells specialty lists to a wide range of businesses in many industries.

     The infoUSA Database Licensing Group continued its strategy of working with customers for whom data remains the core foundation of their product or service. The strength of our customers’ products is predicated on the accuracy, timeliness, and relevance of the data that drives it. Our distribution channel of Value Added Resellers and Original Equipment Manufacturers understand that the success and profitability of their service is largely dependent on the integration of infoUSA’s best-in-breed business and consumer information.

     The Database Licensing Group has customers that use the data in a variety of verticals, all which are unique in their integration of the database. In 2002, we re-organized the team to better reflect our customers’ unique needs and to respond to their database concerns. A new layer of account representatives was added to proactively service our customers, and sales employees with specific vertical expertise were deployed in strategic geographic markets. These changes were made to reflect our customer’s distinctive needs, and to gain a better foothold in the Directory Assistance, Risk Management, and CRM marketplaces.

     In 2002 the Database Licensing Group also focused itself on maintaining and expanding its relationships with some of the most recognizable brands in the Internet, including AOL, Yahoo!, and Microsoft. Furthermore, we increased our market share in Directory Assistance, Risk Management, and Navigation spaces.

     Most significant in 2002 was the announcement of our multi-year relationship with the Microsoft Small Business Group. infoUSA has licensed its Business Database for delivery through the Microsoft bCentral online marketplace. Small business users will be able to use infoUSA data through the Microsoft bCentral solution for lead generation, prospect marketing, and sales lead management. Further integration of the infoUSA database suite will occur in the second half of 2003.

     Also of note in 2002 was the Database Licensing Group continued success in the Vehicular Navigation System market. infoUSA has relationships with the OEM providers of navigation systems for select General Motors, Lexis, Mercedes, and Acura vehicles, among others, for access to on-demand point-of-interest (POI) information. The leaders of this market all rely on infoUSA to provide the highest quality POI and emergency services information. When a driver of one of these vehicles search for a gas station, restaurant, or other service, infoUSA data powers the response.

     infoUSA’s databases impact every aspect of our customer’s business. From enterprise partnerships to direct consumer access, infoUSA provides a quality foundation to our partner’s database applications.

     During 2002, infoUSA acquired ClickAction. ClickAction has developed a customer acquisition and retention solution designed for direct marketers, publishers and organizations that want to grow their customer database, develop personalized relationships with these customers and execute more effective email marketing campaigns. ClickAction provides an email marketing solution that expertly combines acquisition and retention strategies along with applied educational programs to deliver high returns on investment and strong overall results.

     Distribution Channels

     We sell our products and services through direct mail, telemarketing and a large team of Account Executives. We also sell through value added resellers and various websites, such as infoUSA.com, ListBazaar.com, CityDirectory.com, ReferenceUSA.com, DirectoriesUSA.com and BusinessCreditUSA.com. Our sales channels vary widely by product line. We currently employ over 650 sales executives who work with our customers.

     Internet Strategy

     The Company views the Internet as a dominant and important distribution channel for its information in the future. As the owner of the databases, infoUSA is uniquely able to use its content to exploit this channel. We use many website addresses to sell our products and services: infoUSA.com, ListBazaar.com, CityDirectory.com, ReferenceUSA.com, DirectoriesUSA.com and BusinessCreditUSA.com to name a few.

     infoUSA.com is actively making all of its content available via internet. To date, the following databases are available: 14 million business database, 115 million households database, doctors and dentists database, monthly new business database and new home owners and new movers database.

     During 2002, the Company launched a revolutionary software called Customer Analyzer and Prospect BuilderTM. This Internet based tool will help small business owners and salespeople find prospects just like their current customers. This proprietary software developed by the Company takes the guesswork out of finding new prospects. Our client sends the phone numbers of its existing customers to the Customer Analyzer and Prospect BuilderTM software. The software matches the phone numbers of the customers to infoUSA’s business database of 14 million businesses and 220 million consumers. The business customers are analyzed by modeling software that takes into account number of employees, sales volume, credit rating code, years in business etc. The consumer customers are analyzed by such factors as age, income, home value and other characteristics. At the completion of the analysis the customer can see their prospects on the Internet and choose prospective customers by any zip code, city, state or county. They can preview the names and cherry pick only the prospects they want and save the rest for later. The software also suppresses their existing customers.

     infoConnectDM ONE PASS is a state-of-the-art, scalable, on-line, real-time system enabling clients to integrate data from multiple touch points across their enterprise. infoConnect presents an evolution in customer integration and sets a new standard in delivering speed, accuracy, and customer information management.

     We have websites for all our divisions to sell their products and the products of other divisions on the Internet. We are sending approximately 4 million e-mails per month to advertise our web sites.

     We have advanced our development as e-infomediary by using the Internet as a valuable tool for data compilation as well as distribution. We have introduced Internet opt-in consumer surveys, where consumers can volunteer lifestyle and buyer behavior that can be used to assist web marketers in targeting advertising to best meet their needs. The opt-in feature also allows us to match online and offline data to form a complete profile of consumer purchase intentions and decisions. This self-reported survey information can be obtained on the Internet with more speed, greater accuracy and at lower cost than mail-based surveys. In this way, we intend to use the Internet to increase productivity, reduce data compilation costs and obtain more relevant real-time information in the database. As with the consumer surveys, we are adding self-reported options to the infoUSA.com site in order to enhance our database with more unique and valuable information. For example, businesses will be able to update their own database information online, adding content such as names, titles and e-mail addresses of executives, as well as other demographics.

     Computer Operations and Database Protection

     The Company currently operates four interdependent data centers located in Omaha, Nebraska; Papillion, Nebraska; Carter Lake, Iowa; and Greenwich, Connecticut. Together these sites host the core product offerings that are infoUSA. The Company contracts all mainframe data processing functions through (i)Structure, a subsidiary of Level3, headquartered in Omaha, Nebraska.

     The Company’s current initiative is the construction of an N+1 central data center in Carter Lake, Iowa resulting in the elimination of the Greenwich, Connecticut data center. This initiative is expected to consolidate select hardware and services into a protected facility providing fault tolerance and greater control over business operations and business resumption. Business continuity will be assured through our use of the enhanced Carter Lake facility and the remaining Ralston and Papillion data center locations along with our partnered mainframe processor (i)Structure.

     Given the new initiative, with minimal effort the Company will be able to reestablish administrative functions, sales and marketing operations, data delivery and limited product order fulfillment at any combination of the unaffected data center locations.

     Currently, the Omaha Data Center supports our sales order entry systems, contact management system, several Internet website systems, electronic data delivery systems, company enterprise systems (e.g. email, file/print servers) and accounting systems.

•	Sales Order Entry and accounting systems run on an IBM AS/400 model 820 P30 Series and two SUN UNIX machines. Contact Management is loaded on a SUN E3500 system.

•	The Internet websites reside on approximately 18 SUN E420-E250-E220 model servers and 13 DELL 2650 and 4600 servers.

•	Electronic data delivery systems run on 5 SUN units — 3 E4500’s, 2 E3500’s and 1 SUN E6000 server.

•	Enterprise systems are driven by DELL 6600 servers running Microsoft NT.

•	This center is also the central node for the Local and Wide Area Network connectivity for desktop computers and application servers. Data communications have been enhanced by the installation of the Qwest Self Healing Network Service.

•	WAN connectivity is achieved through 6 Meg of X.25 FRAME service.

•	Data connectivity is facilitated through an ATM OC3 pipe integrated in our OC48 Self Healing Network between the Omaha — Papillion — Carter Lake facilities. Internet access is established through Tier 1 services of AT&T and Qwest at 12 Megs each.

•	This center also houses a Nortel Option 81C PBX for telephone and ACD Sales call center services within the facility. WorldCom and Qwest provide primary long distance and local dial tone service over the Self Healing Network.

•	The Omaha data center is protected by a chemical fire suppression system and a battery UPS backup system. Business and financial data is backed up daily and transferred to an off-site storage facility.

     Our Papillion Data Center contains the data compilation systems, enterprise support systems, and software development platforms.

•	The business database compilation process operates on an IBM AS/400 Model 640 P40 Series 4-Way in conjunction with 5 SUN units, 3 ULTRA 60 and 2 ULTRA 5 systems to support the Davox predictive dialing program.

•	Software development and testing is done on a mixture of three other IBM AS/400s, a Model640 P40, a Model 530 P40, and a Model S20 P10.

•	The consumer database compilation process utilizes several DELL servers running Microsoft Windows 2000. Enterprise systems are run on large-scale servers running Microsoft NT.

•	Network services to desktop computers and terminals and other data centers are supported in this center.

•	Like the Omaha center, this center also contains a Nortel Option 81C PBX with dial tone services provided by WorldCom and Qwest across the Self Healing Network.

•	A chemical fire suppression system, UPS battery backup system, and a diesel generator insure protected operations at the Papillion center. Critical data is backed up daily and stored off-site. This facility is staffed with a team of over 80 Information Technology professionals.

     The Carter Lake Data Center is home to the business and consumer order fulfillment systems.

•	An IBM AS/400 model 740 P50 Series 8-Way, a myriad of DELL servers running Microsoft Windows NT and SUN E3500 and 250 systems, provide order fulfillment services.

•	Various high-end printers, CDROM, magnetic tape, and diskette devices are used to produce the customer’s product.

•	A Nortel Option 11C PBX provides facility telephone services. All communications, data and voice ride the Self Healing Network.

•	The Carter Lake center is protected by a chemical fire suppression system and an UPS battery backup system. Data is backed up daily and stored off-site. This facility is staffed by 20 production, operations, and shipping professionals.

     The Greenwich data center supports Donnelley Marketing for the receipt of customer files and the creation of all customer outputs. Donnelley Marketing has entered into a computer services agreement with (i)Structure to outsource all of its mainframe processing. (i)Structure provides Donnelley a secure processing environment and state-of-the-art facilities infrastructure with a dedicated mainframe, disk storage, and a combination of virtual, silo, and manual tape. (i)Structure is considered one of the premier mainframe outsourcers in the industry. They focus heavily on providing superior customer service and maintaining a high level of security. This relationship will transition to the new Carter Lake facility.

     Mainframe hardware at the Greenwich Data Center utilized for customer file processing is connected to (i)Structure via multiple high speed DS3 data circuits employing CNT channel extender technology. Heavy emphasis is placed on quick turnaround, while maintaining a high level of quality control, to ensure that customer needs are being met.

     All product and service fulfillment processes, procedures and hardware utilized at the Greenwich data center have been identified. The best of these identified elements will be brought to Carter Lake and integrated ensuring a seamless transition of products and services.

•	The Greenwich Data Center houses eight midrange UNIX Servers, five midrange OpenVMS Servers, multiple high-end NT Servers, and a large PC/LAN Network.

•	A Nortel Option 61C PBX provides telephone services for the facility. The facility also maintains direct connectivity to the Internet via UUNet and a WAN connection to all other Company computer facilities.

•	All midrange and mainframe class computers are used to service direct marketing needs to large and mid-sized clients, many in the Fortune 500 marketplace. The mainframe is used in every aspect of direct marketing computer services while the mid-range systems are used in a client server or three tiered architecture to house relational database marketing files.

•	The Greenwich data center is protected by a chemical fire suppression system, a UPS battery backup system and a diesel generator. Data is backed up daily and stored off-site.

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

     Competition

     The business and consumer marketing information industry is highly competitive. We believe that competition in our industry is based on the quality and comprehensiveness of the information provided, the ability to deliver the information in products and formats that the customer needs, the distribution channel and to a lesser extent, on the pricing of information products and services. We also believe that the ability to provide proprietary consumer and business databases along with data processing and database marketing services is a key competitive advantage. A number of competitors are active in specific aspects of our business. In business sales lead products and credit report market, we face competition primarily from D & B (e.g. Dun & Bradstreet). D & B relies upon information compiled from its credit database. In consumer sales lead products, we compete primarily with Acxiom, Experian, Equifax and Harte-Hanks Data Technologies, both directly and through reseller networks. In data processing services, we compete primarily with Acxiom, Experian and Harte-Hanks Data Technologies.

     Employees

     As of December 31, 2002, we employed a total of 2,000 people on a full-time basis. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

     Executive Officers of the Registrant

     The current executive officers of the Company are as follows:

Name	Age	Position

Vinod Gupta	56	Chairman of the Board and Chief Executive Officer
Stormy L. Dean	45	Chief Financial Officer
Scott C. Roberts	37	Corporate Controller
Fred Vakili	49	Executive Vice President of Administration and Chief Administrative Officer
Ray Butkus	51	President, Donnelley Marketing
Allen F. Ambrosino	59	Executive Vice President, Business Development & Cross Selling Opportunities
D. Joseph Thayer	36	President, Small Business Group
Monica Messer	40	Chief Operations Officer, Database Compilation and Technology Group
Edward C. Mallin	53	President, Walter Karl

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

     Stormy L.Dean has served as Chief Financial Officer since January 2000. He served as the Corporate Controller from September 1998 until January 2000 and as the acting Chief Financial Officer from January 1999 to August 1999. From August 1995 to September 1998, Mr. Dean served as the Company’s Tax Director. Prior to that, Mr. Dean worked in the Tax Department of Peter Kiewit Sons Inc., a construction and telecommunications company, from January 1990 until joining the Company in August 1995. Mr. Dean holds a B.S. in Accounting from the University of Nebraska at Omaha, an M.B.A from the University of Nebraska at Omaha, and a Certified Public Accountant certificate.

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

     Fred Vakili has served as Executive Vice President of Administration and Chief Administrative Officer since August 1998. Mr. Vakili served as Senior Vice President of Special Projects from October 1997 to August 1998, as Senior Vice President of Value Added-Resellers Group and Canada Operations from May 1987 to October 1997, and as Senior Vice President of various Company divisions from 1985 to 1987. Mr. Vakili joined the Company in 1985 as the Product Manager for the Directory Group. Mr. Vakili holds a B.S. in Industrial Engineering and Management from Iowa State University.

     Ray Butkus has served as President of Donnelley Marketing since December 2002. Mr. Butkus previously served as President and Chief Operating Officer of Naviant Marketing Solutions from early 1999 until the successful merger of the Company in late 2001. Mr. Butkus was the Vice President and General Manager for IntelliQuest’s IQ2.Net division from January 1998 through August 1999. Mr. Butkus was President and Chief Operating Officer of GEN Logistics Systems, a start-up Cyberspace venture providing information services to the transportation industry, from 1996 to 1997. Mr. Butkus worked for AT&T from 1976 to 1996, most recently as Sales Vice President, where he was responsible for a 700 person sales force and $650 million in annual revenues. Mr. Butkus holds a B.S. in Business Management from Providence College. Mr. Butkus also holds a MBA from the University of Puget Sound and is a graduate of Harvard Business School’s Advanced Management Program.

     Allen F. Ambrosino has served as Executive Vice President of Business Development & Cross Selling Opportunities since December 2002. Mr. Ambrosino served as President of Donnelley Marketing from September 2000 to December 2002, as Executive Vice President of Donnelley Marketing from July 1999 to September 2000, and as President of Database America (DBA) from November 1991 to July 1999. The Company acquired DBA in February 1997. Mr. Ambrosino holds a B.S. in Business Administration from Fairleigh Dickinson University.

     D.  Joseph Thayer has served as President of the Small Business Group since May 1999, as Senior Vice President from October 1997 to May 1999, and as a Vice President and General Manager since joining the Company in 1993. Prior to that, Mr. Thayer worked for US West, Inc., and as a legislative aide in the U.S. House of Representatives. Mr. Thayer holds a B.A. in Political Science from the University of Nebraska, and an M.B.A. from Auburn University.

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

     Website Information

     The Company has a website at www.infousa.com. Contents of the website are not part of, or incorporated by this reference, into this Annual Report.

     Since November 15, 2002, the Company has made available on its website all annual and quarterly reports, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company has filed such material with, or furnished it to, the SEC.

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

     In addition, we lease a 69,000 square foot facility in Greenwich, Connecticut which lease expires in October 2003. The Greenwich, Connecticut facility houses various Donnelley Marketing sales and operations functions, and serves as one of our data centers. Donnelley Marketing also leases a 60,000 square foot facility in Ames, Iowa, which houses consumer database and client services operations. Donnelley Marketing is currently headquartered in Omaha, Nebraska. We also lease sales office space at approximately 45 different locations in the United States, Canada and the United Kingdom, the aggregate rental obligations of which are not significant.

ITEM 3. Legal Proceedings

     During 2002, the Company settled legal issues totaling $0.4 million in connection with the settlement of two contractual disputes. There are no material pending legal or governmental proceedings involving the Company, other than ordinary routine litigation, incidental to the business of the Company.

ITEM 4. Submission of Matters to a Vote of Securityholders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this 2002 Annual Report on Form 10-K.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     Our Common Stock, $0.0025 par value, is traded on the NASDAQ National Market System under the symbol “IUSA:.

     The following table sets forth the high and low closing sales prices for our Common Stock during each quarter of 2002 and 2001.

COMMON STOCK

	High	Low

2002
Fourth Quarter	$5.14	$2.86
Third Quarter	$5.96	$3.92
Second Quarter	$8.20	$5.47
First Quarter	$8.60	$6.55
2001
Fourth Quarter	$6.94	$4.00
Third Quarter	$6.75	$3.84
Second Quarter	$6.00	$3.95
First Quarter	$5.12	$2.25

     As of March 5, 2003, there were 144 stockholders of record of the Common Stock, and an estimated additional 3,500 stockholders who held beneficial interests in shares of common stock registered in nominee names of banks and brokerage houses.

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

ITEM 6. Selected Consolidated Financial Data

     The following selected consolidated financial data as of the end of, and for each of the years in the five-year period ended December 31, 2002 are derived from the Company’s audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. The Company has made several acquisitions since 1998 that would affect the comparability of historical data. See Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Consolidated Financial Statements as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, are included elsewhere in this Form 10-K.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$302,516	$288,738	$305,668	$265,853	$228,678
Costs and expenses:
Database and production costs	84,710	80,880	101,831	78,644	66,319
Selling, general and administrative	131,985	112,402	149,721	108,435	117,724
Depreciation of operating assets	14,773	17,873	20,005	12,872	9,325
Amortization of intangible assets (1)	13,310	30,254	32,190	22,061	18,147
Impairment of assets (2)	—	—	2,135	5,599	—
Acquisition costs (3)	181	493	2,287	4,166	3,643
Non-cash stock compensation	52	448	3,113	—	—
Restructuring charges (4)	2,531	4,899	5,800	—	2,616
Provision for litigation settlement (5)	417	1,104	—	—	4,500
In-process research and development (6)	—	—	—	—	3,834

Total costs and expenses	247,959	248,353	317,082	231,777	226,108

Operating income (loss)	54,557	40,385	(11,414)	34,076	2,570
Other income (expense):
Investment income	179	953	1,250	14,196	16,628
Interest expense	(16,059)	(25,285)	(26,651)	(18,579)	(9,160)
Minority interest income	—	282	6,294	—	—
Gain on issuance of subsidiary stock (7)	—	—	14,634	8,886	—
Other charges (8)	(2,675)	—	—	—	(2,000)

Income (loss) from continuing operations before income taxes, extraordinary items and cumulative effect of change in accounting principle	36,002	16,335	(15,887)	38,579	8,038
Income tax expense	13,797	11,371	1,320	14,047	5,880

Income (loss) from continuing operations before extraordinary items and cumulative effect of a change in accounting principle	22,205	4,964	(17,207)	24,532	2,158
Loss from discontinued operations, net of tax (9)	—	—	(4,160)	(1,474)	—
Extraordinary item, net of tax (10)	(1,769)	—	—	128	—
Cumulative effect of a change in accounting principle, net of tax (11)	—	—	(10,266)	—	—

Net income (loss)	$20,436	$4,964	$(31,633)	$23,186	$2,158

Basic earnings (loss) per share from continuing operations	$0.43	$0.10	$(0.34)	$0.51	$0.04

Diluted earnings (loss) per share from continuing operations	$0.43	$0.10	$(0.34)	$0.51	$0.04

Basic earnings (loss) per share	$0.40	$0.10	$(0.63)	$0.48	$0.04

Diluted earnings (loss) per share	$0.40	$0.10	$(0.63)	$0.48	$0.04

Weighted average shares outstanding — basic	51,170	50,651	50,304	48,470	49,314

Weighted average shares outstanding — diluted	51,193	50,651	50,304	48,613	50,215

Other Data:
Earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted (12)	$82,692	$88,960	$46,029	$74,608	$33,876

Cash Flow Data:
Net cash provided by operating activities	$53,202	$54,549	$36,151	$30,995	$17,143

Net cash used in investing activities	(14,749)	(32,028)	(29,491)	(200,071)	(36,626)

Net cash from (used in) financing activities	(36,550)	(39,832)	4,187	150,319	38,433

	December 31,

	2002	2001	2000	1999	1998

Consolidated Balance Sheet Data:
Working capital (deficit)	$(13,290)	$(3,670)	$19,943	$40,899	$70,157
Total assets	393,386	419,088	463,545	473,344	270,773
Long-term debt, including current portion	190,428	225,670	258,652	277,522	128,259
Stockholders’ equity	118,328	95,797	90,970	110,811	88,247

(1)	Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” and the provisions of SFAS No. 142, “Goodwill and Other

Intangible Assets.” As required by SFAS 142, goodwill amortization was not recorded on new acquisitions after July 1, 2001 for fiscal year 2001 and no goodwill amortization was recorded during 2002.

(2)	During 2000, the Company recorded an impairment loss of $2.1 million for certain capitalized software development costs, fixed assets related to the abandoned infoPIX business photograph project, as well as a cost for a proposed public offering and leasehold improvement costs of infoUSA.com, a subsidiary of the Company.

During 1999, the Company recorded an impairment loss of $3.9 million on the Company’s existing consumer database due to the acquisition of Donnelley Marketing and an impairment loss of $1.7 million on leasehold improvements and in-process construction projects due to the move of the Company’s data processing operations from Montvale, NY to Greenwich, CT.

(3)	Includes the following acquisition costs: 1) $0.2 million related to various acquisitions made during 2002, 2) $0.5 million in 2001 for the acquisition of Polk City Directories from Equifax, Inc., 3) $1.8 million in 2000 for the attempted acquisition of the consumer database division of R.L. Polk and $0.5 million related to the acquisitions of idEXEC, American Church Lists and Getko Direct Response, 4) $4.2 million in 1999 associated with the acquisition and integration of Donnelley Marketing, and 5) $3.0 million in 1998 of costs associated with the Company’s bid to acquire Metromail Corporation and $0.6 million associated with the Company’s offering to sell Common Stock which was not completed. These costs are not direct costs of acquisition and therefore can not be capitalized as part of the purchase price. Rather, these are general and administrative costs incurred in connection with the integration of these businesses.

(4)	During 2002, the Company recorded restructuring charges for severance costs of $2.5 million for 230 employees terminated during the year. During 2001, the Company recorded the following restructuring charges: 1) $2.1 million of severance costs for the termination of 265 employees, and 2) estimated lease termination costs of $2.8 million associated with the infoUSA.com Foster City, California location. During 2000, the Company recorded the following restructuring charges: 1) $2.1 million of severance costs for 350 employees terminated during December 2000, and 2) estimated lease termination costs of $3.7 million associated with the infoUSA.com Foster City, California location. During 1998, the Company recorded the following restructuring charges: 1) $1.4 million related to the Company’s compilation and sales activities for new businesses, and 2) $1.2 million related to certain cost reduction measures enacted by the Company.

(5)	During 2002 and 2001, the Company settled legal issues totaling $0.4 million and $1.1 million, respectively, in connection with the settlement of various contractual disputes. During 1998, the Company incurred $4.5 million in damages awarded to Experian Information Solutions, Inc. in connection with arbitration of a contractual dispute.

(6)	During 1998, the Company incurred charges of $3.8 million for purchased in-process research and development costs associated with the acquisition of Walter Karl, Inc.

(7)	During 2000 and 1999, infoUSA.com, completed its first and second rounds of venture capital financing. As a result of the issuance of common stock of this subsidiary, the Company recorded gains of $14.6 million and $8.9 million, respectively.

(8)	During 2002, the Company recorded other charges totaling $2.7 million for: 1) a loss of $1.1 million for an other-than-temporary decline in the value of a nonmarketable equity investment, 2) a charge of $1.2 million for the reclassification of an interest rate swap agreement due to the refinancing of the Company’s senior debt credit facility during the year, and 3) the Company repurchased $9.0 million of its Senior Subordinated Notes. As part of the repurchases, the Company recorded charges totaling $0.4 million for net unamortized debt issue costs related to the Senior Subordinated Notes and for amounts paid in excess of carrying value. During 1998, the Company recorded a charge of $2.0 million for an other-than-temporary decline in the value of a nonmarketable investment.

(9)	During December 2000, the Company discontinued the operations of its VideoYellowPages.com Internet unit and recorded a loss of $4.2 million, net of tax. The loss is comprised of two components: 1) the loss of its results of operations of $3.4 million, net of tax for the full fiscal year, and 2) charges totaling $0.8 million, net of tax, for asset impairments. The loss from this discontinued operation for 1999 was $1.5 million, net of tax.

(10)	During 2002, the Company refinanced its senior debt credit facility resulting in a charge of $1.8 million, net of tax, for the net unamortized debt issue costs related to the extinguishment of the senior debt credit facility. During 1999, the Company repurchased $9.0 million of its Senior Subordinated Notes. As part of the repurchase, the Company recorded a net gain of $0.1 million.

(11)	During 2000, the Company changed its revenue recognition method for data licensing revenue. Effective January 1, 2000, the Company began to recognize revenue on data license arrangements on a straight-line basis. This change in method was made because a growing proportion of such license revenue is from long-term and continuous access agreements. The Company believes the newly adopted method of accounting better reflects the service commitment inherent in its various license agreements. The cumulative effect of the change in method of $10.3 million is net of income tax benefit of $3.5 million. Assuming the above described revenue recognition policy had been implemented on January 1, 1998, pro forma consolidated net sales, net income from continuing operations and net income from continuing operations per share would have been as follows:

	For the years ended

	December 31,	December 31,
	1999	1998

	(In thousands, except per share amounts)
Net sales	$261,466	$226,754
Net income from continuing operations	$21,812	$965
Basic earnings per share	$0.45	$0.02
Diluted earnings per share	$0.45	$0.02

(12)	“EBITDA, as adjusted,” is defined as operating income (loss) adjusted to exclude depreciation and amortization, impairment of assets, non-cash stock compensation expense and in-process research and development charges. EBITDA is presented because it is a widely accepted indicator of a company’s ability to incur and service debt and of the Company’s cash flows from operations excluding any non-cash items. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company’s consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

The following provides a reconciliation of operating income (loss) to EBITDA, as adjusted:

	Year Ended December 31,

	2002	2001	2000	1999	1998

Operating income (loss)	$54,557	$40,385	$(11,414)	$34,076	$2,570
Non-cash charges:
Depreciation of operating assets	14,773	17,873	20,005	12,872	9,325
Amortization of intangible assets	13,310	30,254	32,190	22,061	18,147
Impairment of assets	—	—	2,135	5,599	—
Non-cash stock compensation expense	52	448	3,113	—	—
In-process research and development	—	—	—	—	3,834

EBITDA, as adjusted(1)	$82,692	$88,960	$46,029	$74,608	$33,876

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Overview

     infoUSA is a leading provider of business and consumer information, data processing, and database marketing services. The Company’s key assets include proprietary databases of nearly 14 million businesses and 220 million consumers in the United States and Canada. We believe our proprietary content is the most comprehensive and accurate data available. We leverage these key assets by selling through multiple distribution channels to over 4 million customers that include small and medium-sized businesses, Fortune 1000 companies, consumers, and Internet users.

     EBITDA, as adjusted, margins were down from 31% in 2001 to 27% in 2002 as the Company continued to experience softer customer demand and the loss of higher margin license contracts with Internet companies that went out of business. The Company offset the lost Internet license revenue with the complete integration of Polk City Directories and six acquisitions completed during 2002. The higher cost structure of the acquired companies contributed in large part to the lower margins.

     During 2001 and 2002, the Large Business Customer Group continued to experience softer customer demand due to the macroeconomic downturn that began in the fourth quarter of 2000. As a result, some of its Fortune 1000 customers were impacted by budgetary constraints, forced to postpone capital spending decisions, reduced spending on direct marketing, and in certain cases, the customers brought much of the direct marketing function in-house. The Database Licensing Group was also impacted by the slow economy and by many of the Internet companies which licensed data but subsequently went out of business. Accordingly, the large business segment reduced its operating cost structure and is well positioned to continue to focus on expense control and profitable revenue growth through the development and introduction of innovative new products. These include the recently introduced info Connect ONE PASS that provides for automated data enhancement and file cleansing services, and MarketZone DS, a premier e-CRM solution that integrates the entire suite of Donnelley products to create a real-time customer content integration and decision support tool. Recent additions to the Donnelley Marketing management team will bring a fresh approach to selling a complete package of data and data processing services to its customers, creating a value model that positions Donnelley Marketing for profitable revenue growth.

     The Company has supplemented its internal growth through strategic acquisitions. The Company has completed 20 acquisitions since mid 1996. The Company has increased its presence in the consumer marketing information industry, greatly increased its ability to provide data processing solutions, increased its presence in list management and list brokerage services and broadened it offerings for e-mail and business marketing information. During 2002, the Company completed the integration of Polk City Directories and enhanced its presence in e-mail marketing services with the acquisition of DoubleClick’s email deployment business and Clickaction. The Company also continued to consolidate the printed and online directory industry with its acquisition of Hill-Donnelly and City Publishing directory companies.

     Since 1996, the Company has systematically integrated the operations of the acquired companies into existing operations of the Company. In most cases, the results of operations for these acquired activities are no longer separately accounted for from existing activities. The Company cannot report the results of the operations of acquired companies upon completion of the integration as the results are “commingled” with existing results. Additionally, upon integration of the acquired operations, the Company frequently combines acquired products or features with existing products, and experiences significant cross selling of products between business units, including sales of acquired products by existing business units and sales by acquired business units of existing products. Due to recent and potential future acquisitions, future results of operations will not be comparable to historical data.

     Critical Accounting Policies

     Our significant accounting policies are described in Note 2 to the audited Consolidated Financial Statements. Of those policies, we have identified the following to be the most critical because they are the most important to our portrayal of our results of operations and financial condition and they require subjective or complex management judgments:

•	Revenue recognition and related estimates of valuation allowances for doubtful accounts, sales returns and other allowances;

•	Database acquisition, development and maintenance expenses; and

•	Valuation of long-lived and intangible assets and goodwill.

     Revenue recognition. Our revenue has historically been derived predominantly through the sale of customized sales lead generation products. We have successfully capitalized on new markets and applications for our proprietary databases, as our Company expanded product and service offerings. We began to recognize significant revenue from data processing services in 1997, following the acquisition of Database America and continued expanding our data processing revenue with the acquisition of Donnelley Marketing in July of 1999. The acquisition of Donnelley Marketing enhanced our proprietary consumer database and database marketing services. The merger made us the only company in our industry to offer proprietary business and consumer data, data processing, and database marketing services and gave us the ability to offer complete solutions and fulfill substantially all the database, data processing, and database marketing needs of our Fortune 1000 customers. With the expansion of our Consumer Products Division, and the acquisition of Pro CD and Digital Directory Assistance, revenue from consumer CD-Rom products increased substantially between 1993 and 1997. Retail sales of consumer products generate leads for our subscription sales department, which is highly profitable. Walter Karl was acquired in 1998 and combined with JAMI Marketing Services to form what is now know as Walter Karl, our list brokerage business. Finally, the Company has recognized strong Internet license revenue and Internet content sales since 1999 and believes there is significant opportunity to expand the market for our products and services over the Internet. We estimate that no customer represented greater than approximately 4% of net sales in 2002. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

     Revenue from the sale of prospect lists, mailing labels, published directories, other sales lead products and DVD and CD information products are recognized upon shipment. These product sales are typically evidenced by a written purchase order or by credit card authorization. Terms and conditions for the sales of DVD and CD information products include rights of return. Accordingly, we estimate and record an allowance for product returns and reduce the amount of recognized revenue by anticipated product returns. The estimate of the product returns is made by giving consideration to the historical trends in sales and product returns, estimates of product inventory currently in the channel of distribution, and the timing and release of new product versions.

     Data processing revenues are billed on a time and materials basis, with the recognition of revenue occurring as the services are rendered to the customer.

     Revenue from the licensing of our data to third parties is recognized on a straight-line basis over the life of the agreement, when we commit to provide the customer either continuous data access (i.e., “24/7” access via the Internet) or updates of data files over a period of time. Licenses are typically evidenced by written contracts. We adopted this policy in 2000 because we believe this method better reflects the service commitment inherent in the licensing agreements in light of a growing proportion of such long-term and continuous access agreements. We also license data to customers with no such commitments. In those cases, we recognize revenue when the data is shipped to the customer, provided all the revenue recognition criteria have been met.

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

     Database Costs. The Company’s database and production costs are generally charged to expense as incurred and relate principally to maintaining, verifying and updating its databases, fulfilling customer orders and the production of DVD/CD titles. Costs to develop new databases are capitalized by the Company and amortized upon the successful completion of the databases, over a period ranging from one to five years. Our cost of maintaining the Company’s consumer and business databases does not necessarily vary directly with revenues since a significant portion of the cost is the maintenance and verification of our existing data. Consequently, operating income may vary significantly with changes in revenue from period-to-period, as our ability to adjust certain elements of our cost structure is limited in the short-run.

     At December 31, 2002, the Company had no capitalized database costs (net of accumulated amortization). Because we expense the costs of maintaining and verifying the Company’s existing database, our balance sheet does not include an asset for the value of our database. We believe that our databases of consumer and business information are valuable intellectual property assets. Our success in marketing our products and services depends, in large part, on our ability to maintain an accurate and reliable database of business and consumer information.

     Related party transactions. As discussed in Note 12 to the audited Consolidated Financial Statements included elsewhere in this Form 10-K, the Company paid $2.2 million during 2002 to Annapurna Corporation, which is 100%

owned by Mr. Gupta, who is Chairman and Chief Executive Officer of the Company, for use of NetJets aircraft for infoUSA management and employee travel expenses. The expenses are authorized by the Company’s management and board of directors to support Mr. Gupta’s and other executives’ responsibilities related to customer relationship, business development, new acquisitions and other strategic initiatives. Arrangements between the Company and Annapurna Corporation are subject to periodic review by the Company’s management and board of directors.

     Valuation of long-lived and intangible assets and goodwill. Prior to the adoption of SFAS No. 142, the Company assessed the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considered important which could trigger an impairment review included the following:

•	Significant underperformance relative to expected historical or projected future operating results,

•	Significant changes in the manner or use of the acquired assets or the strategy for our overall business,

•	Significant negative industry or economic trends,

•	Significant decline in our stock price, and

•	Our market capitalization relative to net book value.

     When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on estimated fair value of the assets. Net intangible assets, long-lived assets, and goodwill amounted to $273.2 million as of December 31, 2002.

     The Company adopted the provisions of SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” effective January 1, 2002. Therefore, the Company ceased to recognize annual amortization of approximately $16.5 million of goodwill effective January 1, 2002, that was amortized during 2001. In accordance with SFAS No. 142, the Company performed an initial impairment test of goodwill and concluded no impairment existed at January 1, 2002. In addition, the Company completed an impairment test as of October 31, 2002 and determined that no impairment existed.

     Income Taxes. Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but would not be limited to, the likelihood the Company would realize the benefits of net operating loss carryforwards, the adequacy of valuation allowances, and the rates used to measure transactions with foreign subsidiaries. As part of the process of preparing the Company’s financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that either domestic or foreign taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur tax liabilities in excess of those currently recorded. Changes in the geographical mix or estimated amount of annual pretax income could impact the Company’s overall effective tax rate.

     To the extent recovery of deferred tax assets is not likely based on estimation of future taxable income in each jurisdiction, the Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Although the Company has considered future taxable income along with prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if the Company should determine that it would not be able to realize all or part of its deferred tax assets in the future, and adjustment to deferred tax assets would be charged to income in the period any such determination was made. Likewise, in the event the Company was able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase income in the period any such determination was made.

     Investments. The Company records a non-cash charge to earnings when it determines that an investment has experienced an “other than temporary” decline in market value. To make this determination, the Company reviews the carrying value of its marketable equity security investments at the end of each reporting period for impairment. Other-than-temporary impairments are generally recognized if the market value of the investment is below its current carrying value for an extended period, which the Company generally defines as six to nine months, or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations, among other factors. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the recorded marketable securities, thereby possibly requiring additional impairment charges in the future.

     The Company has supplemented its internal growth through strategic acquisitions. The Company has completed numerous acquisitions since mid-1996. Through these acquisitions, the Company has increased its presence in the consumer marketing information industry, greatly increased its ability to provide data processing solutions, added two consumer CD-ROM product lines, increased its presence in list management and list brokerage services and broadened its offerings of business and consumer marketing information. The following table summarizes the more significant acquisitions:

					Transaction
		Principal	Type of		Value
Acquired Company	Key Asset	Business Segment	Acquisition	Date Acquired	(in millions)(1)

Digital Directory Assistance	Consumer CD-Rom Products	Small business	Asset purchase	August 1996	$17
County Data Corporation	New Businesses Database	Small business	Pooling-of-interests	November 1996	$11
Marketing Data Systems	Data Processing Services	Large business	Asset purchase	November 1996	$3
BJ Hunter	Canadian Business Database	Small business	Stock purchase	December 1996	$3
Database America Companies	Consumer Database and Data Processing Services	Large business	Stock purchase	February 1997	$105
Pro CD	Consumer CD-Rom Products	Small business	Asset purchase	August 1997	$18
Walter Karl	Data Processing and List Management Services	Large business	Stock purchase	March 1998	$19
JAMI Marketing	List Management Services	Large business	Asset purchase	June 1998	$13
Contacts Target Marketing	Canadian Business Database	Small business	Asset purchase	July 1998	$1
Donnelley Marketing	Consumer Database and Data Processing Services	Large business	Stock purchase	July 1999	$200
American Church Lists	Religious Institution Database	Small Business	Stock purchase	March 2000	$2
IdEXEC	Executives Database	Large Business	Asset purchase	May 2000	$7
Getko Direct Response	Canadian Consumer Database and Data Processing Services	Small Business	Asset Purchase	May 2000	$2
InfoUSA.com minority interest	Internet license and products	Small Business	Asset Purchase	August 2001	$25
Polk City Directories	Business Directories Products	Small Business	Asset Purchase	October 2001	$6
DoubleClick e-mail list business	e-mail list business	Large Business	Asset Purchase	March 2002	$2
Hill Donnelly	Business Directories Products	Small Business	Asset Purchase	June 2002	$2
City Publishing	Business Directories Products	Small Business	Asset Purchase	September 2002	$2
ClickAction	E-mail solutions provider and e-mail list business	Large Business	Stock purchase	December 2002	$4

(1)	Transaction value includes total consideration paid including cash paid, debt and stock issued plus long-term debt repaid or assumed at the date of acquisition plus, in the case of DBA, a subsequent purchase price adjustment in October 1997.

     As part of these strategic acquisitions, the Company has incurred various acquisition-related charges to integrate operations, consisting of: 1) $0.2 million in 2002 in connection with several acquisitions, 2) $0.5 million in 2001 in connection with the acquisition of Polk City Directories, 3) $2.3 million in 2000 for the attempted acquisition of the consumer database division of R.L. Polk and the acquisitions of idEXEC, American Church Lists and Getko Direct Response, 4) $9.8 million in 1999 in connection with the acquisition of Donnelley Marketing, 5) $10.1 million in 1998 in connection with the acquisitions of Walter Karl and JAMI Marketing and for certain internal restructuring charges, and 6) $56.1 million in 1997 in connection with the acquisitions of DBA and Pro CD.

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

     Associated with the acquisitions previously described, the Company recorded amortization expense on goodwill and other purchased intangibles as summarized in the following table (amounts in thousands):

Fiscal Year	Amount

1998	18,147
1999	22,061
2000	32,190
2001	30,254
2002	13,310

Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Company’s statement of operations data expressed as a percentage of net sales. The amounts and related percentages may not be fully comparable due to the minority interest in infoUSA.com during 2000 and 2001 and the acquisition of American Church Lists in March 2000, idEXEC and Getko Direct Response in May 2000, Polk City Directories in October 2001, the e-mail business from DoubleClick in March 2002, Hill Donnelly in June 2002, City Publishing in September 2002 and ClickAction in December 2002:

	Year Ended December 31,

	2002	2001	2000

Consolidated Statement of Operations Data:
Net sales	100%	100%	100%
Costs and expenses:
Database and production costs	28	28	33
Selling, general and administrative	44	39	49
Depreciation and amortization	9	17	17
Impairment of assets	—	—	1
Acquisition costs	—	—	1
Non-cash stock compensation	—	—	1
Restructuring charges	1	2	2
Provision for litigation settlement	—	—	—

Total costs and expenses	82	86	104

Operating income (loss)	18	14	(4)
Other loss, net	(6)	(8)	(1)

Income (loss) before income taxes, extraordinary items and cumulative effect of change in accounting principle	12	6	(5)
Income tax expense	5	4	—

Income (loss) from continuing operations	7	2	(5)
Discontinued operations, net of tax	—	—	(2)
Extraordinary item, net of tax	—	—	—
Cumulative effect of a change in accounting principle, net of tax	—	—	(3)

Net income (loss)	7%	2%	(10)%

EBITDA, as adjusted (1)	27%	31%	15%

Other Data:
Sales by Segment:
Small business	$155.4	$133.7	$140.2
Large business	147.1	155.0	165.5

Total	$302.5	$288.7	$305.7

Sales by Segment as a Percentage of Net Sales:
Small business	51%	46%	46%
Large business	49	54	54

Total	100%	100%	100%

(1)	“EBITDA, as adjusted,” is defined as operating income (loss) adjusted to exclude depreciation and amortization, impairment of assets, non-cash stock compensation expense and in-process research and development charges. EBITDA, as adjusted, is presented because it is a widely accepted indicator of a company’s ability to incur and service debt and of the Company’s cash flows from operations excluding any non-recurring items. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company’s consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

The following provides a reconciliation of operating income (loss) to EBITDA, as adjusted:

	Year Ended December 31,

	2002	2001	2000

Operating income (loss)	$54,557	$40,385	$(11,414)
Non-cash charges:
Depreciation of operating assets	14,773	17,873	20,005
Amortization of intangible assets	13,310	30,254	32,190
Impairment of assets	—	—	2,135
Non-cash stock compensation expense	52	448	3,113

EBITDA, as adjusted(1)	$82,692	$88,960	$46,029

2002 Compared to 2001

Net sales

     Net sales for 2002 were $302.5 million, an increase of 5% from $288.7 million in 2001. The increase in net sales is principally due to the acquisition of Polk Directories in October 2001, and to a lesser extent, other smaller acquisitions made during 2002. The overall increase was offset by declines in data processing services and database licensing. Poor general economic conditions, the loss of certain larger data processing customers and the loss of certain internet database license customers contributed most significantly to the declines identified above.

     Net sales of the small business segment for 2002 were $155.4 million, a 16% increase from $133.7 million in 2001. The small business segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet. The increase in net sales is principally due to the acquisition of Polk Directories in October 2001 and various smaller acquisitions during 2002, including Hill-Donnelly, City Publishing, Key Contacts, Inc. and Database Concepts, Inc. The Company immediately integrated the operations of its various acquisitions into existing operations. As discussed in the overview above, the Company cannot separately report the results of operations of its various acquisitions upon completion of the integration.

     Net sales of the large business segment for 2002 were $147.1 million, a 5% decrease from $155.0 in 2001. The large business segment principally engages in the selling of data processing services, licensed databases, database marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services. The decrease in net sales is principally due to softer customer demand for Internet licensing and the loss of certain larger data processing customers. The overall decrease was offset by the acquisition of the e-mail list business of DoubleClick and ClickAction during 2002 Database license sales for 2002 were $38.6 million, compared to $46.5 million in 2001. Data processing sales for 2002 were $70.1 million, compared to $76.2 million in 2001.

Database and production costs

     Database and production costs for 2002 were $84.7 million, or 28% of net sales, compared to $80.9 million, or 28% of net sales in 2001. The dollar increase in database and production costs is primarily due to the acquisition of Polk City Directories in October 2001 and reflects additional printing and binding costs.

Selling, general and administrative expenses

     Selling, general and administrative expenses for 2002 were $132.0 million, or 44% of net sales, compared to $112.4 million, or 39% of net sales in 2001. The increase in selling, general and administrative expenses as a percentage of net sales is principally due to the acquisition of Polk Directories in October 2001, and to a lesser extent, the acquisitions of Hill-Donnelly and City Publishing during 2002. Polk City Directories utilizes a dedicated sales force that has a higher operating cost structure as a percentage of net sales than the Company’s existing businesses.

Depreciation and amortization expenses

     Depreciation and amortization expenses for 2002 totaled $28.1 million, or 9% of net sales, compared to $48.1 million, or 17% of net sales in 2001. The decrease in depreciation and amortization expenses is due to the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires the Company to complete an annual impairment test on goodwill and other intangible assets with an indefinite life rather than record amortization expense on those assets. The Company completed impairment tests as of January 1, 2002 and October 31, 2002, as required by SFAS 142, and established that no impairment exists.

Non-cash stock compensation expense

     During 2002, the Company recorded a non-cash charge of $52 thousand, compared to $0.4 million in 2001. The Company recorded non-cash stock compensation expenses during 2002 related to a non-employee consulting agreement. During 2001, non-cash stock compensation expense related to stock options granted by the Company’s former subsidiary, infoUSA.com. The decrease is due to the fact that the Company eliminated the minority interest in its infoUSA.com subsidiary through the purchase of assets as of September 30, 2001, and therefore did not incur non-cash stock compensation expense related to the infoUSA.com subsidiary options for the fourth quarter of 2001 and subsequent periods. However, the Company will incur additional non-cash compensation expense for the 2002 consultant options during the vesting period of those options. The amount of compensation expense will be affected by changes in the fair value of the Company’s common stock.

Restructuring costs

     During 2002, the Company recorded restructuring charges due to workforce reductions of $2.5 million as a part of the Company’s continuing strategy to reduce costs and focus on core operations. The workforce reduction charges included involuntary employee separation costs for approximately 230 employees in 2002.

     The Company recorded restructuring charges of $4.9 million for 2001, due to fiscal year 2001 workforce reductions totaling $2.1 million and early lease termination costs of $2.8 million, as a part of the Company’s overall strategy to reduce costs and focus its commitment on core business lines. The fiscal year 2001 workforce reduction charges included involuntary employee separation costs for approximately 265 employees.

Litigation settlement charges

     The Company is involved in various legal proceedings of a nature considered normal to its business. The Company recorded charges during 2002 and 2001 of $0.4 million and $1.1 million, respectively, related to the Company’s disposition of certain legal matters.

Acquisition costs

     The Company recorded integration-related costs during 2002 and 2001 of $0.2 million and $0.5 million, respectively. The integration- related costs included consulting costs, information system conversion and other direct integration-related charges. These costs were not directly related to the recent acquisition of various companies, and therefore could not be capitalized.

Operating income

     Including the factors previously described, the Company had operating income of $54.6 million, or 18% of net sales for 2002, compared to operating income of $40.4 million, or 14% of net sales in 2001.

     Operating income for the small business segment for 2002 was $60.2 million, or 39% of net sales, as compared to $60.4 million, or 45% of net sales in 2001. The decrease in operating income as a percentage of nets sales is principally due to increased sales and marketing expenses represented as a percentage of net sales associated with Polk Directories as discussed in the selling, general administrative section above.

     Operating income for the large business segment for 2002 was $76.9 million, or 52% of net sales, as compared to $81.1 million, or 52% of net sales in 2001. Operating income as a percentage of net sales remained constant although net sales in dollars decreased, as the Company was proactive in continuing cost reduction measures during 2002.

Other income or expense, net

     Other expense, net was $18.6 million, or 6% of net sales, and $24.1 million, or 8% of net sales, for 2002 and 2001, respectively. Other income or expense, net is comprised of interest expense, investment income, minority interest in subsidiary and other income or expense items which do not represent components of operating expense of the Company.

     The Company recorded a non-cash loss of $1.2 million, on the interest rate swap agreement designated as a cash flow hedge for the Company’s Senior Debt Credit Facility described in Note 8 to the accompanying consolidated financial statements. The Senior Debt Credit Facility was refinanced on March 6, 2002. As a result of the refinancing, the Company recorded a charge of $1.2 million for unrealized interest expense that had been accounted for as a component of “Other Comprehensive Income” a stockholders’ equity account included on the accompanying Balance Sheet.

     During 2002, the Company recorded a loss of $1.1 million for an other-than-temporary decline in the value of a nonmarketable equity investment. The investment was determined to be impaired by management after consideration of recent equity transactions by the investee.

     During 2002, the Company wrote-off $0.4 million for net unamortized debt issue costs and amounts paid in excess of par related to the retirement of $9.0 million of the Company’s 9.5% senior notes.

     Interest expense was $16.1 million and $25.3 million for 2002 and 2001, respectively. The decrease is principally due to lower interest rates as a result of the refinancing of the senior credit facility in March 2002 and the continued pay down of total debt facilities by the Company. Investment income was $179 thousand and $1.0 million, for 2002 and 2001, respectively.

     Minority interest in gain of subsidiary of $0.3 million in 2001 represents the unaffiliated investors’ share of infoUSA.com’s net gain for the year ended December 31, 2001.

Income taxes

     A provision for income taxes of $13.8 million and $11.4 million was recorded for 2002 and 2001, respectively. The decrease in the Company’s effective tax rate to 38% in 2002 from 70% in 2001 is the result of two factors. First, the Company’s 2001 net income did not include any deferred tax benefits related to operating losses of its former subsidiary infoUSA.com due to uncertainties surrounding the recoverability of these deferred tax assets. infoUSA.com was not previously included in the Company’s consolidated Federal income tax return. Second, the Company’s pre-tax book income for the fiscal year 2001 included nondeductible amortization expense of $16.5 million for goodwill and intangible assets with indefinite lives. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortizing these assets for financial reporting purposes and consequently, the amortization expense for those assets does not affect either book or taxable income in 2002.

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

EBITDA, as adjusted

     The Company’s EBITDA, as adjusted was $82.7 million, or 27% of net sales for 2002, and $89.0 million, or 31% of net sales in 2001.

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

Non-cash stock compensation expense

     Non-cash stock compensation expenses were $0.4 million, or less than 1% of net sales, compared to $3.1 million, or 1% of net sales for 2000. The decrease in non-cash stock compensation expense is principally due to the workforce reduction of infoUSA.com, described above in the “Overview” section. Additionally, due to the fact that the Company eliminated the minority interest in its infoUSA.com subsidiary through the purchase of assets, it did not and will not incur non-cash stock compensation expense related to the infoUSA.com subsidiary options during the fourth quarter of 2001 and subsequent periods.

Restructuring costs

     During 2001, the Company recorded restructuring charges of $4.9 million due to a lease termination agreement and charges related to workforce reductions. On July 30, 2001, infoUSA.com, a subsidiary of the Company, negotiated a lease termination agreement for its Foster City, California facility. The Company paid $4.7 million to satisfy the remaining eight-year term of the lease agreement, and recorded additional charges of $2.8 million for costs of the lease settlement not previously recorded. The Company also recorded $2.1 million for workforce reduction charges that included involuntary employee separation costs for approximately 265 employees discharged during 2001, in administration, sales support and marketing functions.

     During 2000, the Company recorded restructuring charges totaling $5.8 million as a part of the Company’s overall strategy to reduce costs and continue commitment to its core businesses. The cost containment program included a reduction in the planned investment in the Company’s Internet businesses and plans to reduce total headcount. The Company recorded an accrual of $3.7 million for lease payments for the former Foster City, California facility and an accrual of $2.1 million for workforce reductions of approximately 350 employees. Employees discharged during 2000 received cash severance payments totaling $2.1 million during the first six months of 2001, with no severance payments remaining deferred and payable as of June 30, 2001.

Litigation settlement charge

     The Company is involved in various legal proceedings, including product liability and other matters of a nature considered normal to its business. During 2001, the Company settled two legal matters totaling $1.1 million.

Acquisition costs

     During 2001, the Company recorded charges of $0.5 million related to the Company’s acquisition of Polk City Directories, representing costs to integrate these operations into the Company’s existing operations. These costs were not directly related to the acquisition of Polk City Directories, and therefore could not be capitalized as part of the purchase price.

     During 2000, the Company recorded acquisition costs of $2.3 million, including $0.5 million principally related to the Company’s acquisition of American Church Lists, idEXEC and Getko, representing costs to integrate these acquired operations into the Company’s existing operations. The Company also recorded $1.8 million of costs associated with the Company’s bid to acquire the consumer database division of R.L. Polk.

Operating income

     Including the factors previously described, the Company had operating income of $40.4 million, or 14% of net sales for 2001, compared to an operating loss of $11.4 million, or 4% of net sales for 2000.

     Operating income for the small business segment for 2001 was $60.4 million, or 45% of net sales, as compared to $32.4 million, or 23% of net sales for 2000. The increase in operating income as a percentage of net sales is principally due to staffing reductions previously described and the Company’s cost reduction efforts related to various Internet initiatives. Substantially all costs related to the Internet divisions are included in the small business segment. See the sections “Overview” and “Selling, general and administrative expenses” for additional information describing the Internet divisions and the effects on the results of operations.

     Operating income for the large business segment for 2001 was $81.1 million, or 52% of net sales, as compared to $75.5 million, or 46% of net sales for 2000. The increase in operating income as a percentage of net sales is principally related to the Company’s staffing reductions previously described and a change in the product sales mix previously described in the section “Database and production costs.”

Other expense, net

     Other expense net, was $24.1 million, or 8% of net sales, and $4.5 million, or 1% of net sales, for 2001 and 2000, respectively. Other expense is comprised of interest expense, investment income, minority interest in subsidiary and other income or expense items that do not represent components of operating income or expense of the Company.

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

     Minority interest in loss of subsidiary of $0.3 million and $6.3 million for 2001 and 2000, respectively, represents the minority investors’ share of infoUSA.com’s net loss for the periods then ended. Effective August 30, 2001, the Company eliminated the minority interest of its subsidiary, infoUSA.com, through the acquisition of the subsidiary’s operating assets.

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

EBITDA, as adjusted

     The Company’s EBITDA, as adjusted was $89.0 million, or 31% of net sales for 2001, compared to $46.0 million, or 15% of net sales for 2000.

Liquidity and Capital Resources

General information:

     During 1999 in conjunction with the acquisition of Donnelley Marketing, the Company negotiated a credit arrangement with Deutsche Bank. On March 6, 2002, the Company refinanced the senior debt credit facility administered by Deutsche Bank with a new facility administered by Bank of America Securities, LLC. Under the refinanced Senior Secured Credit facility, the payment terms of the Term Loans A and B were changed such that the total debt will be due in March 2006. The new Senior Secured Credit facility at the time of refinancing was comprised of: $47.0 million for Term A with a maturity of 3 years, $45.0 million for Term B with a maturity of 4 years and $18.0 million under a Revolving Credit Facility with a maturity of 3 years. As of December 31, 2002, the Company had no borrowings under the Revolving Credit Facility, including no outstanding letters of credit.

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

Consolidated Statements of Cash Flows Information:

     As of December 31, 2002, the Company’s principal sources of liquidity included $18.0 million available under the Revolving Credit Facility previously described. As of December 31 2002, the Company had a working capital deficit of $13.3 million.

     Net cash provided by operating activities during 2002 totaled $53.2 million compared to $54.5 million in 2001.

     During 2002, the Company spent $2.9 million for additions of property and equipment, $2.0 million related to software and database development costs and $36.1 million on the repayment of long-term debt. The repayments on long-term debt included voluntary prepayments totaling $10.6 million on its senior debt credit facility and the repurchase of $9.0 million of 9.5% Senior Notes on the open market.

     During 2002, the Company spent $9.8 million for acquisitions of businesses, net of cash acquired of $1.5 million. The Company acquired all issued and outstanding common stock of Database Concepts, Inc. for $0.2 million, purchased certain assets and assumed certain liabilities related to the email list business of Doubleclick, Inc. in March 2002 for $2.0 million, purchased certain assets and assumed certain liabilities of Key Contacts, Inc. in April 2002 for $0.2 million, purchased certain assets and assumed certain liabilities of Hill-Donnelly in June 2002 for $1.8 million, purchased certain assets and assumed certain liabilities of City Publishing Company in September 2002 for $1.6 million and acquired the outstanding common stock of ClickAction in December 2002 for $4.1 million. In addition, the Company incurred direct acquisition costs totaling $1.4 million in connection with the purchase of these businesses that were capitalized as part of the purchase price of these businesses.

Consolidated Balance Sheet Information:

     Trade accounts receivable decreased to $39.4 million at December 31, 2002 from $44.9 million at December 31, 2001. The day’s sales outstanding (“DSO”) ratio for 2002 was 47 days compared to 56 days in 2001. The decrease in the DSO ratio reflects the Company’s continued commitment towards the maintenance of stringent credit and collection practices.

     Accounts payable increased to $13.3 million at December 31, 2002 from $7.8 million at December 31, 2001. The increase is due to the acquisition of various companies during 2002 as previously described and payment timing differences related to various operating expenses.

     Accrued expenses decreased to $1.8 million at December 31, 2002 from $9.2 million at December 31, 2001. The decrease is principally due to reductions in accrued interest expense, accrued interest related to the interest rate swap agreement and prepaid 401(k) contributions.

     Deferred revenue decreased to $13.8 million at December 31, 2002 from $17.4 million at December 31, 2001. The decrease is principally due to the decrease in internet database license sales from 2001 to 2002.

     Long-term debt, net of current portion decreased to $164.1 million at December 31, 2002 from $205.9 million at December 31, 2001. The Company made repayments on long-term debt totaling $36.1 million during 2002.

     The following table summarizes the Company’s contractual obligations as of December 31, 2002:

	Less than	1 to	4 to	After
	1 year	3 years	5 years	5 years

	(In thousands)
Long-term debt	$25,819	$22,177	$44,924	$97,000
Capital lease obligations	493	15	—	—
Operating leases	7,008	8,307	4,506	2,899
Unconditional purchase obligations	10,095	18,315	3,630	—
Other long-term obligations	—	—	—	—

Total cash contractual obligations	$43,415	$48,814	$53,060	$99,899

Accounting Standards

     In June 2001, the FASB released SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of asset retirement obligations as a liability rather than a contra-asset. SFAS No. 143 is effective for the Company’s fiscal year ending December 31, 2003. SFAS No. 143 is not expected to have an impact on the Company’s consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4 which required all gains and losses from the extinguishments of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modification that have economic effect similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Upon adoption of the new accounting standard in 2003, the Company is required to reclassify the extraordinary item of $1.8 million related to the extinguishment of debt as reported in the 2002 consolidated statement of operations. The reclassification will increase other non-operating expense by $2.9 million and decrease income tax expense by $1.1 million.

     In June 2002, the FASB released SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting and reporting for costs associated with exit or disposal activities, and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity.” SFAS No. 146 addresses involuntary one-time employee termination benefits, cost to terminate a contract that is not a capital lease, and other associated exit costs. Existing accounting guidelines require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 will prohibit companies from recognizing an exit or disposal liability can be measured at fair value. The Company is required to be in conformity with the provisions of SFAS No. 146 for exist or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial position or results of operations.

     In October 2002, the Emerging Issues Task Force of the FASB reached tentative conclusion on the accounting for revenues in transactions that involve multiple deliverables. The expected guidance will govern how to identify whether goods or services or both, that are to be delivered separately in a bundled sales arrangement, should be accounted for separately. The guidance from the tentative reaches a consensus on the issue. The Company would, therefore, be required to adopt the guidance in the financial statements for the quarter ended March 31, 2003. The Company has not yet determined the impact of this issue on the consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of SFAS No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also specifies the requirements for liability recognition (at fair value) for obligations undertaken in issuing the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002, (December 31, 2002 financial statements for calendar year companies). The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002. The Company has not yet determined the effect of Interpretation No. 45 on its financial statements with respect to initial recognition and measurement.

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

     The business and consumer marketing information industry in which we operate is highly competitive. Intense competition could harm us by causing, among other things, price reductions, reduced gross margins, and loss of market share. Our competition includes:

•	In consumer sales lead generation products, Acxiom, Experian (a subsidiary of Great Universal Stores, P.L.C. (“GUS”)), and Equifax, both directly and through reseller networks.

•	In data processing services, Acxiom, Experian, Direct Marketing Technologies (a subsidiary of GUS) and Harte-Hanks Communications, Inc.

•	In business sales lead generation products, Experian and Dun’s Marketing Services (“DMS”), a division of Dun & Bradstreet. DMS, which relies upon information compiled from Dun & Bradstreet’s credit database, tends to focus on marketing to large companies.

•	In business directory publishing, we compete with Regional Bell Operating Companies and many smaller, regional directory publishers.

•	In consumer products, certain smaller producers of CD-Rom products.

•	Technologies which companies may install and implement in-house as part of their internal information systems functions, instead of purchasing or outsourcing such functions.

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

     As of December 31, 2002, we had total indebtedness of approximately $190.4 million, including $97.0 million of Notes due under an indenture (the “Indenture”) and $75.0 million under a $195 million Senior Secured Credit facility. On March 6, 2002, the Company refinanced the Senior Secured Credit facility with Banc of America Securities, LLC. Under the refinanced Senior Secured Credit facility, the payment terms of the Term Loans A and B were changed such that the total debt will be due on December 31, 2005. Substantially all of our assets are pledged as security under the terms of the Senior Secured Credit facility. The indebtedness under the Senior Secured Credit facility was incurred in connection with our acquisition of Donnelley Marketing in 1999.

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

     Our existing credit facilities contain certain covenants that restrict our ability to:

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates as over one-half of the Company’s debt is at fixed rates. At December 31, 2002, the fair value of the Company’s long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 2002, the Company had long-term debt with a carrying value of $190.4 million and estimated fair value of approximately $191.5 million. The market risk is estimated as the potential decrease in fair value of the Company’s long-term debt resulting from a hypothetical increase of 10% in the rates currently offered to the Company. An increase in interest rates would result in approximately a $0.8 million increase in fair value of the Company’s long-term debt. The Company does not have operations subject to risks of foreign currency fluctuations.

ITEM 8. Financial Statements and Supplementary Data

     The information required by this item (other than selected quarterly financial data which is set forth below) is incorporated by reference to the Consolidated Financial Statements included elsewhere in this Form 10-K. The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2002. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

	2002 Quarter Ended				2001 Quarter Ended

	March	June	September	December	March	June	September	December
	31	30	30	31	31	30	30	31

Statement of Operations Data:
Net sales	$76,723	$74,042	$77,171	$74,580	$73,853	$70,909	$68,498	$75,478
Costs and expenses:
Database and production costs	21,260	21,313	20,618	21,519	21,387	19,526	19,032	20,935
Selling, general and administrative	31,881	31,966	34,711	33,427	27,261	26,682	26,341	32,118
Depreciation and amortization (1)	7,104	7,149	6,805	7,025	12,733	12,189	11,736	11,469
Acquisition costs (2)	63	110	2	6	—	—	—	493
Non-cash stock compensation	—	27	8	17	77	225	146	—
Litigation settlement charges (3)	—	307	110	—	—	—	—	1,104
Restructuring charges (4)	167	645	804	915	876	767	2,989	267

Operating income	16,248	12,525	14,113	11,671	11,519	11,520	8,254	9,092
Other expense, net (5)	(5,548)	(5,899)	(3,484)	(3,624)	(6,729)	(6,268)	(5,146)	(5,907)

Income from continuing operations before income taxes and extraordinary item	10,700	6,626	10,629	8,047	4,790	5,252	3,108	3,185
Income tax expense	4,065	2,400	4,225	3,107	2,936	3,047	2,874	2,514

Income from continuing operations before extraordinary item	6,635	4,226	6,404	4,940	1,854	2,205	234	671
Extraordinary item, net of tax (6)	(1,769)	—	—	—	—	—	—	—

Net income	$4,866	$4,226	$6,404	$4,940	$1,854	$2,205	$234	$671

Basic earnings per share from continuing operations	$0.13	$0.08	$0.12	$0.10	$0.04	$0.05	$0.00	$0.01

Diluted earnings per share from continuing operations	$0.13	$0.08	$0.12	$0.10	$0.04	$0.05	$0.00	$0.01

Basic earnings per share	$0.10	$0.08	$0.12	$0.10	$0.04	$0.05	$0.00	$0.01

Diluted earnings per share	$0.10	$0.08	$0.12	$0.10	$0.04	$0.05	$0.00	$0.01

Weighted average shares outstanding — basic	50,908	50,923	50,991	51,070	50,609	50,571	50,571	50,891

Weighted average shares outstanding — diluted	51,223	51,088	50,991	51,070	50,609	50,571	50,587	50,903

(1)	Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” and the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, goodwill amortization was not recorded on new acquisitions after July 1, 2001 for fiscal year 2001 and no goodwill amortization was recorded during 2002.

(2)	Includes the following acquisition costs: 1) $0.2 million related to various acquisitions made during 2002, and 2) $0.5 million for the acquisition of Polk City Directories from Equifax, Inc during 2001. These costs are not direct costs of acquisition and therefore can not be capitalized as part of the purchase price. Rather, these are general and administrative costs incurred in connection with the integration of these businesses.

(3)	During 2002 and 2001, the Company settled legal issues totaling $0.4 million and $1.1 million, respectively, in connection with the settlement of various contractual disputes.

(4)	During 2002, the Company recorded restructuring charges for severance costs of $2.5 million for 230 employees terminated during the year. During 2001, the Company recorded the following restructuring charges: 1) $2.1 million severance costs for 265 employees terminated during 2001, and 2) estimated lease termination costs of $2.8 million associated with the infoUSA.com Foster City, California location.

(5)	During 2002, the Company recorded other charges totaling $2.7 million for: 1) a loss of $1.1 million for an other-than-temporary decline in the value of a nonmarketable equity investment, 2) a charge of $1.2 million for the reclassification of an interest rate swap agreement due to the refinancing of the Company’s senior debt credit facility during the year, and 3) the Company repurchased $9.0 million of its Senior Subordinated Notes. As part of the repurchases, the Company recorded charges totaling $0.4 million for net unamortized debt issue costs related to the Senior Subordinated Notes and for amounts paid in excess of par.

(6)	During 2002, the Company refinanced its senior debt credit facility resulting in a charge of $1.8 million, net of tax, for the net unamortized debt issue costs related to the extinguishment of the senior debt credit facility.

	2002 Quarter Ended				2001 Quarter Ended

	March	June	September	December	March	June	September	December
	31	30	30	31	31	30	30	31

Statement of Operations Data:
As a Percentage of Net Sales:
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Database and production costs	28	29	27	29	29	28	28	28
Selling, general and administrative	42	43	45	45	37	38	39	43
Depreciation and amortization	9	10	9	9	17	17	17	15
Impairment of assets	—	—	—	—	—	—	—	—
Acquisition costs	—	—	—	—	—	—	—	1
Non-cash stock compensation	—	—	—	—	—	—	—	—
Litigation settlement charges	—	—	—	—	—	—	—	1
Restructuring charges	—	1	1	1	1	1	4	—

Operating income	21	17	18	16	16	16	12	12
Other income (expense), net	(7)	(8)	(5)	(5)	(9)	(9)	(8)	(8)

Income from continuing operations before income taxes and extraordinary item	14	9	13	11	7	7	4	4
Income taxes	5	3	5	(4)	4	4	4	(3)

Income from continuing operations before extraordinary item	9	6	8	7	3	3	—	1
Extraordinary item, net of tax	3	—	—	—	—	—	—	—

Net income	6%	6%	8%	7%	3%	3%	—%	1%

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The required information regarding Directors of the registrant is incorporated by reference to the information under the caption “Nominees for Election at the Annual Meeting” and “Incumbent Directors whose Terms of Office Continue After the Annual Meeting” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 2003.

     The required information regarding Executive Officers of the registrant is contained in Part I of this Form 10-K.

     The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 2003.

ITEM 11. Executive Compensation

     Incorporated by reference to the information under the captions “Election of Directors — Board Compensation,” “Executive Compensation,” and “Certain Transactions” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 2003.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the information under the caption “Security Ownership” and “Executive Compensation — Equity Compensation Plan Table” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 2003.

ITEM 13. Certain Relationships and Related Transactions

     Incorporated by reference to the information under the captions “Certain Transactions” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 2003.

ITEM 14. Controls and Procedures

     Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended. Subsequent to the date of our management’s evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  The following documents are filed as a part of the Report:

1. Financial Statements. The following Consolidated Financial Statements of infoUSA Inc. and Subsidiaries and Report of Independent Accountants are included elsewhere in this Form 10-K:

2. Financial Statement Schedule. The following consolidated financial statement schedule of infoUSA Inc. and Subsidiaries for the years ended December 31, 2002, 2001 and 2000 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements.

Description	Page No.

Schedule II Valuation and Qualifying Accounts	67

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:

2.1	—	Asset Purchase Agreement between the Company and Digital Directory Assistance, Inc. is incorporated herein by reference to exhibits filed with the Company’s Current Report on Form 8-K dated September 10, 1996.
2.2	—	Agreement and Plan of Reorganization between the Company and the Shareholders of County Data Corporation is incorporated herein by reference to Exhibits filed with Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996.
2.3	—	Agreement and Plan of Reorganization between the Company and the Shareholders of 3319971 Canada Inc. is incorporated herein by reference to Exhibits filed with Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996.
2.4	—	Agreement and Plan of Reorganization between the Company and the Shareholders of Marketing Data Systems, Inc. is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-3 (File No. 333-36669) filed October 23, 1997.
2.5	—	Agreement and Plan of Reorganization between the Company and the Shareholders of DBA Holdings, Inc. is incorporated herein by reference to exhibits filed with the Company’s Current Report on Form 8-K dated February 28, 1997.
2.6	—	Agreement and Plan of Reorganization between the Company and the Shareholders of Pro CD, Inc. is incorporated herein by reference to exhibits filed with the Company’s Current Report on Form 8-K Dated September 8, 1997.

2.7	—	Stock Purchase Agreement between the Company and the Shareholders of Walter Karl, Inc. is incorporated herein by reference to exhibits filed with the Company’s Current Report on Form 8-K Dated February 24, 1998.
2.8	—	Asset Purchase Agreement between the Company and JAMI Marketing Services, Inc. is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1998.
2.9	—	Agreement and Plan of Reorganization by and among the Company, Hugo Acquisition Corporation, First Data Corporation, First Data Information Management Group, Inc., DM Holdings, Inc., Donnelley Marketing Holdings, Inc., and Donnelley Marketing, Inc. is incorporated herein by reference to exhibits filed with the Company’s Current Report on Form 8-K dated May 28, 1999.
3.1	—	Certificate of Incorporation, as amended through October 22, 1999, is Incorporated herein by reference to exhibits filed with Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000.
3.2	—	Bylaws are incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992.
3.3	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22,1999, is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form 8-A, as amended, Filed March 20, 2000.
4.1	—	Preferred Share Rights Agreement is incorporated herein by reference to the Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000.
4.2	—	Specimen of Common Stock Certificate is Incorporated herein by reference to the exhibits filed with the Company’s Registration Statement on Form 8-A, as amended), filed March 20, 2000.
4.4	—	Purchase Agreement dated June 12, 1998 between the Company, BT Alex. Brown Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist LLC is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
4.5	—	Indenture dated as of June 18, 1998 (the “Indenture”) by and between the Company and State Street Bank and Trust Company of California, N.A., as Trustee is incorporated herein by reference to Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
4.6	—	Exchange and Registration Rights Agreement dated as of June 18, 1998 by and among the Company and BT Alex. Brown Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist LLC as the Initial Purchasers is incorporated herein by reference to Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
4.7	—	Form of New 9 1/2% Senior Subordinated Note due 2008 is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-4 (File No. 333-61645), filed December 15, 1999.
4.8	—	Credit Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001.

4.9	—	Pledge Agreement by and among infoUSA, Inc., Various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001.
4.10	—	Security Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001.
4.11	—	Subsidiaries Guaranty Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002 , is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001.
10.1	—	Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 33-51352), filed August 28, 1992.
10.2	—	1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (File No. 333-37865), filed October 14, 1997.
10.3	—	1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (File No. 333-82933), filed July 15, 1999.
10.4	—	Employment Agreement dated February 11, 1997 between the Company and Allen F. Ambrosino, incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2000.
10.5	—	Amended and Restated Database License Agreement between Donnelley Marketing, Inc. and First Data Resources, Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999.
10.6	—	Covenant not to compete by First Data Corporation to infoUSA Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999.
18.1	—	Preferability Letter from KPMG to the Company dated March 30, 2001, incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2000.
21.1	—	Subsidiaries and State of Incorporation, filed herewith.
23.1	—	Consent of Independent Accountants, filed herewith.
24.1	—	Power of Attorney, filed herewith.
99.1	—	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
99.2	—	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

     (b)  Reports on Form 8-K:

The Company filed a Form 8-K effective December 3, 2002 announcing the acquisition of ClickAction Inc.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

infoUSA INC.

By:	/s/ STORMY L. DEAN

Stormy L. Dean
Chief Financial Officer
(principal accounting and financial officer)

Dated:	March 20, 2003

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINOD GUPTA Vinod Gupta	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 20, 2003

/s/ STORMY L. DEAN Stormy L. Dean	Chief Financial Officer (principal accounting officer and principal financial officer)	March 20, 2003

/s/ GEORGE F. HADDIX George F. Haddix	Director	March 20, 2003

/s/ ELLIOT S. KAPLAN Elliot S. Kaplan	Director	March 20, 2003

/s/ HAROLD ANDERSEN Harold Andersen	Director	March 20, 2003

/s/ DR. VASANT RAVAL Dr. Vasant Raval	Director	March 20, 2003

/s/ RICHARD J. BORDA Richard J. Borda	Director	March 20, 2003

/s/ DENNIS P. WALKER Dennis P. Walker	Director	March 20, 2003

CERTIFICATIONS

I, Vinod Gupta, certify that:

1.	I have reviewed this annual report on Form 10-K of infoUSA Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ Vinod Gupta

Vinod Gupta
Chief Executive Officer

CERTIFICATIONS

I, Stormy Dean, certify that:

1.	I have reviewed this annual report on Form 10-K of infoUSA Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ Stormy Dean

Stormy Dean
Chief Financial Officer

infoUSA INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors
infoUSA Inc.:

We have audited the accompanying consolidated balance sheets of infoUSA Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of infoUSA Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, during 2000 the Company changed its method of accounting for data licensing arrangements sold with updates.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” for all acquisitions subsequent to July 1, 2001 and SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002.

/s/ KPMG LLP

KPMG LLP

Omaha, Nebraska
January 23, 2003, except
Note 24 which is as of
February 28, 2003

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
ASSETS	2002	2001

Current assets:
Cash and cash equivalents	$6,285	$4,382
Marketable securities	887	1,037
Trade accounts receivable, net of allowances of $3,673 and $4,670, respectively	39,352	44,890
Officer note receivable	510	—
List brokerage trade accounts receivable	16,635	16,992
Prepaid expenses	4,515	6,861
Deferred income taxes	—	1,251
Deferred marketing costs	1,746	2,058

Total current assets	69,930	77,471

Property and equipment, net	45,756	51,640
Intangible assets, net	273,246	284,675
Other assets	4,454	5,302

	$393,386	$419,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$26,312	$19,770
Accounts payable	13,303	7,760
List brokerage trade accounts payable	12,745	15,031
Accrued payroll expenses	11,410	7,891
Accrued expenses	1,827	9,240
Income taxes payable	3,287	4,030
Deferred income taxes	515	—
Deferred revenue	13,821	17,419

Total current liabilities	83,220	81,141

Long-term debt, net of current portion	164,116	205,900
Deferred income taxes	21,722	27,250
Deferred revenue	6,000	9,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0025 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $.0025 par value. Authorized 295,000,000 shares; 51,869,816 shares issued and 51,111,014 shares outstanding at December 31, 2002 and 51,850,339 shares issued and 50,891,248 outstanding at December 31, 2001	130	130
Paid-in capital	92,205	93,551
Retained earnings	32,237	11,801
Treasury stock, at cost, 758,802 shares held at December 31, 2002 and 959,091 shares held at December 31, 2001	(4,538)	(7,028)
Notes receivable from officers	(834)	(1,296)
Accumulated other comprehensive loss	(872)	(1,361)

Total stockholders’ equity	118,328	95,797

	$393,386	$419,088

     See accompanying notes to consolidated financial statements.

infoUSA INC. SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the years ended

	December 31,	December 31,	December 31,
	2002	2001	2000

Net sales	$302,516	$288,738	$305,668
Costs and expenses:
Database and production costs (excluding non-cash stock compensation expense of $19 for year ended December 31, 2000)	84,710	80,880	101,831
Selling, general and administrative (excluding non-cash stock compensation expense of $52, $448 and $3,094 for years ended December 31, 2002, 2001 and 2000, respectively)	131,985	112,402	149,721
Depreciation and amortization	28,083	48,127	52,195
Impairment of assets	—	—	2,135
Acquisition costs	181	493	2,287
Non-cash stock compensation	52	448	3,113
Restructuring charges	2,531	4,899	5,800
Provision for litigation settlement	417	1,104	—

	247,959	248,353	317,082

Operating income (loss)	54,557	40,385	(11,414)
Other income (expense):
Investment income	179	953	1,250
Interest expense	(16,059)	(25,285)	(26,651)
Other charges	(2,675)	—	—
Minority interest	—	282	6,294
Gain on issuance of subsidiary stock	—	—	14,634

Other income (expense), net	(18,555)	(24,050)	(4,473)
Income (loss) from continuing operations before income taxes, extraordinary items and cumulative effect of change in accounting principle	36,002	16,335	(15,887)
Income tax expense	13,797	11,371	1,320

Income (loss) from continuing operations before extraordinary items and cumulative effect of a change in accounting principle	22,205	4,964	(17,207)
Discontinued operation:
Loss from discontinued operations, net of tax	—	—	(3,389)
Loss on disposal of discontinued operations, net of tax	—	—	(771)
Extraordinary item, net of tax	(1,769)	—	—
Cumulative effect of a change in accounting principle, net of tax	—	—	(10,266)

Net income (loss)	$20,436	$4,964	$(31,633)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.43	$0.10	$(0.34)
Extraordinary item	(0.03)	—	—
Loss on discontinued operation and abandonment of subsidiary	—	—	(0.08)
Change in accounting principle	—	—	(0.21)

Net income (loss)	$0.40	$0.10	$(0.63)

Weighted average shares outstanding	51,170	50,651	50,304

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.43	$0.10	$(0.34)
Extraordinary item	(0.03)	—	—
Loss on discontinued operation and abandonment of subsidiary	—	—	(0.08)
Change in accounting principle	—	—	(0.21)

Net income (loss)	$0.40	$0.10	$(0.63)

Weighted average shares outstanding	51,193	50,651	50,304

     See accompanying notes to consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
for the years ended December 31, 2000, 2001, and 2002
(In thousands, except share amounts)

						Notes	Accumulated	Total
					Unamortized	Receivable	Other	Stock-
	Common	Paid-In	Retained	Treasury	Stock	for	Comprehensive	holders'
	Stock	Capital	Earnings	Stock	Compensation	Officer Stock	Income (Loss)	Equity

Balances, December 31, 1999	$127	$82,025	$38,470	$(9,170)	$—	$—	$(641)	$110,811
Comprehensive loss:
Net loss	—	—	(31,633)	—	—	—	—	(31,633)
Foreign currency translation adjustments	—	—	—	—	—	—	(27)	(27)
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	—	(53)	(53)

Total comprehensive income	—	—	—	—	—	—	—	(31,713)

Issuance of 800,324 shares of common stock	2	6,227	—	—	—	—	—	6,229
Issuance of 330,238 shares of treasury stock for Company’s match of 401(k) plan contribution	—	66	—	1,899	—	—	—	1,965
Tax benefit related to employee stock options	—	221	—	—	—	—	—	221
Capital contribution by principal stockholder	—	140	—	—	—	—	—	140
Amortization of stock compensation	—	—	—	—	2,559	—	—	2,559
Unamortized stock compensation	—	7,860	—	—	(7,102)	—	—	758

Balances, December 31, 2000	129	96,539	6,837	(7,271)	(4,543)	—	(721)	90,970

Comprehensive income:
Net income	—	—	4,964	—	—	—	—	4,964
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	—	(640)	(640)

Total comprehensive income	—	—	4,964	—	—	—	(640)	4,324

Issuance of 320,000 shares of common stock in connection with stock option exercises	1	1,279	—	—	—	(1,280)	—	—
Interest on notes receivable	—	—	—	—	—	(16)	—	(16)
Issuance of 40,161 shares of treasury stock for Company’s match of 401(k) plan contribution	—	(123)	—	243	—	—	—	120
Capital withdrawal by principal stockholder	—	(49)	—	—	—	—	—	(49)
Unamortized stock compensation	—	(4,095)	—	—	4,543	—	—	448

Balances, December 31, 2001	130	93,551	11,801	(7,028)	—	(1,296)	(1,361)	95,797

Comprehensive income:
Net income	—	—	20,436	—	—	—	—	20,436
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	—	489	489

Total comprehensive income	—	—	20,436	—	—	—	489	20,925

Issuance of 15,553 shares of common stock in connection with stock option exercises	—	88	—	—	—	—	—	88
Interest on notes receivable	—	—	—	—	—	(47)	—	(47)
Repayments on notes receivable	—	—	—	—	—	509	—	509
Issuance of 200,289 shares of treasury stock for Company’s match of 401(k) plan contribution	—	(1,486)	—	2,490	—	—	—	1,004
Unamortized stock compensation	—	52	—	—	—	—	—	52

Balances, December 31, 2002	$130	$92,205	$32,237	$(4,538)	$—	$(834)	$(872)	$118,328

     See accompanying notes to consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended

	December 31,	December 31,	December 31,
	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$20,436	$4,964	$(31,633)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,083	48,127	52,195
Amortization of deferred financing fees	776	1,494	1,285
Deferred income taxes	(1,234)	(5,644)	(5,938)
Gain on issuance of subsidiary stock	—	—	(14,634)
Non-cash stock option compensation expense	52	448	3,113
Non-cash 401(k) contribution in common stock	1,004	120	1,965
Tax benefit related to employee stock options	—	—	221
Non-cash acquisition costs	—	—	615
Minority interest in loss of consolidated subsidiary	—	(282)	(6,294)
Impairment of other assets	—	—	2,135
Loss on interest rate swap agreement	1,204	—	—
Non-cash investment loss	1,124	—	—
Non-cash other charges	258	—	—
Extraordinary item	1,769	—	—
Non-cash withdrawal by principal shareholder	—	(49)	—
Non-cash interest earned on notes from officers	(47)	(16)	—
Cumulative effect of accounting change	—	—	13,709
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	6,079	15,368	8,706
List brokerage trade accounts receivable	3,981	(3,493)	3,235
Prepaid expenses	2,819	198	(4,763)
Deferred marketing costs	312	411	488
Accounts payable	3,618	(4,221)	3,028
List brokerage trade accounts payable	(4,167)	1,050	(2,394)
Income taxes receivable and payable, net	(743)	8,297	(5,966)
Accrued expenses and deferred revenue	(12,122)	(12,223)	17,078

Net cash provided by operating activities	53,202	54,549	36,151

Cash flows from investing activities:
Purchases of marketable securities	—	(1,000)	—
Purchase of other investments	(76)	(32)	(32)
Purchases of property and equipment	(2,867)	(5,876)	(9,150)
Acquisitions of businesses and minority interests, net of cash acquired	(9,793)	(22,738)	(8,751)
Database development costs	—	—	(99)
Software development costs	(2,013)	(2,382)	(11,459)

Net cash used in investing activities	(14,749)	(32,028)	(29,491)

Cash flows from financing activities:
Repayments of long-term debt	(36,107)	(41,931)	(22,299)
Proceeds from long-term debt	—	2,437	—
Proceeds from sale of subsidiary common stock	—	—	22,845
Deferred financing costs	(1,040)	(338)	(559)
Proceeds from exercise of stock options and collection of notes	597	—	4,200

Net cash provided by (used in) financing activities	(36,550)	(39,832)	4,187

Net increase (decrease) in cash and cash equivalents	1,903	(17,311)	10,847
Cash and cash equivalents, beginning of year	4,382	21,693	10,846

Cash and cash equivalents, end of year	$6,285	$4,382	$21,693

Supplemental cash flow information:
Interest paid	$15,685	$24,588	$25,939

Income taxes paid	$16,297	$8,230	$8,116

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

     Marketable Securities. Marketable securities have been classified as available-for-sale and are therefore carried at fair value, which are estimated based on quoted market prices. Unrealized gains and losses, net of related tax effects, are reported as other comprehensive income (loss) within the statement of stockholders’ equity until realized. Unrealized and realized gains and losses are determined by specific identification. For investments in common stock that are either nonmarketable or of which the entity has a 20 percent or less ownership interest, the cost method is used to account for the Company’s investments in the common stock because the Company does not have the ability to exercise significant influence over the investee’s operating and financial policies.

     Management monitors and evaluates the financial performance of the businesses in which it invests and compares the carrying value of the investment to quoted market prices (if available), or the fair values of similar investments. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other-than-temporary, the Company records the decline in value as a realized impairment loss and a reduction in the cost of the investment. Impairment losses from other-than-temporary declines in the fair value of the Company’s investments were $1.1 million in 2002 and are included in other charges on the accompanying consolidated statement of operations.

     List brokerage trade accounts receivable and trade accounts payable. For all list brokerage services, the Company serves as a broker between unrelated parties who wish to purchase a certain list and unrelated parties who have the desired list for sale. Accordingly, the Company recognizes trade accounts receivable and trade accounts payable, reflecting a “gross-up” of the two concurrent transactions. The transactions are not structured providing for the right of offset. List brokerage sales are recognized net of costs on the accompanying consolidated statement of operations.

     Advertising Costs. Direct marketing costs associated with the mailing and printing of brochures and catalogs are capitalized and amortized over a period of six months that corresponds to the estimated revenue stream of the individual advertising activities. All other advertising costs are expensed as the advertising takes place. Total unamortized marketing costs at December 31, 2002 and 2001, was $1.7 million and $2.1 million, respectively. Total advertising expense for the years ended December 31, 2002, 2001, and 2000 was $15.1 million, $12.2 million, and $31.8 million, respectively.

     Property and Equipment. Property and equipment (including equipment acquired under capital leases) are stated at cost and are depreciated or amortized primarily using straight-line methods over the estimated useful lives of the assets, as follows:

Building and improvements	30 years
Office furniture and equipment	7 years
Computer equipment	3 years
Capitalized equipment leases	5 years

     Intangibles. Intangible assets are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets, as follows:

Distribution networks	2 years
Noncompete agreements	Term of agreements
Purchased data processing software	2 to 7 years
Database costs	1 to 5 years
Core technology costs	3 years
Customer base costs	3 to 15 years
Tradename costs	10 to 20 years
Perpetual software license agreement	10 years
Software development costs	1 to 5 years
Workforce costs	5 to 8 years

     Prior to the adoption of SFAS No. 142, the Company evaluated the recoverability of goodwill pursuant to Accounting Principles Board Opinion No. 17, “Intangible Assets,” and used estimates of future cash flows in periodically evaluating goodwill for impairment. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s estimated fair value.

     Goodwill resulting from acquisitions of businesses and minority interests after June 30, 2001, are not subject to amortization in accordance with the requirements of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets.

     Software Capitalization. Until technological feasibility is established, software development costs are expensed as incurred. After that time, direct costs are capitalized and amortized equal to the greater of the ratio of current revenues to the estimated total revenues for each product or the straight-line method, generally over one year for software developed for external use. Unamortized software costs included in intangible assets at December 31, 2002 and 2001, were $3.8 million and $5.8 million, respectively. Amortization of capitalized costs during the years ended December 31, 2002, 2001 and 2000, totaled approximately $4.0 million, $7.0 million, and $10.6 million, respectively. During 2000, the Company recorded an impairment of $0.2 million on the unamortized balance of certain data warehousing project costs.

     Database Development Costs. Costs to maintain and enhance the Company’s existing business and consumer databases are expensed as incurred. Costs to develop new databases, which primarily represent direct external costs, are capitalized with amortization beginning upon successful completion of the compilation project. Database development costs are amortized straight-line over the expected lives of the databases generally ranging from one to five years. Unamortized database development costs included in intangible assets at December 31, 2001 were $10 thousand. There were no unamortized database development costs at December 31, 2002. Amortization of capitalized costs during the years ended December 31, 2002, 2001, and 2000 totaled approximately $10 thousand, $63 thousand, and $151 thousand, respectively. During 2000, the Company recorded an impairment of $0.8 million on the unamortized balance of the Company’s infoPix database.

     Long-lived assets. All of the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized in operating results. The impairment loss is measured using discounted cash flows or quoted market prices, when available. The Company also periodically reevaluates the remaining useful lives of its long-lived assets based on the original intended and expected future use or benefit to be derived from the assets. Changes in estimated useful lives are reflected prospectively by amortizing the remaining book value at the date of the change over the adjusted remaining estimated useful life. During 2000, the Company recorded impairments totaling $1.1 million for certain infoUSA.com leasehold improvements, infoUSA.com capitalized public offering costs, and for certain equipment related to the infoPix business photograph project.

     Revenue Recognition. The Company’s revenue is primarily generated from the sale of its products and services and the licensing of its data to third parties. Revenue from sales lead and directory products are recognized when the product is shipped. Revenue for consumer products sold through retail distribution channels are recognized when shipped, net of a reserve for product returns. Revenues from database and data processing services are recognized on a time and materials basis as services are rendered. During 2000, the Company changed its method of accounting for data licensing arrangements sold with updates to record revenue on a straight-line basis over the license term. This newly adopted method of accounting better reflects the service commitment inherent in the Company’s licensing agreements in light of the growing proportion of such licensing revenue from long-term and continuous access agreements. The cumulative effect of the change in method for periods prior to January 1, 2000 of $10.3 million (net of income taxes of $3.5 million), or $.21 per share, is shown as the cumulative effect of a change in accounting principle in the accompanying 2000 Consolidated Statement of Operations. The change to a more preferable revenue recognition method increased fiscal year 2000 revenues by $609 thousand.

     Reserves are established for estimated returns and uncollectible amounts on sales of product where the customer has the right of return. Royalty revenue is recognized at the time it is earned under the Company’s license agreements. Advertising revenue is typically derived from advertising agreements in which the Company receives a fixed fee or a fee based on a per impression or click through basis and is recognized as the Company fulfills the terms of the agreement. Revenue from revenue-sharing agreements is recognized after the transaction has occurred and in the period the obligation to pay is reported by the product or service provider.

     Change in Ownership Interest - Gains or losses from a change in ownership of a consolidated subsidiary, or an unconsolidated affiliate are recognized in the consolidated statements of operations in the period of change.

     Stock-based compensation. The Company and its subsidiaries account for its employee stock options using the intrinsic value method. When both the number of shares that an individual employee is entitled to receive and the option price are known at the grant date, total compensation cost for the Company’s grant of stock options to employees is measured at the grant date. Compensation cost is recognized as expense over the periods in which the employee performs the related services, which is generally presumed to be the vesting period.

     Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the data of grant. SFAS No. 123 also allows entities, as the Company has elected, to continue to use an intrinsic value method of measuring compensation expense and provide pro forma net income disclosure as if the fair-value method defined in SFAS No. 123 had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) would have been:

	For the years ended

	December 31,	December 31,	December 31,
	2002	2001	2000

	(In thousands, except per share amounts)
Net income (loss) — as reported	$20,436	$4,964	$(31,633)
Stock based compensation expense determined under fair value based method, net of tax	(1,178)	(2,288)	(4,058)
Stock based compensation expense previously recognized under APB No. 25, net of tax	—	221	1,409

Net income (loss) — pro forma	$19,258	$2,897	$(34,282)

Basic earnings (loss) per share — as reported	0.40	0.10	(0.63)
Basic earnings (loss) per share — pro forma	0.38	0.06	(0.68)
Diluted earnings (loss) per share — as reported	0.40	0.10	(0.63)
Diluted earnings (loss) per share — pro forma	0.38	0.06	(0.68)

     The above pro forma results are not likely to be representative of the effects on reported net income for future years since options vest over several years and additional awards generally are made each year.

     The fair value of the weighted average of each year’s option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002, 2001 and 2000: expected volatility of 11.94% (2002), 12.34% (2001) and 10.26% (2000); risk free interest rate based on the U.S. Treasury strip yield at the date of grant; and expected lives of 4 to 6 years.

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

     Derivative Instruments and Hedging Activities. In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities.” In June 2000 the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133.” SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $0.3 million in accumulated other comprehensive income to recognize at fair value the Company’s interest rate swap which was designated as a cash-flow hedging instrument.

     All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively and records changes in fair value of the derivative to income (loss).

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

     The following data show the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. In 2001, the exercise price of all outstanding options were higher than the average market price of the underlying common stock and were therefore not dilutive. Certain options on shares of common stock were not included in computing diluted earnings because their effects were antidilutive.

	For the years ended

	December 31,	December 31,	December 31,
	2002	2001	2000

	(In thousands)
Weighted average number of shares outstanding used in basic EPS	51,170	50,651	50,304
Net additional common equivalent shares outstanding after assumed exercise of stock options	23	—	—

Weighted average number of shares outstanding used in diluted EPS	51,193	50,651	50,304

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

     New Accounting Standards. In June 2001, the FASB released SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of asset retirement obligations as a liability rather than a contra-asset. SFAS No. 143 is effective for the Company’s fiscal year ending December 31, 2003. SFAS No. 143 is not expected to have an impact on the Company’s consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4 which required all gains and losses from the extinguishments of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modification that have economic effect similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Upon adoption of the new accounting standard in 2003, the Company is required to reclassify the extraordinary item of $1.8 million related to the extinguishment of debt as reported in the 2002 consolidated statement of operations. The reclassification will increase other non-operating expense by $2.9 million and decrease income tax expense by $1.1 million.

     In June 2002, the FASB released SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting and reporting for costs associated with exit or disposal activities, and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity.” SFAS No. 146 addresses involuntary one-time employee termination benefits, cost to terminate a contract that is not a capital lease, and other associated exit costs. Existing accounting guidelines require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 will prohibit companies from recognizing an exit or disposal liability until the liability can be measured at fair value. The Company is required to be in conformity with the provisions of SFAS No. 146 for exist or disposal activities that are initiated after December 31, 2002. The Company has not yet determined the impact of adopting SFAS No. 146.

     In October 2002, the Emerging Issues Task Force of the FASB reached tentative conclusion on the accounting for revenues in transactions that involve multiple deliverables. The expected guidance will govern how to identify whether goods or services or both, that are to be delivered separately in a bundled sales arrangement, should be accounted for separately. The guidance from the tentative reaches a consensus on the issue. The Company would, therefore, be required to adopt the guidance in the financial statements for the quarter ended March 31, 2003. The Company has not yet determined the impact of this issue on the consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of SFAS No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also specifies the requirements for liability recognition (at fair value) for obligations undertaken in issuing the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002, (December 31, 2002 financial statements for calendar year companies). The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002. The Company has not yet determined the effect of Interpretation No. 45 on its financial statements with respect to initial recognition and measurement.

3. Acquisitions

     During 2002, 2001 and 2000, the Company completed several acquisitions of businesses. Each acquisition was accounted for using the purchase method of accounting. Capitalized purchase of the acquisitions included direct costs of acquisition of $1.4 million, $0.3 million and $0.6 million in 2002, 2001 and 2000, respectively, in addition to amounts described below. The results of each acquired business has been included in the Company’s consolidated financial statements since the date of acquisition.

     In December 2002, the Company acquired all issued and outstanding stock of ClickAction Inc., a provider of email marketing automation solutions. Total consideration for the acquisition included cash of $4.1 million. In addition, as part of the purchase of ClickAction Inc., the Company incurred liabilities for severance of $0.3 million. The Company identified duplicate operations comprised of approximately 10 staff that would not be required subsequent to acquisition. As of December 31, 2002, no payments had been made related to the severance liability recorded. The purchase price for the acquisition has been preliminarily allocated to current assets of $3.1 million (including cash acquired of $1.5 million), property and equipment of $1.0 million, other assets of $1.4 million, current liabilities of $1.8 million, long-term liabilities of $0.1 million and goodwill of $0.5 million. The transaction is subject to purchase price adjustment, whereby the purchase price for the acquisition could range from $3.5 million to $4.1 million. Changes in certain working capital accounts subsequent to acquisition may cause an adjustment to the purchase price. The total of the adjustments cannot exceed $650 thousand.

     In September 2002, the Company acquired certain assets and assumed certain liabilities of City Publishing Company, Inc., a business directory provider. Total consideration for the acquisition included cash of $1.6 million. In addition, as part of the purchase of City Publishing Company, the Company incurred liabilities for severance and facility closure costs totaling $0.4 million. The Company identified duplicate operations comprised of approximately 70 staff that would not be required subsequent to acquisition. As of December 31, 2002, payments of $0.2 million had been made related to the exit cost liabilities recorded, leaving a remaining accrual balance of $0.2 million. The purchase price for the acquisition has been preliminarily allocated to current assets of $0.4 million, property and equipment of $20 thousand, current liabilities of $0.6 million and goodwill of $1.8 million.

     In June 2002, the Company acquired certain assets and assumed certain liabilities of Hill-Donnelly Inc., a business directory provider. Total consideration for the acquisition included cash of $1.8 million. The purchase price for the acquisition has been preliminarily allocated to current assets of $0.3 million, property and equipment of $0.2 million, current liabilities of $0.1 million and goodwill of $1.4 million.

     In April 2002, the Company acquired certain assets and assumed certain liabilities of Key Contacts, Inc., a Canadian database list business. Total consideration for the acquisition was cash of $193 thousand. The purchase price for the acquisition has been preliminarily allocated to property and equipment of $5 thousand, current liabilities of $34 thousand and goodwill of $223 thousand.

     In March 2002, the Company acquired the e-mail list business of DoubleClick, Inc. through an acquisition of assets and the assumption of certain liabilities. Total consideration for the acquisition was cash of $2.0 million. The purchase price for the acquisition has been preliminarily allocated to current assets of $3.7 million, current liabilities of $2.0 million and goodwill of $0.3 million.

     In January 2002, the Company acquired all issued and outstanding common stock of Database Concepts, Inc., a Canadian database development business. Total consideration for the acquisition was cash of $224 thousand. The purchase price for the acquisition has been preliminarily allocated to current assets of $44 thousand, property and equipment of $8 thousand, current liabilities of $160 thousand and goodwill of $332 thousand.

     In October 2001, the Company purchased the business of Polk City Directories through an acquisition of assets from Equifax. Polk City Directories provides printed reference guides listing business and residential information, that will complement and expand our state and national directory product offerings. Total consideration for the acquisition was $6.0 million in cash. During 2001, the Company recorded goodwill of $4.4 million in its preliminary purchase price allocation of the net assets acquired. During 2002, the Company completed the allocation of the purchase price for Polk City Directories, resulting in a reclassification of $0.5 million from current assets to goodwill. Intangibles recorded as part of the purchase included goodwill of $4.9 million.

     In August 2001, the Company purchased the minority interest of its subsidiary, infoUSA.com, through the acquisition of assets. Total consideration for the acquisition was $24.7 million, comprised of $15.7 million of restricted cash, $3.0 million cash provided by operations and a $6.0 million subordinated note, bearing 6% interest and payable in two years. Intangible assets recorded as a result of the purchase include goodwill of $19.6 million.

     In May 2000, the Company acquired certain assets and assumed certain liabilities of Getko Direct Response of Canada (“Getko”), a Cendant Corporation company. Getko provides Canadian list and data processing services for the direct marketing industry. Total consideration for the acquisition was $1.6 million. Intangibles recorded as part of the purchase included goodwill of $1.5 million.

     In May 2000, the Company acquired certain assets and assumed certain liabilities of idEXEC, a Thomson Financial company. idEXEC provides a worldwide database of 60,000 large businesses and 400,000 executives for business-to-business prospecting, marketing, and research applications. Total consideration for the acquisition was $7.3 million, consisting of $5.1 million in cash, and 391,000 shares of common stock at a recorded value of $2.2 million. The Company determined the fair value of its shares issued for the purchase using the average share price for the Company’s common stock prior to and subsequent to the announcement date of May 2, 2000. Intangibles recorded as part of the purchase included goodwill of $8.4 million.

     In March 2000, the Company acquired all issued and outstanding common stock of American Church Lists, a national proprietary database of religious institutions, organizations and affiliations. Total consideration for the acquisition was $2.0 million. Intangibles recorded as part of the purchase included goodwill of $1.9 million.

     Operating results for each of these acquisitions are included in the accompanying consolidated statements of operations from the respective acquisition dates. Assuming the above-described companies had been acquired on January 1, 2001, included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income (loss) and net income (loss) per share would have been as follows:

	For the years ended

	December 31,	December 31,
	2002	2001

	(In thousands, except per share amounts)
	(unaudited)
Net sales	$316,510	$345,738
Net income (loss)	$16,144	$(7,287)
Basic earnings (loss) per share	$0.32	$(0.14)
Diluted earnings (loss) per share	$0.32	$(0.14)

     The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results which may occur in the future. Pro forma net income includes adjustments for amortization of intangible assets and income taxes.

4. Marketable Securities

     At December 31, 2002 and 2001, marketable securities available for-sale consist of common stock and mutual funds, which the Company believes cost approximates fair market value. For the years ended December 31, 2002, 2001 and 2000, there were no proceeds or realized gains (losses) from the sale of marketable securities.

5. Comprehensive Income (Loss)

     The components of accumulated other comprehensive income (loss) were as follows:

	For the years ended

	December 31,	December 31,	December 31,
	2002	2001	2000

	(In thousands)
Other comprehensive income (loss):
Unrealized gain (loss) from investments:
Unrealized gains (losses)	$(329)	$(268)	$(85)
Related tax expense	125	102	32

Net	(204)	(166)	(53)

Interest rate swap agreement:
Gains (losses)	—	(850)	—
Related tax expense	—	323	—

Net	—	(527)	—

Foreign currency translation adjustments	(668)	(668)	(668)

Accumulated other comprehensive income (loss)	$(872)	$(1,361)	$(721)

6. Property and Equipment

	December 31,	December 31,
	2002	2001

	(In thousands)
Land and improvements	$3,225	$3,225
Buildings and improvements	31,037	30,427
Furniture and equipment	65,519	61,666
Capitalized equipment leases	16,046	15,591

	115,827	110,909
Less accumulated depreciation and amortization:
Owned property	61,732	53,101
Capitalized equipment leases	8,339	6,168

Property and equipment, net	$45,756	$51,640

7. Intangible Assets

     Intangible assets consist of the following:

	December 31,	December 31,
	2002	2001

	(In thousands)
Goodwill	$269,452	$265,832
Noncompete agreements	13,534	13,534
Core technology	4,800	4,800
Customer base	8,372	8,372
Trade names	15,802	15,802
Purchased data processing software	73,478	73,478
Acquired database costs	19,000	19,000
Perpetual software license agreement	8,000	8,000
Software development costs	3,826	5,801
Database costs	—	10
Deferred financing costs	9,080	10,894

	425,344	425,523
Less accumulated amortization	152,098	140,848

	$273,246	$284,675

     Beginning January 1, 2002, the Company adopted the provisions of SFAS 142 and ceased the amortization of goodwill and certain other intangible assets in 2002 and future years. Amortization expense for goodwill of $16.5 million, net of tax benefit of $1.5 million, was recorded during 2001 that was not recorded during 2002. Amortization expense for goodwill of $16.3 million, net of tax benefit of $1.4 million, was recorded during 2000 that was not recorded during 2002.

     Assuming the provisions of SFAS 142 had been implemented as of January 1, 2000, adjusted net income before extraordinary items, adjusted net income and earnings per share would have been:

	For the years ended,

	December 31,	December 31,	December 31,
	2002	2001	2000

Reported income from continuing operations	$22,205	$4,964	$(17,207)
Goodwill amortization, net of tax	—	15,054	14,886

Adjusted income from continuing operations	$22,205	$20,018	$(2.321)

Reported net income	$20,436	$4,964	$(31,633)
Goodwill amortization, net of tax	—	15,054	14,886

Adjusted net income	$20,436	$20,018	$(16,747)

Reported income from continuing operations	$0.43	$0.10	$(0.34)
Goodwill amortization, net of tax	—	0.30	0.30

Adjusted income from continuing operations	$0.43	$0.40	$(0.04)

Reported net income per share	$0.40	$0.10	$(0.63)
Goodwill amortization, net of tax	—	0.30	0.30

Adjusted net income per share	$0.40	$0.40	$(0.33)

     Future amounts by calendar year for amortization of goodwill as of December 31, 2002 are as follows (in thousands):

2003	$13,302
2004	13,302
2005	13,302
2006	7,921
2007	2,061

8. Financing Arrangements

     Long-term debt consists of the following:

	December 31,	December 31,
	2002	2001

	(In thousands)
9 1/2% Senior Subordinated Notes	$97,000	$106,000
Senior Secured Credit Facilities — Term A Loan	34,250	30,583
Senior Secured Credit Facilities — Term B Loan	40,750	68,488
Senior Secured Credit Facilities — Revolving Credit Facility	—	—
Mortgage note, collateralized by deed of trust. Note bears a Variable interest rate of Libor plus 2.75% . Principal is due October 2006. Interest is payable monthly	7,516	8,100
Mortgage note, collateralized by deed of trust. Note bears a Variable interest rate of Libor plus 2.50% . Principal is due August 2006. Interest is payable monthly	2,201	2,359
Uncollateralized note payable for purchase of infoUSA.com minority interest. Note bears a fixed interest rate of 6.0% Principal is due August 2003. Interest is payable monthly	6,000	6,000
Collateralized note payable for equipment. Note bears a variable interest rate of Libor plus 2.25%. Principal is due October 2005. Interest is payable monthly	2,128	—
Uncollateralized note payable for leasehold improvements Note bears a fixed interest rate of 5.0%. Principal is due September 2003. Interest is payable quarterly	75	433
Capital lease obligations (See Note 16)	508	3,707

	190,428	225,670
Less current portion	26,312	19,770

Long-term debt	$164,116	$205,900

     Future maturities by calendar year of long-term debt as of December 31, 2002 are as follows (in thousands):

2003	$26,312
2004	19,499
2005	2,693
2006	44,924
2007	—
Thereafter	97,000

Total	$190,428

     On March 6, 2002, the Company refinanced the Senior Secured Credit facility administered by Deutsche Bank with Banc of America Securities, LLC. Under the refinanced Senior Secured Credit facility, the payment terms of the Term Loans A and B were changed such that the total debt will be due in March 2006. The new Senior Secured Credit facility provided for a Term A Loan of $47.0 million due March 2005, a Term B Loan of $45.0 million due March 2006 and $18.0 million under a revolving credit facility due March 2005. In 2002, the Company wrote-off deferred financing costs of $2.9 million in connection with the refinancing of these Senior Secured Credit facilities. The loss on extinguishment was classified as an extraordinary item, net of tax, of $1.8 million.

     The Senior Secured Credit Facility provides for grid-based interest pricing based upon the Company’s consolidated leverage ratio and ranges from base rate + 1.00% to 1.75% for base rate loans and from LIBOR + 2.00% to 2.75% for LIBOR loans for the Term A Loan, interest at base rate + 2.00% for base rate loans and LIBOR + 3.00% for LIBOR loans for the Term B Loan and a Revolving Credit Facility in the amount of $18.0 million which provides the same interest pricing as the Term Loan A Loan. Substantially all assets of the Company are pledged as security under the terms of the Credit Facility. As of December 31, 2002, the Term A Loan had a balance of $34.3 million, with an interest rate of 4.30% and a Term B Loan balance of $40.8 million, with an interest rate of 4.80%. Additionally, the Company is required to pay a commitment fee of between 0.35% and 0.50%, dependent on the consolidated leverage ratio, on the average unused amount of the Revolving Credit Facility.

     On June 18, 1998, the Company completed a private placement of 9 1/2% Senior Subordinated Notes due June 15, 2008 with an aggregate principal balance of $115.0 million. The Notes are subject to various covenants, including among other things, limiting additional indebtedness and the ability to pay dividends. Interest on the Notes will accrue from the original issuance date of the unregistered notes and will be payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 1998, at the rate of 9 1/2% per annum. The Notes are redeemable, in whole or in part, at the option of the Company, on or after June 15, 2003, at designated redemption prices outlined in the Indenture governing the Notes, plus any accrued interest to the date of redemption. In the event of a change in control, each holder of Notes will have the right to require the Company to repurchase such holder’s Notes at a price equal to 101% of the principal amount thereof, plus any accrued interest to the repurchase date.

     Interest rate swap agreements were used by the Company to reduce the potential impact of increases in interest rates on floating-rate long-term debt (See Note 15).

     The Company is subject to certain financial covenants in the Credit Facility, including minimum consolidated interest coverage ratio, maximum consolidated leverage ratio and minimum consolidated EBITDA. Management believes the Company is in compliance with or has obtained waivers for all restrictive covenants of the Company’s various debt facilities.

9. Income Taxes

     The provision for income taxes before extraordinary items consists of the following:

	For the years ended

	December 31,	December 31,	December 31,
	2002	2001	2000

	(In thousands)
Current:
Federal	$16,490	$10,441	$4,843
State	1,369	900	415

	17,859	11,341	5,258

Deferred:
Federal	(3,695)	28	(3,627)
State	(367)	2	(311)

	(4,062)	30	(3,938)

	$13,797	$11,371	$1,320

     The effective income tax rate for continuing operations varied from the Federal statutory rate as follows:

	For the years ended

	December 31,	December 31,	December 31,
	2002	2001	2000

	(In thousands)
Expected Federal income taxes at statutory rate of 35%	$12,601	$5,724	$(5,560)
State taxes, net of Federal effects	651	586	68
Amortization of nondeductible intangibles	—	4,577	4,595
Gain on of subsidiary common stock	—	—	(5,122)
Change in valuation allowance	—	—	6,805
Other	545	484	534

	$13,797	$11,371	$1,320

     The components of the net deferred tax assets (liabilities) were as follows:

	December 31,	December 31,
	2002	2001

	(In thousands)
Deferred tax assets:
Unrealized losses	$125	$425
Other than temporary decline	427	—
Accounts receivable	1,130	1,123
Accrued vacation	1,192	1,158
Depreciation	440	—
Net operating losses	1,371	—

	4,685	2,706

Deferred tax liabilities:
Intangible assets	(23,869)	(24,147)
Depreciation	—	(1,464)
Deferred marketing costs	(663)	(782)
Prepaid expenses and other assets	(2,390)	(2,312)

	(26,922)	(28,705)

Net deferred tax liabilities	$(22,237)	$(25,999)

     Extraordinary items are presented net of income tax benefits of $1.1 million for the year ended December 31, 2002. Loss on discontinued operations and cumulative effect of accounting change are presented net of income tax benefits of $6.0 million for the year ended December 31, 2000.

     The Company had a valuation allowance for deferred tax assets at December 31, 2000 of $6,805 and a change in the valuation allowance of $6,805 for the year ended December 31, 2000. The Company had no valuation allowance at December 31, 2002 or 2001. The entire valuation allowance related to net operating losses generated by a majority owned subsidiary which was not included in the Company’s consolidated group for tax purposes. As discussed in Note 3, the Company eliminated the minority interest of this subsidiary during 2001. The transaction resulted in the net operating losses and related valuation allowance of the subsidiary being acquired by the minority shareholders. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company’s subsidiary will need to generate future taxable income prior to the expiration of the net operating loss carryforwards. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes a valuation allowance of $6,805 as of December 31, 2000 and an increase in the valuation allowance of $6,805 for the year ended December 31, 2000 is appropriate.

     The Company had net operating loss carryforwards (NOL’s) for tax purposes of $3.6 million at December 31, 2002 which will begin to expire in 2017. All of the NOL’s are attributable to the pre-acquisition periods of acquired subsidiaries. The utilization of these NOL’s may be limited pursuant to Section 382 of the Internal Revenue Code as a result of these prior ownership changes.

10. Stock Option Plans

     As of December 31, 2002, 5.0 million shares of the Company’s Common Stock have been reserved for issuance to officers, key employees and non-employee directors under the Company’s 1997 Stock Option Plan. No new grants were available from the Company’s 1992 Stock Option Plan as of December 31, 2002 as the Plan had expired. Options are generally granted at the stock’s fair market value on the date of grant, vest generally over a four or five year period and expire five or six years, respectively, from date of grant. Options issued to shareholders holding 10% or more of the Company’s stock have generally been issued at 110% of the stock’s fair market value on the date of grant and vest over periods ranging from five to six years with early vesting if certain financial goals are met. Certain options issued to directors at the stock’s fair market value vested immediately and expire five years from grant date.

     The Company’s partially-owned subsidiary, infoUSA.com, sponsored an Equity Incentive Plan in which shares of common stock were reserved for issuance to officers, directors, employees and consultants of the subsidiary. Options granted during 2000 totaled 3.3 million options, with a weighted average exercise price of $1.61. No options were granted during 2001. The Company has recorded a non-cash charge of $0.4 million and $3.1 million during 2001 and 2000, respectively, related to the issuance of stock options and warrants of infoUSA.com common stock. The non-cash charge was calculated based on an estimated fair value for the common stock of the subsidiary of $.96 per share as of December 31, 2000. The charge was recorded as an addition to paid-in-capital. Options to purchase common stock of the infoUSA.com subsidiary were effectively retired with the Company’s acquisition of the minority interest during 2001. The Company reduced additional paid-in-capital and unamortized stock compensation by $4.2 million in connection with this transaction.

     In October 2001, the company implemented a stock option program for certain executive employees whereby fully vested options to purchase 320,000 shares of common stock were issued at fair value on the grant date. The options were immediately exercised by the employees and, in lieu of cash for the exercise price, the Company accepted full recourse notes receivable of $1.2 million from the employees for the exercise price. The notes receivable bear interest at 5%. The grant of stock options has been accounted for using fixed plan accounting under APB 25 because, in management’s view, the interest rates on the notes are at market rates, the employees have sufficient personal assets to back the notes and the Company has the intent to exercise its recourse rights against the employee’s personal assets in the event of a default.

     During 2002, the Company granted non-qualified stock options to a non-employee consultant of the Company in connection with a consulting agreement executed by the Company. The options vest evenly over four years and have a five-year life. The fair value of the option was estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions: no dividend yield for any year, expected volatility of 64%, risk free interest rate of 4.11% and an expected life of 5 years. The Company recorded a non-cash charge of $52 thousand related to stock options granted to the consultant during 2002. The charges were recorded as an addition to paid-in-capital. The consulting agreement also commits the Company to make cash payments of $450 thousand, $675 thousand, $775 thousand and $200 thousand in 2002, 2003, 2004 and 2005, respectively, to the consultant for services rendered. Expense recorded for 2002 for the cash consulting fees was $450 thousand.

     The following information relates to options to purchase the Company’s common stock:

	December 31, 2002		December 31, 2001		December 31, 2000

	Weighted		Weighted		Weighted
	Average Exercise		Average Exercise		Average Exercise

	Shares	Price	Shares	Price	Shares	Price

Outstanding beginning of period	6,547,402	$8.54	7,129,381	$8.66	7,921,134	$8.74
Granted	1,300,000	9.82	2,268,000	7.38	852,100	6.85
Exercised	(15,553)	5.75	(320,000)	4.00	(409,224)	10.32
Forfeited/expired	(2,271,465)	10.17	(2,529,979)	8.41	(1,234,629)	7.97

Outstanding end of period	5,560,384	$8.08	6,547,402	$8.54	7,129,381	$8.66

Options exercisable at end of period	3,014,616	$7.65	3,748,173	$9.13	4,389,852	$9.03

Shares available for options that may be granted	901,753		4,306,948		1,146,395

Weighted-average grant date fair value of options, granted during the period — exercise price equals stock price at grant		$—		$—		$—

     The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$4.28 to $5.70	194,355	2.0 years	$5.09	141,328	$5.08
$5.70 to $7.13	2,456,528	2.0 years	6.60	1,834,213	6.53
$7.13 to $8.55	1,376,000	3.6 years	8.45	461,826	8.43
$8.55 to $9.98	—	0.0 years	0.00	—	—
$9.98 to $11.40	1,293,501	3.3 years	10.09	353,501	10.32
$11.40 to $12.83	90,000	0.4 years	12.07	87,291	12.05
$12.83 to $14.25	150,000	1.0 years	13.04	136,457	13.03

$4.28 to $14.25	5,560,384	2.7 years	$8.08	3,014,616	$7.65

11. Savings Plan

     Employees who meet certain eligibility requirements can participate in the Company’s 401(k) Savings and Investment Plan. Under the plan, the Company may, at its discretion, match a percentage of the employee contributions. The Company recorded administration expenses for matching contributions totaling $1.6 million, $1.8 million and $2.4 million in the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company can make matching contributions to its 401(k) Plan using treasury stock or in cash. Contribution expense is measured as the fair value of the Company’s common stock on the date of the grant. During 2002, the Company contributed 200,289 shares at a recorded value of $1.0 million. During 2001, the Company contributed 40,161 shares at a recorded value of $120 thousand. During 2000, the Company contributed 335,999 shares at a recorded value of $2.0 million.

12. Related Party Transactions

     Annapurna Corporation, which is 100% owned by Mr. Gupta, who is the Chairman and Chief Executive Officer of the Company, has fractional ownership in certain aircraft with NetJets. Annapurna Corporation bills the Company when the Company’s employees and officers use the aircraft. The Company paid a total of $2.2 million, $2.1 million and $2.0 million in 2002, 2001 and 2000, respectively, to Annapurna Corporation for usage of the aircraft and other travel expenses. The amounts billed by Annapurna Corporation for the aircraft usage are comparable to the fees charged by other outside providers. The Company capitalized acquisition costs related to these payments of $0.6 million, $49 thousand and $0.6 million in 2002, 2001 and 2000, respectively.

     Mr. Gupta was eligible for a cash bonus in 2002 based on Company performance. The criteria for Mr. Gupta’s bonus was that he would receive 10% of the Company’s adjusted EBITDA in excess of $80 million. In January 2002, the Company paid an advance to Mr. Gupta in the amount of $1.5 million (based on 2001 performance) to be off set against any 2002 bonus payable to Mr. Gupta pursuant to his bonus program. The advance was to be applied to part or all of his 2002 bonus, if performance criteria are met, or paid back by Mr. Gupta within the next 12 months. In May 2002, Mr. Gupta paid back $0.6 million of the original advance, leaving an advance balance of $0.9 million. At December 31, 2002, it was determined that Mr. Gupta was to receive a bonus of $0.4 million. The remaining balance of $0.5 million is classified as “Officer Note Receivable” in the accompanying Balance Sheet.

     During 2002, the Company paid Everest Asset Management $415 thousand for acquisition-related expenses on certain acquisition transactions. Everest Asset Management is 100% owned by Mr. Gupta.

     The Company paid Everest Investment Management $120 thousand in 2001 for rented office space in a building adjacent to the Company’s facility. Everest Investment Management is 40% owned by Mr. Gupta.

     Mr. Gupta also paid for Company expenses totaling $129 thousand in 2001 and $140 thousand in 2000 related to entertainment and investment management services. The 2000 expenses were recorded as a contribution of capital.

     During 2001, the Company invested $1 million in the Everest3 Fund, a blend of three index funds (S&P 500, Dow Jones and NASDAQ 100). Everest Funds Management LLC manages the fund. Mr. Gupta, who is the Chairman and Chief Executive Officer of the Company, owns 100% of the voting stock in Everest Funds Management LLC.

     During 2001, the Company acquired a building adjacent to the Company’s facility by assuming a mortgage from Everest Investment Management, which is 40% owned by Mr. Gupta. The purchase price for the building was $2.8 million, which was at fair market value.

13. Supplemental Cash Flow Information

     The Company made certain acquisitions during 2002, 2001 and 2000 (See Note 3) and assumed liabilities as follows:

	2002	2001	2000

	(In thousands)
Fair value of assets	$13,509	$30,894	$14,460
Cash paid	(9,793)	(22,738)	(8,751)
Common stock issued	—	—	(2,248)

Liabilities assumed	$3,716	$8,156	$3,461

     The Company acquired property and equipment under capital lease obligations or financing arrangements totaling $738 thousand and $512 thousand, in the years ended December 31, 2002 and 2001, respectively.

14. Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     The carrying amounts shown in the following table are included in the consolidated balance sheets under the indicated captions.

	December 31, 2002		December 31, 2001

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(amounts in thousands)
Financial assets:
Cash and cash equivalents	$6,285	$6,285	$4,382	$4,382
Marketable securities	887	887	1,037	1,037
Other assets — nonmarketable investment securities	3,000	3,000	4,124	4,124
Financial liabilities:
Long-term debt	190,428	191,482	225,670	222,630
Derivatives:
Interest rate swaps	—	—	(2,252)	(2,252)

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

     The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to the Company’s outstanding debt obligations as well as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

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

     During 1999 in conjunction with the acquisition of Donnelley Marketing, the Company negotiated a credit arrangement (“Senior Debt Credit facility”). According to the terms of the Senior Debt Credit Facility, the Company entered into an interest rate swap agreement with Union Bank of California, to fix the rate on $60.5 million of the debt at an interest rate of 6.385% for the term of 3 years. In March 2002, the Company refinanced the Senior Debt Credit facility administered by Deutsche Bank with Bank of America Securities, LLC. As a result of the refinancing, the Company recorded a charge of $1.2 million and is included in “Other Charges” in the accompanying Statement of Operations for amounts previously reported in “Other Comprehensive Income” in the accompanying Balance Sheet related to the fair value of the interest rate swap agreement. The interest rate swap agreement was not accounted for as an interest rate hedge agreement for the remaining term of the agreement, which ultimately concluded in September 2002.

16. Commitments and Contingencies

     Under the terms of its capital lease agreements, the Company is required to pay ownership costs, including taxes, licenses and maintenance. The Company also leases office space under operating leases expiring at various dates through April 2011. Certain of these leases contain renewal options. Rent expense on operating lease agreements was $5.9 million, $5.2 million, and $6.5 million in the years ended December 31, 2002, 2001 and 2000, respectively.

     Following is a schedule of the future minimum lease payments as of December 31, 2002:

	Capital	Operating

	(In thousands)
2003	$493	$7,008
2004	15	4,728
2005	—	3,579
2006	—	2,418
2007	—	2,088
Thereafter	—	2,899

Total future minimum lease payments	508	$22,720

Less amounts representing interest	9

Present value of net minimum lease payments	$499

     The Company and its subsidiaries are involved in other legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company’s financial position, results of operations, or cash flows. On May 14, 2002, a principal of one of the acquisitions made by the Company in 1996 was awarded $1.6 million by an arbitrator for settlement of a dispute regarding exercise of stock options issued by the Company as part of the purchase. The Company’s management, under advice from outside legal counsel, believes that it has sufficient legal grounds to have the ruling overturned. Accordingly, the Company has not recorded a litigation charge for the cost of this judgment or other potential claims and contingent liabilities, as management believes that the likelihood of a material loss for such contingencies is unlikely.

17.     Acquisition Costs, Litigation Settlement charges, Asset Impairment and Restructuring Charges

     Included within the accompanying consolidated statement of operations are the following: 1) $0.2 million during 2002 related to the various acquisitions made, 2) $0.5 million during 2001 for the acquisition of Polk City Directories from Equifax, Inc., and 3) during 2000, $1.8 million for the attempted acquisition of the consumer database division of R.L. Polk and $0.5 million related to the acquisitions of idEXEC, American Church Lists and Getko Direct Response. These costs are not direct costs of acquisition and therefore cannot be capitalized as part of the purchase price. Rather, these are general and administrative costs incurred in connection with the integration of these businesses.

     During 2002 and 2001, the Company settled legal issues totaling $0.4 million and $1.1 million, respectively, in connection with the settlement of various contractual disputes.

     During 2000, as a result of the Company’s strategy to increase the commitment to the core businesses and the reduction in the investment to the Company’s Internet businesses, the Company recorded asset impairment charges totaling $2.1 million. The impairment charges included $0.2 million (see Note 2) of capitalized software costs, $0.8 million (see Note 2) of capitalized database costs, and $1.1 million (see Note 2) for long-lived assets including photography equipment, leasehold improvements and capitalized public offering costs.

     During 2002, the Company recorded restructuring charges for severance costs of $2.5 million for 230 employees terminated during the year. During 2001, the Company recorded the following restructuring charges: 1) $2.1 million severance costs for 265 employees terminated during 2001, and 2) estimated lease termination costs of $2.8 million associated with the infoUSA.com Foster City, California location. During 2000, the Company recorded the following restructuring charges: 1) $2.1 million severance costs for 350 employees terminated during December 2000, and 2) estimated lease termination costs of $3.7 million associated with the infoUSA.com Foster City, California location. As of December 31, 2002, an outstanding accrual of $1.4 million was included in the accompanying consolidated balance sheet for severance costs remaining to be paid.

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

19. Stock Combination and Stockholders Rights Plan

     On October 21, 1999, the Company received shareholder approval to combine and reclassify its then outstanding Class A common stock and Class B common stock into a single class of common stock. The combination had no effect on the total number of shares outstanding, with each of the Company’s Class A and Class B shares converted on a one-for-one basis for the reclassified single class of common stock. Each share of stock is entitled to a single vote. Accordingly, all share information included in the accompanying consolidated financial statements has been restated to reflect the combination of Class A common stock and Class B common stock into one class of common stock.

     In connection with the combination and reclassification of its Class A common stock and Class B common stock into a single class of common stock, the Company also combined the stockholder rights plans with respect to its Class A common stock and Class B common stock into a single plan. The rights are not exercisable until ten days after a person or group announces the acquisition of 15% or more of the Company’s voting stock or announces a tender offer for 15% or more of the Company’s outstanding common stock. Each right entitles the holder to purchase common stock at one half the stock’s market value. The rights are redeemable at the Company’s option for $0.001 per Right at any time on or prior to public announcement that a person has acquired 15% or more of the Company’s voting stock. The rights are automatically attached to and trade with each share of common stock.

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

21. Other Charges

     During 2002, the Company recorded other charges totaling $2.7 million for: 1) a loss of $1.1 million for another-than-temporary decline in the value of a nonmarketable equity investment, 2) a loss of $1.2 million for the reclassification of an interest rate swap agreement due to the refinancing of the Company’s senior debt credit facility during the year, and 3)a loss related to the Company’s repurchase of $9.0 million of its Senior Subordinated Notes. As part of the repurchases, the Company recorded a loss totaling $0.4 million for net unamortized debt issue costs related to the Senior Subordinated Notes and for amounts paid in excess of carrying value of the debt.

22. Extraordinary Item, net of tax

     During March 2002, the Company refinanced it’s senior debt credit facility administered by Deutsche Bank to Bank of America Securities, LLC. The Company recorded an extraordinary item of $1.8 million, net of income tax benefit of $1.1 million, for the net unamortized debt issue costs related to the extinguishment of the senior debt credit facility with Deutsche Bank.

23. Segment Information

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

     The following tables summarize certain segment information:

	For the year ended December 31, 2002

	Small	Large	Corporate	Consolidated
	Business	Business	Activities	Total

	(In thousands)
Net sales	$155,455	$147,061	$—	$302,516
Non-cash stock compensation	—	—	52	52
Restructuring charges	—	—	2,531	2,531
Provision for litigation settlement	—	—	417	417
Acquisition costs	—	—	181	181
Operating income (loss)	60,154	76,920	(82,517)	54,557
Investment income	—	—	179	179
Interest expense	—	—	16,059	16,059
Other charges	—	—	2,675	2,675
Income (loss) before income taxes and discontinued operations	60,154	76,920	(101,072)	36,002

	For the year ended December 31, 2001

	Small	Large	Corporate	Consolidated
	Business	Business	Activities	Total

	(In thousands)
Net sales	$133,722	$155,016	$—	$288,738
Non-cash stock compensation	—	—	448	448
Acquisition costs	—	—	493	493
Restructuring charges	—	—	4,899	4,899
Provision for litigation settlement	—	—	1,104	1,104
Operating income (loss)	60,447	81,149	(101,211)	40,385
Investment income	—	—	953	953
Interest expense	—	—	25,285	25,285
Income (loss) before income taxes and discontinued operations	60,447	81,149	(125,261)	16,335

	For the year ended December 31, 2000

	Small	Large	Corporate	Consolidated
	Business	Business	Activities	Total

	(In thousands)
Net sales	$140,242	$165,426	$—	$305,668
Non-cash stock compensation	—	—	3,113	3,113
Impairment of assets	—	—	2,135	2,135
Acquisition costs	—	—	2,287	2,287
Restructuring charges	—	—	5,800	5,800
Operating income (loss)	32,397	75,527	(119,338)	(11,414)
Investment income	—	—	1,250	1,250
Interest expense	—	—	26,651	26,651
Income (loss) before income taxes and discontinued operations	32,397	75,527	(123,811)	(15,887)

24. Subsequent Event

     On February 28, 2003, the Company acquired Yesmail Inc., a provider of email acquisition and retention services. Total consideration for the acquisition included cash of $5.0 million. The transaction is subject to purchase price adjustment, with an adjustment for finalized working capital, a holdback for uncollected receivables and unknown payables and a one-year escrow for other contingent items specified within the merger agreement.

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

The Stockholders and Board of Directors
infoUSA Inc.:

Under date of January 23, 2003, except Note 24 which is as of February 28, 2003, we reported on the consolidated balance sheets of infoUSA Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, during 2000 the Company changed its method of accounting for data licensing arrangements sold with updates.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” for all acquisitions subsequent to July 1, 2001 and SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.

/s/ KPMG LLP

KPMG LLP

Omaha, Nebraska
January 23, 2003

infoUSA INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period

Allowance for doubtful accounts receivable:				(A	)
December 31, 2000	$2,582	$2,371	$98 *	$2,860		$2,191
December 31, 2001	$2,191	$2,878	$—	$2,114		$2,955
December 31, 2002	$2,955	$3,843	$(488)	$3,336		$2,974
Allowance for sales returns:				(B	)
December 31, 2000	$4,486	$7,752	$—	$9,705		$2,533
December 31, 2001	$2,533	$3,133	$—	$3,952		$1,714
December 31, 2002	$1,714	$1,782	$—	$2,797		$699

*	Recorded as a result of acquisitions

(A)	Charge-offs during the period indicated

(B)	Returns processed during the period indicated

See accompanying independent auditors’ report.

INDEX TO EXHIBITS

EXHIBIT
NUMBER		DESCRIPTION

2.1	—	Asset Purchase Agreement between the Company and Digital Directory Assistance, Inc. is incorporated herein by reference to exhibits filed with the Company’s Current Report on Form 8-K dated September 10, 1996.
2.2	—	Agreement and Plan of Reorganization between the Company and the Shareholders of County Data Corporation is incorporated herein by reference to Exhibits filed with Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996.
2.3	—	Agreement and Plan of Reorganization between the Company and the Shareholders of 3319971 Canada Inc. is incorporated herein by reference to Exhibits filed with Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996.
2.4	—	Agreement and Plan of Reorganization between the Company and the Shareholders of Marketing Data Systems, Inc. is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-3 (File No. 333-36669) filed October 23, 1997.
2.5	—	Agreement and Plan of Reorganization between the Company and the Shareholders of DBA Holdings, Inc. is incorporated herein by reference to exhibits filed with the Company’s Current Report on Form 8-K dated February 28, 1997.
2.6	—	Agreement and Plan of Reorganization between the Company and the Shareholders of Pro CD, Inc. is incorporated herein by reference to exhibits filed with the Company’s Current Report on Form 8-K Dated September 8, 1997.

EXHIBIT
NUMBER		DESCRIPTION

2.7	—	Stock Purchase Agreement between the Company and the Shareholders of Walter Karl, Inc. is incorporated herein by reference to exhibits filed with the Company’s Current Report on Form 8-K Dated February 24, 1998.
2.8	—	Asset Purchase Agreement between the Company and JAMI Marketing Services, Inc. is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1998.
2.9	—	Agreement and Plan of Reorganization by and among the Company, Hugo Acquisition Corporation, First Data Corporation, First Data Information Management Group, Inc., DM Holdings, Inc., Donnelley Marketing Holdings, Inc., and Donnelley Marketing, Inc. is incorporated herein by reference to exhibits filed with the Company’s Current Report on Form 8-K dated May 28, 1999.
3.1	—	Certificate of Incorporation, as amended through October 22, 1999, is Incorporated herein by reference to exhibits filed with Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000.
3.2	—	Bylaws are incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992.
3.3	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22,1999, is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form 8-A, as amended, Filed March 20, 2000.
4.1	—	Preferred Share Rights Agreement is incorporated herein by reference to the Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000.
4.2	—	Specimen of Common Stock Certificate is Incorporated herein by reference to the exhibits filed with the Company’s Registration Statement on Form 8-A, as amended), filed March 20, 2000.
4.4	—	Purchase Agreement dated June 12, 1998 between the Company, BT Alex. Brown Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist LLC is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
4.5	—	Indenture dated as of June 18, 1998 (the “Indenture”) by and between the Company and State Street Bank and Trust Company of California, N.A., as Trustee is incorporated herein by reference to Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
4.6	—	Exchange and Registration Rights Agreement dated as of June 18, 1998 by and among the Company and BT Alex. Brown Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist LLC as the Initial Purchasers is incorporated herein by reference to Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
4.7	—	Form of New 9 1/2% Senior Subordinated Note due 2008 is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-4 (File No. 333-61645), filed December 15, 1999.
4.8	—	Credit Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001.

EXHIBIT
NUMBER		DESCRIPTION

4.9	—	Pledge Agreement by and among infoUSA, Inc., Various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001.
4.10	—	Security Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001.
4.11	—	Subsidiaries Guaranty Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002 , is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001.
10.1	—	Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 33-51352), filed August 28, 1992.
10.2	—	1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (File No. 333-37865), filed October 14, 1997.
10.3	—	1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (File No. 333-82933), filed July 15, 1999.
10.4	—	Employment Agreement dated February 11, 1997 between the Company and Allen F. Ambrosino, incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2000.
10.5	—	Amended and Restated Database License Agreement between Donnelley Marketing, Inc. and First Data Resources, Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999.
10.6	—	Covenant not to compete by First Data Corporation to infoUSA Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999.
18.1	—	Preferability Letter from KPMG to the Company dated March 30, 2001, incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2000.
21.1	—	Subsidiaries and State of Incorporation, filed herewith.
23.1	—	Consent of Independent Accountants, filed herewith.
24.1	—	Power of Attorney, filed herewith.
99.1	—	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
99.2	—	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith