Form 10-Q
period 2003-03-31
INFOUSA INC
filed 2003-05-15
CIK 879437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

51,208,869 shares of Common Stock at May 5, 2003

infoUSA INC.

infoUSA INC.

FORM 10-Q

FOR THE QUARTER ENDED

MARCH 31, 2003

PART I

FINANCIAL INFORMATION AND
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 1. FINANCIAL STATEMENTS

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	MARCH 31, 2003	DECEMBER 31, 2002

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$5,342	$6,285
Marketable securities	905	887
Trade accounts receivable, net of allowances of $4,244 and $3,673, respectively	40,833	39,352
Officer note receivable	510	510
List brokerage trade accounts receivable	14,084	16,635
Prepaid expenses	6,552	4,515
Deferred marketing costs	2,382	1,746

Total current assets	70,608	69,930

Property and equipment, net	46,068	45,756
Intangible assets, net	273,902	273,246
Other assets	4,627	4,454

	$395,205	$393,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$33,562	$26,312
Accounts payable	17,313	13,303
List brokerage trade accounts payable	11,030	12,745
Accrued payroll expenses	9,347	11,410
Accrued expenses	4,320	1,827
Income taxes payable	5,900	3,287
Deferred income taxes	2,123	515
Deferred revenues	20,807	13,821

Total current liabilities	104,402	83,220

Long-term debt, net of current portion	140,829	164,116
Deferred income taxes	21,395	21,722
Other liabilities	3,020	6,000
Stockholders’ equity:
Preferred stock, $.0025 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $.0025 par value. Authorized 295,000,000 shares; 51,869,816 shares issued and 51,188,549 outstanding at March 31, 2003 and 51,869,816 shares issued and 51,111,014 outstanding at December 31, 2002	130	130
Paid-in capital	92,115	92,205
Retained earnings	39,092	32,237
Treasury stock, at cost, 681,267 shares held at March 31, 2003 and 758,802 held at December 31, 2002	(4,083)	(4,538)
Notes receivable from officers	(838)	(834)
Accumulated other comprehensive loss	(857)	(872)

Total stockholders’ equity	125,559	118,328

	$395,205	$393,386

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

	(UNAUDITED)
Net sales	$76,080	$76,723
Costs and expenses:
Database and production costs	20,900	21,260
Selling, general and administrative	33,134	31,881
Depreciation and amortization of operating assets	3,851	3,768
Amortization of intangible assets	3,324	3,336
Restructuring charges	555	167
Acquisition costs	13	63

Total operating costs and expenses	61,777	60,475

Operating income	14,303	16,248
Other income (expense):
Investment income	682	70
Other charges	(335)	(4,057)
Interest expense	(3,661)	(4,414)

Income before income taxes	10,989	7,847
Income taxes	4,134	2,981

Net income	$6,855	$4,866

EARNINGS PER SHARE:
Basic earnings per share	$0.13	$0.10

Average common shares outstanding	51,144	50,908

Diluted earnings per share	$0.13	$0.10

Diluted average common shares outstanding	51,144	51,223

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,855	$4,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	3,851	3,768
Amortization of intangible assets	3,324	3,336
Amortization of deferred financing costs	183	285
Deferred income taxes	1,281	(74)
Non-cash 401(k) contribution in common stock	359	—
Loss on interest rate swap agreement	—	1,204
Gain on sale of assets	(179)	—
Non-cash other charges	135	1,769
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(99)	(350)
List brokerage trade accounts receivable	2,551	(1,251)
Prepaid expenses	(2,022)	(84)
Deferred marketing costs	(635)	(15)
Accounts payable	3,016	1,126
List brokerage trade accounts payable	(1,870)	408
Income taxes receivable and payable, net	2,613	231
Accrued expenses and other liabilities	2,915	(6,549)

Net cash provided by operating activities	22,278	8,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,820)	(1,244)
Acquisitions of businesses, net of cash acquired	(5,260)	(2,183)
Software and database development costs	(123)	(708)

Net cash used in investing activities	(7,203)	(4,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(15,990)	(7,926)
Deferred financing costs paid	(28)	(949)
Proceeds from exercise of stock options	—	105

Net cash used in financing activities	(16,018)	(8,770)

Net decrease in cash and cash equivalents	(943)	(4,235)
Cash and cash equivalents, beginning	6,285	4,382

Cash and cash equivalents, ending	$5,342	$147

Supplemental cash flow information:
Interest paid	$1,082	$1,853

Income taxes paid	$233	$3,315

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial information included therein. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The Company suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.

     New Accounting Standards. In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4 which required all gains and losses from the extinguishments of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modification that have economic effect similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Upon adoption of the new accounting standard in 2003, the Company was required to reclassify the extraordinary item of $1.8 million related to the extinguishment of debt as reported in the 2002 consolidated statement of operations. The reclassification increased other charges expense by $2.9 million and decreased income tax expense by $1.1 million.

2.     EARNINGS PER SHARE INFORMATION

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. For the quarter ended March 31, 2003, the average market price of the Company’s common stock was less than the exercise price of all the Company’s outstanding common stock subject to option.

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

	(In thousands)
Weighted average number of shares outstanding used in basic EPS	51,144	50,908
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	—	315

Weighted average number of shares outstanding used in diluted EPS	51,144	51,223

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

     The large business segment principally engages in the selling of data processing services, licensed databases, database marketing solutions, e-mail marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services.

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

     The following table summarizes segment information:

	FOR THE THREE MONTHS ENDED MARCH 31, 2003

	Small	Large	Corporate	Consolidated
	Business	Business	Activities	Total

	(In thousands)
Net sales	$39,566	$36,514	$—	$76,080
Restructuring charges	—	—	555	555
Acquisition costs	—	—	13	13
Operating income (loss)	15,211	18,109	(19,017)	14,303
Investment loss	—	—	(682)	(682)
Other charges	—	—	335	335
Interest expense	—	—	3,661	3,661
Income (loss) before income taxes	15,211	18,109	(22,331)	10,989

	FOR THE THREE MONTHS ENDED MARCH 31, 2002

	Small	Large	Corporate	Consolidated
	Business	Business	Activities	Total

	(In thousands)
Net sales	$39,348	$37,375	$—	$76,723
Restructuring charges	—	—	167	167
Acquisition costs	—	—	63	63
Operating income (loss)	15,496	20,312	(19,560)	16,248
Investment income	—	—	70	70
Other charges	—	—	(4,057)	(4,057)
Interest expense	—	—	4,414	4,414
Income (loss) before income taxes	15,496	20,312	(27,961)	7,847

4.     COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss), including the components of other comprehensive income (loss), is as follows:

	FOR THE THREE
	MONTHS ENDED

	MARCH 31,	MARCH 31,
	2003	2002

	(In thousands)
Net income	$6,855	$4,866
Other comprehensive income:
Unrealized gain from investments:
Unrealized gains	24	1
Related tax expense	(9)	—

Net	15	1

Interest rate swap agreement:
Gains	—	1,204
Related tax expense	—	(483)

Net	—	721

Total other comprehensive income	15	722

Comprehensive income	$6,870	$5,588

     The components of accumulated other comprehensive income (loss) is as follows:

	Foreign		Accumulated
	Currency	Unrealized	Other
	Translation	Gains / (Losses)	Comprehensive
	Adjustments	On Securities	Income (Loss)

	(in thousands)
Balance at March 31, 2003	$(672)	$(185)	$(857)

Balance at December 31, 2002	$(672)	$(200)	$(872)

5.     ACQUISITIONS

     Effective March, 2003, the Company acquired all issued and outstanding common stock of Yesmail, Inc., a provider of email acquisition and retention services. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Yesmail, Inc. have been included in the Company’s financial statements since the date of acquisition. Total consideration for the acquisition was cash of $5.0 million. The purchase price for the acquisition has been preliminarily allocated to current assets of $3.1 million, property and equipment of $1.4 million, current liabilities of $3.7 million and goodwill of $4.2 million. The transaction is subject to purchase price adjustment represented by an adjustment for finalized working capital and a two-year escrow for other contingent items specified within the merger agreement.

     Operating results for Yesmail, Inc. are included in the accompanying consolidated statements of operations from March 1, 2003. Assuming Yesmail, Inc. had been acquired on January 1, 2002, included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and net income per share would have been as follows:

	For the three months ended

	March 31,	March 31,
	2003	2002

	(In thousands, except per share amounts)
	(unaudited)
Net sales	$77,945	$80,913
Net income	$4,938	$1,039
Basic earnings per share	$0.10	$0.02
Diluted earnings per share	$0.10	$0.02

     The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results which may occur in the future. Pro forma net income includes adjustments for amortization of intangible assets and income taxes.

6.     NON-CASH STOCK COMPENSATION EXPENSE

     At March 31, 2003, the Company has a nonqualified stock option plan. The Company applies the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company’s pro forma net income and earnings per share would have been as indicated below had the fair value of all option grants been charged to salaries, wages, and benefits in accordance with SFAS No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended
	March 31,

	2003	2002

Net income, as reported	$6,855	$4,866
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	240	288

Net income, pro forma	$6,615	$4,578

Earnings per share:
Basic — as reported	$.13	$.10

Basic — pro forma	$.13	$.09

Diluted — as reported	$.13	$.10

Diluted — pro forma	$.13	$.09

     The above pro forma results are not likely to be representative of the effects on reported net income for future years since options vest over several years and additional awards generally are made each year.

     The fair value of the weighted average of option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003 and 2002: expected volatility of 9.92% (2003) and 11.94% (2002); risk free interest rate based on the U.S. Treasury strip yield at the date of grant; and expected lives of 5 years.

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

     During the second quarter of 2002, the Company granted non-qualified stock options to a non-employee consultant of the Company in connection with a consulting agreement executed by the Company. The options vest evenly over four years and have a five year life. The fair value of the option was estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions: no dividend yield for any year, expected volatility of 64%, risk free interest rate of 4.11% and an expected life of 5 years. As such, the Company has recorded a non-cash charge of $6 thousand, related to stock options granted to the consultant during the three months ended March 31, 2003. The charges were recorded as an addition to paid-in-capital. The consulting agreement commits the Company to make cash payments of $450 thousand, $675 thousand, $775 thousand and $200 thousand in 2002, 2003, 2004 and 2005 to the consultant for services rendered. Expense recorded for the three months ended March 31, 2003 for this consulting agreement was $175 thousand.

7.     RESTRUCTURING CHARGES

     During the quarter ended March 31, 2003, the Company recorded restructuring charges due to additional workforce reductions of $555 thousand. The charges included involuntary employee separation costs for 56 employees in administration, sales support and marketing functions. As of March 31, 2003, an accrual of $554 thousand was included in the accompanying consolidated balance sheet for severance costs remaining to be paid.

     During the quarter ended March 31, 2002, the Company recorded restructuring charges due to workforce reductions of $167 thousand, as a part of the Company’s overall strategy to reduce costs and continue commitment to its core businesses. The workforce reduction charges included involuntary employee separation costs for 29 employees in administration, sales support and marketing functions.

8.     ACQUISITION COSTS

     During the quarter ended March 31, 2003, the Company recorded costs of $13 thousand for general and administrative expenses incurred in connection with the integration of acquired companies. These costs are not direct costs of acquisition and therefore cannot be capitalized as part of the purchase price.

9.     OTHER CHARGES

     During the quarter ended March 31, 2003, the Company repurchased $5.0 million of its Senior Subordinated Notes. As part of these repurchases, the Company recorded charges of $0.3 million for net unamortized debt issue costs related to the Senior Subordinated Notes and for amounts paid in excess of carrying value of the debt.

     During the quarter ended March 31, 2002, the Company wrote-off deferred financing costs of $2.9 million in connection with the refinancing of its Senior Secured Credit facilities. Additionally, the refinancing resulted in a loss of $1.2 million for the reclassification of an interest rate swap agreement from Other Comprehensive Income (Loss) included in the Company’s consolidated balance sheet.

10.     RELATED PARTY TRANSACTIONS

     Mr. Gupta was eligible for a cash bonus in 2002 based on Company performance. The criteria for Mr. Gupta’s bonus specifies that he would receive 10% of the Company’s adjusted EBITDA in excess of $80 million. In January 2002, the Company paid an advance of $1.5 million to Mr. Gupta (based on the Company’s 2001 performance) to be off set against any 2002 bonus payable to Mr. Gupta pursuant to his bonus program. The advance was to be applied to part or all of his 2002 bonus or paid back by Mr. Gupta by January 2004. In May 2002, Mr. Gupta paid back $0.6 million of the original advance, leaving an advance balance of $0.9 million. Mr. Gupta’s 2002 bonus has been determined to be $0.4 million. The remaining balance of $0.5 million is classified as “Officer Note Receivable” in the accompanying Balance Sheet.

11.     GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consist of the following:

	March 31,	March 31,
	2003	2002

	(In thousands)
Goodwill	$273,272	$262,417
Non-compete agreements	13,534	13,534
Core technology	4,800	4,800
Customer base	8,372	8,372
Trade names	15,802	15,802
Purchased data processing software	73,478	73,478
Acquired database costs	19,000	19,000
Perpetual software license agreement	8,000	8,000
Software development costs, net	3,014	5,565
Deferred financing costs	9,221	8,845

	428,493	419,813
Less accumulated amortization	154,591	146,567

	$273,902	$273,246

12.     CONTINGENCIES

     The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company’s financial position, results of operations, or cash flows.

     On May 14, 2002, a former principal of an acquired business was awarded $1.6 million by an arbitrator for settlement of a dispute regarding exercise of stock options issued by the Company as a part of the acquisition. The Company’s management believes that it has sufficient legal grounds to have the ruling overturned and that such an outcome is likely. Accordingly, the Company has not recorded a litigation charge for the cost of this judgment or other potential claims and contingent liabilities as management believes that the likelihood of a material loss for such contingencies is unlikely.

12.     SUBSEQUENT EVENT

     The Company is in the process renegotiating the Senior Secured Credit facility with Banc of America Securities, LLC to, among other things, increase the amount of credit. The Senior Secured Credit Facility currently provides for grid-based interest pricing based upon the Company’s consolidated leverage ratio and ranges from base rate + 1.00% to 1.75% for base rate loans and from LIBOR + 2.00% to 2.75% for LIBOR loans for the Term A Loan, interest at base rate + 2.00% for base rate loans and LIBOR + 3.00% for LIBOR loans for the Term B Loan and a Revolving Credit Facility in the amount of $18.0 million which provides the same interest pricing as the Term Loan A Loan. Substantially all assets of the Company are pledged as security under the terms of the Credit Facility.

ITEM 2.

infoUSA INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading provider of business and consumer information, data processing and database marketing services. The Company’s key assets include proprietary databases of 14 million businesses and 220 million consumers in the United States and Canada. We believe our proprietary content is the most comprehensive and accurate data available. We leverage these key assets by selling through multiple distribution channels to over 4 million customers that include small and medium-size businesses, Fortune 1000 companies, consumers, and Internet users.

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

     The Company has supplemented its internal growth through strategic acquisitions and has completed over 20 acquisitions since mid 1996. The Company has increased its presence in the consumer marketing information industry, greatly increased its ability to provide data processing solutions, increased its presence in list management and list brokerage services and broadened its offerings for e-mail and business marketing information. During 2002 and 2003, the Company completed the integration of Polk City Directories and enhanced its presence in e-mail marketing, e-mail customer retention and e-mail customer acquisition services with the acquisition of DoubleClick’s email deployment business, Clickaction and Yesmail. The Company also continued to consolidate the printed and online directory industry with its acquisition of Hill-Donnelly and City Publishing directory companies.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to the acquisitions.

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2003	MARCH 31, 2002

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	100%	100%
Costs and expenses:
Database and production costs	27	28
Selling, general and administrative	44	42
Depreciation	5	5
Amortization	4	4
Restructuring charges	1	—
Acquisition costs	—	—

Total costs and expenses	81	79

Operating income	19	21
Other expense, net	(5)	(11)

Income before income taxes	14	10
Income taxes	5	4

Net income	9%	6%

OTHER DATA:
SALES BY SEGMENT:
	(in thousands)
Small business	$39,566	$39,348
Large business	36,514	37,375

Total	$76,080	$76,723

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
Small business	52%	51%
Large business	48	49

Total	100%	100%

Amortization expense of goodwill and related intangibles (1)	$3,324	$3,336

Earnings before, interest, taxes, depreciation and amortization, (EBITDA), as adjusted (2)	$21,478	$23,352

EBITDA, as adjusted, as a percentage of net sales	28%	30%

Cash Flow Data:
Net cash provided by operating activities	$22,278	$8,670

Net cash used in investing activities	(7,203)	(4,135)

Net cash used in financing activities	(16,018)	(8,770)

(1)  This represents amortization expense recorded by the Company on amortizable intangible assets recorded as part of the acquisition of other companies, and excludes amortization related to deferred financing costs, software development costs, and other intangible assets not recorded as part of an acquisition of another company.

(2)  “EBITDA”, is defined as operating income adjusted to exclude depreciation and amortization, impairment of assets and non-cash stock compensation expenses. EBITDA is presented because it is a widely accepted indicator of a company’s ability to incur and service debt and of the Company’s cash flows from operations excluding any non-cash items. However, EBITDA, does not purport to represent cash provided by operating activities as reflected in the Company’s consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, may not be comparable to similar measures reported by other companies.

     The following provides a reconciliation of operating income to EBITDA, as adjusted:

	Three months ended March 31,

	2003	2002

Operating income (loss)	$14,303	$16,248
Non-cash charges:
Depreciation of operating assets	3,851	3,768
Amortization of intangible assets	3,324	3,336

EBITDA, as adjusted	$21,478	$23,352

Net sales

     Net sales of the Company for the quarter ended March 31, 2003 were $76.1 million compared to $76.7 million for the same period of 2002.

     Net sales of the small business segment for the quarter ended March 31, 2003 were $39.6 million, compared to $39.3 million for the same period of 2002. The small business segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet.

     Net sales of the large business segment for the quarter ended March 31, 2003 were $36.5 million, a 2% decline from $37.4 million for the same period of 2002. The large business segment principally engages in the selling of data processing services, licensed databases, database marketing solutions, e-mail marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services. The decrease in net sales is principally due to softer customer demand for data processing services related to a general slow-down in the United States economy and the uncertainty surrounding the war in Iraq.

Database and production costs

     Database and production costs for the quarter ended March 31, 2003 were $20.9 million, or 27% of net sales, compared to $21.3 million, or 28% of net sales for the same period of 2002.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the quarter ended March 31, 2003 were $33.1 million, or 44% of net sales, compared to $31.9 million, or 42% of net sales for the same period of 2002. The increase in selling, general and administrative expenses as a percentage of net sales is principally due to the acquisition of various companies during 2002 and 2003, including Hill-Donnelly, City Publishing, the e-mail list business of DoubleClick, ClickAction and Yesmail. These acquired companies historically had higher operating sales and marketing cost structures as a percentage of net sales than the Company’s existing businesses.

Depreciation and amortization expenses

     Depreciation and amortization expenses for the quarter ended March 31, 2003 were $7.2 million, or 9% of net sales, compared to $7.1 million, or 9% of net sales for the same period of 2002. The Company adopted Statement of Financial Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires the Company to complete an annual impairment test on goodwill and other intangible assets with an indefinite life rather than record amortization expense on those assets. We currently do not expect to record an impairment charge, however, there can be no assurance that at the time a review is completed a material impairment charge will not be recorded.

Restructuring costs

     During the quarter ended March 31, 2003, the Company recorded restructuring charges due to workforce reductions of $555 thousand as a part of the Company’s continuing strategy to reduce costs. The workforce reduction charges included involuntary employee separation costs for 56 employees.

     During the quarter ended March 31, 2002, the Company recorded restructuring charges due to workforce reductions of $167 thousand as a part of the Company’s overall strategy to reduce costs and continue commitment to its core businesses. The workforce reduction charges included involuntary employee separation costs for 29 employees.

Acquisition costs

     During the quarter ended March 31, 2003, the Company recorded integration-related costs of $13 thousand. The integration-related costs included consulting costs, information system conversion and other direct integration-related charges. These costs were not directly related to the acquisition of Yesmail, and therefore could not be capitalized, but were costs associated with the integration of operations into the Company’s existing operations.

     During the first quarter of 2002, the Company recorded integration-related costs of $0.1 million. The integration-related costs included consulting costs, information system conversion and other direct integration-related charges. These costs were not directly related to the acquisition of Polk Directories, and therefore could not be capitalized, but were costs associated with the integration of Polk Directories operations into the Company’s existing operations

Operating income

     Including the factors previously described, the Company had operating income of $14.3 million, or 19% of net sales for the quarter ended March 31, 2003, compared to operating income of $16.2 million, or 21% of net sales for the same period in 2002.

     Operating income for the small business segment for the quarter ended March 31, 2003 was $15.2 million, or 38% of net sales, as compared to $15.5 million, or 39% of net sales for the same period in 2002. The decrease in operating income as a percentage of net sales is principally due to increased selling, general and administrative expenses represented as a percentage of net sales associated with certain companies acquired during 2002 and 2003 including City Publishing and Hill-Donnelly, as further described in the selling, general and administrative section above.

     Operating income for the large business segment for the quarter ended March 31, 2003 was $18.1 million, or 50% of net sales, as compared to $20.3 million, or 54% of net sales for the same period in 2002. The decrease in operating income as a percentage of net sales is principally due to increased selling, general and administrative expenses represented as a percentage of net sales associated with the companies acquired during 2002 and 2003 including ClickAction and Yesmail, as further described in the selling, general and administrative section above.

Other income (expense), net

     Other income (expense) net, was $(3.3) million, or (5)% of net sales, and $(8.4) million, or (11)% of net sales, for the quarters ended March 31, 2003 and 2002, respectively. Other income (expense) is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating income (expense) of the Company.

     Interest expense was $3.6 million and $4.4 million for the quarters ended March 31, 2003 and 2002. Interest expense has decreased due to the continued reduction in the amount of total debt outstanding and favorable interest rates. Investment income was $0.3 million and $0.1 million for the quarters ended March 31, 2003 and 2002.

     During 1999 in conjunction with the acquisition of Donnelley, the Company negotiated a credit arrangement (“Senior Debt Credit Facility”). According to the terms of the Senior Debt Credit Facility, the Company entered into an interest rate swap agreement with Union Bank of California, to fix the rate on $60.5 million of the debt at an interest rate of 6.385% for the term of 3 years. On March 6, 2002, the Company refinanced the Senior Debt Credit facility administered by Deutsche Bank with Bank of America Securities, LLC. As a result of the refinancing, the Company recorded a charge of $1.2 million for amounts reported in Other Comprehensive Income related to the fair value of the interest rate swap agreement. Also during the quarter ended March 31, 2002, the Company wrote-off deferred financing costs of $2.9 million in connection with the refinancing of its Senior Secured Credit facilities as described above.

Income taxes

     A provision for income taxes of $4.1 million and $3.0 million was recorded for the quarters ended March 31, 2003 and 2002, respectively.

EBITDA

     The Company’s EBITDA was $21.5 million, or 28% of net sales for the quarter ended March 31, 2003, and $23.4 million, or 30% of net sales for the same period in 2002. “EBITDA” is defined as operating income adjusted to exclude depreciation and amortization, impairment of assets and non-cash stock compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statements of Cash Flows Information:

     As of March 31, 2003, the Company’s principal sources of liquidity included cash and cash equivalents of $5.3 million, and $18.0 million available under the Revolving Credit Facility described above. In April 2003, the company borrowed $13.5 million against the Revolving Credit Facility to make a required payment under the Senior Secured Credit facility based on excess cash. The transaction was required under the Senior Secured Credit Facility under renegotiation and had no impact on total debt. As of March 31, 2003, the Company had a working capital deficit of $33.8 million.

     Net cash provided by operating activities during the three months ended March 31, 2003, totaled $22.3 million compared to $8.7 million during the same period of 2002 due to a $6.9 million increase in deferred revenue, a $3.0 million increase in accounts payable and an increase in net income of $2.0 million.

     During the quarter ended March 31, 2003, the Company spent $1.8 million for additions of property and equipment, $0.1 million related to software and database development costs, $5.3 million for the acquisition of businesses and $16.0 million on the repayment of long-term debt.

     The Senior Secured Credit Facility provides for a Term A Loan of $47.0 million due March 2005, a Term B Loan of $45.0 million due March 2006 and $18.0 million under a Revolving Credit Facility due March 2005.

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

Consolidated Balance Sheet Information:

     Trade accounts receivable decreased from $45.3 million at March 31, 2002 to $40.8 million at March 31, 2003, with related days sales outstanding (“DSO”) decreasing to 49 days for the quarter ended March 31, 2003 from 54 days for the same period in 2002.

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4 which required all gains and losses from the extinguishments of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modification that have economic effect similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Upon adoption of the new accounting standard in 2003, the Company is required to reclassify the extraordinary item of $1.8 million related to the extinguishment of debt as reported in the 2002 consolidated statement of operations. The reclassification increased other non-operating expense by $2.9 million and decreased income tax expense by $1.1 million.

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

     In November 2002, the Emerging Issues Task Force of the FASB reached consensus on Issue 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 is not expected to have material impact on the Company’s consolidated financial statements.

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

     As of March 31, 2003, we had total indebtedness of approximately $174.4 million, including $92.0 million of Notes under an indenture (the “Indenture”) and $70.5 million under a $110 million Senior Secured Credit Agreement. Substantially all of our assets are pledged as security under the terms of the Senior Secured Credit Agreement. The indebtedness under the Senior Secured Credit Agreement was refinanced March 6, 2002 and originally incurred in connection with our acquisition of Donnelley Marketing in 1999. Our ability to pay principal and interest on the Notes issued under the Indenture and the indebtedness under the Senior Secured Credit Agreement and to satisfy our other debt obligations will depend upon our future operating performance. Our performance will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. The future availability of revolving credit under the Senior Secured Credit Agreement will depend on, among other things, our ability to meet certain specified financial ratios and maintenance tests. We expect that our operating cash flow should be sufficient to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due. If we are unable to service our indebtedness, however, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the Notes issued under the Indenture and the Senior Secured Credit Agreement) or seeking additional equity capital. We may not be able to implement any such measures or obtain additional financing.

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

     Our business strategy includes continued growth through acquisitions of complementary products, technologies or businesses. We have made over 20 acquisitions since mid-1996 and completed the integration of these acquisitions into our existing business by the end of the quarter as of March 31, 2003. We continue to evaluate strategic opportunities available to us and intend to pursue opportunities that we believe fit our business strategy. Acquisitions of companies, products or technologies may result in the diversion of management’s time and attention from day-to-day operations of our business and may entail numerous other risks, including difficulties in assimilating and integrating acquired operations, databases, products, corporate cultures and personnel, potential loss of key employees of acquired businesses, difficulties in applying our internal controls to acquired businesses, and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent our efforts to integrate future acquisitions fail, our business, financial condition and results of operations would be adversely affected.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates as over one-half of the Company’s debt is at fixed rates. At March 31, 2003, the fair value of the Company’s long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At March 31, 2003, the Company had long-term debt with a carrying value of $174.4 million and estimated fair value of approximately $177.9 million. The market risk is estimated as the potential decrease in fair value of the Company’s long-term debt resulting from a hypothetical increase of 10% in the rates currently offered to the Company. An increase in interest rates would result in approximately a $3.4 million increase in fair value of the Company’s long-term debt. The Company does not have operations subject to risks of foreign currency fluctuations.

ITEM 4.
CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c) and Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

infoUSA INC.
FORM 10-Q

FOR THE QUARTER ENDED

MARCH 31, 2003

PART II

OTHER INFORMATION

ITEM 5.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 2003 Annual Meeting of Stockholders of the Company held on April 21, 2003, the stockholders voted and approved the following items:

1.     Elected the following directors to the Board of Directors for a term of three years.

Vinod Gupta	FOR:	45,635,583	WITHHELD:	1,388,830
Geroge F. Haddix	FOR:	46,389,457	WITHHELD:	634,956
Dr. Vasant H. Raval	FOR:	46,391,073	WITHHELD:	633,340

2.     The stockholders also ratified the appointment of KPMG LLP as the Company’s independent auditors to examine the financial statements of the Company for the fiscal year 2003.

FOR:	45,903,314	AGAINST:	15,090	ABSTAIN:	-0-

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

99.1	Certificate Pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
99.2	Certificate Pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

     (b)  Report on Form 8-K

     The Company filed a Form 8-K/A effective as of December 3, 2002 related to the acquisition of ClickAction Inc. and Form 8-K for the acquisition of Yesmail, Inc. effective as of February 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

infoUSA INC.

Date: May 14, 2003	/s/ STORMY L. DEAN Stormy L. Dean, Chief Financial Officer (principal financial officer)

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Stormy L. Dean, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q for the quarter ended March 31, 2003 of infoUSA Inc.;

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

Date: May 14, 2003

/s/ STORMY L. DEAN Stormy L. Dean Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Vinod Gupta, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q for the quarter ended March 31, 2003 of infoUSA Inc.;

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

Date: May 14, 2003

/s/ VINOD GUPTA Vinod Gupta Chief Executive Officer

Exhibit Index

Ex. No.	Description

99.1	Certificate Pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
99.2	Certificate Pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith