Form 10-Q
period 2003-06-30
INFOUSA INC
filed 2003-08-14
CIK 879437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003 or

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

N/A
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

51,994,498 shares of Common Stock at August 1, 2003

infoUSA INC.

INDEX

PART I – FINANCIAL INFORMATION AND MANAGEMENT’S DISCUSSION AND ANALYSIS
Item 1. Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	4
Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2003 and 2002
Consolidated Statements of Cash Flows Six Months ended June 30, 2003 and 2002
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	23
PART II – OTHER INFORMATION
Item 5. Submission of Matters to a Vote of Security Holders	24
Item 6. Exhibits and Reports on Form 8-K	24
Signature	27
Index to Exhibits	28

infoUSA INC.

FORM 10-Q

FOR THE QUARTER ENDED

June 30, 2003

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2003	DECEMBER 31, 2002

ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$3,971	$6,285
Marketable securities	1,318	887
Trade accounts receivable, net of allowances of $3,739 and $3,673, respectively	39,849	39,352
Officer note receivable	510	510
List brokerage trade accounts receivable	12,465	16,635
Income taxes receivable	583	—
Prepaid expenses	7,227	4,515
Deferred marketing costs	2,828	1,746

Total current assets	68,751	69,930

Property and equipment, net	44,487	45,756
Intangible assets, net	267,591	273,246
Other assets	5,193	4,454

	$386,022	$393,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$17,058	$26,312
Accounts payable	14,567	13,303
List brokerage trade accounts payable	8,847	12,745
Accrued payroll expenses	12,015	11,410
Accrued expenses	1,269	1,827
Income taxes payable	—	3,287
Deferred income taxes	6,133	515
Deferred revenues	20,391	13,821

Total current liabilities	80,280	83,220

Long-term debt, net of current portion	151,945	164,116
Deferred income taxes	20,056	21,722
Other liabilities	2,965	6,000
Stockholders’ equity:
Preferred stock, $.0025 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $.0025 par value. Authorized 295,000,000 shares; 51,183,186 shares issued and 50,561,881 outstanding at June 30, 2003 and 51,869,816 shares issued and 51,111,014 outstanding at December 31, 2002	130	130
Paid-in capital	92,161	92,205
Retained earnings	43,817	32,237
Treasury stock, at cost, 621,305 shares held at June 30, 2003 and 758,802 held at December 31, 2002	(3,732)	(4,538)
Notes receivable from officers	(847)	(834)
Accumulated other comprehensive loss	(753)	(872)

Total stockholders’ equity	130,776	118,328

	$386,022	$393,386

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,

	2003	2002	2003	2002

	(UNAUDITED)		(UNAUDITED)
Net sales	$78,831	$74,042	$154,911	$150,765
Costs and expenses:
Database and production costs	22,240	21,313	43,140	42,573
Selling, general and administrative (excluding non-cash stock options compensation expense of $69 and $27 for the three months and six months ended June 30, 2003 and 2002, respectively)	33,864	31,966	66,998	63,847
Depreciation and amortization	7,033	7,149	14,208	14,253
Non-cash stock option compensation	69	27	69	27
Restructuring charges	430	645	985	812
Litigation settlement charge	—	307	—	307
Acquisition costs	41	110	54	173

Total operating costs and expenses	63,677	61,517	125,454	121,992

Operating income	15,154	12,525	29,457	28,773
Other income (expense):
Investment income	146	28	828	98
Other charges	(3,810)	(1,183)	(4,145)	(5,240)
Interest expense	(3,596)	(4,744)	(7,257)	(9,158)

Income before income taxes	7,894	6,626	18,883	14,473
Income taxes	3,169	2,400	7,303	5,381

Net income	$4,725	$4,226	$11,580	$9,092

Basic earnings per share:	$0.09	$0.08	$0.23	$0.18

Diluted earnings per share:	$0.09	$0.08	$0.23	$0.18

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	SIX MONTHS ENDED
	June 30,
	2003	2002

	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,580	$9,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,208	14,253
Amortization of deferred financing costs	458	561
Deferred income taxes	3,952	(1,670)
Non-cash stock option compensation expense	69	27
Non-cash 401(k) contribution in common stock	680	320
Gain on sale of assets	(263)	—
Non-cash impairment of assets	—	3,026
Non-cash other charges	1,679	1,264
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	1,062	(2,700)
List brokerage trade accounts receivable	4,170	1,400
Prepaid expenses and other assets	(3,398)	1,702
Deferred marketing costs	(1,082)	(376)
Accounts payable	270	3,277
List brokerage trade accounts payable	(4,053)	(536)
Income taxes receivable and payable, net	(3,870)	(3,698)
Accrued expenses and other liabilities	1,907	(4,713)

Net cash provided by operating activities	27,369	21,229

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of other investments	396	—
Purchase of other investments	(626)	(32)
Purchases of property and equipment	(2,632)	(1,872)
Acquisitions of businesses, net of cash acquired	(4,350)	(3,983)
Software and database development costs	(237)	(1,353)

Net cash used in investing activities	(7,449)	(7,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(122,105)	(18,515)
Proceeds of long-term debt	100,000	—
Deferred financing costs paid	(141)	(1,025)
Book overdraft	—	1,027
Proceeds from exercise of stock options	12	569

Net cash used in financing activities	(22,234)	(17,944)

Net decrease in cash and cash equivalents	(2,314)	(3,955)
Cash and cash equivalents, beginning	6,285	4,382

Cash and cash equivalents, ending	$3,971	$427

Supplemental cash flow information:
Interest paid	$3,281	$8,157

Income taxes paid	$7,374	$11,191

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

     The accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial information included therein. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the Untied States of America for complete financial statements.

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

     Reclassifications. In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4 which required all gains and losses from the extinguishments of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modification that have economic effect similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Upon adoption of the new accounting standard in 2003, the Company was required to reclassify the extraordinary item of $1.8 million related to the extinguishment of debt as reported in the 2002 consolidated statement of operations. The reclassification increased other charges expense by $2.9 million and decreased income tax expense by $1.1 million.

2. EARNINGS PER SHARE INFORMATION

     The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
Weighted average number of shares used in basic EPS	51,221	50,923	51,183	50,908
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	18	165	5	237

Weighted average number of shares outstanding used in diluted EPS	51,239	51,088	51,188	51,145

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

     The Company accounts for property and equipment on a consolidated basis. The Company’s business segments share the Company’s property and equipment. Depreciation expense is recorded in corporate activities.

     The Company has no intercompany sales or intercompany expense transactions. Accordingly, there are no adjustments necessary to eliminate amounts between the Company’s segments.

     The following table summarizes segment information:

	For the Three Months Ended June 30, 2003

	Small	Large	Corporate	Consolidated
	Business	Business	Activities	Total

		(In thousands)
Net sales	$40,088	$38,743	$—	$78,831
Restructuring charges	—	—	430	430
Acquisition costs	—	—	41	41
Operating income (loss)	15,372	19,247	(19,465)	15,154
Other charges	—	—	3,810	3,810
Investment income	—	—	146	146
Interest expense	—	—	3,596	3,596
Income (loss) before income taxes	15,372	19,247	(26,725)	7,894

	For the Three Months Ended June 30, 2002

	Small	Large	Corporate	Consolidated
	Business	Business	Activities	Total

		(In thousands)
Net sales	$36,929	$37,113	$—	$74,042
Non-cash stock compensation	—	—	27	27
Restructuring charges	—	—	645	645
Litigation settlement charges	—	—	307	307
Acquisition costs	—	—	110	110
Operating income (loss)	13,867	19,732	(21,074)	12,525
Other charges	—	—	1,183	1,183
Investment income	—	—	28	28
Interest expense	—	—	4,744	4,744
Income (loss) before income taxes	13,867	19,732	(26,973)	6,626

	For the Six Months Ended June 30, 2003

	Small	Large	Corporate	Consolidated
	Business	Business	Activities	Total

		(In thousands)
Net sales	$79,654	$75,257	$—	$154,911
Non-cash stock compensation	—	—	69	69
Restructuring charges	—	—	985	985
Acquisition costs	—	—	54	54
Operating income (loss)	30,583	37,356	(38,482)	29,457
Other charges	—	—	4,145	4,145
Investment income	—	—	828	828
Interest expense	—	—	7,257	7,257
Income (loss) before income taxes	30,583	37,356	(49,056)	18,883

	For the Six Months Ended June 30, 2002

	Small	Large	Corporate	Consolidated
	Business	Business	Activities	Total

		(In thousands)
Net sales	$76,277	$74,488	$—	$150,765
Non-cash stock compensation	—	—	27	27
Restructuring charges	—	—	812	812
Litigation settlement charges	—	—	307	307
Acquisition costs	—	—	173	173
Operating income (loss)	29,737	40,044	(41,008)	28,773
Other charges	—	—	5,240	5,240
Investment income	—	—	98	98
Interest expense			9,158	9,158
Income (loss) before income taxes	29,737	40,044	(55,308)	14,473

4. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss), including the components of other comprehensive income (loss), is as follows:

	For the Three		For the Six
	Months Ended		Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	(In thousands)		(In thousands)
Net income	$4,725	$4,226	$11,580	$9,092
Other comprehensive income:
Unrealized gain from investments:
Unrealized gains (losses)	168	(133)	192	(56)
Related tax expense	(64)	51	(73)	21

Net	104	(82)	119	(35)

Interest rate swap agreement:
Gains	—	—	—	850

Related tax expense	—	—	—	(323)

Net	—	—	—	527

Total other comprehensive income	104	(82)	119	492

Comprehensive income	$4,829	$4,144	$11,699	$9,584

     The components of accumulated other comprehensive income (loss) is as follows:

	Foreign		Accumulated
	Currency	Unrealized	Other
	Translation	Gains / (Losses)	Comprehensive
	Adjustments	on Securities	Income (Loss)

		(In thousands)
Balance at June 30, 2003	$(672)	$(81)	$(753)

Balance at December 31, 2002	$(672)	$(200)	$(872)

5. ACQUISITIONS

     Effective March, 2003, the Company acquired all issued and outstanding common stock of Yesmail, Inc., a provider of email acquisition and retention services. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Yesmail, Inc. have been included in the Company’s financial statements since the date of acquisition. Total consideration for the acquisition was cash of $5.0 million. The purchase price for the acquisition had been preliminarily allocated to current assets of $3.1 million, property and equipment of $1.4 million, current liabilities of $3.7 million and goodwill of $4.2 million. The transaction is subject to purchase price adjustment represented by an adjustment for finalized working capital and a two-year escrow for other contingent items specified within the merger agreement. During the second quarter of 2003, the Company recorded an adjustment for finalized working capital resulting in a reclassification of $1.0 million from goodwill to cash and $0.2 million from goodwill to current liabilities. Intangibles recorded as part of the purchase as of June 30, 2003 total $3.4 million.

     Operating results for Yesmail, Inc. are included in the accompanying consolidated statements of operations from March 1, 2003. Assuming Yesmail, Inc. had been acquired on January 1, 2002, included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and net income per share would have been as follows:

	For the Three Months Ended		For the Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	(In thousands,		(In thousands,
	except per share amounts)		except per share amounts)
	(unaudited)		(unaudited)
Net sales	$78,831	$78,008	$156,776	$158,921
Net income	$4,725	$1,121	$9,663	$2,160
Basic earnings per share	$0.09	$0.02	$0.19	$0.04
Diluted earnings per share	$0.09	$0.02	$0.19	$0.04

     The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results which may occur in the future. Pro forma net income includes adjustments for amortization of intangible assets and income taxes.

6. NON-CASH STOCK COMPENSATION EXPENSE

     At June 30, 2003, the Company has a nonqualified stock option plan. The Company applies the intrinsic value based method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company’s pro forma net income and earnings per share would have been as indicated below had the fair value of all option grants been charged to salaries, wages, and benefits in accordance with SFAS No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported	$4,725	$4,226	$11,580	$9,092
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	653	867	1,220	1,402

Net income, pro forma	$4,072	$3,359	$10,360	$7,690

Earnings per share:
Basic – as reported	$.09	$.08	$.23	$.18

Basic – pro forma	$.08	$.07	$.20	$.15

Diluted – as reported	$.09	$.08	$.23	$.18

Diluted – pro forma	$.08	$.07	$.20	$.15

     The above pro forma results are not likely to be representative of the effects on reported net income for future years since options vest over several years and additional awards generally are made each year.

     The fair value of the weighted average of option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003 and 2002: volatility of 80.73% (2003) and 82.45% (2002); risk free interest rate based on the U.S. Treasury strip yield at the date of grant; and expected lives of 5 years.

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

     During the second quarter of 2002, the Company granted non-qualified stock options to a non-employee consultant of the Company in connection with a consulting agreement executed by the Company. The options vest evenly over four years and have a five-year life. The fair value of the option was estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions: no dividend yield for any year, expected volatility of 44.13%, risk free interest rate of 3.51% and an expected life of 5 years. As such, the Company has recorded a non-cash charge of $69 thousand, related to stock options granted to the consultant during the six months ended June 30, 2003. The charges were recorded as an addition to paid-in-capital. The consulting agreement commits the Company to make cash payments of $675 thousand, $775 thousand and $200 thousand in 2003, 2004 and 2005 to the consultant for services rendered. Expense recorded for the three months and six months ended June 30, 2003 for this consulting agreement was $175 thousand and $350 thousand, respectively and $117 thousand for the three and six months ended June 30, 2002.

7. RESTRUCTURING CHARGES

     During the three and six months ended June 30, 2003, the Company recorded restructuring charges due to workforce reductions of $430 thousand and $985 thousand, respectively. The charges included involuntary employee separation costs for 115 employees in administration, sales support and marketing functions. As of June 30, 2003, an accrual of $797 thousand was included in the accompanying consolidated balance sheet for severance costs remaining to be paid.

     During the three and six months ended June 30, 2002, the Company recorded restructuring charges due to workforce reductions of $645 thousand and $812 thousand, respectively as a part of the Company’s overall strategy to reduce costs and continue commitment to its core businesses. The workforce reduction charges included involuntary employee separation costs for 112 employees in administration, sales support and marketing functions.

8. ACQUISITION COSTS

     During the three and six months ended June 30, 2003, the Company recorded costs of $41 thousand and $54 thousand, respectively for general and administrative expenses incurred in connection with the integration of acquired companies. These costs are not direct costs of acquisition and therefore cannot be capitalized as part of the purchase price.

     During the three and six months ended June 30, 2002, the Company recorded costs of $110 thousand and $173 thousand, respectively for general and administrative expenses incurred in connection with the integration of acquired companies. These costs are not direct costs of acquisition and therefore cannot be capitalized as part of the purchase price.

9. OTHER CHARGES

     During the six months ended June 30, 2003, the Company purchased $36.2 million of its 9 1/2% Senior Subordinated Notes of which $11.5 million were from the Company’s Chief Executive Officer. All purchases of 9 1/2% Senior Subordinated Notes occurred at the same price and under the same terms. As part of these purchases, the Company recorded charges of $0.9 million for related net unamortized debt issue costs and $1.7 million for amounts paid in excess of carrying value of the debt.

     On May 27, 2003 the Company amended and restated the Senior Secured Credit Facility administered by Bank of America Securities, LLC in order to take advantage of lower interest rates and make significant redemptions of the 9 1/2% Senior Subordinated Notes. The total credit available was increased from $115 million to $145 million. The existing term loans A and B were combined into a single term loan of $100 million maturing April 30, 2007. In addition, the revolving credit facility of $18 million was increased to $45 million and is due May 27, 2006. During the quarter, the Company expensed $0.8 million in unamortized costs associated with the issue of the previous facility and $0.7 million in bank fees associated with the new facility, which are classified as other charges in the statement of operations.

     During the six months ended June 30, 2002, the Company wrote-off deferred financing costs of $2.9 million in connection with the refinancing of its Senior Secured Credit Facility. Additionally, the refinancing resulted in a loss of $1.2 million for the reclassification of an interest rate swap agreement from Other Comprehensive Income (Loss) included in the Company’s consolidated balance sheet. The Company also recorded a loss of $1.1 million for an other-than-temporary decline in the value of a non-marketable equity investment.

10. RELATED PARTY TRANSACTIONS

     During the second quarter, the Company purchased the rights to a skybox at a local university for $617,400 from Annapurna Corporation, which is 100% owned by Mr. Gupta, the Company’s Chief Executive Officer. The cost covers the remaining 21 years of the lease and has been recorded in other assets on the accompanying consolidated balance sheet. Expense recognized for the three and six months ended June 30, 2003 was $2,450.

     The Company purchased $11.5 million of its Senior Subordinated Notes from Mr. Gupta at the same terms and prices offered to unrelated parties.

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

11. GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consist of the following:

	June 30,	December 31,
	2003	2002

	(In thousands)
Goodwill	$273,534	$262,417
Non-compete agreements	13,534	13,534
Core technology	4,800	4,800
Customer base	8,372	8,372
Trade names	15,802	15,802
Purchased data processing software	73,478	73,478
Acquired database costs	19,000	19,000
Perpetual software license agreement	8,000	8,000
Software development costs, net	2,423	5,565
Deferred financing costs	8,127	8,845

	427,070	419,813
Less accumulated amortization	159,479	146,567

	$267,591	$273,246

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

13. SUBSEQUENT EVENT

     On June 17, 2003, the Company notified the trustee of its 9 1/2% Senior Subordinated Notes to call a pro rata $30.8 million at the call price of 104.75% in accordance with the terms of the indenture. The call premium of $1.5 million was expensed along with $0.8 million in issue costs in the third quarter.

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

     This discussion and analysis contains forward-looking statements, including without limitation statements in the discussion of comparative results of operations, accounting standards and liquidity and capital resources, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the “safe harbor” created by those sections. The Company’s actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the company’s recent results or those projected in the forward-looking statements are described in “Factors that May Affect Operating Results” below. The Company assumes no obligation to update the forward-looking statement or such factors.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to the acquisitions.

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30, 2003	JUNE 30, 2002	JUNE 30, 2003	JUNE 30, 2002

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	100%	100%	100%	100%
Costs and expenses:
Database and production costs	28	29	28	28
Selling, general and administrative	43	43	43	42
Depreciation and amortization	9	10	9	10
Non-cash stock compensation expense	—	—	—	—
Restructuring charges	1	1	1	1
Litigation settlement charge	—	—	—	—
Acquisition costs	—	—	—	—

Total costs and expenses	81	83	81	81

Operating income	19	17	19	19
Other expense, net	(9)	(8)	(7)	(8)

Income before income taxes	10	9	12	10
Income taxes	4	3	5	4

Net income	6%	6%	7%	6%

OTHER DATA:		(in thousands)
SALES BY SEGMENT:
Small business	$40,088	$36,929	$79,654	$76,277
Large business	38,743	37,113	75,257	74,488

Total	$78,831	$74,042	$154,911	$150,765

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
Small business	51%	50%	52%	51%
Large business	49	50	48	49

Total	100%	100%	100%	100%

Amortization expense of intangible assets (1)	$3,326	$3,325	$6,650	$6,661

Earnings before, interest, taxes, depreciation and amortization, (EBITDA), as adjusted (2)	$22,256	$19,701	$43,734	$43,053

EBITDA, as adjusted, as a percentage of net sales	28%	27%	28%	29%

Cash Flow Data:			(in thousands)
Net cash from operating activities			$27,369	$21,229
Net cash used in investing activities			(7,449)	(7,240)

Net cash used in financing activities			(22,234)	(17,944)

(1)	This represents amortization expense recorded by the Company on amortizable intangible assets recorded as part of the acquisition of other companies, and excludes amortization related to deferred financing costs, software development costs, and other intangible assets not recorded as part of an acquisition of another company.

(2)	“EBITDA”, as adjusted, is defined as net income adjusted to exclude depreciation and amortization, impairment of assets, income taxes, interest and non-cash stock compensation expenses. EBITDA is presented because it is a widely accepted indicator of a company’s ability to incur and service debt and of the Company’s cash flows from operations excluding any non-cash items and as a measure of performance because it eliminates the effects of a variety of methods used for depreciation and amortization that have changed over time. However, EBITDA, does not purport to represent cash provided by operating activities as reflected in the Company’s consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, may not be comparable to similar measures reported by other companies.

     The following provides a reconciliation of net income to EBITDA, as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income	$4,725	$4,226	$11,580	$9,092
Other charges	3,810	1,183	4,145	5,240
Investment income	(146)	(28)	(828)	(98)
Interest expense	3,596	4,744	7,257	9,158
Income taxes	3,169	2,400	7,303	5,381
Depreciation and amortization	7,033	7,149	14,208	14,253
Non-cash stock compensation	69	27	69	27

EBITDA, as adjusted	$22,256	$19,701	$43,734	$43,053

Net sales

     Net sales of the Company for the quarter ended June 30, 2003 were $78.8 million compared to $74.0 million compared to the same period of 2002, an increase of 6%. Net sales of the Company for the six months ended June 30, 2003 were $154.9 million compared to $150.8 million for the same period of 2002, an increase of 3%.

     Net sales of the small business segment for the quarter ended June 30, 2003 were $40.1 million, compared to $36.9 million for the same period of 2002, an increase of 9%. Net sales of the small business segment for the six months ended June 30, 2003 were $79.7 million, compared to $76.3 million for the same period of 2002, an increase of 4%. The small business segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet.

     Net sales of the large business segment for the quarter ended June 30, 2003 were $38.7 million compared to $37.1 million for the same period of 2002, an increase of 4%. Net sales of the large business segment for the six months ended June 30, 2003 were $75.3 million compared to $74.5 million for the same period of 2002, an increase of 1%. The large business segment principally engages in the selling of data processing services, licensed databases, database marketing solutions, e-mail marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services.

Database and production costs

     Database and production costs for the quarter ended June 30, 2003 were $22.2 million, or 28% of net sales, compared to $21.3 million, or 29% of net sales for the same period of 2002. Database and production costs for the six months ended June 30, 2003 were $43.1 million, or 28% of net sales, compared to $42.6 million, or 28% of net sales for the same period of 2002.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the quarter ended June 30, 2003 were $33.9 million, or 43% of net sales, compared to $32.0 million, or 43% of net sales for the same period of 2002. Selling, general and administrative expenses for the six months ended June 30, 2003 were $67.0 million, or 43% of net sales, compared to $63.8 million, or 42% of net sales for the same period of 2002. The increase in selling, general and administrative expenses is principally due to the acquisition of various companies during 2002 and 2003, including Hill-Donnelly, City Publishing, the e-mail list business of DoubleClick, ClickAction and Yesmail. These acquired companies historically had higher operating sales and marketing cost structures than the Company’s existing businesses.

Depreciation and amortization expenses

     Depreciation and amortization expenses for the quarter ended June 30, 2003 were $7.0 million, or 9% of net sales, compared to $7.1 million, or 10% of net sales for the same period of 2002. Depreciation and amortization expenses for the six months ended June 30, 2003 were $14.2 million, or 9% of net sales, compared to $14.3 million, or 10% of net sales for the same period of 2002. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142

requires the Company to complete an annual impairment test on goodwill and other intangible assets with an indefinite life rather than record amortization expense on those assets. We currently do not expect to record an impairment charge, however, there can be no assurance that at the time a review is completed a material impairment charge will not be recorded.

Restructuring costs

     During the quarter ended June 30, 2003, the Company recorded restructuring charges due to workforce reductions of $430 thousand as a part of the Company’s continuing strategy to reduce costs. The workforce reduction charges included involuntary employee separation costs for 59 employees. During the six months ended June 30, 2003, the Company recorded restructuring charges due to workforce reductions of $985 for the involuntary employee separation costs for 115 employees.

     During the quarter ended June 30, 2002, the Company recorded restructuring charges due to workforce reductions of $645 thousand as a part of the Company’s continuing strategy to reduce costs. The workforce reduction charges included involuntary employee separation costs for 83 employees. During the six months ended June 30, 2002, the Company recorded restructuring charges due to workforce reductions of $812 for the involuntary employee separation costs for 112 employees.

Acquisition costs

     During the quarter and six months ended June 30, 2003, the Company recorded integration-related costs of $41 thousand and $54 thousand, respectively. The integration-related costs included consulting costs, information system conversion and other direct integration-related charges. These costs were not directly related to the acquisition of Yesmail, and therefore could not be capitalized, but were costs associated with the integration of operations into the Company’s existing operations.

     During the quarter and six months ended June 30, 2002, the Company recorded integration-related costs of $110 thousand and $173 thousand, respectively. The integration-related costs included consulting costs, information system conversion and other direct integration-related charges. These costs were not directly related to the acquisition of Polk Directories, Database Concepts, DoubleClick or Key Contacts and therefore could not be capitalized, but were costs associated with the integration into the Company’s existing operations

Operating income

     Including the factors previously described, the Company had operating income of $15.2 million, or 19% of net sales for the quarter ended June 30, 2003, compared to operating income of $12.5 million, or 17% of net sales for the same period in 2002. The Company had operating income of $29.5 million, for the six months ended June 30, 2003, compared to operating income of $28.8 million, or an increase of 2% over the same period in 2002.

     Operating income for the small business segment for the quarter ended June 30, 2003 was $15.4 million, or 38% of net sales, as compared to $13.9 million, or 38% of net sales for the same period in 2002. Operating income for the small business segment for the six months ended June 30, 2003 was $30.6 million, or 38% of net sales, as compared to $29.7 million, or 39% of net sales for the same period in 2002. The decrease in operating income as a percentage of net sales is principally due to increased selling, general and administrative expenses represented as a percentage of net sales associated with certain companies acquired during 2002 and 2003 including City Publishing and Hill-Donnelly, as further described in the selling, general and administrative section above.

     Operating income for the large business segment for the quarter ended June 30, 2003 was $19.2 million, or 50% of net sales, as compared to $19.7 million, or 53% of net sales for the same period in 2002. Operating income for the large business segment for the six months ended June 30, 2003 was $37.4 million, or 50% of net sales, as compared to $40.0 million, or 54% of net sales for the same period in 2002. The decrease in operating income as a percentage of net sales is principally due to increased selling, general and administrative expenses represented as a percentage of net sales associated with the companies acquired during 2002 and 2003 including ClickAction and Yesmail, as further described in the selling, general and administrative section above.

Other income (expense), net

     Other income (expense) net, was $(7.3) million, or (9)% of net sales, and $(6.0) million, or (8)% of net sales, for the quarters ended June 30, 2003 and 2002, respectively. Other income (expense) net, was $(10.6) million, or (7)% of net sales, and $(14.3)

million, or (9)% of net sales, for the six months ended June 30, 2003 and 2002, respectively. Other income (expense) is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating income (expense) of the Company.

     Interest expense was $3.6 million and $4.7 million for the quarters ended June 30, 2003 and 2002. Interest expense was $7.3 million and $9.2 million for the six months ended June 30, 2003 and 2002. Interest expense has decreased due to the continued reduction in the amount of total debt outstanding and favorable interest rates. Investment income was $146 thousand and $28 thousand for the quarters ended June 30, 2003 and 2002. Investment income was $828 thousand and $98 thousand for the six months ended June 30, 2003 and 2002.

     During 1999 in conjunction with the acquisition of Donnelley, the Company negotiated a credit arrangement (“Senior Debt Credit Facility”). According to the terms of the Senior Debt Credit Facility, the Company entered into an interest rate swap agreement with Union Bank of California, to fix the rate on $60.5 million of the debt at an interest rate of 6.385% for the term of 3 years. On March 6, 2002, the Company refinanced the Senior Debt Credit facility with Bank of America Securities, LLC. As a result of the refinancing, the Company recorded a charge of $1.2 million (classified with other charges) for amounts reported in Other Comprehensive Income related to the fair value of the interest rate swap agreement. Also during the quarter ended June 30, 2002, the Company wrote-off deferred financing costs of $2.9 million in connection with the refinancing of its Senior Debt Credit Facility as described above. On May 27, 2003 the Bank of America Senior Secured Credit Facility was amended and restated to increase the credit available from $115 million to $145 million to facilitate the partial redemption of the Company’s 91/2% Senior Subordinate Notes. As a result of the refinancing, the Company expensed $0.8 million in unamortized deferred financing costs associated with the issue of the previous facility and $0.7 million in bank fees associated with the new facility.

Income taxes

     A provision for income taxes of $3.1 million and $2.4 million was recorded for the quarters ended June 30, 2003 and 2002, respectively. A provision for income taxes of $7.3 million and $5.4 million was recorded for the six months ended June 30, 2003 and 2002, respectively.

EBITDA

     The Company’s EBITDA was $22.3 million, or 28% of net sales and $19.7 million, or 27% of net sales for the quarters ended June 30, 2003 and 2002, respectively. EBITDA was $43.7 million, or 28% of net sales and $43.1 million, or 29% of net sales for the six months ended June 30, 2003 and 2002, respectively. “EBITDA”, as adjusted, is defined as net income adjusted to exclude depreciation and amortization, impairment of assets, income taxes, interest and non-cash stock compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statements of Cash Flows Information:

     As of June 30, 2003, the Company’s principal sources of liquidity included cash and cash equivalents of $4.0 million, and $45.0 million available under the revolving credit facility described above. As of June 30, 2003, the Company had a working capital deficit of $11.5 million.

     Net cash provided by operating activities during the six months ended June 30, 2003, totaled $27.4 million compared to $21.2 million during the same period of 2002 due to a $6.6 million increase in deferred revenue, a ($3.4) million decrease in accounts payable and an increase in net income of $2.4 million.

     During the six months ended June 30, 2003, the Company spent $2.6 million for additions of property and equipment, $0.2 million related to software and database development costs, $4.4 million for the acquisition of businesses and a net $22.1 million on the repayment of long-term debt.

     The amended Senior Secured Credit Facility provides for a term loan of $100 million due April 2007 and $45.0 million under a revolving credit facility due May 2006.

     The Senior Secured Credit Facility provides for grid-based interest pricing based upon the Company’s consolidated leverage ratio and ranges from base rate + 1.00% to 2.00% for base rate loans and from LIBOR + 2.00% to 3.00% for LIBOR loans for use of the revolving credit facility for loans of up to $45.0 million. The term loan interest rate is base rate +3.00% or LIBOR + 4.00%. Substantially all assets of the Company are pledged as security under the terms of the credit facility. As of December 31, 2002, term loan “A” had a balance of $34.3 million, with an interest rate of 4.30% and term loan “B” had a balance of $40.8 million, with an interest rate of 4.80% under the previous credit agreement. At June 30, 2003, the term loan had a balance of $96.3 million with an interest rate of 5.1% and all $45 million was available under the revolving credit facility. Additionally, the Company is required to pay a commitment fee of between 0.35% and 0.50%, dependent on the consolidated leverage ratio, on the average unused amount of the revolving credit facility.

     The Company is subject to certain financial covenants in its various credit facilities, including total funded debt leverage ratio, senior debt leverage ratio, fixed charge coverage ratio and minimum consolidated EBITDA. Management believes the Company is in compliance with all restrictive covenants of the Company’s various credit facilities.

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

Consolidated Balance Sheet Information:

     Trade accounts receivable decreased from $46.9 million at June 30, 2002 to $39.8 million at June 30, 2003, with related days sales outstanding (“DSO”) decreasing to 46 days for the quarter ended June 30, 2003 from 58 days for the same period in 2002.

     Subsequent to the June 30, 2003 balance sheet date, the Company redeemed $30.8 million of its 91/2 % Senior Subordinated Notes with funding primarily from the Senior Secured Credit Facility.

ACCOUNTING STANDARDS

     In June 2001, the FASB released SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of asset retirement obligations as a liability rather than a contra-asset. SFAS No. 143 is effective for the Company’s fiscal year ending December 31, 2003. SFAS No. 143 did not impact the Company’s consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4 which required all gains and losses from the extinguishments of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modification that have economic effect similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Upon adoption of the new accounting standard in 2003, the Company reclassified the extraordinary item of $1.8 million related to the extinguishment of debt as reported in the 2002 consolidated statement of operations. The reclassification increased other non-operating expense by $2.9 million and decreased income tax expense by $1.1 million.

     In June 2002, the FASB released SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting and reporting for costs associated with exit or disposal activities, and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity.” SFAS No. 146 addresses involuntary one-time employee termination benefits, cost to terminate a contract that is not a capital lease, and other associated exit costs. Existing accounting guidelines require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 will prohibit companies from recognizing an exit or disposal liability that can not be measured at fair value. The Company is required to be in conformity with the provisions of SFAS No. 146 for exist or disposal activities that are initiated after December 31, 2002.

     In May 2003, the Emerging Issues Task Force of the FASB issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 is not expected to have material impact on the Company’s consolidated financial statements.

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

     In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As of June 30, 2003, management believes that SFAS NO. 149 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of this statement are effective for financial instruments entered into of modified after May 31, 2003. As of June 30, 2003, management believes that SFAS NO. 150 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

     In January 2003, the FASB issued FASB interpretation No. 46, Consolidation of Variable Interest Entities. FIN no. 46 address consolidation by business enterprises of certain variable interest entities. The provisions of FIN No. 46 are effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. The provisions are effective in the first fiscal year of interim period beginning after June 15, 2003, for variable interest entities in which an enterprise hold a variable interest that it acquired before February 1, 2003. The Company is currently evaluating FIN No. 46 to determine if there will be any effect on the financial position, results of operations, and cash flows of the Company.

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

     As of June 30, 2003, we had total indebtedness of approximately $169 million, including $60.8 million of Notes under an indenture (the “Indenture”) and $96.3 million under a $145 million Senior Secured Credit Agreement. Substantially all of our assets are pledged as security under the terms of the Senior Secured Credit Agreement. The indebtedness under the Senior Secured Credit Agreement was refinanced March 6, 2002 (amended and restated May 27, 2003) and originally incurred in connection with our acquisition of Donnelley Marketing in 1999. Our ability to pay principal and interest on the Notes issued under the Indenture and the indebtedness under the Senior Secured Credit Agreement and to satisfy our other debt obligations will depend upon our future operating performance. Our performance will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. The future availability of revolving credit under the Senior Secured Credit Agreement will depend on, among other things, our ability to meet certain specified financial ratios and maintenance tests. We expect that our operating cash flow should be sufficient to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due. If we are unable to service our indebtedness, however, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the Notes issued under the Indenture and the Senior Secured Credit Agreement) or seeking additional equity capital. We may not be able to implement any such measures or obtain additional financing.

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

     Our business strategy includes continued growth through acquisitions of complementary products, technologies or businesses. We have made over 20 acquisitions since mid-1996 and completed the integration of these acquisitions into our existing business. We continue to evaluate strategic opportunities available to us and intend to pursue opportunities that we believe fit our business strategy. Acquisitions of companies, products or technologies may result in the diversion of management’s time and attention from day-to-day operations of our business and may entail numerous other risks, including difficulties in assimilating and integrating acquired operations, databases, products, corporate cultures and personnel, potential loss of key employees of acquired businesses, difficulties in applying our internal controls to acquired businesses, and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent our efforts to integrate future acquisitions fail, our business, financial condition and results of operations would be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to material future earnings or cash flow exposures from changes in interest rates as over one-half of the Company’s debt is not at fixed rates. At June 30, 2003, the fair value of the Company’s long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At June 30, 2003, the Company had long-term debt with a carrying value of $169 million and estimated fair value of approximately the same. The Company has no significant operations subject to risks of foreign currency fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

     As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e) and Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no changes in internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

infoUSA INC.
FORM 10-Q

FOR THE QUARTER ENDED

JUNE 30, 2003

PART II

OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2003 Annual Meeting of Stockholders of the Company held on April 21, 2003, the stockholders and voted and approved the following items:

1.     Elected the following directors to the Board of Directors for a term of three years.

Vinod Gupta	FOR: 45,635,583	WITHHELD: 1,388,830

George F. Haddix	FOR: 46,389,457	WITHHELD: 634,956

Dr. Vasant H. Raval	FOR: 46,391,073	WITHHELD: 633,340

2.     The stockholders also ratified the appointment of KPMG LLP as the Company’s independent auditors to examine the financial statements of the Company for the fiscal year 2003.

FOR: 45,903,314	AGAINST: 1,106,009	ABSTAIN: 15,090

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, is incorporated herein by reference to exhibits filed with Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.2	—	Bylaws are incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992.

3.3	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22,1999, is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.1	—	Preferred Share Rights Agreement is incorporated herein by reference to the Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.2	—	Specimen of Common Stock Certificate is incorporated herein by reference to the exhibits filed with the Company’s Registration Statement on Form 8-A, as amended), filed March 20, 2000.

4.4	—	Purchase Agreement dated June 12, 1998 between the Company, BT Alex. Brown Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist LLC is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

4.5	—	Indenture dated as of June 18, 1998 (the “Indenture”) by and between the Company and State Street Bank and Trust Company of California, N.A., as Trustee is incorporated herein by reference to Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

4.6	—	Exchange and Registration Rights Agreement dated as of June 18, 1998 by and among the Company and BT Alex. Brown Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist LLC as the Initial Purchasers is incorporated herein by reference to Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

4.7	—	Form of New 9 1/2% Senior Subordinated Note due 2008 is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-4 (File No. 333-61645), filed December 15, 1999.

4.8	—	Credit Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001.

4.9	—	Pledge Agreement by and among infoUSA, Inc., Various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001.

4.10	—	Security Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001.

4.11	—	Subsidiaries Guaranty Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

     (b)  Reports on Form 8-K

     The Company filed a Form 8-K under Items 7 and 12 (filed under Item 9 as permitted by SEC guidance) on April 21, 2003 for a press release announcing first quarter results; Form 8-K under Item 7 and 9 on May 8, 2003 for the glossy pages of the Company’s 2002 Annual Report, Form 8-K/A under Item 7 on May 14, 2003 for balance sheet, statement of operations, statement of stockholders’ equity, statement of cash flows of YesMail, Inc. and pro-forma balance sheet and statement of operations of YesMail, Inc.; Form 8-K under Items 7 and 9 on May 21, 2003 for a press release with the Company’s business outlook for 2003 and 2004; Form 8-K under Items 7 and 9 on May 30, 2003 for a press release announcing a new credit facility and the Company’s intent to repurchase a portion of its 9 1/2% Senior Subordinated Notes; and a Form 8-K under Items 7 and 9 on June 18, 2003 for a press release announcing a pro rata call of its 9 1/2% Senior Subordinated Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

infoUSA INC.

Date: August 13, 2003	/s/ STORMY L. DEAN Stormy L. Dean, Chief Financial Officer (principal financial officer)

Index to Exhibits

Exhibit
Number		Description

3.1	-	Certificate of Incorporation, as amended through October 22, 1999, is incorporated herein by reference to exhibits filed with Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.2	-	Bylaws are incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992.

3.3	-	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22,1999, is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.1	-	Preferred Share Rights Agreement is incorporated herein by reference to the Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.2	-	Specimen of Common Stock Certificate is incorporated herein by reference to the exhibits filed with the Company’s Registration Statement on Form 8-A, as amended), filed March 20, 2000.

4.4	-	Purchase Agreement dated June 12, 1998 between the Company, BT Alex. Brown Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist LLC is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

4.5	-	Indenture dated as of June 18, 1998 (the “Indenture”) by and between the Company and State Street Bank and Trust Company of California, N.A., as Trustee is incorporated herein by reference to Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

4.6	-	Exchange and Registration Rights Agreement dated as of June 18, 1998 by and among the Company and BT Alex. Brown Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist LLC as the Initial Purchasers is incorporated herein by reference to Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

4.7	-	Form of New 9 1/2% Senior Subordinated Note due 2008 is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-4 (File No. 333-61645), filed December 15, 1999.

4.8	-	Credit Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001.

4.9	-	Pledge Agreement by and among infoUSA, Inc., Various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001.

Exhibit
Number		Description

4.10	-	Security Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001.

4.11	-	Subsidiaries Guaranty Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001.

31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	-	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	-	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.