Form 10-Q
period 2003-09-30
INFOUSA INC
filed 2003-11-13
CIK 879437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003 or

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

52,242,941 shares of Common Stock at November 6, 2003

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index
EX-10.1 Credit Agreement
EX-10.2 Pledge Agreement
EX-10.3 Security Agreement
EX-10.4 Subsidiaries Guaranty Agreement
EX-31.1 Certification of Chief Executive Officer
EX-31.2 Certification of Chief Financial Officer
EX-32.1 Certification of Chief Executive Officer
EX-32.2 Certification of Chief Financial Officer

infoUSA INC.

INDEX

PART I – FINANCIAL INFORMATION AND MANAGEMENT’S DISCUSSION AND ANALYSIS
Item 1.	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002
Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2003 and 2002
Consolidated Statements of Cash Flows Nine Months ended September 30, 2003 and 2002
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II – OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
Signature
Index to Exhibits

infoUSA INC.

FORM 10-Q

FOR THE QUARTER ENDED

September 30, 2003

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2003	December 31, 2002

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$3,141	$6,285
Marketable securities	1,007	887
Trade accounts receivable, net of allowances of $2,829 and $3,673, respectively	34,152	39,352
Officer note receivable	510	510
List brokerage trade accounts receivable	12,621	16,635
Income taxes receivable	1,439	—
Prepaid expenses	6,832	4,515
Deferred marketing costs	3,599	1,746

Total current assets	63,301	69,930

Property and equipment, net	43,480	45,756
Intangible assets, net	263,982	273,246
Other assets	4,990	4,454

	$375,753	$393,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,910	$26,312
Accounts payable	13,704	13,303
List brokerage trade accounts payable	8,721	12,745
Accrued payroll expenses	11,990	11,410
Accrued expenses	1,884	1,827
Income taxes payable	—	3,287
Deferred income taxes	7,476	515
Deferred revenues	15,399	13,821

Total current liabilities	76,084	83,220

Long-term debt, net of current portion	136,477	164,116
Deferred income taxes	18,836	21,722
Other liabilities	4,554	6,000
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 52,799,107 shares issued and 52,218,561 outstanding at September 30, 2003 and 51,869,816 shares issued and 51,111,014 outstanding at December 31, 2002	132	130
Paid-in capital	98,237	92,205
Retained earnings	47,449	32,237
Treasury stock, at cost, 580,546 shares held at September 30, 2003 and 758,802 held at December 31, 2002	(3,494)	(4,538)
Notes receivable from officers	(337)	(834)
Accumulated other comprehensive loss	(2,185)	(872)

Total stockholders’ equity	139,802	118,328

	$375,753	$393,386

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,

	2003	2002	2003	2002

	(UNAUDITED)		(UNAUDITED)
Net sales	$77,379	$77,171	$232,290	$227,936
Costs and expenses:
Database and production costs	21,416	20,618	64,556	63,191
Selling, general and administrative (excluding non-cash stock option compensation expense of $76 and $8 for the three months and $145 and $35 for the nine months ended September 30, 2003 and 2002, respectively)	36,827	34,711	103,825	98,558
Depreciation and amortization	7,006	6,805	21,214	21,058
Non-cash stock option compensation	76	8	145	35
Restructuring charges	645	804	1,630	1,616
Litigation settlement charge	1,667	110	1,667	417
Acquisition costs	—	2	54	175

Total operating costs and expenses	67,637	63,058	193,091	185,050

Operating income	9,742	14,113	39,199	42,886
Other income (expense):
Investment income	394	35	1,222	133
Other charges	(2,240)	(115)	(6,385)	(5,355)
Interest expense	(2,243)	(3,404)	(9,500)	(12,562)

Income before income taxes	5,653	10,629	24,536	25,102
Income taxes	2,021	4,225	9,324	9,606

Net income	$3,632	$6,404	$15,212	$15,496

Basic earnings per share:	$0.07	$0.12	$0.30	$0.30

Diluted earnings per share:	$0.07	$0.12	$0.30	$0.30

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	NINE MONTHS ENDED
	September 30,

	2003	2002

	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,212	$15,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,214	21,058
Amortization of deferred financing costs	539	620
Deferred income taxes	4,304	(2,164)
Non-cash stock option compensation expense	145	35
Non-cash 401(k) contribution in common stock	1,028	649
Gain on sale of assets	(860)	—
Non-cash impairment of assets	—	2,978
Non-cash other charges	2,482	1,264
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	6,727	3,020
List brokerage trade accounts receivable	4,014	(825)
Prepaid expenses and other assets	(5,185)	2,649
Deferred marketing costs	(1,853)	(429)
Accounts payable	(533)	3,117
List brokerage trade accounts payable	(4,179)	541
Income taxes receivable and payable, net	(4,726)	(1,480)
Accrued expenses and other liabilities	(785)	(10,900)

Net cash provided by operating activities	37,544	35,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of other investments	1,628	—
Purchase of other investments	(626)	(32)
Purchases of property and equipment	(4,657)	(2,453)
Acquisitions of businesses, net of cash acquired	(5,494)	(6,453)
Software and database development costs	(743)	(1,820)

Net cash used in investing activities	(9,892)	(10,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(137,041)	(27,233)
Proceeds of long-term debt	100,000	—
Deferred financing costs paid	(141)	(1,030)
Proceeds for repayment of officer loan	496	—
Proceeds from exercise of stock options	5,890	569

Net cash used in financing activities	(30,796)	(27,694)

Net decrease in cash and cash equivalents	(3,144)	(2,823)
Cash and cash equivalents, beginning	6,285	4,382

Cash and cash equivalents, ending	$3,141	$1,559

Supplemental cash flow information:
Interest paid	$8,390	$9,884

Income taxes paid	$9,904	$13,630

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In Thousands)		(In Thousands)

	2003	2002	2003	2002

Weighted average number of shares used in basic EPS	51,676	50,991	51,351	50,935
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	681	—	102	83

Weighted average number of shares outstanding used in diluted EPS	52,357	50,991	51,453	51,018

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

     The following table summarizes segment information:

	For The Three Months Ended September 30, 2003

	Small	Large	Corporate	Consolidated
	Business	Business	Activities	Total

	(In thousands)
Net sales	$37,902	$39,477	$—	$77,379
Non-cash stock compensation	—	—	(76)	(76)
Restructuring charges	—	—	(645)	(645)
Litigation settlement charges	—	—	(1,667)	(1,667)
Operating income (loss)	10,423	20,009	(20,690)	9,742
Investment income	—	—	394	394
Other charges	—	—	(2,240)	(2,240)
Interest expense	—	—	(2,243)	(2,243)
Income (loss) before income taxes	10,423	20,009	(24,779)	5,653

	For The Three Months Ended September 30, 2002

	Small	Large	Corporate	Consolidated
	Business	Business	Activities	Total

	(In thousands)
Net sales	$41,084	$36,087	$—	$77,171
Non-cash stock compensation	—	—	(8)	(8)
Restructuring charges	—	—	(804)	(804)
Litigation settlement charges	—	—	(110)	(110)
Acquisition costs	—	—	(2)	(2)
Operating income (loss)	15,585	18,571	(20,043)	14,113
Investment income	—	—	35	35
Other charges	—	—	(115)	(115)
Interest expense	—	—	(3,404)	(3,404)
Income (loss) before income taxes	15,585	18,571	(23,527)	10,629

	For The Nine Months Ended September 30, 2003

	Small	Large	Corporate	Consolidated
	Business	Business	Activities	Total

	(In thousands)
Net sales	$117,556	$114,734	$—	$232,290
Non-cash stock compensation	—	—	(145)	(145)
Restructuring charges	—	—	(1,630)	(1,630)
Litigation settlement charges	—	—	(1,667)	(1,667)
Acquisition costs	—	—	(54)	(54)
Operating income (loss)	41,006	57,365	(59,172)	39,199
Investment income	—	—	1,222	1,222
Other charges	—	—	(6,385)	(6,385)
Interest expense	—	—	(9,500)	(9,500)
Income (loss) before income taxes	41,006	57,365	(73,835)	24,536

	For The Nine Months Ended September 30, 2002

	Small	Large	Corporate	Consolidated
	Business	Business	Activities	Total

	(In thousands)
Net sales	$117,405	$110,531	$—	$227,936
Non-cash stock compensation	—	—	(35)	(35)
Restructuring charges	—	—	(1,616)	(1,616)
Litigation settlement charges	—	—	(417)	(417)
Acquisition costs	—	—	(175)	(175)
Operating income (loss)	46,066	58,615	(61,795)	42,886
Investment income	—	—	133	133
Other charges	—	—	(5,355)	(5,355)
Interest expense	—	—	(12,562)	(12,562)
Income (loss) before income taxes	46,066	58,615	(79,579)	25,102

4. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss), including the components of other comprehensive income (loss), is as follows:

	For The Three		For The Nine
	Months Ended		Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(In thousands)		(In thousands)
Net income	$3,632	$6,404	$15,212	$15,496
Other comprehensive income:
Unrealized gain from investments:
Unrealized gains (losses)	(57)	(10)	136	(66)
Related tax expense	22	4	(52)	25

Net	(35)	(6)	84	(41)

Interest rate swap agreement:
Gains	—	—	—	850
Related tax expense	—	—	—	(323)

Net	—	—	—	527

Pension plan:
Unrealized gains (losses)	(1,397)	—	(1,397)	—

Total other comprehensive income	(1,432)	(6)	(1,313)	486

Comprehensive income	$2,200	$6,398	$13,899	$15,982

     The components of accumulated other comprehensive income (loss) is as follows:

		Foreign		Accumulated
	Unrealized	Currency	Unrealized	Other
	Gains/(Losses)	Translation	Gains / (Losses)	Comprehensive
	Pension plan	Adjustments	On Securities	Income (Loss)

	(in thousands)
Balance at September 30, 2003	$(1,397)	$(672)	$(116)	$(2,185)

Balance at December 31, 2002	$—	$(672)	$(200)	$(872)

5. ACQUISITIONS

     Effective September 14, 2003, the Company purchased the assets of LTWC Corporation (“Markado”), a provider of email marketing services. Total consideration for the acquisition was cash of $1.0 million. The purchase price for the acquisition has been preliminarily allocated to current assets of $0.3 million, property and equipment of $0.1 million and goodwill of $0.6 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Markado have been included in the Company’s financial statements since the date of acquisition.

     Effective March 1, 2003, the Company acquired all issued and outstanding common stock of Yesmail, Inc., a provider of email acquisition and retention services. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Yesmail, Inc. have been included in the Company’s financial statements since the date of acquisition. Total consideration for the acquisition was cash of $5.0 million. The purchase price for the acquisition had been preliminarily allocated to current assets of $3.1 million, property and equipment of $1.4 million, current liabilities of $3.7 million and goodwill of $4.2 million. The transaction is subject to purchase price adjustment represented by an adjustment for finalized working capital and a two-year escrow for other contingent items specified within the merger agreement. During the second quarter of 2003, the Company recorded an adjustment for finalized working capital resulting in a reclassification of $1.0 million from goodwill to current assets and $0.2 million from goodwill to current liabilities. Intangibles recorded as part of the purchase as of September 30, 2003 total $3.4 million.

     Assuming Markado and Yesmail, Inc. had been acquired on January 1, 2002, included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and net income per share would have been as follows:

	For the three months ended		For the nine months ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(In thousands, except per share amounts)
	(unaudited)
Net sales	$77,856	$81,351	$236,132	$241,815
Net income	$3,685	$3,729	$13,303	$3,022
Basic earnings per share	$0.07	$0.07	$0.26	$0.06
Diluted earnings per share	$0.07	$0.07	$0.26	$0.06

     The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results that may occur in the future. Pro forma net income includes adjustments for amortization of intangible assets and income taxes.

6. NON-CASH STOCK COMPENSATION EXPENSE

     At September 30, 2003, the Company has a nonqualified stock option plan. The Company applies the intrinsic value based method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company’s pro forma net income and earnings per share would have been as indicated below had the fair value of all option grants been charged to salaries, wages, and benefits in accordance with SFAS No. 123, Accounting for Stock-Based Compensation:

	Three months ended		Nine Months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$3,632	$6,404	$15,212	$15,496
Less: Total stock-based employee compensation expense determined under fair value based method, net of taxes	527	635	1,747	2,037

Net income, pro forma	$3,105	$5,769	$13,465	$13,459

Earnings per share:
Basic – as reported	$.07	$.12	$.30	$.30

Basic – pro forma	$.06	$.11	$.26	$.26

Diluted – as reported	$.07	$.12	$.30	$.30

Diluted – pro forma	$.06	$.11	$.26	$.26

     The above pro forma results are not likely to be representative of the effects on reported net income for future years since options vest over several years and additional awards generally are made each year.

     The fair value of the weighted average of option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003 and 2002: expected volatility of 78.89% (2003) and 80.73% (2002), risk free interest rate of 4.67% (2003) and 4.84% (2002) based on the U.S. Treasury strip yield at the date of grant and expected lives of 5 years.

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

     During the second quarter of 2002, the Company granted non-qualified stock options to a non-employee consultant of the Company in connection with a consulting agreement executed by the Company. The options vest evenly over four years and have a five-year life. The fair value of the option was estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions: no dividend yield for any year, expected volatility of 78.89%, risk free interest rate of 4.67% and an expected life of 5 years. As such, the Company has recorded a non-cash charge of $145 thousand, related to stock options granted to the consultant during the nine months ended September 30, 2003. The charges were recorded as an addition to paid-in-capital. The consulting agreement commits the Company to make cash payments of $675 thousand, $775 thousand and $200 thousand in 2003, 2004 and 2005 to the consultant for services rendered. Expense recorded for the three months and nine months ended September 30, 2003 for this consulting agreement was $175 thousand and $550 thousand, respectively and $292 thousand for the three months and nine months ended September 30, 2002.

7. RESTRUCTURING CHARGES

     During the three and nine months ended September 30, 2003, the Company recorded restructuring charges due to workforce reductions of $645 thousand and $1.6 million, respectively. The charges included involuntary employee separation costs for 64 employees in administration, order production and data processing support staff. As of September 30, 2003, an accrual of $410 thousand was included in the accompanying consolidated balance sheet for severance costs remaining to be paid.

     During the three and nine months ended September 30, 2002, the Company recorded restructuring charges due to workforce reductions of $804 thousand and $1.6 million, respectively as a part of the Company’s overall strategy to reduce costs and continue commitment to its core businesses. The workforce reduction charges included involuntary employee separation costs for 73 employees in administration, sales support and marketing functions.

8. ACQUISITION COSTS

     The Company recorded costs of $54 thousand and $175 thousand during the nine months ended September 30, 2003 and 2002, respectively, for general and administrative expenses incurred in connection with the integration of acquired companies. These costs are not direct costs of acquisition and therefore cannot be capitalized as part of the purchase price.

9. OTHER CHARGES

     On May 14, 2002, a principal of one of the acquisitions made by the Company in 1996 was awarded $1.7 million by an arbitrator for settlement of a dispute regarding exercise of stock options issued by the Company. Although the Company has appealed the arbitrator’s decision, the Company’s management, under advise from outside counsel, determined during the third quarter of 2003 that the Company was not likely to be successful in the appeal. Consequently, the Company recorded a litigation charge of $1.7 million during the three months ended September 30, 2003, for the arbitrators’ award.

     During the nine months ended September 30, 2003, the Company purchased $67 million of its 91/2% Senior Subordinated Notes of which $11.5 million of the notes were held by the Company’s Chief Executive Officer. All purchases of 91/2% Senior Subordinated Notes occurred at the same price and under the same terms. As part of these purchases, the Company recorded charges of $1.6 million for related net non-amortized debt issue costs and $3.1 million for amounts paid in excess of carrying value of the debt.

     On May 27, 2003 the Company amended and restated the Senior Secured Credit Facility administered by Bank of America, N.A. in order to take advantage of lower interest rates and make significant redemptions of the 91/2% Senior Subordinated Notes. The total credit available was increased from $115 million to $145 million. The existing term loans A and B were combined into a single term loan of $100 million maturing April 30, 2007. In addition, the revolving credit facility of $18 million was increased to $45 million and is due May 27, 2006, reducing to $40 million on April 1, 2004 and reducing to $35 million on April 1, 2005. The Company has expensed $0.8 million in non-amortized costs associated with the issue of the previous facility and $0.8 million in bank fees associated with the new facility, which are classified as other charges in the statement of operations.

     During the nine months ended September 30, 2002, the Company wrote-off deferred financing costs of $2.9 million in connection with the refinancing of its Senior Secured Credit Facility. Additionally, the refinancing resulted in a loss of $1.2 million for the reclassification of an interest rate swap agreement from Other Comprehensive Income (Loss) included in the Company’s consolidated balance sheet. The Company also recorded a loss of $1.1 million for an other-than-temporary decline in the value of a non-marketable equity investment.

10. RELATED PARTY TRANSACTIONS

     During 2003, the Company purchased the rights to a skybox at a local university for $617 thousand from Annapurna Corporation, which is 100% owned by Mr. Gupta, the Company’s Chief Executive Officer. The cost covers the remaining 21 years of the lease and has been recorded in other assets on the accompanying consolidated balance sheet. Expense recognized for the three and nine months ended September 30, 2003 was $7 thousand and $10 thousand, respectively.

     During 2003, the Company purchased $11.5 million of its 91/2% Senior Subordinated Notes from Mr. Gupta at the same terms and prices offered to unrelated parties.

     Mr. Gupta was eligible for a cash bonus in 2002 based on Company performance. The criteria for Mr. Gupta’s bonus specifies that he would receive 10% of the Company’s adjusted EBITDA in excess of $80 million. In January 2002, the Company paid an advance of $1.5 million to Mr. Gupta (based on the Company’s 2001 performance) to be off set against any 2002 bonus payable to Mr. Gupta pursuant to his bonus program. The advance was to be applied to part or his entire 2002 bonus or paid back by Mr. Gupta by January 2004. In May 2002, Mr. Gupta paid back $0.6 million of the original advance, leaving an advance balance of $0.9 million. Mr. Gupta’s 2002 bonus has been determined to be $0.4 million. The remaining balance of $0.5 million is classified as “Officer Note Receivable” in the accompanying Balance Sheet.

11. GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consist of the following:

	September 30,	December 31,
	2003	2002

	(In thousands)
Goodwill	$273,560	$262,417
Non-compete agreements	13,534	13,534
Core technology	4,800	4,800
Customer base	8,372	8,372
Trade names	15,802	15,802
Purchased data processing software	73,478	73,478
Acquired database costs	19,000	19,000
Perpetual software license agreement	8,000	8,000
Software development costs, net	2,379	5,565
Deferred financing costs	8,207	8,845

	427,132	419,813
Less accumulated amortization	163,150	146,567

	$263,982	$273,246

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

     The Company has supplemented its internal growth through strategic acquisitions and has completed over 20 acquisitions since mid 1996. The Company has increased its presence in the consumer marketing information industry, greatly increased its ability to provide data processing solutions, increased its presence in list management and list brokerage services and broadened its offerings for e-mail and business marketing information. During 2002 and 2003, the Company completed the integration of Polk City Directories and enhanced its presence in e-mail marketing, e-mail customer retention and e-mail customer acquisition services with the purchase of DoubleClick’s email deployment business, ClickAction, Yesmail and Markado. The Company also continued to consolidate the printed and online directory industry with its acquisition of Hill-Donnelly and City Publishing directory companies.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to acquisitions.

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	100%	100%	100%	100%
Costs and expenses:
Database and production costs	28	27	28	28
Selling, general and administrative	47	45	44	43
Depreciation and amortization	9	9	9	9
Non-cash stock compensation expense	—	—	—	—
Restructuring charges	1	1	1	1
Litigation settlement charge	2	—	1	—
Acquisition costs	—	—	—	—

Total costs and expenses	87	82	83	81

Operating income	13	18	17	19
Other expense, net	(5)	(5)	(6)	(8)

Income before income taxes	7	13	11	11
Income taxes	2	5	4	5

Net income	5%	8%	7%	6%

OTHER DATA:
SALES BY SEGMENT:		(in thousands)
Small business	$37,902	$41,084	$117,556	$117,405
Large business	39,477	36,087	114,734	110,531

Total	$77,379	$77,171	$232,290	$227,936

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
Small business	49%	53%	51%	52%
Large business	51	47	49	48

Total	100%	100%	100%	100%

Amortization expense of intangible assets (1)	$3,310	$3,325	$9,960	$9,986

Earnings before, interest, taxes, depreciation and amortization, (EBITDA), as adjusted (2)	$16,824	$20,926	$60,558	$63,979

EBITDA, as adjusted, as a percentage of net sales	22%	27%	26%	28%

Cash Flow Data:			(in thousands)
Net cash from operating activities			$37,544	$35,629

Net cash used in investing activities			$(9,892)	$(10,758)

Net cash used in financing activities			$(30,796)	$(27,694)

(1) This represents amortization expense recorded by the Company on amortizable intangible assets recorded as part of the acquisition of other companies, and excludes amortization related to deferred financing costs, software development costs and other intangible assets not recorded as part of an acquisition of another company.

(2) “EBITDA”, as adjusted, is defined as net income adjusted to exclude depreciation and amortization, non-cash impairment of assets, non-operating other charges, income taxes, interest expense, investment income and non-cash stock compensation expenses. EBITDA is presented because it is a widely accepted measure of performance that eliminates the effects of a variety of methods used for deprecation and amortization that have changed over time. However, EBITDA, does not purport to represent cash provided by operating activities as reflected in the Company’s consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, may not be comparable to similar measures reported by other companies.

     The following provides a reconciliation of net income to EBITDA, as adjusted:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$3,632	$6,404	$15,212	$15,496
Other charges	2,240	115	6,385	5,355
Investment income	(394)	(35)	(1,222)	(133)
Interest expense	2,243	3,404	9,500	12,562
Income taxes	2,021	4,225	9,324	9,606
Depreciation and amortization	7,006	6,805	21,214	21,058
Non-cash stock compensation	76	8	145	35

EBITDA, as adjusted	$16,824	$20,926	$60,558	$63,979

Net sales

     Net sales of the Company for the quarter ended September 30, 2003 were $77.4 million compared to $77.2 million for the same period of 2002, an increase of less than 1%. Net sales of the Company for the nine months ended September 30, 2003 were $232.3 million compared to $227.9 million for the same period of 2002, an increase of 2%.

     Net sales of the small business segment for the quarter ended September 30, 2003 were $37.9 million, compared to $41.1 million for the same period of 2002, a decrease of $3.2 million or 8%. The decrease was principally due to a decline in net sales for Polk City Directories, a subsidiary of the Company. Net sales of the small business segment for the nine months ended September 30, 2003 were $117.6 million, compared to $117.4 million for the same period of 2002, an increase of less than 1%. The small business segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet.

     Net sales of the large business segment for the quarter ended September 30, 2003 were $39.5 million compared to $36.1 million for the same period of 2002, an increase of 9%. Net sales of the large business segment for the nine months ended September 30, 2003 were $114.7 million compared to $110.5 million for the same period of 2002, an increase of 4%. The increase was principally due to the acquisition of ClickAction in December 2002 and Yesmail in March 2003. The large business segment principally engages in the selling of data processing services, licensed databases, database marketing solutions, e-mail marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services.

Database and production costs

     Database and production costs for the quarter ended September 30, 2003 were $21.4 million, or 28% of net sales, compared to $20.6 million, or 27% of net sales for the same period of 2002. Database and production costs for the nine months ended September 30, 2003 were $64.6 million, or 28% of net sales, compared to $63.2 million, or 28% of net sales for the same period of 2002.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the quarter ended September 30, 2003 were $36.8 million, or 47% of net sales, compared to $34.7 million, or 45% of net sales for the same period of 2002. Selling, general and administrative expenses for the nine months ended September 30, 2003 were $103.8 million, or 44% of net sales, compared to $98.6 million, or 43% of net sales for the same period of 2002. The increase in selling, general and administrative expenses principally relates to the Company’s planned increase in direct marketing costs and the addition of sales staff, beginning during the quarter ended September 30, 2003. Additionally, the increase is partially due to the acquisition of various companies during 2002 and 2003, including Hill-Donnelly, City Publishing, and the e-mail list business of DoubleClick, ClickAction and Yesmail. These acquired companies historically had higher operating sales and marketing cost structures than the Company’s existing businesses. The increase in selling, general and administrative expenses was partially offset by a decrease in bad debt expense totaling $0.6 million during the nine months ended September 30, 2003. The decrease in bad debt expense corresponds with the decrease in the Company’s total trade accounts receivable outstanding and days sales outstanding (“DSO”) ratio.

Depreciation and amortization expenses

     Depreciation and amortization expenses for the quarter ended September 30, 2003 were $7.0 million, or 9% of net sales, compared to $6.8 million, or 9% of net sales for the same period of 2002. Depreciation and amortization expenses for the nine months ended September 30, 2003 were $21.2 million, or 9% of net sales, compared to $21.1 million, or 9% of net sales for the same period of 2002.

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

Restructuring costs

     During the quarter ended September 30, 2003, the Company recorded restructuring charges due to workforce reductions of $0.6 million as part of the Company’s continuing strategy to reduce costs and further consolidate data processing operations. The workforce reduction charges included involuntary employee separation costs for 64 employees. During the nine months ended September 30, 2003, the Company recorded restructuring charges due to workforce reductions of $1.6 million for the involuntary employee separation costs for 179 employees.

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

Acquisition costs

     The Company recorded costs of $54 thousand and $175 thousand during the nine months ended September 30, 2003 and 2002, respectively, for general and administrative expenses incurred in connection with the integration of acquired companies. These costs are not direct costs of acquisition and therefore cannot be capitalized as part of the purchase price.

Operating income

     Including the factors previously described, the Company had operating income of $9.7 million, or 13% of net sales for the quarter ended September 30, 2003, compared to operating income of $14.1 million, or 18% of net sales for the same period in 2002. The Company had operating income of $39.2 million, or 17% of net sales for the nine months ended September 30, 2003, compared to operating income of $42.9 million, or 19% of net sales for the same period in 2002. The decrease in operating income as a percentage of net sales is a result of the following items: 1) the Company’s planned increase in direct marketing costs and the addition of sales staff, beginning during the quarter ended September 30, 2003; 2) a decline in net sales for Polk City Directories during the quarter ended September 30, 2003; 3) a litigation settlement charge of $1.7 million recorded during the quarter ended September 30, 2003; and 4) increased operating expenses represented as percentage of net sales associated with companies acquired during 2002 and 2003 including City Publishing, Hill-Donnelly, ClickAction and Yesmail.

     Operating income for the small business segment for the quarter ended September 30, 2003 was $10.4 million, or 27% of net sales, as compared to $15.6 million, or 38% of net sales for the same period in 2002. Operating income for the small business segment for the nine months ended September 30, 2003 was $41.0 million, or 35% of net sales, as compared to $46.1 million, or 39% of net sales for the same period in 2002. The decrease in operating income as a percentage of net sales principally relates to the Company’s planned increase in direct marketing costs and the addition of sales staff, beginning during the quarter ended September 30, 2003. Additionally, the decrease is partially due to a decline in net sales for Polk City Directories and increased operating expenses represented as a percentage of net sales associated with companies acquired during 2002 and 2003 including City Publishing and Hill-Donnelly.

     Operating income for the large business segment for the quarter ended September 30, 2003 was $20.0 million, or 51% of net sales, as compared to $18.6 million, or 51% of net sales for the same period in 2002. Operating income for the large business segment for the nine months ended September 30, 2003 was $57.4 million, or 50% of net sales, as compared to $58.6 million, or 53% of net sales for the same period in 2002. The decrease in operating income as a percentage of net sales is principally due to increased operating expenses represented as a percentage of net sales associated with companies acquired during 2002 and 2003 including ClickAction and Yesmail.

Other income (expense), net

     Other income (expense) net, was $(4.1) million, or (5)% of net sales, and $(3.5) million, or (5)% of net sales, for the quarters ended September 30, 2003 and 2002, respectively. Other income (expense) net, was $(14.7) million, or (6)% of net sales, and $(17.8) million, or (8)% of net sales, for the nine months ended September 30, 2003 and 2002, respectively. Other income (expense) is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating income (expense) of the Company.

     Interest expense was $2.2 million and $3.4 million for the quarters ended September 30, 2003 and 2002, respectively. Interest expense was $9.5 million and $12.6 million for the nine months ended September 30, 2003 and 2002, respectively. Interest expense has decreased due to the continued reduction in the amount of total debt outstanding and favorable interest rates. Investment income was $394 thousand and $35 thousand for the quarters ended September 30, 2003 and 2002. Investment income was $1.2 million and $133 thousand for the nine months ended September 30, 2003 and 2002.

     During 1999 in conjunction with the acquisition of Donnelley, the Company negotiated a credit arrangement (“Senior Debt Credit Facility”). According to the terms of the Senior Debt Credit Facility, the Company entered into an interest rate swap agreement with Union Bank of California, to fix the rate on $60.5 million of the debt at an interest rate of 6.385% for the term of 3 years. On March 6, 2002, the Company refinanced the Senior Debt Credit facility with Bank of America, N.A. As a result of the refinancing, the Company recorded a charge of $1.2 million (classified with other non-operating charges) for amounts reported in Other Comprehensive Income related to the fair value of the interest rate swap agreement. Also during the quarter ended September 30, 2002, the Company wrote-off deferred financing costs of $2.9 million in connection with the refinancing of its Senior Debt Credit Facility as described above. On May 27, 2003 the Bank of America Senior Secured Credit Facility was amended and restated to increase the credit available from $115 million to $145 million to facilitate the partial redemption of the Company’s 91/2% Senior Subordinated Notes. As a result of the refinancing, the Company expensed $0.8 million in non-amortized deferred financing costs associated with the issue of the previous facility and $0.7 million in bank fees associated with the new facility. During the nine months ended September 30, 2003, the Company purchased $67 million of its 91/2% Senior Subordinated Notes. As part of these purchases, the Company recorded charges of $1.6 million for related net non-amortized debt issue costs and $3.1 million for amounts paid in excess of carrying value of the debt.

Income taxes

     A provision for income taxes of $2.0 million and $4.2 million was recorded for the quarters ended September 30, 2003 and 2002, respectively. A provision for income taxes of $9.3 million and $9.6 million was recorded for the nine months ended September 30, 2003 and 2002, respectively.

EBITDA

     The Company’s EBITDA, as adjusted was $16.8 million, or 22% of net sales and $20.9 million, or 27% of net sales for the quarters ended September 30, 2003 and 2002, respectively. EBITDA as adjusted was $60.6 million, or 26% of net sales and $64.0 million, or 28% of net sales for the nine months ended September 30, 2003 and 2002, respectively. “EBITDA”, as adjusted, is defined as net income adjusted to exclude depreciation and amortization, non-cash impairment of assets, non-operating other charges, income taxes, interest expense, investment income and non-cash stock compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statements of Cash Flows Information:

     As of September 30, 2003, the Company’s principal sources of liquidity included cash and cash equivalents of $3.1 million, and $25.5 million available under the revolving credit facility described above. As of September 30, 2003, the Company had a working capital deficit of $12.8 million.

     Net cash provided by operating activities during the nine months ended September 30, 2003, totaled $37.5 million compared to $35.6 million during the same period of 2002.

     During the nine months ended September 30, 2003, the Company spent $4.7 million for additions of property and equipment, $0.7 million related to software and database development costs, $5.5 million for the acquisition of businesses and a net amount of $37.0 million on the repayment of long-term debt.

     The amended Senior Secured Credit Facility provides for a term loan of $100 million due April 30, 2007 ($92.5 million outstanding at September 30, 2003) and $45.0 million ($19.5 million outstanding at September 30, 2003) under a revolving credit facility due May 2006, reduces to $40 million on April 1, 2004 and reducing to $35 million on April 1, 2005.

     The Senior Secured Credit Facility provides for grid-based interest pricing based upon the Company’s consolidated leverage ratio and ranges from base rate + 1.00% to 2.00% for base rate loans and from LIBOR + 2.00% to 3.00% for LIBOR loans for use of the revolving credit facility for loans of up to $45.0 million. The term loan interest rate is base rate +3.00% or LIBOR + 4.00%.

     Substantially all of the assets of the Company are pledged as security under the terms of the credit facility. As of December 31, 2002, term loan “A” had a balance of $34.3 million, with an interest rate of 4.30% and term loan “B” had a balance of $40.8 million, with an interest rate of 4.80% under the previous credit agreement. At September 30, 2003, the term loan had a balance of $92.5 million with an interest rate of 5.1% and $25.5 million was available under the revolving credit facility. Additionally, the Company is required to pay a commitment fee of between 0.35% and 0.50%, dependent on the consolidated leverage ratio, on the average unused amount of the revolving credit facility.

     The Company is subject to certain financial covenants in its various credit facilities, including total funded debt leverage ratio, senior debt leverage ratio, fixed charge coverage ratio, net worth and minimum consolidated EBITDA. The Company was in compliance with all restrictive covenants of the Company’s various credit facilities at September 30, 2003.

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

CONSOLIDATED BALANCE SHEET INFORMATION:

Trade accounts receivable decreased from $40.6 million at September 30, 2002 to $34.2 million at September 30, 2003, with related days sales outstanding (“DSO”) decreasing to 40 days for the quarter ended September 30, 2003 from 47 days for the same period in 2002. The allowance for bad debts has been reduced from 9% of trade accounts receivable to 8% of trade accounts receivable during the quarter ended September 30, 2003 primarily due to the reduction in DSO and better credit and collection techniques.

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2001, the FASB released SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of asset retirement obligations as a liability rather than a contra-asset. SFAS No. 143 is effective for the Company’s fiscal year ending December 31, 2003. SFAS No. 143 did not impact the Company’s consolidated financial statements.

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

     In June 2002, the FASB released SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting and reporting for costs associated with exit or disposal activities, and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity.” SFAS No. 146 addresses involuntary one-time employee termination benefits, cost to terminate a contract that is not a capital lease, and other associated exit costs. Existing accounting guidelines require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 will prohibit companies from recognizing an exit or disposal liability that cannot be measured at fair value. The Company has applied the provisions of SFAS No. 146 for liability recognition for disposal activities that have been initiated after December 31, 2002.

     In May 2003, the Emerging Issues Task Force of the FASB issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 has not had a material impact on the Company’s consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of SFAS No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also specifies the requirements for liability recognition (at fair value) for obligations undertaken in issuing the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002, (December 31, 2002 financial statements for calendar year companies). The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002. Interpretation No. 45 does not have a material impact on the Company’s consolidated financial statements.

     In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As of September 30, 2003, management believes that SFAS No. 149 does not have a significant effect on the financial position, results of operations, and cash flows of the Company.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of this statement are effective for financial instruments entered into of modified after May 31, 2003. As of September 30, 2003, management believes that SFAS No. 150 has no significant effect on the financial position, results of operations, and cash flows of the Company.

     In January 2003, the FASB issued FASB interpretation No. 46, Consolidation of Variable Interest Entities. FIN no. 46 address consolidation by business enterprises of certain variable interest entities. The provisions of FIN No. 46 are effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. The provisions are effective in the first fiscal year of interim period beginning after December 15, 2003, for variable interest entities in which an enterprise hold a variable interest that it acquired before February 1, 2003. The Company does not believe FIN No. 46 will have a material impact on the financial position, results of operations, and cash flows of the Company.

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

     The business and consumer marketing information industry in which we operate is highly competitive. Intense competition could harm us by causing, among other things, price reductions, reduced gross margins, and loss of market share. Our competition includes:

•	In consumer sales lead generation products, Acxiom, Experian (a subsidiary of Great Universal Stores, P.L.C. (“GUS”)), and Equifax, both directly and through reseller networks.

•	In data processing services, Acxiom, Experian, Direct Marketing Technologies (a subsidiary of GUS), and Harte-Hanks Communications, Inc.

•	In business sales lead generation products, Experian and Dun’s Marketing Services (“DMS”), a division of Dun & Bradstreet. DMS, which relies upon information compiled from Dun & Bradstreet’s credit database, tends to focus on marketing to large companies.

•	In business directory publishing, from Regional Bell Operating Companies and many smaller, regional directory publishers. 19

•	In consumer products, certain smaller producers of CD-Rom products.

•	Technologies which companies may install and implement in-house as part of their internal IS functions, instead of purchasing or outsourcing such functions.

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

     As of September 30, 2003, we had total indebtedness of approximately $153.4 million, including $30.0 million of Notes under an indenture (the “Indenture”) and $112 million under a $145 million Senior Secured Credit Agreement. Substantially all of our assets are pledged as security under the terms of the Senior Secured Credit Agreement. The indebtedness under the Senior Secured Credit Agreement was refinanced March 6, 2002 (amended and restated May 27, 2003) and originally incurred in connection with our acquisition of Donnelley Marketing in 1999. Our ability to pay principal and interest on the Notes issued under the Indenture and the indebtedness under the Senior Secured Credit Agreement and to satisfy our other debt obligations will depend upon our future operating performance. Our performance will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. The future availability of revolving credit under the Senior Secured Credit Agreement will depend on, among other things, our ability to meet certain specified financial ratios and maintenance tests. We expect that our operating cash flow should be sufficient to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due. If we are unable to service our indebtedness, however, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the Notes issued under the Indenture and the Senior Secured Credit Agreement) or seeking additional equity capital. We may not be able to implement any such measures or obtain additional financing.

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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to material future earnings or cash flow exposures from changes in interest rates as more than 50% of the Company’s debt is not at fixed rates. At September 30, 2003, the fair value of the Company’s long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At September 30, 2003, the Company had long-term debt with a carrying value of $153.4 million and estimated fair value of the same. The Company has no significant operations subject to risks of foreign currency fluctuations.

ITEM 4.
CONTROLS AND PROCEDURES

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e) and Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no changes in internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

infoUSA INC.
FORM 10-Q

FOR THE QUARTER ENDED

SEPTEMBER 30, 2003

PART II

OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

     On May 14, 2002, a principal of one of the acquisitions made by the Company in 1996 was awarded $1.7 million by an arbitrator for settlement of a dispute regarding exercise of stock options issued by the Company. Although the Company has appealed the arbitrator’s decision, the Company’s management, under advise from outside counsel, determined during the third quarter of 2003 that the Company was not likely to be successful in the appeal. Consequently, the Company recorded a litigation charge of $1.7 million during the three months ended September 30, 2003, for the arbitrators’ award.

ITEM 5.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three months ended September 30, 2003.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1*	—	Credit Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of May 27, 2003.

10.2*	—	Pledge Agreement by and among infoUSA, Inc., Various Lenders (as defined therein) and Bank of America, N.A. dated as of May 27, 2003.

10.3*	—	Security Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of May 27, 2003

10.4*	—	Subsidiaries Guaranty Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of May 27, 2003.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

                                 * Filed herewith

     (b) Reports on Form 8-K

     The Company filed a Form 8-K under Items 7 and 12 (filed under Item 9 as permitted by SEC guidance) on July 18, 2003 for a press release announcing second quarter results; Form 8-K under Items 5, 7 and 9 (filed under Item 9 as permitted by SEC guidance) on August 20, 2003 press releases announcing lower interest rates on the revolving line of credit, Tim Hoffman’s appointment to Chief Accounting Officer and Stormy Dean’s departure as Chief Financial Officer; Form 8-K under Items 5, 7 and 9 (filed under Item 9 as permitted by SEC guidance) on September 12, 2003 press releases announcing the Appointment of Raj Das as Chief Financial Officer and revision of guidance for 2003; and a Form 8-K under Items 7 and 12 (filed under Item 9 as permitted by SEC guidance) on October 15, 2003 for a press release announcing third quarter results.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

infoUSA INC.

Date: November 13, 2003	/s/ Tim Hoffman

Tim Hoffman, Chief Accounting Officer (principal accounting officer)

Exhibit Index

Exhibit		Description

10.1	-	Credit Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of May 27, 2003.

10.2	-	Pledge Agreement by and among infoUSA, Inc., Various Lenders (as defined therein) and Bank of America, N.A. dated as of May 27, 2003.

10.3	-	Security Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of May 27, 2003

10.4	-	Subsidiaries Guaranty Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of May 27, 2003.

31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	-	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	-	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.