Form 10-K
period 2003-12-31
INFOUSA INC
filed 2004-03-15
CIK 879437

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑          No ☐

      The aggregate market value of the voting and non-voting common stock held by non-affiliates as of March 5, 2003 computed by reference to the last reported sales price of the common stock on June 30, 2003 was $161,086,312.

      As of March 10, 2004 the registrant had outstanding 52,385,792 shares of Common Stock (excluding treasury shares of 503,351).

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2004, which will be filed within 120 days of the end of fiscal year 2003, are incorporated into Part III (Items 10, 11, 12, 13 and 14) hereof by reference.

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

Company Profile

      infoUSA Inc. (the “Company” or “infoUSA”) compiles and updates one of the most accurate and comprehensive proprietary database of 14 million businesses in the United States and Canada and over 200 million individuals in the United States and Canada compiled and updated under one roof in Omaha, Nebraska. These databases are compiled from thousands of public sources. We believe our databases are the most content rich in the industry. In order to improve the quality of our databases, we make over 22 million phone calls per year to gather additional content and verify existing information. We maintain a staff of approximately 500 full-time employees in Omaha to manage the database. The data content changes by nearly 70 percent every year, which includes change of address, phone number, SIC code, employee size, owners names, executive names and other data within a record. Customers return to us to purchase updated information for sales prospecting. Recurring revenue is a major component of our revenue and accounts for approximately two-thirds of our annual sales.

      More than 4 million customers have used our information in the form of sales leads, prospect lists, mailing labels, printed directories, 3 x 5 cards, computer diskettes, business credit reports, DVDs and on the Internet. Our information is used by businesses for sales leads, mailing lists, credit decisions, market research, competitive analysis and managing vendor relationships. Sales people and small business owners use our information for new prospects, due diligence and other day-to-day information purposes. During 2003, the Company enhanced its presence in e-mail marketing, e-mail customer retention and e-mail customer acquisition services with the purchase of DoubleClick’s email deployment business, ClickAction, Yesmail and Markado. The Company also continued to consolidate the printed and online directory industry with its acquisition of Hill-Donnelly and City Publishing directory companies. infoUSA is the industry’s leading provider of both business and consumer information

Business Strategy

      There are approximately 14 million businesses in the United States and Canada. All of these businesses are looking for cost effective solutions to find new customers and increase their sales, especially during the slow economy.

      Our goal is to be the leader in proprietary databases of businesses and consumers in the United States and Canada, and to produce innovative products and services that meet the needs of these businesses for finding new prospects and increasing their sales. The information provided by our databases is integral to the new customer acquisition process for businesses. Our organization is divided into three distinct groups: Database Compilation and Update Group, The infoUSA group (formerly known as Small & Medium Business Group) and The Donnelley Group (formerly known as The Large Business Customer Group). Additionally, we utilize the Internet for distribution of our proprietary content and business credit reports. Delivery of information via the Internet is the preferred method by our customers. We are investing in Internet technology to make our information more valuable to our customers.

Database Compilation and Update Group

      We believe that we have the most comprehensive and up-to-date databases of 14 million businesses, 200 million consumers, 17 million annual new movers, 3 million annual new households, 24 million households and businesses that have filed bankruptcies, tax liens or judgments, and 50 thousand new businesses each week. Our information databases are created with thousands of sources and hundreds of proprietary processes developed over the last 85 years. We employ nearly 500 people within our Database Group, and spend over $50 million annually to create, maintain, enhance and deliver our databases.

BUSINESS DATABASES

      Our proprietary business database contains information on nearly 14 million businesses in the United States and Canada. We believe that we compile the most accurate, timely and comprehensive file of business information through our proprietary compilation and verification processes. The business database contains a wealth of information about businesses such as: name, address, phone number, SIC codes, number of employees, business owner and key executive names, credit score and sales volume. We also provide fax and toll free numbers, website addresses, headline news, and public filings including liens, judgments and bankruptcies. Our data can also be further categorized in various segments such as Small Business Owners, Executives at Home, Big Businesses and their Corporate Affiliations, Growing Businesses, Places of Interest, Schools and Female Business Owners.

Sources

      We compile and update the business information from over 15,000 sources. These sources include:

•	Yellow Page Directories
•	SEC Filings
•	White Page Directories
•	Telephone Surveys
•	Public Filings
•	Annual Reports
•	Utility Connects and Disconnects

      In addition, we use information licensed from the United States Postal Service’s National Change of Address (NCOA) and Delivery Sequence File (DSF) to update and maintain our business database. Accuracy is the most important characteristic of any database and our database is approximately 92% accurate at any given time. This is the highest degree of accuracy in the industry.

Other Specialized Databases

      900,000 World’s Largest Corporations and 2 Million Executives by Job Title. Our idEXEC database of these large corporations and executives is the finest in the industry. This database provides a great deal of in-depth information on these individuals and companies, including revenue, asset and corporate linkage.

      200,000 New Businesses Data Per Month. Our New Business Database contains the repository of newly opened businesses. This database is updated from new business listings and utility new connections and is updated with nearly 50,000 new businesses on a weekly basis.

      Doctors and Dentists Data. Our Medical file contains a very robust database of over 600,000 physicians, surgeons and dentists and contains in-depth information regarding physician specialties, prescription volume, medical schools attended, lifestyle information and many other related data elements.

CONSUMER DATABASES

      Our consumer database contains approximately 200 million individuals and 110 million households and includes hundreds of data elements. Key elements in our database include: name, address, phone number, age, income, marital status, religion, ethnicity, dwelling type and size, home value, length of residence, and dozens of self-reported lifestyle elements.

Sources

      We compile and update the consumer database with over 2 billion records annually. Examples of the sources that are used to create the database are:

•	White Page Directories
•	Utility Connects and Disconnects
•	Real Estate Assessments
•	Real Estate Transactions
•	Public Filings
•	Voter Registration
•	Self-Reported Surveys

      We believe that our consumer data is compiled to the highest accuracy standards in the industry. Additional investment in acquiring and compiling real estate transfer and assessor data has allowed us to improve our coverage and key demographic models.

Specialty Consumer Databases

      New Mover and New Homeowner Database. We believe that our New Mover and New Homeowner database is the most current file in the industry. We compile approximately 17 million new movers and over 3 million new homeowners annually. Our investment in nationwide utility new connects and disconnects has allowed us to identify new movers and new homeowners as they transact.

      Occupant Database. Our Occupant Database includes 123 million residential addresses and is used for address only mailings, which result in lower postal rates for direct mail.

      Public Filings Database. Our Public Filings Database contains over 24 million households and businesses that have filed for bankruptcy, or have tax liens or judgments recorded against them.

      Email Database. In 2003 we continued to collect and acquire business and consumer email addresses. We now offer a database of over 50 million consumer and 1.5 million business email addresses with postal addresses that are available for email marketing and email append applications. We have matched the email addresses to our demographic and firmographic information in our proprietary databases for targeted email marketing campaigns.

Products and Services Derived from the Database

      We create many products and services from our database to meet the needs of millions of potential customers. We create products and services such as prospect lists, mailing labels, 3 x 5 cards, diskettes, printed directories, DVDs, business credit reports, and many other products and services. We also offer our information on the Internet through our various websites, such as infoUSA.com, BusinessCreditUSA.com, CityDirectory.com, Drlists.com, referenceUSA.com, newleadsUSA.com, idEXEC.com and autolistsUSA.com. Our products and data processing services are used by clients for identifying and qualifying prospective customers, initiating direct mail and email campaigns, telemarketing, analyzing and assessing market potential, and surveying competitive markets in order to find new customers and increase their sales. Our data also enables extensive data hygiene and enhancement services and is included by many customers as a value-added enhancement to our flagship MarketZone product line. MarketZone Platinum is a fully hosted data warehousing solution including hygiene, updates, matching, campaign management, selection, reporting, and analytics for direct mail and email campaign development and execution. Market Zone Gold is a web-based prospecting tool allowing customers to integrate their customer and prospect data with InfoUSA data in a hosted environment. We are organized around two main customer groups: The infoUSA Group (formerly known as the Small & Medium Business Group) and larger customers through The Donnelley Group (formerly known as The Large Business Group). Our products and services are designed for the unique needs of each group.

Our Customers and Potential Markets

InfoUSA Group (formerly the Small & Medium Business Group)

      Approximately 90% of all businesses are small companies with less than 25 employees. Small businesses are the lifeblood of our economy. We dedicated this division to meet the unique sales and marketing needs of small- and medium-sized businesses, including small office and home office businesses, and aspiring entrepreneurs. This market holds about 4 million potential prospects for infoUSA. Our products and services are used to find new customers, analyze current customers, research new markets and verify business information. Our database changes by nearly 70% annually. As a result, our customers have a great need for current information on an ongoing basis. Our Small &

      Medium Business Group offers sales leads and mailing lists in the following formats:

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

Diskette/ CD/ DVD Products. Many businesses prefer the flexibility of getting their list electronically so they can import the data into any software application. Customers have the flexibility of ordering their list on disk, DVD, CD, or downloading it from an FTP site.

Directories and DVD Products — Printed Directories, CD-ROM, DVD and Internet access. The Company offers a variety of titles: US Business Directory, State Business Directories, Big Business Directory, Manufacturers Directory, 575,000 Physicians and Surgeons, Households USA, and Entrepreneurs Directory. Each printed directory is bundled with a CD-ROM or DVD and allows for access to the information on the Internet, for one low monthly subscription price. Our customers use the directories for lead generation, telemarketing and reference purposes.

Business Credit Directories and Reports. Our business credit directories include a printed directory bundled with a CD-ROM or DVD and access to Business Credit Reports on BusinessCreditUSA.com. The product is used by customers for making credit decisions, verifying company information, assisting in collection support, and identifying potential new customers. Customers can purchase individual business credit reports for $5 from the Internet or they may select a subscription based plan offering unlimited access to its Business Credit reports for a flat fee of $50 per month per person.

Polk Directories. Since 1870, The Polk City Directory® has been the trusted brand for providing residential, demographic, and business data information to small and medium businesses across the United States. Annually, over 900 versions of the directory are produced and delivered in hard cover book and CD-ROM format. Sales of these products are generated from approximately 200 field sales representatives, over 30 telemarketing sales representatives, and on-going direct mail programs. Polk Directories’ 110,000 customers cover a wide range of industries including service, financial, and retail businesses.

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

Hill-Donnelly Criss-Cross Directories. During 2002, infoUSA acquired Hill-Donnelly, the nation’s original publisher of Cross-Reference Directories. Hill-Donnelly, founded in 1917, offers Cross-Reference Directories in over 300 metro markets totaling more than 40 million listings. Cross-Reference Directories may be searched by telephone number or by street address (e.g. cross-reference directories).

Small Office/ Home Office Products Division: The Company’s CD-ROM/ DVD division includes popular business and consumer titlesSalesLeads USA. In addition to being sold directly as subscription products through direct mail, print advertising and direct response television, a retail version of the product is also available at major retail outlets in North America, including Staples, CompUSA, Fry’s Electronics, Micro Center and Best Buy. Consumers and small business owners’ use these products to develop targeted direct mail campaigns, prospect for new customers, conduct market research, search for jobs and for general reference purposes. The retail product comes in the form of a DVD or CD-ROM and is currently priced between $149-$169 (dependent on the retailer).

      The retail channel is an excellent vehicle to build subscription sales of infoUSA products. The retail strategy is to encourage a one-time purchase that leads to an up sell of an annual subscription resulting in a recurring revenue stream at $25 per month. It is also an excellent way to cross-sell the many other products and services infoUSA offers.

      Sales GenieTM. In 2003, infoUSA developed and introduced Sales GenieTM, a revolutionary new vehicle for the generation of sales leads for small businesses. Packaged with infoUSA’s business and residential databases and business credit products, along with a computer, printer and labels, Sales GenieTM is a one stop solution for all their sales prospecting needs. This complete marketing and sales leads solution includes all the tools needed to help a business find new prospects and grow sales despite slow economy.

•	Gateway® or Dell® PC with flat-panel monitor, printer, and one box of mailing labels

•	Free demo, set-up and monthly consultative visit

•	State Business Printed Directory and DVD

•	State Residential Directory on DVD

•	State Business Credit Printed Directory and unlimited access to Business Credit Report

•	Access to Customer Analyzer® software

•	City Business Directory (only for the seven metro areas that have Contacts Influential Directory)

•	Four updates of data on DVD per year — every 3 months

•	Access to internet for monthly database updates

•	Unlimited viewing of data

•	30,000 sales leads per year

•	Price of only $250 per month

      Sales GenieTM had a soft launch in 2003 and exceeded our expectations. We plan to increase our effort in launching this service nationwide.

Donnelley Group

      Our Donnelley Group (formerly the large business group), as we now refer to the Group that serves our largest clients, is comprised of Donnelley Marketing, Catalog VisionTM, Walter Karl, Yesmail, idEXEC and the infoUSA Database Licensing Group.

      Donnelley Marketing is one of the nation’s leading direct marketing solution providers, targeting large size firms where quality data and customer service is needed for their complete solution. Our mission is to help businesses find new customers, grow their sales, reduce selling costs and become more profitable. Donnelley’s reputation has been built by delivering consistent results to clients for over 85 years.

      Donnelley Marketing serves a variety of industries including traditional direct marketers, packaged goods, retailers, financial institutions, telecommunications, utilities, technology, fund raising, automotive and catalog companies. Our goal in 2003 was to continue to increase client access to our databases and data processing services while reducing turnaround time and lowering costs. Both MarketZone Platinum and infoConnectTM ONE PASS, which was introduced in 2002, have been very successful for us. infoConnectTM ONE PASS is an Internet driven software that performs data cleansing and enhancement services online. In the past, customers sent their tapes to us and we would match those tapes against our databases and send them back to the customers in days or weeks. Now, they can do it online, 24 hours a day, seven days a week. Not only does it save our customers money, but also our fulfillment costs are lower.

      infoConnectTM ONE PASS provides online, real-time data enhancement and file cleansing access to the following databases:

•	220 Million National Consumer Database — the industry’s largest and most comprehensive consumer database.

•	14 Million National Business Database — the world’s finest business content.

•	15 Million National Privacy Database — provides marketers with the ability to eliminate people who will not respond to their offer.

•	All Major USPS Data Hygiene Databases — Donnelley Marketing licenses all five of the major United State Postal Service data hygiene databases.

•	infoConnect Privacy Protector — allows customers to process their files with the various do not call (DNC) lists, including the Federal Trade Commission, state attorney general offices, Direct Marketing Association and other do not call databases.

      Our newly positioned database marketing product MarketZone Platinum is, a closed loop, Internet-enabled, fully relational database tool for decision support, campaign management and execution system, was introduced to provided our clients the ability to expertly manage their customer relationships. This new product is an e-CRM (customer relationship management) solution that integrates the entire suite of Donnelley Marketing products to create real-time customer content integration.

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

      Walter Karl, a division of Donnelley Group, provides list brokerage, list management services and an array of database services to a broad range of direct marketing clients. Walter Karl also specializes in email list management and brokerage services for on-line marketers. Our specialized list management services provide a strong revenue base for our customers. In addition, we have our list brokerage business, which recommends and sells specialty lists to a wide range of businesses in many industries.

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

      In 2003 the Database Licensing Group also focused itself on maintaining and expanding its relationships with some of the most prominent companies in America. Furthermore, we increased our market share in Directory Assistance, Risk Management, and Navigation spaces.

      Also of note in 2003 was the continued success of the Database Licensing Group in the Vehicular Navigation System market. infoUSA has relationships with the OEM providers of navigation systems for select General Motors, Lexus, Mercedes, and Acura vehicles, among others, for access to on-demand point-of-interest (POI) information. The leaders of this market all rely on infoUSA to provide the highest quality POI and emergency services information. When a driver of one of these vehicles searches for a gas station, restaurant, or other service, infoUSA data powers the response.

      infoUSA’s databases impact every aspect of our customer’s business. From enterprise partnerships to direct consumer access, infoUSA provides a quality foundation to our partner’s database applications.

      During 2003, infoUSA acquired Yesmail. We have combined Yesmail and ClickAction, a 2002 acquisition, into a single business unit that specializes in providing customer retention solutions for direct marketers, publishers and organizations that want to grow their customer database, develop personalized relationships with these customers and execute more effective email marketing campaigns. Yesmail provides email marketing solutions to their clients that deliver high returns on investment and strong overall results.

Computer Operations and Database Protection

      The Company currently operates a primary data center located in Carter Lake, Iowa and two interdependent data centers located in Papillion, Nebraska and Ralston, Nebraska. Together, these three sites host the core products that are offered by infoUSA. The Company also contracts all mainframe data processing functions through (i)Structure, a subsidiary of Level3, headquartered and hosted in Omaha, Nebraska. The Company’s Greenwich, Connecticut data center was decommissioned in 2003 following a highly successful migration of processing to our upgraded Carter Lake facility.

      Business continuity is assured through our use of the enhanced Carter Lake facility and the remaining Papillion and Ralston data center locations along with our partnered mainframe processor, (i)Structure. With minimal effort, the Company will be able to reestablish administrative functions, sales and marketing operations, data delivery and limited product order fulfillment at any combination of the unaffected data center locations.

      The Carter Lake data center hosts our sales order entry systems, contact management system, Internet website systems, electronic data delivery systems, company enterprise systems (e.g. email, file/print servers) accounting systems, business and consumer order fulfillment systems, and a full range of servers hosting customer marketing and prospecting databases.

•	Sales Order Entry and accounting systems run on an IBM AS/400 and (2) SUN servers. An additional SUN server provides contact management services for the Company.

•	The Internet websites reside on several SUN and DELL servers.

•	SUN servers provide electronic data delivery services for the Company.

•	DELL servers drive the Company’s Enterprise systems.

•	An IBM AS/400, and a myriad of DELL and SUN servers provide order fulfillment services.

•	Various high-end printers, CDROM, magnetic tape, and diskette devices are used to produce product for our customers.

•	Several SUN servers, DEC Alpha servers, DELL servers, and a large PC/ LAN Network support the customer database solutions (migrated from Greenwich.)

•	A dry chemical fire suppression system, redundant uninterruptible power supplies (UPS), a diesel generator and redundant air-conditioning units protect the Carter Lake data center. Critical data is backed up daily and stored off-site. This facility is staffed by 40 systems administration, production, operations, and shipping professionals.

•	This center is also the central node for the Local and Wide Area Network connectivity for desktop computers and application servers.

•	A Nortel Option 11C PBX provides facility telephone services.

•	Voice and Data communications survivability have been enhanced by the utilization of the Qwest Self Healing Network Service between the core sites.

•	WAN connectivity is achieved through 9 Meg of X.25 FRAME service.

•	Data connectivity is facilitated through an ATM OC3 pipe integrated into our OC48

•	Self Healing Network between the Carter Lake — Papillion — Ralston — facilities and the Omaha (i)Structure facility.

•	Internet access is established through Tier 1 services of AT&T and Qwest at 25 Megs each.

      The Carter Lake facility also supports the Donnelley Marketing Group’s receipt of customer files and the creation of customer output. Customer data files are centrally received at Carter Lake, converted, uploaded and staged for further processing. When processing is complete, files are returned electronically, or via an electronic media created and shipped by Carter Lake staff.

      Donnelley Marketing is engaged in a computer services agreement with (i)Structure to outsource all of its mainframe processing. (i)Structure provides Donnelley a secure processing environment and state-of-the-art facilities infrastructure with a dedicated mainframe, disk storage, and a combination of virtual, silo, and manual tape. (i)Structure is considered one of the premier mainframe outsourcers in the industry. They focus heavily on providing superior customer service and maintaining a high level of security. Some mainframe hardware is located at the Carter Lake Data Center to support customer file processing. This equipment is connected to (i)Structure via multiple high speed DS3 data circuits employing CNT (channel extender technology). Heavy emphasis is placed on quick turnaround, while maintaining a high level of quality control, to ensure that customer needs are met.

      Our Papillion and Ralston Data Centers contain the data compilation systems, enterprise support systems, and software development platforms.

•	The business database compilation process operates on an IBM AS/400 in conjunction with several SUN servers to support the DAVOX predictive dialing program.

•	Software development and testing is done on a mixture of other IBM AS/400s and SUN servers.

•	The consumer database compilation process utilizes several DELL servers

•	Several DELL servers provide Enterprise systems.

•	Network services to desktop computers and terminals and other data centers are supported in this center.

•	This data center houses a Nortel Option 81C PBX with dial tone services provided by MCI and Qwest across the Self Healing Network.

•	A dry chemical fire suppression system, UPS, and a diesel generator insure protected operations at the Papillion center. Critical data is backed up daily and stored off-site. This facility is staffed with a team of over 80 Information Technology professionals.

•	Our Ralston data center hosts file and print servers.

•	The Ralston data center is protected by a dry chemical fire suppression system and a UPS system. Critical data is backed up daily and stored off-site.

•	The Ralston data center houses a Nortel Option 81C PBX for telephone and ACD Sales call center services within the facility. MCI and Qwest provide primary long distance and local dial tone service over the Self Healing Network.

Competition

      The business and consumer marketing information industry is highly competitive. We believe that the ability to provide proprietary consumer and business databases along with data processing and database marketing services is a key competitive advantage. A number of competitors are active in specific aspects of our business. In the business sales lead products and credit report market, we face competition primarily from D & B (e.g. Dun & Bradstreet). In consumer databases, we compete primarily with Acxiom, Experian, Equifax and Harte-Hanks Data Technologies, both directly and through reseller networks.

Employees

      As of December 31, 2003, we employed approximately 2,400 people on a full-time basis. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

Executive Officers of the Registrant

      The current executive officers of the Company are as follows:

Name	Age	Position

Vinod Gupta	57	Chairman of the Board and Chief Executive Officer
Raj Das	33	Chief Financial Officer
Tim Hoffman	38	Chief Accounting Officer
Fred Vakili	50	Executive Vice President of Administration and Chief Administrative Officer
Ray Butkus	52	President, Donnelley Group
D. Joseph Thayer	37	President, InfoUSA Group
Monica Messer	41	Chief Operations Officer, Database Compilation and Technology Group and Chief Information Officer
Edward C. Mallin	54	President, Walter Karl

      Vinod Gupta is the founder of the Company and has been Chairman of the Board of the Company since its incorporation in 1972. Mr. Gupta served as Chief Executive Officer of the Company from the time of its incorporation in 1972 until September 1997 and since August 1998. Mr. Gupta holds a B.S. in Engineering from the Indian Institute of Technology, Kharagpur, India, and an M.S. in Engineering and an M.B.A. from the University of Nebraska. Mr. Gupta also was awarded an Honorary Doctorate from the Monterey Institute of International Studies and an Honorary Doctorate from the University of Nebraska. He was appointed by President Clinton to serve as a Trustee on the Kennedy Center for Performing Arts in Washington, D.C.

      Raj Das has served as Chief Financial Officer since September 2003. Over the last ten years, Mr. Das worked in investment banking, most recently as a Vice President for Ladenburg Thalmann & Co. Inc., from

April 2002 to August 2003, specializing in merger and acquisition and private equity transactions in the technology and media sectors. Prior to that, Mr. Das was a Vice President in the Technology Investment Banking Group at Bear, Stearns & Co. Inc. from August 2000 to October 2001, where he focused primarily on wireless and enterprise software, services, and infrastructure companies. Prior to that, Mr. Das was a Vice President in the Information and Internet Services Group at ING Barings LLC from February 1998 to August 2000, where he focused on advertising agencies, transaction processors, IT outsourcers, and Internet and marketing services providers. Prior to that, Mr. Das served as an Associate in the Investment Banking Department at Brenner Securities Corporation from June 1996 to February 1998 and as an Analyst in the M&A Department at Smith Barney Inc. from June 1993 to June 1995. In these capacities, he has originated and executed a wide range of financing, restructuring, and M&A transactions. From June 1995 to June 1996, Mr. Das worked as an Analyst in the Corporate Strategic Planning department at PepsiCo, Inc. Mr. Das is a summa cum laude graduate with a Bachelor of Science in Economics degree from The Wharton School of the University of Pennsylvania.

      Timothy F. Hoffman has served as Chief Accounting Officer of infoUSA since August 2003. Prior to that, Mr. Hoffman served as Vice President of Finance and Chief Financial Officer of Donnelley Marketing (a subsidiary of infoUSA) from March 2001 to July 2003. He has also served as Vice President of Finance from August 2000 to February 2001 and as Director of Accounting and SEC Reporting from January 1996 to July 2000. Mr. Hoffman served as an audit manager for FirsTier Financial Inc. in Omaha, Nebraska from November 1993 to December 1996 and worked as an auditor for Arthur Andersen in Omaha, Nebraska from December 1988 to October 1993. Mr. Hoffman holds a B.S. in Business Administration from the University of Nebraska — Lincoln, and is a Certified Public Accountant (inactive registrant) in the state of Nebraska.

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

      Ray Butkus has served as President of Donnelley Marketing since December 2002. Mr. Butkus previously served as President and Chief Operating Officer of Naviant Marketing Solutions from early 1999 until the successful merger of the Company with Naviant Markets Group in late 2001. Mr. Butkus was the Vice President and General Manager for IntelliQuest’s IQ2 Net division from January 1998 through August 1999. Mr. Butkus was President and Chief Operating Officer of GEN Logistics Systems, a start-up Cyberspace venture providing information services to the transportation industry, from 1996 to 1997. Mr. Butkus worked for AT&T from 1976 to 1996, most recently as Sales Vice President, where he was responsible for a 700 person sales force and $650 million in annual revenues. Mr. Butkus holds a B.S. in Business Management from Providence College. Mr. Butkus also holds a MBA from the University of Puget Sound and is a graduate of Harvard Business School’s Advanced Management Program.

      D. Joseph Thayer has served as President of the InfoUSA Group since May 1999, as Senior Vice President of the infoUSA Vertical Markets Group from October 1997 to May 1999, and as a Vice President and General Manager since joining the Company in 1993. Prior to that, Mr. Thayer worked as a manager for US West, Inc., and as a legislative aide handling foreign trade and agricultural issues in the United States House of Representatives. Mr. Thayer holds a B.A. in Political Science from the University of Nebraska, and a Master’s degree in Business Administration and Marketing from Auburn University.

      Monica Messer has served as President of the Database Compilation and Technology Group and Chief Information Officer of the Company since February 1997, and served as a Senior Vice President of the Company from January 1996 to January 1997. Ms. Messer joined the Company in 1983 and has served as a Vice President of the Company since 1985. Ms. Messer holds a B.S. in Business Administration from Bellevue University.

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

      Our headquarters are located in a 148,000 square foot facility in Omaha, Nebraska, where we perform sales and administrative activities. Order fulfillment, shipping, and data center operations are conducted at our 30,000 square foot Carter Lake, Iowa facility, which is located 15 miles from our headquarters. Administration and management are also located in a 24,000 square foot facility in Omaha, Nebraska, which is adjacent to our sales and administration facility. Data compilation, telephone verification, data and product development, and information technology services are conducted at our 130,000 square foot Papillion, Nebraska facility which is located about 5 miles from our headquarters. Donnelley Marketing catalog sales operations are performed in a 40,000 square foot location in Marshfield, Wisconsin. We own these facilities, as well as adjacent land at certain locations for possible future expansion.

      In October 2003, the lease associated with the 69,000 square foot Donnelley Marketing facility in Greenwich, Connecticut expired. The data center operations from this facility migrated to our existing Carter Lake, Iowa facility.

      The sales and operations functions from the Greenwich, Connecticut facility was distributed to existing locations and a new leased facility in White Plains, New York. Donnelley Marketing also leases a 60,000 square foot facility in Ames, Iowa, which houses consumer database and client services operations. We also lease sales office space at approximately 50 different locations in the United States, Canada and the United Kingdom, the aggregate rental obligations of which are not significant.

Item 3.	Legal Proceedings

      During 2003, the Company settled legal issues totaling $1.7 million in connection with the settlement of contractual disputes. There are no material pending legal or governmental proceedings involving the Company, other than ordinary routine litigation, incidental to the business of the Company.

Item 4.	Submission of Matters to a Vote of Securityholders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this 2003 Annual Report on Form 10-K.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our Common Stock, $0.0025 par value, is traded on the NASDAQ National Market System under the symbol “IUSA.”

      The following table sets forth the high and low closing prices for our Common Stock during each quarter of 2003 and 2002.

COMMON STOCK

	High	Low

2003
Fourth Quarter	$8.76	$7.41
Third Quarter	$9.88	$7.23
Second Quarter	$8.15	$4.87
First Quarter	$5.07	$4.10
2002
Fourth Quarter	$5.14	$2.86
Third Quarter	$5.96	$3.92
Second Quarter	$8.20	$5.47
First Quarter	$8.60	$6.55

      On March 10, 2004, the last reported sale price in the NASDAQ National Market System for our Common Stock was $10.14 per share. As of March 10, 2004, there were 128 stockholders of record of the Common Stock, and an estimated additional 3,300 stockholders who held beneficial interests in shares of Common Stock registered in nominee names of banks and brokerage houses.

      We have not declared or paid any cash dividends on our capital stock. We intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on our financial condition, results of operations and other factors deemed relevant by our Board of Directors. Existing credit agreements restrict the payment of dividends or other distributions with respect to our Common Stock.

      The information required by this section concerning securities authorized for issuance under equity compensation plans is set forth in or incorporated by reference into Part III, Item 12 of this Annual Report.

Item 6.	Selected Consolidated Financial Data

      The following selected consolidated financial data as of the end of, and for each of the years in the five-year period ended December 31, 2003 are derived from the Company’s audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. The Company has made several acquisitions since 1999 that would affect the comparability of historical data. See Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Consolidated Financial Statements as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003, are included elsewhere in this Form 10-K.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$311,345	$302,516	$288,738	$305,668	$265,853
Costs and expenses:
Database and production costs	87,074	84,710	80,880	101,831	78,644
Selling, general and administrative	144,068	131,985	112,402	149,721	108,435
Depreciation of operating assets	14,573	14,773	17,873	20,005	12,872
Amortization of intangible assets(1)	13,276	13,310	30,254	32,190	22,061
Impairment of assets(2)	—	—	—	2,135	5,599
Acquisition costs(3)	57	181	493	2,287	4,166
Non-cash stock compensation	219	52	448	3,113	—
Restructuring charges(4)	1,861	2,531	4,899	5,800	—
Provision for litigation settlement(5)	1,667	417	1,104	—	—

Total costs and expenses	262,795	247,959	248,353	317,082	231,777

Operating income (loss)	48,550	54,557	40,385	(11,414)	34,076
Other income (expense):
Investment income	1,149	179	953	1,250	14,196
Interest expense	(11,547)	(16,059)	(25,285)	(26,651)	(18,579)
Minority interest income	—	—	282	6,294	—
Gain on issuance of subsidiary stock(6)	—	—	—	14,634	8,886
Other charges(7)	(6,385)	(5,528)	—	—	128

Income (loss) from continuing operations before income taxes, and cumulative effect of change in accounting principle	31,767	33,149	16,335	(15,887)	38,707
Income tax expense	12,072	12,713	11,371	1,320	14,047

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	19,695	20,436	4,964	(17,207)	24,660
Loss from discontinued operations, net of tax(8)	—	—	—	(4,160)	(1,474)
Cumulative effect of a change in accounting principle, net of tax(9)	—	—	—	(10,266)	—

Net income (loss)	$19,695	$20,436	$4,964	$(31,633)	$23,186

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Basic earnings (loss) per share from continuing operations	$0.38	$0.43	$0.10	$(0.34)	$0.51

Diluted earnings (loss) per share from continuing operations	$0.38	$0.43	$0.10	$(0.34)	$0.51

Basic earnings (loss) per share	$0.38	$0.40	$0.10	$(0.63)	$0.48

Diluted earnings (loss) per share	$0.38	$0.40	$0.10	$(0.63)	$0.48

Weighted average shares outstanding — basic	51,576	51,170	50,651	50,304	48,470

Weighted average shares outstanding — diluted	51,714	51,193	50,651	50,304	48,613

Other Data:
Earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted(10)	$76,618	$82,692	$88,960	$46,029	$74,608

Cash Flow Data:
Net cash provided by operating activities	$56,564	$53,202	$54,549	$36,151	$30,995

Net cash used in investing activities	(14,991)	(14,749)	(32,028)	(29,491)	(200,071)

Net cash from (used in) financing activities	(45,172)	(36,550)	(39,832)	4,187	150,319

	December 31,

	2003	2002	2001	2000	1999

Consolidated Balance Sheet Data:
Working capital (deficit)	$(13,065)	$(13,290)	$(3,670)	$19,943	$40,899
Total assets	366,346	393,386	419,088	463,545	473,344
Long-term debt, including current portion	139,765	190,428	225,670	258,652	277,522
Stockholders’ equity	146,221	118,328	95,797	90,970	110,811

(1)	Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” and the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS 142, goodwill amortization was not recorded on new acquisitions after July 1, 2001 for fiscal year 2001 and no goodwill amortization was recorded during 2003 and 2002, respectively.

(2)	During 2000, the Company recorded an impairment loss of $2.1 million for certain capitalized software development costs, fixed assets related to the abandoned infoPIX business photograph project, as well as a cost for a proposed public offering and leasehold improvement costs of infoUSA.com, a subsidiary of the Company.

During 1999, the Company recorded an impairment loss of $3.9 million on the Company’s existing consumer database due to the acquisition of Donnelley Marketing and an impairment loss of $1.7 million on leasehold improvements and in-process construction projects due to the move of the Company’s data processing operations from Montvale, New York to Greenwich, Connecticut.

(3)	Includes the following acquisition costs: 1) $57 thousand in 2003 for various acquisitions, including Clickaction, Yesmail and Markado 2) $0.2 million related to various acquisitions made during 2002, 3) $0.5 million in 2001 for the acquisition of Polk City Directories from Equifax, Inc., 4) $1.8 million in 2000 for the attempted acquisition of the consumer database division of R.L. Polk and $0.5 million related to the acquisitions of idEXEC, American Church Lists and Getko Direct Response, 5) $4.2 million in 1999 associated with the acquisition and integration of Donnelley Marketing. These costs are not direct costs of acquisition and therefore cannot be capitalized as part of the purchase price. Rather, these are general and administrative costs incurred in connection with the integration of these businesses.

(4)	During 2003, the Company recorded restructuring charges for severance costs of $1.9 million for 140 employees terminated during the year. During 2002, the Company recorded restructuring charges for severance costs of $2.5 million for 230 employees terminated during the year. During 2001, the Company recorded the following restructuring charges: 1) $2.1 million of severance costs for the termination of 265 employees, and 2) estimated lease termination costs of $2.8 million associated with the infoUSA.com Foster City, California location. During 2000, the Company recorded the following restructuring charges: 1) $2.1 million of severance costs for 350 employees terminated during December 2000, and 2) estimated lease termination costs of $3.7 million associated with the infoUSA.com Foster City, California location.

(5)	During 2003, 2002 and 2001, the Company settled legal issues totaling $1.7 million, $0.4 million and $1.1 million, respectively, in connection with the settlement of various contractual disputes.

(6)	During 2000 and 1999, infoUSA.com, completed its first and second rounds of venture capital financing. As a result of the issuance of common stock of this subsidiary, the Company recorded gains of $14.6 million and $8.9 million, respectively.

(7)	During 2003, the Company recorded other charges totaling $6.4 million for: 1) $1.6 million for non-amortized debt issue costs and a $3.2 million premium to purchase $67 million of the Company’s 9 1/2% Senior Subordinated Notes, 2) $0.8 million in bank fees to amend and restate the Senior Secured Credit Facility and $0.8 million in non-amortized costs associated with the previous credit facility. During 2002, the Company recorded other charges totaling $5.5 million for: 1) a loss of $2.8 million for the net unamortized debt issue costs related to the Deutsche Bank credit facility, 2) a loss of $1.1 million for another-than-temporary decline in the value of a nonmarketable equity investment, 3) a loss of $1.2 million for the reclassification of an interest rate swap agreement due to the refinancing of the Company’s senior debt credit facility during the year, and 4) a loss related to the Company’s repurchase of $9.0 million of its 9 1/2% Senior Subordinated Notes. As part of the repurchases, the Company recorded a loss totaling $0.4 million for net unamortized debt issue costs related to the Senior Subordinated Notes and for amounts paid in excess of carrying value of the debt. During 1999, the Company repurchased $9.0 million of its Senior Subordinated Notes. As part of the repurchase, the Company recorded a net gain of $0.1 million.

(8)	During December 2000, the Company discontinued the operations of its VideoYellowPages.com Internet unit and recorded a loss of $4.2 million, net of tax. The loss is comprised of two components: 1) the loss of its results of operations of $3.4 million, net of tax for the full fiscal year, and 2) charges totaling $0.8 million, net of tax, for asset impairments. The loss from this discontinued operation for 1999 was 1.5 million, net of tax.

(9)	During 2000, the Company changed its revenue recognition method for data licensing revenue. Effective January 1, 2000, the Company began to recognize revenue on data license arrangements on a straight-line basis. This change in method was made because a growing proportion of such license revenue is from long-term and continuous access agreements. The Company believes the newly adopted method of accounting better reflects the service commitment inherent in its various license agreements. The cumulative effect of the change in method of $10.3 million is net of income tax benefit of $3.5 million. Assuming the above described revenue recognition policy had been implemented on January 1, 1999, pro forma consolidated net sales, net income from continuing operations and net income from continuing operations per share would have been as follows:

For the Year Ended
December 31, 1999

Net sales	$261,466
Net income from continuing operations	$21,812
Basic earnings per share	$0.45
Diluted earnings per share	$0.45

(10)	“EBITDA”, as adjusted, is defined as net income adjusted to exclude interest expense, income taxes, depreciation and amortization and other non-cash or non-operating items such as non-cash impairment of assets, non-operating other charges (gains), investment income, minority interest, changes in accounting principles, discontinued operations, subsidiary stock gains and non-cash stock compensation expenses. EBITDA is presented because it is a widely accepted measure of performance that eliminates the effects of a variety of methods used for depreciation and amortization that have changed over time. However, EBITDA does not purport to represent cash provided by operating activities as reflected in the Company’s consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA may not be comparable to similar measures reported by other companies.

      The following provides a reconciliation of net income (loss) to EBITDA, as adjusted:

	Year Ended December 31,

	2003	2002	2001	2000	1999

Net income (loss)	$19,695	$20,436	$4,964	$(31,633)	$23,186
Other charges	6,385	5,528	—	—	(128)
Minority interest	—	—	(282)	(6,294)	—
Cumulative change in accounting principle, net	—	—	—	10,266	—
Gain on issuance of subsidiary stock	—	—	—	(14,634)	(8,886)
Discontinued operations	—	—	—	4,160	1,474
Investment income	(1,149)	(179)	(953)	(1,250)	(14,196)
Interest expense	11,547	16,059	25,285	26,651	18,579
Income taxes	12,072	12,713	11,371	1,320	14,047
Depreciation of operating assets	14,573	14,773	17,873	20,005	12,872
Amortization of intangible assets	13,276	13,310	30,254	32,190	22,061
Impairment of assets	—	—	—	2,135	5,599
Non-cash stock compensation expense	219	52	448	3,113	—

EBITDA, as adjusted	$76,618	$82,692	$88,960	$46,029	$74,608

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Products and Services

      infoUSA is a leading provider of business and consumer information, data processing, and database marketing services. The Company’s key assets include proprietary databases of 14 million businesses in the United States and Canada and 200 million individuals and 110 million households in the United States. We believe our proprietary content is the most comprehensive and accurate data available. We leverage these key assets by selling through multiple distribution channels to over 4 million customers that include small and medium-sized businesses, Fortune 1000 companies, consumers, and Internet users.

Sales Overview

      Our revenue has historically been derived predominantly through the sale of customized sales lead generation products. We have successfully capitalized on new markets and applications for our proprietary databases, as our Company expanded product and service offerings. We began to recognize significant revenue from data processing services in 1997, following the acquisition of Database America and continued expanding our data processing revenue with the acquisition of Donnelley Marketing in July of 1999. The acquisition of Donnelley Marketing enhanced our proprietary consumer database and database marketing services. The merger made us the only company in our industry to offer proprietary business and consumer data, data processing, and database marketing services and gave us the ability to offer complete solutions and fulfill substantially all the database, data processing, and database marketing needs of our Fortune 1000 customers. Walter Karl and JAMI Marketing were acquired in 1998 providing the Company’s direct entry into the complimentary sales list brokerage and list management industries. The Company has recognized strong Internet license revenue and Internet content sales since 1999 and believes there is significant opportunity to expand the market for our products and services over the Internet. The Company acquired Polk City Directories in 2001 and Hill-Donnelly and City Publishing in 2002, expanding the Company’s presence in the published directories markets, specifically the criss-cross reference directory market. Finally, the Company’s acquisitions of ClickAction, Yesmail and Markado during 2002 and 2003 provided the entrance to yet another complimentary sales market offering e-mail customer acquisition and customer retention solutions. We estimate that no customer represented greater than approximately 5% of our net sales in 2003.

Financial Performance

      Net sales of the Company for 2003 were $311.5 million, up 3% from $302.5 million for 2002. The results were promising, as net sales of the Donnelley group segment were up 6% over 2002 and net sales of the infoUSA group segment, excluding Polk City Directories, were up 7% over 2002. Operating income for 2003 was $48.6 million, down from $54.6 million for 2002, as the Company made extensive investments in increased sales staff, advertising and marketing to grow revenue internally. EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), as adjusted, margins were down from 27% in 2002 to 25% in 2003 for the reasons previously described. Company management utilizes the non-GAAP financial disclosure of EBITDA, as adjusted, as a key financial measure in the analysis of its financial performance, as it does with similar GAAP financial measures including operating income and cash flows from operations. The Company’s Senior Secured Credit Facility provides for financial covenants that are based on EBITDA, as adjusted. Additionally, the Company has historically had a significant amount of recorded goodwill and purchased intangibles resulting from the acquisition of other companies, and the amount of non-cash amortization expense associated with these acquisitions has varied significantly between reporting periods. The Company’s calculation of EBITDA, as adjusted, is defined by footnote in the accompanying financial data tables.

      During 2001 and 2002, the Donnelley Group experienced softer customer demand due to the macroeconomic downturn that began in late 2000 and as a result of events surrounding September 11. As a result, some of its Fortune 1000 customers were impacted by budgetary constraints, forced to postpone capital spending decisions, reduced spending on direct marketing, and in certain cases, the customers brought much of the direct marketing function in-house. The Database Licensing Group was also impacted by the slow economy and by many of the Internet companies which licensed data but subsequently went out of business. Accordingly, the Donnelley Group reduced its operating cost structure and is well positioned to continue to focus on expense control and profitable revenue growth through the development and introduction of innovative new products. These new products include the recently introduced infoConnectTM ONE PASS that provides for automated data enhancement and file cleansing services, and MarketZone DS, a premier e-CRM solution that integrates the entire suite of Donnelley products to create a real-time customer content integration and decision support tool. Recent additions to the Donnelley Marketing management team will bring a fresh approach to selling a complete package of data and data processing services to its customers, creating a value model that positions Donnelley Marketing for profitable revenue growth.

Mergers and Acquisitions

      The Company has supplemented its internal growth through strategic acquisitions. The Company has completed over 20 acquisitions since 1996. The Company has increased its presence in the consumer marketing information industry, greatly increased its ability to provide data processing solutions, increased its presence in list management and list brokerage services and broadened it offerings for e-mail and business marketing information. During 2002 and 2003, the Company enhanced its presence in e-mail marketing services and solutions with the acquisition of DoubleClick’s email deployment business, ClickAction, Yesmail and Markado. The Company also continued to consolidate the printed and online directory industry with its acquisition of Polk City Directories in 2001 and the Hill-Donnelly and City Publishing directory companies during 2002.

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

Summary of Acquisitions

      Through acquisitions, the Company has increased its presence in the consumer marketing information industry, greatly increased its ability to provide data processing and e-mail marketing solutions, added to its consumer CD-ROM/ DVD product lines, increased its presence in list management and list brokerage services and broadened its offerings of business and consumer marketing information. The following table summarizes the more significant acquisitions:

		Principal			Transaction
Acquired Company	Key Asset	Business Segment	Type of Acquisition	Date Acquired	Value

					(In millions)(1)
Digital Directory Assistance	Consumer CD-Rom Products	infoUSA group	Asset purchase	August 1996	$17
County Data Corporation	New Businesses Database	infoUSA group	Pooling-of-interests	November 1996	$11
Marketing Data Systems	Data Processing Services	Donnelley group	Asset purchase	November 1996	$3
BJ Hunter	Canadian Business Database	infoUSA group	Stock purchase	December 1996	$3
Database America Companies	Consumer Database and Data Processing Services	Donnelley group	Stock purchase	February 1997	$105
Pro CD	Consumer CD-Rom Products	infoUSA group	Asset purchase	August 1997	$18
Walter Karl	Data Processing and List Management Services	Donnelley group	Stock purchase	March 1998	$19
JAMI Marketing	List Management Services	Donnelley group	Asset purchase	June 1998	$13
Contacts Target Marketing	Canadian Business Database	infoUSA group	Asset purchase	July 1998	$1
Donnelley Marketing	Consumer Database and Data Processing Services	Donnelley group	Stock purchase	July 1999	$200
American Church Lists	Religious Institution Database	infoUSA group	Stock purchase	March 2000	$2
IdEXEC	Executives Database	Donnelley group	Asset purchase	May 2000	$7
Getko Direct Response	Canadian Consumer Database and Data Processing Services	infoUSA group	Asset purchase	May 2000	$2
InfoUSA.com minority interest	Internet license and products	infoUSA group	Asset purchase	August 2001	$25
Polk City Directories	Business Directories Products	infoUSA group	Asset purchase	October 2001	$6
DoubleClick e-mail list business	e-mail list business	Donnelley group	Asset purchase	March 2002	$2

		Principal			Transaction
Acquired Company	Key Asset	Business Segment	Type of Acquisition	Date Acquired	Value

					(In millions)(1)
Hill Donnelly	Business Directories Products	infoUSA group	Asset purchase	June 2002	$2
City Publishing	Business Directories Products E-mail solutions provider	infoUSA group	Asset purchase	September 2002	$2
ClickAction	and e-mail list business	Donnelley group	Stock purchase	December 2002	$4
Yesmail	E-mail solutions provider and e-mail list business	Donnelley group	Stock purchase	March 2003	$4
Markado	E-mail solutions provider and e-mail list business	Donnelley group	Asset purchase	September 2003	$1

(1)	Transaction value includes total consideration paid including cash paid, debt and stock issued plus long-term debt repaid or assumed at the date of acquisition plus, in the case of DBA, a subsequent purchase price adjustment in October 1997.

      As part of these strategic acquisitions, the Company has incurred various acquisition-related charges to integrate operations, consisting of: 1) $57 thousand in 2003 related to the Yesmail and Markado acquisitions, 2) $0.2 million in 2002 in connection with several acquisitions, 3) $0.5 million in 2001 in connection with the acquisition of Polk City Directories, 4) $2.3 million in 2000 for the attempted acquisition of the consumer database division of R.L. Polk and the acquisitions of idEXEC, American Church Lists and Getko Direct Response, 5) $9.8 million in 1999 in connection with the acquisition of Donnelley Marketing.

      In February 2004, infoUSA acquired Triplex Direct Marketing Corp. The total purchase price was $7.6 million, of which, $6.1 million was payable in cash at closing and the remaining $1.5 million will be payable on the one year anniversary of the closing of the transaction if Triplex satisfies all its representations, warranties, covenants, and agreements. Triplex is a data processing service provider in the direct marketing industry that specializes in the nonprofit and catalog industries.

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

      Associated with the acquisitions previously described, the Company recorded amortization expense on goodwill and other purchased intangibles as summarized in the following table (amounts in thousands):

Fiscal Year	Amount

1999	22,061
2000	32,190
2001	30,254
2002	13,310
2003	13,276

Critical Accounting Policies and Estimates

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

      Revenue recognition. Revenue from the sale of prospect lists (paper form or electronic), mailing labels, published directories, other sales lead products and DVD and CD information products are recognized upon shipment. These product sales are typically evidenced by a written purchase order or by credit card authorization. Terms and conditions for retail channel sales of DVD and CD information products include rights of return. Accordingly, we estimate and record an allowance for product returns and reduce the amount of recognized revenue by anticipated product returns. The estimate of the product returns is made by giving consideration to the historical trends in sales and product returns, estimates of product inventory currently in the channel of distribution, and the timing and release of new product versions.

      Data processing and e-mail customer retention solution revenues are billed on a time and materials basis, with the recognition of revenue occurring as the services are rendered to the customer.

      Revenue from the licensing of our data to third parties is recognized on a straight-line basis over the life of the agreement, when we commit to provide the customer either continuous data access (i.e., “24/7” access via the Internet) or updates of data files over a period of time. Licenses are evidenced by written contracts. We adopted this policy in 2000 because we believe this method better reflects the service commitment inherent in the licensing agreements in light of a growing proportion of such long-term and continuous access agreements. We also license data to customers with no such commitments. In those cases, we recognize revenue when the data is shipped to the customer, provided all the revenue recognition criteria have been met.

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

      Database Costs. The Company’s database and production costs are generally charged to expense as incurred and relate principally to maintaining, verifying and updating its databases, fulfilling customer orders and the production of DVD/ CD titles. Costs to develop new databases are capitalized by the Company and amortized upon the successful completion of the databases, over a period ranging from one to five years. Our cost of maintaining the Company’s consumer and business databases does not necessarily vary directly with revenues since a significant portion of the cost is the maintenance and verification of our existing data. Consequently, operating income may vary significantly with changes in revenue from period-to-period, as our ability to adjust certain elements of our cost structure is limited in the short-run.

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

      When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on estimated fair value of the assets. Net intangible assets, long-lived assets, and goodwill amounted to $247.6 million as of December 31, 2003.

      The Company adopted the provisions of SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” effective January 1, 2002. Therefore, the Company ceased to recognize annual amortization of approximately $16.5 million of goodwill effective January 1, 2002, that was amortized during 2001. In accordance with SFAS No. 142, the Company performed an initial impairment test of goodwill and concluded no impairment existed at January 1, 2002. In addition, the Company completed an impairment test as of October 31, 2003 and determined that no impairment existed.

      The following accounting policies are also viewed by Company management as significant in the review and analysis of the Company’s operating results and financial condition.

      Related party transactions. As discussed in Note 12 to the audited Consolidated Financial Statements included elsewhere in this Form 10-K, the Company paid $2.2 million during 2003 to Annapurna Corporation, which is 100% owned by Mr. Gupta, who is Chairman and Chief Executive Officer of the Company, for use of NetJets aircraft for infoUSA management and employee travel expenses. The charges by Annapurna Corporation to the Company are comparable or less than charged by other services such as Marquis, and without any commitment by the Company. The expenses are authorized by the Company’s management and board of directors to support activities related to customer relationship, business development, new acquisitions and other strategic initiatives. Arrangements between the Company and Annapurna Corporation are subject to periodic review by the Company’s management and board of directors.

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

      Investments. The Company records a non-cash charge to earnings when it determines that an investment has experienced an “other than temporary” decline in market value. To make this determination, the Company reviews the carrying value of its non-marketable equity security investments at the end of each reporting period for impairment. Other-than-temporary impairments are generally recognized if the market value of the investment is below its current carrying value for an extended period, which the Company generally defines as six to nine months, or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations, among other factors. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the recorded marketable securities, thereby possibly requiring additional impairment charges in the future.

Results of Operations

      The following table sets forth, for the periods indicated, certain items from the Company’s statement of operations data expressed as a percentage of net sales. The amounts and related percentages may not be fully comparable due to the Company’s acquisition of Polk City Directories in October 2001, the e-mail business from DoubleClick in March 2002, Hill Donnelly in June 2002, City Publishing in September 2002, ClickAction in December 2002, Yesmail in March 2003 and Markado in September 2003:

	Year Ended December 31,

	2003	2002	2001

Consolidated Statement of Operations Data:
Net sales	100%	100%	100%
Costs and expenses:
Database and production costs	28	28	28
Selling, general and administrative	46	44	39
Depreciation and amortization	9	9	17
Impairment of assets	—	—	—
Acquisition costs	—	—	—
Non-cash stock compensation	—	—	—
Restructuring charges	1	1	2
Provision for litigation settlement	1	—	—

Total costs and expenses	85	82	86

Operating income	15	18	14
Other loss, net	(5)	(7)	(8)

Income before income taxes	10	11	6
Income tax expense	4	4	4

Net income	6%	7%	2%

EBITDA, as adjusted(1)	25%	27%	31%

Other Data:
Sales by Segment:
infoUSA group	$155.3	$155.4	$133.7
Donnelley group	156.0	147.1	155.0

Total	$311.3	$302.5	$288.7

Sales by Segment as a Percentage of Net Sales:
infoUSA group	50%	51%	46%
Donnelley group	50	49	54

Total	100%	100%	100%

(1)	“EBITDA”, as adjusted, is defined as net income adjusted to exclude interest expense, income taxes, depreciation and amortization and other non-cash or non-operating items such as non-cash impairment of assets, non-operating other charges (gains), investment income, minority interest, changes in accounting principles, discontinued operations, subsidiary stock gains and non-cash stock compensation expenses.

EBITDA is presented because it is a widely accepted measure of performance that eliminates the effects of a variety of methods used for depreciation and amortization that have changed over time. However, EBITDA does not purport to represent cash provided by operating activities as reflected in the Company’s consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA may not be comparable to similar measures reported by other companies.

      The following provides a reconciliation of net income to EBITDA, as adjusted:

	2003	2002	2001

Net income	$19,695	$20,436	$4,964
Other charges	6,385	5,528	—
Minority interest	—	—	(282)
Investment income	(1,149)	(179)	(953)
Interest expense	11,547	16,059	25,285
Income taxes	12,072	12,713	11,371
Depreciation of operating assets	14,573	14,773	17,873
Amortization of intangible assets	13,276	13,310	30,254
Non-cash stock compensation expense	219	52	448

EBITDA, as adjusted	$76,618	$82,692	$88,960

2003 Compared to 2002

Net Sales

      Net sales for 2003 were $311.3 million, an increase of 3% from $302.5 million in 2002. Net sales of the infoUSA Group segment for 2003 were $155.3 million, a less than 1% decrease from $155.4 million in 2002. Excluding the results of the Polk City Directories division included within this segment, the infoUSA Group segment sales were $126.7 million in 2003, up 7% from $118.3 million in 2002. The decrease in net sales for the Polk City Directories division was principally due to changes in the timing of production and delivery of certain printed directories. The infoUSA Group segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet.

      Net sales of the Donnelley Group segment for 2003 were $156.0 million, a 6% increase from $147.1 in 2002. The increase was principally due to the acquisition of ClickAction in December 2002, Yesmail in March 2003 and Markado in September 2003. The Donnelley Group segment principally engages in the selling of data processing services, licensed databases, database marketing solutions, e-mail marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services.

Database and Production Costs

      Database and production costs for 2003 were $84.1 million, or 28% of net sales, compared to $84.7 million, or 28% of net sales in 2002.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for 2003 were $144.1 million, or 46% of net sales, compared to $132.0 million, or 44% of net sales in 2002. The increase in selling, general and administrative expenses principally relates to the Company’s planned increase in direct marketing costs and the addition of approximately 200 sales staff during 2003. Total advertising costs increased $10.2 million to $25.3 million during 2003, up from $15.1 million during 2002. Additionally, the increase is partially due to the acquisition of various companies during 2002 and 2003, including Hill-Donnelly, City Publishing, the e-mail list business of DoubleClick, ClickAction, Yesmail and Markado. These acquired companies historically had higher selling, general and administrative cost structures, expressed as a percentage of net sales, than the Company’s existing businesses. The increase in selling, general and administrative expense was partially offset by a decrease in bad debt expense totaling $3.4 million during 2003 compared to 2002.

Depreciation and Amortization Expenses

      Depreciation and amortization expenses for 2003 totaled $27.8 million, or 9% of net sales, compared to $28.1 million, or 9% of net sales in 2002. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. SFAS No. 142 requires the Company to complete an annual impairment test on goodwill and other intangible assets with an indefinite life rather than record amortization expense on those assets. The Company completed impairment tests as of October 31, 2003, as required by SFAS 142, and established that no impairment exists.

Non-Cash Stock Compensation Expense

      During 2003, the Company recorded a non-cash charge of $219 thousand, compared to $52 thousand in 2002. The Company recorded non-cash stock compensation expenses related to a non-employee consulting agreement executed during 2002. The Company will incur additional non-cash compensation expense for the 2002 consultant options during the vesting period of those options. The amount of compensation expense will be affected by changes in the fair value of the Company’s common stock.

Restructuring Costs

      The Company recorded restructuring charges during 2003 and 2002 of $1.9 million and $2.5 million, respectively, related to workforce reductions as a part of the Company’s continuing strategy to reduce unnecessary costs and focus on core operations. The workforce reduction charges included involuntary employee separation costs during 2003 and 2002 for approximately 140 and 230 employees, respectively.

Litigation Settlement Charges

      The Company recorded charges during 2003 and 2002 of $1.7 million and $0.4 million, respectively, related to the Company’s disposition of certain legal matters. On May 14, 2002, a principal of one of the acquisitions made by the Company in 1996 was awarded $1.7 million by an arbitrator for settlement of a dispute regarding exercise of stock options issued by the Company. Although the Company has appealed the arbitrator’s decision, the Company’s management recorded a litigation charge of $1.7 million during the three months ended September 30, 2003, for the arbitrators’ award.

Acquisition Costs

      The Company recorded integration-related costs during 2003 and 2002 of $57 thousand and $181 thousand, respectively. The integration-related costs included consulting costs, information system conversion and other direct integration-related charges. These costs were not directly related to the recent acquisition of various companies, and therefore could not be capitalized.

Operating Income

      Including the factors previously described, the Company had operating income of $48.6 million, or 16% of net sales for 2003, compared to operating income of $54.6 million, or 18% of net sales in 2002. The decrease in operating income as a percentage of net sales is a result of the following items: 1) the Company’s planned increase in direct marketing costs and the addition of sales staff, beginning during the quarter ended September 30, 2003: 2) a decline in net sales for Polk City Directories during the quarter ended September 30, 2003; 3) a litigation settlement charge of $1.7 million recorded during the quarter ended September 30, 2003; and 4) increased operating expenses represented as percentage of net sales associated with companies acquired during 2002 and 2003 including City Publishing, Hill-Donnelly, ClickAction, Yesmail and Markado.

      Operating income for the infoUSA Group segment for 2003 was $48.9 million, or 32% of net sales, as compared to $60.2 million, or 39% of net sales in 2002. The decrease in operating income as a percentage of nets sales is principally due to items 1), 2) and 4) described in the preceding paragraph.

      Operating income for the Donnelley Group segment for 2003 was $76.8 million, or 49% of net sales, as compared to $76.9 million, or 52% of net sales in 2002. The decrease in operating income as a percentage of net sales is principally due to increased operating expenses represented as percentage of net sales associated with companies acquired during 2002 and 2003 including ClickAction, Yesmail and Markado.

Other Income (Expense), Net

      Other expense, net was $(16.8) million, or 5% of net sales, and $(21.4) million, or 7% of net sales, for 2003 and 2002, respectively. Other income or (expense), net is comprised of interest expense, investment income, minority interest in subsidiary and other income or expense items, which do not represent components of operating expense of the Company.

      On May 27, 2003 the Company’s Secured Credit Facility was amended and restated to increase the credit available from $115 million to $145 million to facilitate the partial redemption of the Company’s 9 1/2% Senior Subordinated Notes. As a result of the refinancing, the Company expensed $0.8 million in non-amortized deferred financing costs associated with the issue of the previous facility and $0.7 million in bank fees associated with the new facility. During 2003, the Company purchased $67 million of its 9 1/2% Senior Subordinated Notes. As part of these purchases, the Company recorded charges of $1.7 million for related net non-amortized debt issue costs and $3.2 million for amounts paid in excess of carrying value of the debt.

      Interest expense was $11.5 million and $16.1 million for 2003 and 2002, respectively. The decrease is principally due to lower interest rates on the Senior Secured Credit Facility in May 2003, the continued reduction in the amount of 9 1/2% Senior Subordinated Notes outstanding and favorable interest rates. Investment income was $1.1 million and $179 thousand, for 2003 and 2002, respectively.

Income Taxes

      A provision for income taxes of $12.1 million and $12.7 million was recorded for 2003 and 2002, respectively. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortizing goodwill and certain intangible assets for financial reporting purposes and consequently, the amortization expense for those assets does not affect either book or taxable income in 2003 or 2002.

EBITDA, as adjusted

      The Company’s EBITDA, as adjusted, was $76.6 million, or 25% of net sales for 2003, compared to $82.7 million, or 27% of net sales in 2002. The decrease in EBITDA, as adjusted represented as a percentage of net sales principally relates to the Company’s planned increase in direct marketing costs and the addition of approximately 200 sales staff during 2003.

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

Other income (expense), net

      Other expense, net was $(21.4) million, or 7% of net sales, and $(24.1) million, or 8% of net sales, for 2002 and 2001, respectively. Other income or expense, net is comprised of interest expense, investment income, minority interest in subsidiary and other income or expense items that do not represent components of operating expense of the Company.

      During 1999 in conjunction with the acquisition of Donnelley, the Company negotiated a credit arrangement (“Senior Debt Credit Facility”). According to the terms of the Senior Debt Credit Facility, the Company entered into an interest rate swap agreement with Union Bank of California, to fix the rate on $60.5 million of the debt at an interest rate of 6.385% for the term of 3 years. During 2002, the Company refinanced the Senior Debt Credit facility with Bank of America, N.A. As a result of the refinancing, the Company recorded a charge of $1.2 million for amounts reported in Other Comprehensive Income related to the fair value of the interest rate swap agreement. Also during 2002, the Company wrote-off deferred financing costs of $2.8 million in connection with the refinancing of its Senior Debt Credit Facility as described above.

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

      Interest expense was $16.1 million and $25.3 million for 2002 and 2001, respectively. The decrease was principally due to lower interest rates as a result of the refinancing of the senior credit facility in March 2002 and the continued reduction of total debt facilities by the Company. Investment income was $179 thousand and $1.0 million, for 2002 and 2001, respectively.

      Minority interest in gain of subsidiary of $0.3 million in 2001 represents the unaffiliated investors’ share of infoUSA.com’s net gain for the year ended December 31, 2001.

Income taxes

      A provision for income taxes of $12.7 million and $11.4 million was recorded for 2002 and 2001, respectively. The decrease in the Company’s effective tax rate to 38% in 2002 from 70% in 2001 is the result of two factors. First, the Company’s 2001 net income did not include any deferred tax benefits related to operating losses of its former subsidiary infoUSA.com due to uncertainties surrounding the recoverability of these deferred tax assets. infoUSA.com was not previously included in the Company’s consolidated Federal income tax return. Second, the Company’s pre-tax book income for the fiscal year 2001 included nondeductible amortization expense of $16.5 million for goodwill and intangible assets with indefinite lives. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortizing these assets for financial reporting purposes and consequently, the amortization expense for those assets does not affect either book or taxable income in 2002.

EBITDA, as adjusted

      The Company’s EBITDA, as adjusted was $82.7 million, or 27% of net sales for 2002, and $89.0 million, or 31% of net sales in 2001.

Liquidity and Capital Resources

General Information- Debt Instruments, Financial Covenants and Sources and Uses of Cash

      The Company’s Senior Secured Credit Facility (amended May 2003) provides for a term loan of $100 million due April 1, 2007 ($88.8 million outstanding at December 31, 2003) and $45.0 million ($9.0 million outstanding at December 31, 2003) under a revolving credit facility due May 2006, reducing to $40 million on April 1, 2004 and reducing to $35 million on April 1, 2005.

      The Senior Secured Credit Facility provides for grid-based interest pricing based upon the Company’s consolidated leverage ratio and ranges from base rate + 1.00% to 2.00% for base rate loans and from LIBOR + 2.00% to 3.00% for LIBOR loans for use of the revolving credit facility. The term loan interest rate is base rate +3.00% or LIBOR + 4.00%. Substantially all of the assets of the Company are pledged as security under the terms of the credit facility. At December 31, 2003, the term loan had a balance of $88.8 million with an interest rate of 5.14% and $36.0 million was available under the revolving credit facility. Additionally, the Company is required to pay a commitment fee of between 0.35% and 0.50%, dependent on the consolidated leverage ratio, on the average unused amount of the revolving credit facility.

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

Selected Consolidated Statements of Cash Flows Information

      As of December 31, 2003, the Company’s principal sources of liquidity included $36 million available under the Revolving Credit Facility previously described. As of December 31 2003, the Company had a working capital deficit of $13.1 million.

      Net cash provided by operating activities during 2003 totaled $56.6 million compared to $53.2 million in 2002.

      During 2003, the Company spent $5.5 million for additions of property and equipment, $1.2 million related to software and database development costs and $50.8 million, net, on the repayment of long-term debt. The repayments on long-term debt included the repurchase of $67 million of 9.5% Senior Notes on the open market. The Company spent $0.9 million during 2003 related to the refinancing of its Senior Secured Credit Facility.

      During 2003, the Company spent $5.8 million for acquisitions of businesses, net of cash acquired of $1.0 million. The Company paid $4.1 million for Yesmail (net of cash acquired of $1.0 million), $1.0 million for Markado and capitalized acquisition costs totaling $0.7 million.

Selected Consolidated Balance Sheet Information

      Trade accounts receivable increased slightly to $40.9 million at December 31, 2003 from $39.4 million at December 31, 2002. The day’s sales outstanding (“DSO”) ratio for 2003 was 49 days compared to 47 days in 2002.

      Marketable securities increased to $3.7 million at December 31, 2003 from $0.9 million at December 31, 2002. The Company made selected investments in other entities during 2003 and the investments are recorded at fair market value.

      Deferred marketing costs increased to $5.5 million at December 31, 2003 from $1.7 million at December 31, 2002. The increase is the direct result of the Company’s increased spending during the latter part of 2003 on direct marketing costs that are subject to deferral and amortization. Total advertising costs increased $10.2 million to $25.3 million during 2003, up from $15.1 million during 2002.

      Selected other balance sheet accounts including list brokerage trade accounts receivable, list brokerage trade accounts payable, accounts payable, accrued expenses and accrued payroll expenses increased (decreased) moderately from their respective account balances at December 31, 2003 from their respective account balances at December 31, 2002. The increase (decrease) in these account balances is due to the acquisition of certain companies during 2003 and payment timing differences related to various general operating expenses.

      Deferred revenue increased to $19.8 million at December 31, 2003 from $13.8 million at December 31, 2002. The increase is due to increased database license sales, which are subject to deferral and amortization, during fiscal year 2003 from fiscal year 2002.

      Long-term debt, net of current portion decreased to $122.5 million at December 31, 2003 from $164.1 million at December 31, 2002. The Company made repayments on long-term debt totaling $50 million during 2003.

      The following table summarizes the Company’s contractual obligations as of December 31, 2003:

	Less than	1 to	4 to	After
	1 Year	3 years	5 Years	5 Years

	(In thousands)
Long-term debt	$16,820	$56,743	$65,020	$—
Capital lease obligations	460	722	—	—
Operating leases	6,238	8,854	5,774	2,115
Unconditional purchase obligations	12,309	12,893	—	—

Total cash contractual obligations	$35,827	$79,212	$70,794	$2,115

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

      In October 2002, the Emerging Issues Task Force of the FASB reached tentative conclusion on the accounting for revenues in transactions that involve multiple deliverables. The expected guidance will govern how to identify whether goods or services or both, that are to be delivered separately in a bundled sales arrangement, should be accounted for separately. The guidance from the tentative reaches a consensus on the issue. The Company was required to adopt the guidance in the financial statements for the quarter ended March 31, 2003. The Company determined the impact of this issue on the consolidated financial statements was not material.

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

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of this statement are effective for financial instruments entered into of modified after May 31, 2003. As of December 31, 2003, management believes that SFAS No. 150 has no significant effect on the financial position, results of operations, and cash flows of the Company.

      In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As of December 31, 2003, management believes that SFAS No. 149 does not have a significant effect on the financial position, results of operations, and cash flows of the Company.

      In January 2003, the FASB issued FASB interpretation No. 46 (Revised), Consolidation of Variable Interest Entities. FIN No. 46® address consolidation by business enterprises of certain variable interest entities. The provisions of FIN No. 46 are effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. The provisions are effective in the first fiscal year of interim period beginning after December 15, 2003, for variable interest entities in which an enterprise hold a variable interest that it acquired before February 1, 2003. The Company does not currently have any variable interest entities; therefore FIN No. 46 will not have a material impact on the financial position, results of operations, and cash flows of the Company.

Inflation

      We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening economic condition.

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

We are leveraged. If we are unable to service our debt as it becomes due, our business would be harmed.

      As of December 31, 2003, we had total indebtedness of approximately $139.8 million, including $30.0 million of Notes due under an indenture (the “Indenture”) and $97.8 million under a $145 million Senior Secured Credit facility. Substantially all of our assets are pledged as security under the terms of the Senior Secured Credit facility.

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

Our ability to increase our revenues will depend to some extent upon introducing new products and services, and if the marketplace does not accept these new products and services, our revenues may decline.

      To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance. We believe much of our future growth prospects will rest on our ability to continue to expand into newer products and services. Products and services that we plan to market in the future are in various stages of development. We cannot assure you that the marketplace will accept these products. If our current or potential customers are not willing to switch to or adopt our new products and services, our ability to increase revenues will be impaired.

Changes in laws and regulations relating to data privacy could adversely affect our business.

      We engage in direct marketing, as do many of our customers. Certain data and services provided by us are subject to regulation by federal, state and local authorities in the United States as well as those in Canada and the United Kingdom. For instance, some of the data and services that we provide are subject to regulation under the Fair Credit Reporting Act, which regulates the use of consumer credit information, and to a lesser extent, the Gramm-Leach-Bliley Act, which regulates the use of non-public personal information. We are also subject to the United Kingdom’s Data Protection Act of 1998, which became fully effective on October 24, 2001 and regulates the manner in which we can use third-party data, and recent regulatory limitations relating to use of the Electoral Roll, one of our key data sources in the United Kingdom. In addition, growing concerns about individual privacy and the collection, distribution and use of information about individuals have led to self-regulation of such practices by the direct marketing industry through guidelines suggested by the Direct Marketing Association and to increased federal and state regulation. There is increasing awareness and concern among the general public regarding marketing and privacy concerns, particularly as it relates to the Internet. This concern is likely to result in new laws and regulations. Compliance with existing federal, state and local laws and regulations and industry self-regulation has not to date seriously affected our business, financial condition or results of operations. Nonetheless, federal, state and local laws and regulations designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the collection, management or commercial use of such information may increasingly affect our operations. This could result in substantial regulatory compliance or litigation expense or a loss of revenue.

Our business would be harmed if we do not successfully integrate future acquisitions.

      Our business strategy includes continued growth through acquisitions of complementary products, technologies or businesses. We have made over 20 acquisitions since 1996 and completed the integration of these acquisitions into our existing business by the end of 2003. We continue to evaluate strategic opportunities available to us and intend to pursue opportunities that we believe fit our business strategy. Acquisitions of companies, products or technologies may result in the diversion of management’s time and attention from day-to-day operations of our business and may entail numerous other risks, including difficulties in assimilating and integrating acquired operations, databases, products, corporate cultures and personnel, potential loss of key employees of acquired businesses, difficulties in applying our internal controls to acquired businesses, and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent our efforts to integrate future acquisitions fail, our business, financial condition and results of operations would be adversely affected.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to material future earnings or cash flow exposures from changes in interest rates as over one-half of the Company’s debt is at variable rates. At December 31, 2003, the fair value of the Company’s long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 2003, the Company had long-term debt with a carrying value of $139.8 million and estimated fair value of approximately $141.2 million. The market risk is estimated as the potential decrease in fair value of the Company’s long-term debt resulting from a hypothetical increase of 10% in the rates currently offered to the Company. An increase in interest rates would result in approximately a $1.3 million increase in fair market value of the Company’s long-term debt. The Company does not have operations subject to material risks of foreign currency fluctuations.

Item 8.	Financial Statements and Supplementary Data

      The information required by this item (other than selected quarterly financial data which is set forth below) is incorporated by reference to the Consolidated Financial Statements included elsewhere in this Form 10-K. The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2003. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

	2003 Quarter Ended				2002 Quarter Ended

	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Statement of Operations Data:
Net sales	$76,080	$78,831	$77,379	$79,055	$76,723	$74,042	$77,171	$74,580
Costs and expenses:
Database and production costs	20,900	22,240	21,416	22,518	21,260	21,313	20,618	21,519
Selling, general and administrative	33,134	33,864	36,827	40,243	31,881	31,966	34,711	33,427
Depreciation and amortization	7,175	7,033	7,006	6,635	7,104	7,149	6,805	7,025
Acquisition costs(1)	13	41	—	3	63	110	2	6
Non-cash stock compensation	—	69	76	74	—	27	8	17
Litigation settlement charges(2)	—	—	1,667	—	—	307	110	—
Restructuring charges(3)	555	430	645	231	167	645	804	915

Operating income	14,303	15,154	9,742	9,351	16,248	12,525	14,113	11,671
Other expense, net(4)	(3,314)	(7,260)	(4,089)	(2,120)	(8,401)	(5,899)	(3,484)	(3,624)

Income before income taxes	10,989	7,894	5,653	7,231	7,847	6,626	10,629	8,047
Income tax expense	4,134	3,169	2,021	2,748	2,981	2,400	4,225	3,107

Net income	$6,855	$4,725	$3,632	$4,483	$4,866	$4,226	$6,404	$4,940

Basic earnings per share	$0.13	$0.09	$0.07	$0.09	$0.10	$0.08	$0.12	$0.10

Diluted earnings per share	$0.13	$0.09	$0.07	$0.09	$0.10	$0.08	$0.12	$0.10

Weighted average shares outstanding — basic	51,144	51,221	51,676	52,245	50,908	50,923	50,991	51,070

Weighted average shares outstanding — diluted	51,144	51,239	52,357	52,526	51,223	51,088	50,991	51,070

(1)	Includes the following acquisition costs: 1) $57 thousand in 2003 for various acquisitions, including Clickaction, Yesmail and Markado, and 2) 0.2 million related to various acquisitions made during 2002. These costs are not direct costs of acquisition and therefore can not be capitalized as part of the purchase price. Rather, these are general and administrative costs incurred in connection with the integration of these businesses.

(2)	During 2003 and 2002, the Company settled legal issues totaling $1.7 million and $0.4 million, respectively, in connection with the settlement of various contractual disputes.

(3)	During 2003, the Company recorded restructuring charges for severance costs of $1.9 million for 140 employees terminated during the year. During 2002, the Company recorded restructuring charges for severance costs of $2.5 million for 230 employees terminated during the year.

(4)	During 2003, the Company recorded other charges totaling $6.4 million for: 1) $1.6 million for non-amortized debt issue costs and a $3.2 premium to purchase $67 million of the Company’s 9 1/2% Senior Subordinated Notes, 2) $0.8 million in bank fees to amend and restate the Senior Secured Credit Facility and $0.8 million in non-amortized costs associated with the previous credit facility. During 2002, the Company recorded other charges totaling $5.5 million for: 1) a loss of $2.8 million for the net unamortized debt issue costs related to the Deutsche Bank credit facility, 2) a loss of $1.1 million for another-than-temporary decline in the value of a nonmarketable equity investment, 3) a loss of $1.2 million for the reclassification of an interest rate swap agreement due to the refinancing of the Company’s senior debt credit facility during the year, and 4) a loss related to the Company’s repurchase of $9.0 million of its 9 1/2% Senior Subordinated Notes. As part of the repurchases, the Company recorded a loss totaling $0.4 million for net unamortized debt issue costs related to the Senior Subordinated Notes and for amounts paid in excess of carrying value of the debt.

	2003 Quarter Ended				2002 Quarter Ended

	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Statement of Operations Data:
As a Percentage of Net Sales:
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Database and production costs	27	28	28	28	28	29	27	29
Selling, general and administrative	44	43	47	51	42	43	45	45
Depreciation and amortization	9	9	9	9	9	10	9	9
Impairment of assets	—	—	—	—	—	—	—	—
Acquisition costs	—	—	—	—	—	—	—	—
Non-cash stock compensation	—	—	—	—	—	—	—	—
Litigation settlement charges	—	—	2	—	—	—	—	—
Restructuring charges	1	1	1	—	—	1	1	1

Operating income	19	19	13	12	21	17	18	16
Other income (expense), net	(5)	(9)	(5)	(2)	(11)	(8)	(5)	(5)

Income before income taxes	14	10	7	10	10	9	13	11
Income taxes	5	4	2	(4)	4	3	5	(4)

Net income	9%	6%	5%	6%	6%	6%	8%	7%

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedure

      Evaluation of disclosure controls and procedures. Based on their evaluation as of as of the end of the period covered by this Annual Report, our principal executive officer and principal financial officer have concluded that infoUSA’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were sufficiently effective to ensure that the information required to be disclosed by infoUSA in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

      Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in infoUSA’s internal controls. Accordingly, no corrective actions were required or undertaken.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The required information regarding Directors of the registrant is incorporated by reference to the information under the caption “Nominees for Election at the Annual Meeting” and “Incumbent Directors whose Terms of Office Continue After the Annual Meeting” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2004.

      The required information regarding Executive Officers of the registrant is contained in Part I of this Form 10-K.

      The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2004.

Code of Ethics

      We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at www.infousa.com under the caption Investor Relations.

      We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the Nasdaq Stock Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Item 11.	Executive Compensation

      Incorporated by reference to the information under the captions “Election of Directors — Board Compensation,” “Executive Compensation,” and “Certain Transactions” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference to the information under the caption “Security Ownership” and “Executive Compensation — Equity Compensation Plan Table” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2004.

Item 13.	Certain Relationships and Related Transactions

      Incorporated by reference to the information under the captions “Certain Transactions” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2004.

Item 14.	Principal Accountant Fees and Services

      Incorporated by reference to the information under the caption “Auditors’ Fees” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of the Report:

1. Financial Statements. The following Consolidated Financial Statements of infoUSA Inc. and Subsidiaries and Report of Independent Accountants are included elsewhere in this Form 10-K:

2. Financial Statement Schedule. The following consolidated financial statement schedule of infoUSA Inc. and Subsidiaries for the years ended December 31, 2003, 2002 and 2001 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements.

Description	Page No.

Schedule II Valuation and Qualifying Accounts	72

      Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, is Incorporated herein by reference to exhibits filed with Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000.
3.2	—	Bylaws are incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992.
3.3	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22,1999, is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form 8-A, as amended, Filed March 20, 2000.
4.1	—	Preferred Share Rights Agreement is incorporated herein by reference to the Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000.
4.2	—	Specimen of Common Stock Certificate is Incorporated herein by reference to the exhibits filed with the Company’s Registration Statement on Form 8-A, as amended), filed March 20, 2000.
4.4	—	Purchase Agreement dated June 12, 1998 between the Company, BT Alex. Brown Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist LLC is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
4.5	—	Indenture dated as of June 18, 1998 (the “Indenture”) by and between the Company and State Street Bank and Trust Company of California, N.A., as Trustee is incorporated herein by reference to Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

4.6	—	Exchange and Registration Rights Agreement dated as of June 18, 1998 by and among the Company and BT Alex. Brown Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist LLC as the Initial Purchasers is incorporated herein by reference to Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
4.7	—	Form of New 9 1/2% Senior Subordinated Note due 2008 is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-4 (File No. 333-61645), filed December 15, 1999.
4.8	—	Credit Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002 and amended May 27, 2003, is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003.
4.9	—	Pledge Agreement by and among infoUSA, Inc., Various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002 and amended May 27, 2003, is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003.
4.10	—	Security Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002 and amended May 27, 2003, is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003.
4.11	—	Subsidiaries Guaranty Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and of America, N.A. dated as of March 6, 2002 and amended May 27, 2003, is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003.
10.1	—	Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 33-51352), filed August 28, 1992.
10.2	—	1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (File No. 333-37865), filed October 14, 1997.
10.3	—	1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (File No. 333-82933), filed July 15, 1999.
10.4	—	Employment Agreement dated February 11, 1997 between the Company and Allen F. Ambrosino, incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2000.
10.5	—	Amended and Restated Database License Agreement between Donnelley Marketing, Inc. and First Data Resources, Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999.
10.6	—	Covenant not to compete by First Data Corporation to infoUSA Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999.
21.1	—	Subsidiaries and State of Incorporation, filed herewith.
23.1	—	Consent of Independent Accountants, filed herewith.
24.1	—	Power of Attorney, filed herewith.
31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

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

INFOUSA INC.

By:	/s/ TIM HOFFMAN

Tim Hoffman
Chief Accounting Officer
(principal accounting officer)

Dated: March 15, 2004

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINOD GUPTA Vinod Gupta	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ RAJ DAS Raj Das	Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ TIMOTHY HOFFMAN Tim Hoffman	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2004

/s/ GEORGE F. HADDIX George F. Haddix	Director	March 15, 2004

/s/ ELLIOT S. KAPLAN Elliot S. Kaplan	Director	March 15, 2004

/s/ HAROLD ANDERSEN Harold Andersen	Director	March 15, 2004

/s/ DR. VASANT RAVAL Dr. Vasant Raval	Director	March 15, 2004

/s/ RICHARD J. BORDA Richard J. Borda	Director	March 15, 2004

/s/ DENNIS P. WALKER Dennis P. Walker	Director	March 15, 2004

infoUSA INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors

infoUSA Inc.:

      We have audited the accompanying consolidated balance sheets of infoUSA Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of infoUSA Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Notes 2 and 7 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” for all acquisitions subsequent to July 1, 2001 and SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002.

/s/ KPMG LLP

KPMG LLP

Omaha, Nebraska

January 15, 2004 except Note 20 which is
     as of February 2, 2004

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,686	$6,285
Marketable securities	3,685	887
Trade accounts receivable, net of allowances of $2,492 and $3,673, respectively	40,922	39,352
Officer note receivable	—	510
List brokerage trade accounts receivable	12,844	16,635
Prepaid expenses	4,985	4,515
Income taxes receivable	1,046	—
Deferred marketing costs	5,457	1,746

Total current assets	71,625	69,930

Property and equipment, net	40,984	45,756
Intangible assets, net	247,609	273,246
Other assets	6,128	4,454

	$366,346	$393,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$17,280	$26,312
Accounts payable	16,212	13,303
List brokerage trade accounts payable	9,516	12,745
Accrued payroll expenses	17,793	11,410
Accrued expenses	824	1,827
Income taxes payable	—	3,287
Deferred income taxes	3,241	515
Deferred revenue	19,824	13,821

Total current liabilities	84,690	83,220

Long-term debt, net of current portion	122,485	164,116
Deferred income taxes	8,553	21,722
Deferred revenue	3,000	6,000
Other liabilities	1,397	—
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 52,808,835 shares issued and 52,271,323 shares outstanding at December 31, 2003 and 51,869,816 shares issued and 51,111,014 outstanding at December 31, 2002	132	130
Paid-in capital	99,447	92,205
Retained earnings	51,932	32,237
Treasury stock, at cost, 537,512 shares held at December 31, 2003 and 758,802 shares held at December 31, 2002	(3,247)	(4,538)
Notes receivable from officers	(325)	(834)
Accumulated other comprehensive loss	(1,718)	(872)

Total stockholders’ equity	146,221	118,328

	$366,346	$393,386

See accompanying notes to consolidated financial statements.

infoUSA INC. SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended

	December 31,	December 31,	December 31,
	2003	2002	2001

	(In thousands, except per share amounts)
Net sales	$311,345	$302,516	$288,738
Costs and expenses:
Database and production costs	87,074	84,710	80,880
Selling, general and administrative (excluding non-cash stock compensation expense of $219, $52 and $448 for years ended December 31, 2003, 2002 and 2001, respectively)	144,068	131,985	112,402
Depreciation and amortization	27,849	28,083	48,127
Acquisition costs	57	181	493
Non-cash stock compensation	219	52	448
Restructuring charges	1,861	2,531	4,899
Provision for litigation settlement	1,667	417	1,104

	262,795	247,959	248,353

Operating income	48,550	54,557	40,385
Other expense, net:
Investment income	1,149	179	953
Interest expense	(11,547)	(16,059)	(25,285)
Minority interest	—	—	282
Other charges	(6,385)	(5,528)	—

Other expense, net	(16,783)	(21,408)	(24,050)
Income before income taxes	31,767	33,149	16,335
Income tax expense	12,072	12,713	11,371

Net income	$19,695	$20,436	$4,964

Basic earnings per share:
Net income	$0.38	$0.40	$0.10

Weighted average shares outstanding	51,576	51,170	50,651

Diluted earnings per share:
Net income	$0.38	$0.40	$0.10

Weighted average shares outstanding	51,714	51,193	50,651

See accompanying notes to consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2003, 2002, and 2001

						Notes	Accumulated
					Unamortized	Receivable	Other	Total
	Common	Paid-In	Retained	Treasury	Stock	for Officer	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	Compensation	Stock	Income (Loss)	Equity

	(In thousands, except share amounts)
Balances, December 31, 2000	129	96,539	6,837	(7,271)	(4,543)	—	(721)	90,970

Comprehensive income:
Net income	—	—	4,964	—	—	—	—	4,964
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	—	(640)	(640)

Total comprehensive income	—	—	4,964	—	—	—	(640)	4,324

Issuance of 320,000 shares of common stock in connection with stock option exercises	1	1,279	—	—	—	(1,280)	—	—
Interest on notes receivable	—	—	—	—	—	(16)	—	(16)
Issuance of 40,161 shares of treasury stock for Company’s match of 401(k) plan contribution	—	(123)	—	243	—	—	—	120
Capital withdrawal by principal stockholder	—	(49)	—	—	—	—	—	(49)
Unamortized stock compensation	—	(4,095)	—	—	4,543	—	—	448

Balances, December 31, 2001	130	93,551	11,801	(7,028)	—	(1,296)	(1,361)	95,797

Comprehensive income:
Net income	—	—	20,436	—	—	—	—	20,436
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	—	489	489

Total comprehensive income	—	—	20,436	—	—	—	489	20,925

Issuance of 15,553 shares of common stock in connection with stock option exercises	—	88	—	—	—	—	—	88
Interest on notes receivable	—	—	—	—	—	(47)	—	(47)
Repayments on notes receivable	—	—	—	—	—	509	—	509
Issuance of 200,289 shares of treasury stock for Company’s match of 401(k) plan contribution	—	(1,486)	—	2,490	—	—	—	1,004
Non-cash stock compensation expense	—	52	—	—	—	—	—	52

Balances, December 31, 2002	130	92,205	32,237	(4,538)	—	(834)	(872)	118,328

Comprehensive income:
Net income	—	—	19,695	—	—	—	—	19,695
Accumulated benefit obligation, net of tax	—	—	—	—	—	—	(866)	(866)
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	—	20	20

Total comprehensive income	—	—	19,695	—	—	—	(846)	18,849

Issuance of 939,019 shares of common stock in connection with stock option exercises	2	5,956	—	—	—	—	—	5,958
Interest on notes receivable	—	—	—	—	—	(9)	—	(9)
Tax benefit from employee stock options	—	985	—	—	—	—	—	985
Repayments on notes receivable	—	—	—	—	—	518	—	518
Issuance of 221,290 shares of treasury stock for Company’s match of 401(k) plan contribution	—	82	—	1,291	—	—	—	1,373
Non-cash stock compensation expense	—	219	—	—	—	—	—	219

Balances, December 31, 2003	$132	$99,447	$51,932	$(3,247)	$—	$(325)	$(1,718)	$146,221

See accompanying notes to consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended

	December 31,	December 31,	December 31,
	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income	$19,695	$20,436	$4,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,849	28,083	48,127
Amortization of deferred financing fees	549	776	1,494
Deferred income taxes	3,057	(1,234)	(5,644)
Non-cash stock option compensation expense	219	52	448
Non-cash 401(k) contribution in common stock	1,373	1,004	120
Tax benefit related to employee stock options	985	—	—
Minority interest in loss of consolidated subsidiary	—	—	(282)
Impairment of other assets	—	—	—
Loss on interest rate swap agreement	—	1,204	—
(Gain) loss on sale of assets	(783)	1,124	—
Non-cash other charges	2,433	2,027	—
Non-cash withdrawal by principal shareholder	—	—	(49)
Non-cash interest earned on notes from officers	(9)	(47)	(16)
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	2,190	6,079	15,368
List brokerage trade accounts receivable	3,791	3,981	(3,493)
Prepaid expenses and other assets	(802)	2,819	198
Deferred marketing costs	(3,711)	312	411
Accounts payable	930	3,618	(4,221)
List brokerage trade accounts payable	(3,229)	(4,167)	1,050
Income taxes receivable and payable, net	(5,089)	(743)	8,297
Accrued expenses and deferred revenue	7,116	(12,122)	(12,223)

Net cash provided by operating activities	56,564	53,202	54,549

Cash flows from investing activities:
Purchases of marketable securities	(3,350)	—	(1,000)
Proceeds on sale of marketable securities	747	—	—
Purchase of other investments	—	(76)	(32)
Purchases of property and equipment	(5,482)	(2,867)	(5,876)
Acquisitions of businesses and minority interests, net of cash acquired	(5,763)	(9,793)	(22,738)
Software development costs	(1,143)	(2,013)	(2,382)

Net cash used in investing activities	(14,991)	(14,749)	(32,028)

Cash flows from financing activities:
Repayments of long-term debt	(150,784)	(36,107)	(41,931)
Proceeds from long-term debt	100,000	—	2,437
Deferred financing costs	(864)	(1,040)	(338)
Proceeds from exercise of stock options and collection of notes	6,476	597	—

Net cash provided by (used in) financing activities	(45,172)	(36,550)	(39,832)

Net increase (decrease) in cash and cash equivalents	(3,599)	1,903	(17,311)
Cash and cash equivalents, beginning of year	6,285	4,382	21,693

Cash and cash equivalents, end of year	$2,686	$6,285	$4,382

Supplemental cash flow information:
Interest paid	$11,263	$15,685	$24,588

Income taxes paid	$12,203	$16,297	$8,230

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

      Trade Accounts Receivable. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and national economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

      Marketable Securities. Marketable securities have been classified as available-for-sale and are therefore carried at fair value, which are estimated based on quoted market prices. Unrealized gains and losses, net of related tax effects, are reported as other comprehensive income (loss) within the statement of stockholders’ equity until realized. Realized gains and losses are determined by the specific identification method. For investments in common stock where the Company has a 20 percent or less ownership interest and does not have the ability to exercise significant influence over the investee’s operating and financial policies, the cost method is used to account for the investment.

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

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      List brokerage trade accounts receivable and trade accounts payable. For all list brokerage services, the Company serves as a broker between unrelated parties who wish to purchase a certain list and unrelated parties who have the desired list for sale. Accordingly, the Company recognizes trade accounts receivable and trade accounts payable, reflecting a “gross-up” of the two concurrent transactions. The transactions are not structured to provide for the right of offset. List brokerage sales revenues are recognized net of costs on the accompanying consolidated statement of operations.

      Advertising Costs. Direct marketing costs associated with the mailing and printing of brochures and catalogs are capitalized and amortized over six months, the period corresponding to the estimated revenue stream of the individual advertising activities. All other advertising costs are expensed as the advertising takes place. Total unamortized marketing costs at December 31, 2003 and 2002, was $5.5 million and $1.7 million, respectively. Total advertising expense for the years ended December 31, 2003, 2002, and 2001 was $25.3 million, $15.1 million, and $12.2 million, respectively.

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

      Goodwill resulting from acquisitions of businesses and minority interests after June 30, 2001, are not subject to amortization in accordance with the requirements of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. During the fourth quarter of 2003, the Company completed a discounted cash flow valuation analysis for six reporting units according to the guidance provided by FSAB 142.

      Software Capitalization. Until technological feasibility is established, software development costs are expensed as incurred. After that time, direct costs are capitalized and amortized using the straight-line method, over one year to five years. Unamortized software costs included in intangible assets at December 31, 2003 and 2002, were $2.1 million and $3.8 million, respectively. Amortization of capitalized costs during the

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2003, 2002 and 2001, totaled approximately $2.6 million, $4.0 million, and $7.0 million, respectively.

      Database Development Costs. Costs to maintain and enhance the Company’s existing business and consumer databases are expensed as incurred. Costs to develop new databases, which primarily represent direct external costs, are capitalized with amortization beginning upon successful completion of the compilation project. Database development costs are amortized straight-line over the expected lives of the databases generally ranging from one to five years. Unamortized database development costs were $149 thousand at December 31, 2003. There were no unamortized database development costs at December 31, 2002. Amortization of capitalized costs during the years ended December 31, 2003, and 2002 totaled approximately $0 thousand, and $10 thousand, respectively.

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

      Revenue Recognition. The Company’s revenue is primarily generated from the sale of its products and services and the licensing of its data to third parties. Revenue from sales lead and directory products is recognized when the product is shipped. Revenue for consumer products sold through retail distribution channels is recognized when sold by the merchant. Revenue from database and data processing services is recognized on a time and materials basis as services are rendered. Revenue from data licensing arrangements sold with updates is recognized on a straight-line basis over the license term.

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

      Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS No. 123 also allows entities, as the Company has elected, to continue to use an intrinsic value method of measuring compensation expense and provide pro forma net income disclosure as if the fair-value method defined in SFAS No. 123 had been applied. Had the Company determined

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been:

	For the Years Ended

	December 31,	December 31,	December 31,
	2003	2002	2001

	(In thousands, except per share amounts)
Net income — as reported	$19,695	$20,436	$4,964
Stock based compensation expense determined under fair value based method, net of tax	(2,193)	(1,178)	(2,288)
Stock based compensation expense previously recognized under APB No. 25, net of tax	—	—	221

Net income — pro forma	$17,502	$19,258	$2,897

Basic earnings per share — as reported	0.38	0.40	0.10
Basic earnings per share — pro forma	0.34	0.38	0.06
Diluted earnings per share — as reported	0.38	0.40	0.10
Diluted earnings per share — pro forma	0.34	0.38	0.06

      The above pro forma results are not likely to be representative of the effects on reported net income for future years since options vest over several years.

      The fair value of the weighted average of each year’s option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003, 2002 and 2001: expected volatility of 78.88% (2003), 11.94% (2002) and 12.34% (2001); risk free interest rate based on the U.S. Treasury strip yield at the date of grant; and expected lives of 4 to 6 years.

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

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Earnings Per Share. Basic earnings per share are based on the weighted average number of common shares outstanding, including contingently issuable shares. Diluted earnings per share are based on the weighted number of common shares outstanding, including contingently issuable shares, plus dilutive potential common shares outstanding (representing outstanding stock options).

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

	For the Years Ended

	December 31,	December 31,	December 31,
	2003	2002	2001

	(In thousands)
Weighted average number of shares outstanding used in basic EPS	51,576	51,170	50,651
Net additional common equivalent shares outstanding after assumed exercise of stock options	138	23	—

Weighted average number of shares outstanding used in diluted EPS	51,714	51,193	50,651

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

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of this statement are effective for financial instruments entered into of modified after May 31, 2003. As of December 31, 2003, management believes that SFAS No. 150 has no significant effect on the financial position, results of operations, and cash flows of the Company.

      In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As of December 31, 2003, management believes that SFAS No. 149 does not have a significant effect on the financial position, results of operations, and cash flows of the Company.

      In December 2003, the FASB issued FASB interpretation No. 46 (Revised), Consolidation of Variable Interest Entities. FIN No. 46(R) address consolidation by business enterprises of certain variable interest entities. Under the guidance of FIN 46(R), entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 31, 2004. The Company does not currently have any variable interest entities; therefore FIN No. 46(R) will not have a material impact on the financial position, results of operations, and cash flows of the Company.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of SFAS No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also specifies the requirements for liability recognition (at fair value) for obligations undertaken in issuing the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002, (December 31, 2002 financial statements for calendar year companies). The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002. Interpretation No. 45 did not have a material impact on the Company’s consolidated financial statements.

      In June 2002, the FASB released SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting and reporting for costs associated with exit or disposal activities, and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity.” SFAS No. 146 addresses involuntary one-time employee termination benefits, cost to terminate a contract that is not a capital lease, and other associated exit costs. Existing accounting guidelines require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 will prohibit companies from recognizing an exit or disposal liability that cannot be measured at fair value. The Company has applied the provisions of SFAS No. 146 for liability recognition for severance liability recognition and disposal activities that have been initiated after December 31, 2002.

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

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

      During 2003, 2002 and 2001, the Company completed several acquisitions of businesses. Each acquisition was accounted for using the purchase method of accounting. Capitalized purchase of the acquisitions included direct costs of acquisition of $0.7 million, $1.4 million and $0.3 million in 2003, 2002 and 2001, respectively, in addition to amounts described below. The results of each acquired business has been included in the Company’s consolidated financial statements since the date of acquisition.

      In September 2003, the Company purchased the assets of LTWC Corporation (“Markado”), a provider of email marketing services. Total consideration for the acquisition was cash of $1.0 million. The purchase price for the acquisition has been preliminarily allocated to current assets of $0.3 million, property and equipment of $0.1 million and goodwill of $0.6 million.

      In March 2003, the Company acquired all issued and outstanding common stock of Yesmail, Inc., a provider of email acquisition and retention services. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Yesmail, Inc. have been included in the Company’s financial statements since the date of acquisition. Total consideration for the acquisition was cash of $5.0 million. The purchase price for the acquisition had been preliminarily allocated to current assets of $3.1 million, property and equipment of $1.4 million, current liabilities of $3.7 million and goodwill of $4.2 million. The transaction is subject to purchase price adjustment represented by an adjustment for finalized working capital and a two-year escrow for other contingent items specified within the merger agreement. During 2003, the Company recorded an adjustment for finalized working capital resulting in an increase to current assets of $1.0 million and an increase to current liabilities of $0.1 million. Intangibles recorded as part of the purchase as of December 31, 2003 total $3.3 million.

      In December 2002, the Company acquired all issued and outstanding stock of ClickAction Inc., a provider of email marketing automation solutions. Total consideration for the acquisition included cash of $4.1 million. The purchase price for the acquisition was allocated to current assets of $3.1 million (including cash acquired of $1.5 million), property and equipment of $1.0 million, other assets of $1.4 million, current liabilities of $1.8 million, long-term liabilities of $0.1 million and goodwill of $0.5 million.

      In September 2002, the Company acquired certain assets and assumed certain liabilities of City Publishing Company, Inc., a business directory provider. Total consideration for the acquisition included cash of $1.6 million. The purchase price for the acquisition was allocated to current assets of $0.4 million, property and equipment of $20 thousand, current liabilities of $0.6 million and goodwill of $1.8 million.

      In June 2002, the Company acquired certain assets and assumed certain liabilities of Hill-Donnelly Inc., a business directory provider. Total consideration for the acquisition included cash of $1.8 million. The purchase price for the acquisition was allocated to current assets of $0.3 million, property and equipment of $0.2 million, current liabilities of $0.1 million and goodwill of $1.4 million.

      In April 2002, the Company acquired certain assets and assumed certain liabilities of Key Contacts, Inc., a Canadian database list business. Total consideration for the acquisition was cash of $194 thousand. The purchase price for the acquisition was allocated to property and equipment of $5 thousand, current liabilities of $34 thousand and goodwill of $223 thousand.

      In March 2002, the Company acquired the e-mail list business of DoubleClick, Inc. through an acquisition of assets and the assumption of certain liabilities. Total consideration for the acquisition was cash of $2.0 million. The purchase price for the acquisition was allocated to current assets of $3.7 million, current liabilities of $2.0 million and goodwill of $0.3 million.

      In January 2002, the Company acquired all issued and outstanding common stock of Database Concepts, Inc., a Canadian database development business. Total consideration for the acquisition was cash of

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$224 thousand. The purchase price for the acquisition was allocated to current assets of $44 thousand, property and equipment of $8 thousand, current liabilities of $160 thousand and goodwill of $332 thousand.

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

      Operating results for each of these acquisitions are included in the accompanying consolidated statements of operations from the respective acquisition dates. Assuming the above-described companies had been acquired on January 1, 2002, included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income (loss) and net income (loss) per share would have been as follows:

	For the Years Ended

	December 31,	December 31,
	2003	2002

	(In thousands, except per
	share amounts)
	(Unaudited)
Net sales	$315,187	$339,236
Net income (loss)	$17,786	$838
Basic earnings (loss) per share	$0.34	$0.02
Diluted earnings (loss) per share	$0.34	$0.02

      The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results which may occur in the future. Pro forma net income includes adjustments for amortization of intangible assets and income taxes.

4.	Marketable Securities

      At December 31, 2003, marketable securities available for-sale consists of common stock and mutual funds, which the Company records at fair market value. Any unrealized holding gains or losses are excluded from net income and reported as a component of comprehensive income. For the year ended December 31, 2003, there were proceeds of $747 thousand and a realized gain of $163 thousand. For the years ended December 31, 2002 and 2001, there were no proceeds or realized gains from the sale of marketable securities.

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income (Loss)

      The components of accumulated other comprehensive income (loss) were as follows:

	For the Years Ended

	December 31,	December 31,	December 31,
	2003	2002	2001

	(In thousands)
Other comprehensive income (loss):
Unrealized gain (loss) from investments:
Unrealized gains (losses)	$(291)	$(329)	$(268)
Related tax expense	111	125	102

Net	(180)	(204)	(166)

Unrealized gain (loss) pension plan:
Unrealized gains (losses)	$(1,397)	—	—
Related tax expense	531	—	—

Net	(866)	—	—

Interest rate swap agreement:
Gains (losses)	—	—	(850)
Related tax expense	—	—	323

Net	—	—	(527)

Foreign currency translation adjustments	(672)	(668)	(668)

Accumulated other comprehensive income (loss)	$(1,718)	$(872)	$(1,361)

6.	Property and Equipment

	December 31,	December 31,
	2003	2002

	(In thousands)
Land and improvements	$3,955	$3,225
Buildings and improvements	33,008	31,037
Furniture and equipment	69,855	65,519
Capitalized equipment leases	15,502	16,046

	122,320	115,827
Less accumulated depreciation and amortization:
Owned property	74,471	61,732
Capitalized equipment leases	6,865	8,339

Property and equipment, net	$40,984	$45,756

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Intangible Assets

      Intangible assets consist of the following:

	December 31,	December 31,
	2003	2002

	(In thousands)
Goodwill	$261,398	$269,452
Noncompete agreements	13,534	13,534
Core technology	4,800	4,800
Customer base	8,372	8,372
Trade names	15,815	15,802
Purchased data processing software	73,478	73,478
Acquired database costs	19,000	19,000
Perpetual software license agreement	2,933	8,000
Software development costs	2,128	3,826
Database costs	149	—
Deferred financing costs	8,216	9,080

	409,823	425,344
Less accumulated amortization	162,214	152,098

	$247,609	$273,246

      During 2003, the Company finalized the purchase price allocation for several acquisitions that resulted in a reduction of goodwill and deferred tax liabilities of approximately $13.5 million. The remaining change in goodwill was a result of acquisitions in 2003 which increased goodwill by approximately $5.5 million.

      Beginning January 1, 2002, the Company adopted the provisions of SFAS 142. As a result, goodwill is no longer amortized but is tested for impairment in the fourth quarter every year or more often if an event or circumstance indicates that an impairment loss has been incurred, by comparing each reporting unit’s implied fair value to its carrying value. Prior to adoption of SFAS 142, amortization expense for goodwill of $16.5 million, net of tax benefit of $1.5 million, was recorded during 2001 that was not recorded during 2002 or 2003.

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assuming the provisions of SFAS 142 had been implemented as of January 1, 2001, adjusted net income and earnings per share would have been:

	For the Years Ended,

	December 31,	December 31,	December 31,
	2003	2002	2001

Reported net income	$19,695	$20,436	$4,964
Goodwill amortization, net of tax	—	—	15,054

Adjusted net income	$19,695	$20,436	$20,018

Reported income from continuing operations	$0.38	$0.43	$0.10
Goodwill amortization, net of tax	—	—	0.30

Adjusted income from continuing operations	$0.38	$0.43	$0.40

Reported net income per share	$0.38	$0.40	$0.10
Goodwill amortization, net of tax	—	—	0.30

Adjusted net income per share	$0.38	$0.40	$0.40

      Future amounts by calendar year for amortization of intangibles as of December 31, 2003 are as follows (in thousands):

2004	$12,653
2005	12,040
2006	7,459
2007	2,160
2008	1,019

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Financing Arrangements

      Long-term debt consists of the following:

	December 31,	December 31,
	2003	2002

	(In thousands)
9 1/2% Senior Subordinated Notes	$30,020	$97,000
Senior Secured Credit Facilities — Term A Loan	—	34,250
Senior Secured Credit Facilities — Term B Loan	—	40,750
Senior Secured Credit Facilities — Term Loan	88,750	—
Senior Secured Credit Facilities — Revolving Credit Facility	9,000	—
Mortgage note, collateralized by deed of trust. Note bears a variable interest rate of Libor plus 2.75%. Principal is due October 2006. Interest is payable monthly	6,860	7,516
Mortgage note, collateralized by deed of trust. Note bears a variable interest rate of Libor plus 2.50%. Principal is due August 2006. Interest is payable monthly	2,033	2,201
Uncollateralized note payable for purchase of infoUSA.com minority interest. Note bears a fixed interest rate of 6.0%. Principal due August 2003. Interest is payable monthly	—	6,000
Collateralized note payable for equipment. Note bears a variable interest rate of Libor plus 2.25%. Principal is due October 2005. Interest is payable monthly	1,338	2,128
Collateralized note payable for equipment. Note bears a fixed interest rate of 4.50%. Principal is due April 2006. Interest is payable monthly	326	—
Collateralized note payable for equipment. Note bears a fixed interest rate of 4.30%. Principal is due June 2006. Interest is payable monthly	255	—
Uncollateralized note payable for leasehold improvements. Note bears a fixed interest rate of 5.0%. Principal due September 2003. Interest is payable quarterly	—	75
Capital lease obligations (See Note 15)	1,183	508

	139,765	190,428
Less current portion	17,280	26,312

Long-term debt	$122,485	$164,116

      Future maturities by calendar year of long-term debt as of December 31, 2003 are as follows (in thousands):

2004	$17,280
2005	28,025
2006	29,440
2007	35,000
2008	30,020
Thereafter	—

Total	$139,765

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 27, 2003 the Company amended and restated the Senior Secured Credit Facility administered by Bank of America, N.A. The total credit available was increased from $110 million to $145 million. The existing term loans A and B were combined into a single term loan of $100 million maturing April 30, 2007. In addition, the revolving credit facility of $18 million was increased to $45 million and is due May 27, 2006, reducing to $40 million on April 1, 2004 and reducing to $35 million on April 1, 2005. During 2003, the Company expensed $0.8 million in non-amortized costs associated with retirement of the previous facility and $0.8 million in bank fees associated with the new facility, which are classified as other charges in the statement of operations.

      The Senior Secured Credit Facility provides for grid-based interest pricing based upon the Company’s consolidated leverage ratio and ranges from base rate + 1.00% to 2.00% for base rate loans and from LIBOR + 2.00% to 3.00% for LIBOR loans for use of the revolving credit facility. The term loan interest rate is base rate + 3.00% or LIBOR + 4.00%. Substantially all of the assets of the Company are pledged as security under the terms of the credit facility. At December 31, 2003, the term loan had a balance of $88.8 million with an interest rate of 5.14% and $36.0 million was available under the revolving credit facility. Additionally, the Company is required to pay a commitment fee of between 0.35% and 0.50%, dependent on the consolidated leverage ratio, on the average unused amount of the revolving credit facility.

      During 2002, the Company wrote-off deferred financing costs of $2.9 million in connection with the refinancing of its Senior Secured Credit Facility. Additionally, the refinancing resulted in a loss of $1.2 million for the reclassification of interest rate swap agreement from Other Comprehensive Income (Loss) included in the Company’s consolidated balance sheet.

      During 2003, the Company purchased $67 million of its 9 1/2% Senior Subordinated Notes of which $11.5 million of the notes were held by the Company’s Chief Executive Officer. All purchases of 9 1/2% Senior Subordinated Notes occurred at the same price and under the same terms. As part of these purchases, the Company recorded charges of $1.6 million for related net non-amortized debt issue costs and $3.1 million for amounts paid in excess of carrying value of the debt. The remaining outstanding notes are redeemable, in whole or in part, at the option of the Company, on or after June 15, 2003, at designated redemption prices outlined in the Indenture governing the Notes, plus any accrued interest to the date of redemption. In the event of a change in control, each holder of Notes will have the right to require the Company to repurchase such holder’s Notes at a price equal to 101% of the principal amount thereof, plus any accrued interest to the repurchase date.

      The Company is subject to certain financial covenants in the Credit Facility and for the Notes, including minimum consolidated interest coverage ratio, maximum consolidated leverage ratio and minimum consolidated EBITDA. Management believes the Company is in compliance with or has obtained waivers for all restrictive covenants of the Company’s various debt facilities.

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

      The provision for income taxes consists of the following:

	For the Years Ended

	December 31,	December 31,	December 31,
	2003	2002	2001

	(In thousands)
Current:
Federal	$20,244	$15,390	$10,441
State	1,754	1,385	900

	21,998	16,775	11,341

Deferred:
Federal	(9,143)	(3,694)	28
State	(783)	(368)	2

	(9,926)	(4,062)	30

	$12,072	$12,713	$11,371

      The effective income tax rate for continuing operations varied from the Federal statutory rate as follows:

	For the Years Ended

	December 31,	December 31,	December 31,
	2003	2002	2001

	(In thousands)
Expected Federal income taxes at statutory rate of 35%	$11,118	$11,602	$5,724
State taxes, net of Federal effects	631	661	586
Amortization of nondeductible intangibles	—	—	4,577
Other	323	450	484

	$12,072	$12,713	$11,371

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred tax assets (liabilities) were as follows:

	December 31,	December 31,
	2003	2002

	(In thousands)
Deferred tax assets:
Unrealized losses	$111	$125
Other than temporary decline	—	427
Pension plan obligation	531	—
Accounts receivable	828	1,130
Accrued vacation	1,293	1,192
Depreciation	326	440
Net operating losses	1,304	1,371

	4,393	4,685

Deferred tax liabilities:
Intangible assets	(11,816)	(23,869)
Deferred marketing costs	(2,074)	(663)
Prepaid expenses and other assets	(2,297)	(2,390)

	(16,187)	(26,922)

Net deferred tax liabilities	$(11,794)	$(22,237)

      The Company had no valuation allowance at December 31, 2003 or 2002. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities, and tax planning strategies in making this assessment.

      The Company had net operating loss carryforwards (NOL’s) for tax purposes of $3.4 million at December 31, 2003 that will begin to expire in 2017. All of the NOL’s are attributable to the pre-acquisition periods of acquired subsidiaries. The utilization of these NOL’s may be limited pursuant to Section 382 of the Internal Revenue Code as a result of these prior ownership changes.

10.	Stock Option Plans

      As of December 31, 2003, 4.8 million options to purchase the Company’s Common Stock were issued and outstanding, 2.4 million exercisable to officers, key employees and non-employee directors under the Company’s Stock Option Plan. Options are generally granted at the stock’s fair market value on the date of grant, vest generally over a four or five year period and expire five or six years, respectively, from date of grant. Options issued to shareholders holding 10% or more of the Company’s stock have generally been issued at 110% of the stock’s fair market value on the date of grant and vest over periods ranging from five to six years with early vesting if certain financial goals are met. Certain options issued to directors at the stock’s fair market value vested immediately and expire five years from grant date. On January 20, 2004, the company announced the implementation of a management stock purchase plan and that it would discontinue granting stock options, effective immediately.

      The Company’s former subsidiary, infoUSA.com, sponsored an Equity Incentive Plan in which shares of common stock were reserved for issuance to officers, directors, employees and consultants of the subsidiary.

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No options were granted during 2001. The Company recorded a non-cash charge of $0.4 million during 2001, related to the issuance of stock options and warrants of infoUSA.com common stock prior to 2001 at exercise prices that were less than the estimated fair value of the former subsidiary’s stock. Options to purchase common stock of the infoUSA.com subsidiary were effectively retired with the Company’s acquisition of the minority interest during 2001. The Company reduced additional paid-in-capital and unamortized stock compensation by $4.2 million in connection with this transaction.

      In October 2001, the Company implemented a stock option program for certain executive employees whereby fully vested options to purchase 320,000 shares of common stock were issued at fair value on the grant date. The options were immediately exercised by the employees and, in lieu of cash for the exercise price, the Company accepted full recourse notes receivable of $1.2 million from the employees for the exercise price. The notes receivable bear interest at an annual rate of 5%. The grant of stock options has been accounted for using fixed plan accounting under APB 25 because, in management’s view, the interest rates on the notes are at market rates, the employees have sufficient personal assets to back the notes and the Company has the intent to exercise its recourse rights against the employee’s personal assets in the event of a default. At December 31, 2003, the notes receivable had a balance of $325 thousand and is in the equity section of the consolidated balance sheet.

      During 2002, the Company granted non-qualified stock options to a non-employee consultant of the Company in connection with a consulting agreement executed by the Company. The options vest evenly over four years and have a five-year life. The fair value of the option was estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions: no dividend yield for any year, expected volatility of 78.88%, risk free interest rate of 3.12% and an expected life of 5 years. During 2003 and 2002, the Company recorded non-cash charges of $219 thousand and $52 thousand, respectively, related to stock options granted to the consultant. The consulting agreement also commits the Company to make cash payments of $775 thousand and $200 thousand in 2004 and 2005, respectively, to the consultant for services rendered. Expense recorded for the cash consulting fees was $667 thousand and $450 thousand for 2003 and 2002, respectively.

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following information relates to options to purchase the Company’s common stock:

	December 31, 2003		December 31, 2002		December 31, 2001
	Weighted Average		Weighted Average		Weighted Average
	Exercise		Exercise		Exercise

	Shares	Price	Shares	Price	Shares	Price

Outstanding beginning of period	5,560,384	$8.08	6,547,402	$8.54	7,129,381	$8.66
Granted	1,405,000	7.38	1,300,000	9.82	2,268,000	7.38
Exercised	(939,019)	6.35	(15,553)	5.75	(320,000)	4.00
Forfeited/expired	(1,236,280)	8.99	(2,271,465)	10.17	(2,529,979)	8.41

Outstanding end of period	4,790,085	$7.98	5,560,384	$8.08	6,547,402	$8.54

Options exercisable at end of period	2,355,230	$7.80	3,014,616	$7.65	3,748,173	$9.13

Shares available for options that may be granted	621,970		901,753		4,306,948

Weighted-average grant date fair value of options, granted during the period — exercise price equals stock price at grant		$4.79		$6.49		$2.27

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$4.28 to $5.70	64,757	4.0 years	$5.03	63,589	$5.03
$5.70 to $7.13	1,642,984	1.9 years	6.52	1,114,103	6.58
$7.13 to $8.55	2,258,803	3.4 years	8.32	796,294	8.45
$9.98 to $11.40	763,541	3.3 years	10.00	322,496	10.00
$11.40 to $12.83	10,000	1.0 years	12.63	9,791	12.63
$12.83 to $14.25	50,000	1.0 years	13.13	48,957	13.13

$4.28 to $14.25	4,790,085	2.8 years	$7.98	2,355,230	$7.80

11.	Savings Plan

      Employees who meet certain eligibility requirements can participate in the Company’s 401(k) Savings and Investment Plan. Under the Plan, the Company may, at its discretion, match a percentage of the employee contributions. The Company recorded administration expenses for matching contributions totaling $1.6 million, $1.6 million and $1.8 million in the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company can make matching contributions to its 401(k) Plan using treasury stock or in cash. Contribution expense is measured as the fair value of the Company’s common stock on the date of the grant. During 2003, the Company contributed 221,291 shares at a recorded value of $1.4 million. During 2002, the

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company contributed 200,289 shares at a recorded value of $1.0 million. During 2001, the Company contributed 40,161 shares at a recorded value of $120 thousand.

12.	Related Party Transactions

      During 2003, the Company purchased the rights to a skybox at the University of Nebraska — Lincoln football stadium for $617 thousand from Annapurna Corporation, which is 100% owned by Mr. Gupta, the Company’s Chief Executive Officer. The cost covers the remaining 21 years of the lease and has been recorded in other assets on the accompanying consolidated balance sheet. Expense recognized for 2003 was $17 thousand. The Company also purchased $11.5 million of its 9 1/2% Senior Subordinated Notes from Mr. Gupta at the same terms and prices offered to unrelated parties.

      Mr. Gupta was eligible for a cash bonus in 2002 based on Company performance. The criteria for Mr. Gupta’s bonus specified that he would receive 10% of the Company’s adjusted EBITDA in excess of $80 million. In January 2002, the Company paid an advance of $1.5 million to Mr. Gupta (based on the Company’s 2001 performance) to be off set against any 2002 bonus payable to Mr. Gupta pursuant to his bonus program. The advance was to be applied to part of or his entire 2002 bonus or repaid by Mr. Gupta by January 2004. In May 2002, Mr. Gupta repaid $0.6 million of the original advance, leaving an advance balance of $0.9 million. Mr. Gupta’s 2002 bonus was determined to be $0.4 million. The remaining balance of $0.5 million was awarded as bonus for 2003 and salary for 2004, resulting in the note receivable being paid in full. Mr. Gupta will not be entitled to any bonus in 2004.

      Annapurna Corporation has fractional ownership in certain aircraft with NetJets. Annapurna Corporation bills the Company when the Company’s employees and officers use the aircraft. The Company paid a total of $2.2 million, $2.2 million and $2.1 million in 2003, 2002 and 2001, respectively, to Annapurna Corporation for usage of the aircraft and other travel expenses. The Company capitalized acquisition costs related to these payments of $0.7 million, $0.6 million and $49 thousand 2003, 2002 and 2001, respectively. The charges by Annapurna Corporation to the Company are comparable or less than charged by other services such as Marquis, and without any commitment by the Company.

      During 2003, the Company paid $182 thousand of discretionary bonus and expense reimbursement to Alborz Corporation which is 100% owned by Fred Vakili, the Company’s Executive Vice President of Administration and Chief Administrative Officer.

      During 2002, the Company paid Everest Asset Management $415 thousand for acquisition-related expenses on certain acquisition transactions. Everest Asset Management is 100% owned by Mr. Gupta.

      The Company paid Everest Investment Management $120 thousand in 2001 for rented office space in a building adjacent to the Company’s facility. Everest Investment Management is 40% owned by Mr. Gupta. During 2001, the Company acquired a building adjacent to the Company’s facility by assuming a mortgage from Everest Investment Management. The purchase price for the building was $2.8 million.

      Mr. Gupta paid for Company expenses totaling $129 thousand in 2001 related to entertainment and investment management services.

      During 2001, the Company invested $1 million in the Everest3 Fund, a blend of three index funds (S&P 500, Dow Jones and NASDAQ 100). Everest Funds Management LLC manages the fund. Mr. Gupta, who is the Chairman and Chief Executive Officer of the Company, owns 100% of the voting stock in Everest Funds Management LLC.

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Supplemental Cash Flow Information

      The Company made certain acquisitions during 2003, 2002 and 2001 (See Note 3) and assumed liabilities as follows:

	2003	2002	2001

	(In thousands)
Fair value of assets	$9,885	$13,509	$30,894
Cash paid	(5,072)	(9,793)	(22,738)

Liabilities assumed	$4,813	$3,716	$8,156

      The Company acquired property and equipment under capital lease obligations or financing arrangements totaling $1.8 million, $738 thousand and $512 thousand, in the years ended December 31, 2003, 2002 and 2001, respectively.

14.	Fair Value of Financial Instruments

      The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

      The carrying amounts shown in the following table are included in the consolidated balance sheets under the indicated captions.

	December 31, 2003		December 31, 2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$2,686	$2,686	$6,285	$6,285
Marketable securities	3,685	3,685	887	887
Other assets — nonmarketable investment securities	2,494	2,494	3,000	3,000
Financial liabilities:
Long-term debt	139,765	141,190	190,428	191,482

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

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Commitments and Contingencies

      Under the terms of its capital lease agreements, the Company is required to pay ownership costs, including taxes, licenses and maintenance. The Company also leases office space under operating leases expiring at various dates through 2011. Certain of these leases contain renewal options. Rent expense on operating lease agreements was $6.6 million, $5.9 million, and $5.2 million in the years ended December 31, 2003, 2002 and 2001, respectively.

      Following is a schedule of the future minimum lease payments as of December 31, 2003:

	Capital	Operating

	(In thousands)
2004	$501	$6,238
2005	401	5,107
2006	353	3,747
2007	—	3,297
2008	—	2,477
Thereafter	—	2,115

Total future minimum lease payments	1,255	$22,981

Less amounts representing interest	(72)

Present value of net minimum lease payments	$1,183

      The Company and its subsidiaries are involved in other legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company’s financial position, results of operations, or cash flows.

16.	Acquisition Costs, Litigation Settlement Charges, Asset Impairment and Restructuring Charges

      On May 14, 2002, a principal of one of the acquisitions made by the Company in 1996 was awarded $1.7 million by an arbitrator for settlement of a dispute regarding exercise of stock options issued by the Company. Although the Company appealed the arbitrator’s decision, the Company’s management, under advise from outside counsel, determined during 2003 that the Company was not likely to be successful in the appeal. Consequently, the Company recorded a litigation charge of $1.7 million.

      During 2002 and 2001, the Company settled legal issues totaling $0.4 million and $1.1 million, respectively, in connection with the settlement of various contractual disputes.

      Included within the accompanying consolidated statement of operations are the following: 1) $57 thousand in 2003 for various acquisitions expenses related to Yesmail and Markado 2) $0.2 million during 2002 related to the various acquisitions made, 3) $0.5 million during 2001 for the acquisition of Polk City Directories from Equifax, Inc. These costs are not direct costs of acquisition and therefore cannot be capitalized as part of the purchase price. Rather, these are general and administrative costs incurred in connection with the integration of these businesses.

      During 2003, the Company recorded restructuring charges for severance costs of $1.9 million for 140 employees terminated during the year. During 2002, the Company recorded restructuring charges for severance costs of $2.5 million for 230 employees terminated during the year. During 2001, the Company recorded the following restructuring charges: 1) $2.1 million severance costs for 265 employees terminated during 2001, and 2) estimated lease termination costs of $2.8 million associated with the infoUSA.com Foster City, California location. As of December 31, 2003, an outstanding accrual of $0.2 million was included in the accompanying consolidated balance sheet for severance costs remaining to be paid.

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes activity related to the restructuring charges recorded by the Company, including the liability accrual balances:

	Beginning	Amounts	Amounts	Ending
Fiscal Year	Accrual	Expensed	Paid	Accrual

	(In thousands)
2001	$5,598	$4,899	$10,418	$79
2002	$79	$2,531	$1,190	$1,420
2003	$1,420	$1,861	$3,034	$247

17.	Stock Combination and Stockholders Rights Plan

      The Company has a stockholder rights plans with respect to its common stock. The rights are not exercisable until ten days after a person or group announces the acquisition of 15% or more of the Company’s voting stock or announces a tender offer for 15% or more of the Company’s outstanding common stock. Each right entitles the holder to purchase common stock at one half the stock’s market value. The rights are redeemable at the Company’s option for $0.001 per Right at any time on or prior to public announcement that a person has acquired 15% or more of the Company’s voting stock. The rights are automatically attached to and trade with each share of common stock.

18.	Other Charges

      During 2003, the Company recorded other charges totaling $6.4 million. The Company purchased $67 million of its 9 1/2% Senior Subordinated Notes of which $11.5 million of the notes were held by the Company’s Chief Executive Officer. As part of these purchases, the Company recorded charges of $1.6 million for related net non-amortized debt issue costs and $3.1 million for amounts paid in excess of carrying value of the debt.

      On May 27, 2003 the Company amended and restated the Senior Secured Credit Facility administered by Bank of America, N.A. in order to take advantage of lower interest rates and make significant redemptions of the 9 1/2% Senior Subordinated Notes. The total credit available was increased from $110 million to $145 million. The existing term loans A and B were combined into a single term loan of $100 million maturing April 30, 2007. In addition, the revolving credit facility of $18 million was increased to $45 million and is due May 27, 2006, reducing to $40 million on April 1, 2004 and reducing to $35 million on April 1, 2005. The Company expensed $0.8 million in non-amortized costs associated with the issue of the previous facility and $0.8 million in bank fees associated with the new facility, which are classified as other charges in the statement of operations.

      During 2002, the Company recorded other charges totaling $5.5 million for: 1) a loss of $2.8 million for the net unamortized debt issue costs related to the Deutsche Bank credit facility, 2) a loss of $1.1 million for another-than-temporary decline in the value of a nonmarketable equity investment, 3) a loss of $1.2 million for the reclassification of an interest rate swap agreement due to the refinancing of the Company’s senior debt credit facility during the year, and 4) a loss related to the Company’s repurchase of $9.0 million of its 9 1/2% Senior Subordinated Notes. As part of the repurchases, the Company recorded a loss totaling $0.4 million for net unamortized debt issue costs related to the Senior Subordinated Notes and for amounts paid in excess of carrying value of the debt.

19.	Segment Information

      The Company currently manages existing operations utilizing financial information accumulated and reported for two business segments.

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The infoUSA group (formerly known as the small business segment) principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet.

      The Donnelley group (formerly known as the large business segment) principally engages in the selling of data processing services, licensed databases, database marketing solutions, e-mail marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services. The infoUSA group and Donnelley group reflect actual net sales, direct order production, and identifiable direct sales and marketing costs related to their operations. The remaining indirect costs are presented as a reconciling item in Corporate Activities.

      Corporate activities principally represent the information systems technology, database compilation, database verification, and administrative functions of the Company. Investment income (loss), interest expense, income taxes, amortization of intangibles, and depreciation expense are only recorded in corporate activities. The Company does not allocate these costs to the two business segments. The infoUSA group and Donnelley group segments reflect actual net sales, direct order production, and identifiable direct sales and marketing-related costs related to their operations. The Company records unusual or non-recurring items including acquisition-related and restructuring charges and provisions for litigation settlement in corporate activities to allow for the analysis of the sales business segments excluding such unusual or non-recurring charges.

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

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize certain segment information:

	For the Year Ended December 31, 2003

	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total

	(In thousands)
Net sales	$155,363	$155,982	$—	$311,345
Non-cash stock compensation	—	—	219	219
Restructuring charges	—	—	1,861	1,861
Provision for litigation settlement	—	—	1,667	1,667
Acquisition costs	—	—	57	57
Operating income (loss)	48,923	76,778	(77,151)	48,550
Investment income	—	—	1,149	1,149
Interest expense	—	—	(11,547)	(11,547)
Other charges	—	—	(6,385)	(6,385)
Income (loss) before income taxes and discontinued operations	48,923	76,778	(93,934)	31,767

	For the Year Ended December 31, 2002

	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total

	(In thousands)
Net sales	$155,455	$147,061	$—	$302,516
Non-cash stock compensation	—	—	52	52
Restructuring charges	—	—	2,531	2,531
Provision for litigation settlement	—	—	417	417
Acquisition costs	—	—	181	181
Operating income (loss)	60,154	76,920	(82,517)	54,557
Investment income	—	—	179	179
Interest expense	—	—	(16,059)	(16,059)
Other charges	—	—	(2,675)	(2,675)
Income (loss) before income taxes and discontinued operations	60,154	76,920	(101,072)	36,002

	For the Year Ended December 31, 2001

	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total

	(In thousands)
Net sales	$133,722	$155,016	$—	$288,738
Non-cash stock compensation	—	—	448	448
Acquisition costs	—	—	493	493
Restructuring charges	—	—	4,899	4,899
Provision for litigation settlement	—	—	1,104	1,104
Operating income (loss)	60,447	81,149	(101,211)	40,385
Investment income	—	—	953	953
Interest expense	—	—	(25,285)	(25,285)
Income (loss) before income taxes and discontinued operations	60,447	81,149	(125,261)	16,335

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsequent Event

      On February 2, 2004, the Company acquired Triplex Direct Marketing Corp., a provider of data processing services to nonprofit and catalog customers. The total purchase price was $7.6 million, of which, $6.1 million was payable in cash at closing and the remaining $1.5 million will be payable on February 2, 2005 if Triplex satisfies all its representations, warranties, covenants, and agreements.

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

The Stockholders and Board of Directors

infoUSA Inc.:

      Under date of January 15, 2004, except Note 20 which is as of February 2, 2004, we reported on the consolidated balance sheets of infoUSA Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 and Note 7 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” for all acquisitions subsequent to July 1, 2001 and SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.

/s/ KPMG LLP

KPMG LLP

Omaha, Nebraska

January 15, 2004

infoUSA INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts*	Deductions		Period

	(In thousands)
Allowance for doubtful accounts
receivable:					(A)
December 31, 2001	$2,191	$2,878	$—	$2,114		$2,955
December 31, 2002	$2,955	$3,843	$(488)	$3,336		$2,974
December 31, 2003	$2,974	$2,959	$231	$3,984		$2,180
Allowance for sales returns:					(B)
December 31, 2001	$2,533	$3,133	$—	$3,952		$1,714
December 31, 2002	$1,714	$1,782	$—	$2,797		$699
December 31, 2003	$699	$1,339	$—	$1,726		$312

*	Recorded as a result of acquisitions

(A)	Charge-offs during the period indicated

(B)	Returns processed during the period indicated

See accompanying independent auditors’ report.

EXHIBIT INDEX

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, is Incorporated herein by reference to exhibits filed with Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000.
3.2	—	Bylaws are incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992.
3.3	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22,1999, is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form 8-A, as amended, Filed March 20, 2000.
4.1	—	Preferred Share Rights Agreement is incorporated herein by reference to the Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000.
4.2	—	Specimen of Common Stock Certificate is Incorporated herein by reference to the exhibits filed with the Company’s Registration Statement on Form 8-A, as amended), filed March 20, 2000.
4.4	—	Purchase Agreement dated June 12, 1998 between the Company, BT Alex. Brown Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist LLC is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
4.5	—	Indenture dated as of June 18, 1998 (the “Indenture”) by and between the Company and State Street Bank and Trust Company of California, N.A., as Trustee is incorporated herein by reference to Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
4.6	—	Exchange and Registration Rights Agreement dated as of June 18, 1998 by and among the Company and BT Alex. Brown Incorporated, Goldman, Sachs & Co. and Hambrecht & Quist LLC as the Initial Purchasers is incorporated herein by reference to Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
4.7	—	Form of New 9 1/2% Senior Subordinated Note due 2008 is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-4 (File No. 333-61645), filed December 15, 1999.
4.8	—	Credit Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002 and amended May 27, 2003, is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003.
4.9	—	Pledge Agreement by and among infoUSA, Inc., Various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002 and amended May 27, 2003, is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003.
4.10	—	Security Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and Bank of America, N.A. dated as of March 6, 2002 and amended May 27, 2003, is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003.
4.11	—	Subsidiaries Guaranty Agreement by and among infoUSA, Inc., various Lenders (as defined therein) and of America, N.A. dated as of March 6, 2002 and amended May 27, 2003, is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003.
10.1	—	Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 33-51352), filed August 28, 1992.
10.2	—	1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (File No. 333-37865), filed October 14, 1997.
10.3	—	1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (File No. 333-82933), filed July 15, 1999.
10.4	—	Employment Agreement dated February 11, 1997 between the Company and Allen F. Ambrosino, incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2000.

10.5	—	Amended and Restated Database License Agreement between Donnelley Marketing, Inc. and First Data Resources, Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999.
10.6	—	Covenant not to compete by First Data Corporation to infoUSA Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999.
21.1	—	Subsidiaries and State of Incorporation, filed herewith.
23.1	—	Consent of Independent Accountants, filed herewith.
24.1	—	Power of Attorney, filed herewith.
31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.