Form 10-Q
period 2004-03-31
INFOUSA INC
filed 2004-05-10
CIK 879437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the — Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004 or

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

53,342,738 shares of Common Stock at May 4, 2004

infoUSA INC.

infoUSA INC.

FORM 10-Q

FOR THE QUARTER ENDED

March 31, 2004

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2004	2003
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$44,894	$2,686
Marketable securities	3,446	3,685
Trade accounts receivable, net of allowances of $1,818 and $2,492, respectively	36,365	40,922
List brokerage trade accounts receivable	10,920	12,844
Income taxes receivable	—	1,046
Prepaid expenses	4,988	4,985
Deferred marketing costs	3,833	5,457

Total current assets	104,446	71,625

Property and equipment, net	40,622	40,984
Intangible assets, net	250,271	247,609
Other assets	5,939	6,128

	$401,278	$366,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$52,264	$17,280
Accounts payable	12,361	16,212
List brokerage trade accounts payable	7,642	9,516
Accrued payroll expenses	12,924	17,793
Accrued expenses	3,398	824
Income taxes payable	2,545	—
Deferred income taxes	3,098	3,241
Deferred revenues	24,328	19,824

Total current liabilities	118,560	84,690

Long-term debt, net of current portion	121,221	122,485
Deferred income taxes	8,124	8,553
Deferred revenue	—	3,000
Other liabilities	1,397	1,397
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 52,934,267 shares issued and 52,438,286 outstanding at March 31, 2004 and 52,808,835 shares issued and 52,271,323 outstanding at December 31, 2003	132	132
Paid-in capital	100,768	99,447
Retained earnings	56,305	51,932
Treasury stock, at cost, 495,981 shares held at March 31, 2004 and 537,512 held at December 31, 2003	(3,008)	(3,247)
Notes receivable from officers	(329)	(325)
Accumulated other comprehensive loss	(1,892)	(1,718)

Total stockholders’ equity	151,976	146,221

	$401,278	$366,346

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED
	March 31,
	2004	2003
	(UNAUDITED)
Net sales	$80,811	$76,080
Costs and expenses:
Database and production costs	23,861	20,900
Selling, general and administrative (excluding non-cash stock option compensation expense of $182 and $0 for the three months ended March 31, 2004 and 2003, respectively)	40,179	33,134
Depreciation and amortization of operating assets	3,314	3,851
Amortization of intangible assets	3,446	3,324
Non-cash stock option compensation	182	—
Restructuring charges	615	555
Acquisition costs	3	13

Total operating costs and expenses	71,600	61,777

Operating income	9,211	14,303
Other income (expense):
Investment income	201	682
Other charges	(144)	(335)
Interest expense	(2,214)	(3,661)

Income before income taxes	7,054	10,989
Income taxes	2,681	4,134

Net income	$4,373	$6,855

Basic earnings per share:
Net income	$0.08	$0.13

Weighted average shares outstanding	52,338	51,144

Diluted earnings per share:
Net income	$0.08	$0.13

Weighted average shares outstanding	52,955	51,144

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	THREE MONTHS ENDED
	March 31,
	2004	2003
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,373	$6,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	3,314	3,851
Amortization of intangible assets	3,446	3,324
Amortization of deferred financing costs	54	183
Deferred income taxes	(1,311)	1,281
Non-cash stock option compensation expense	182	—
Non-cash 401(k) contribution in common stock	384	359
Gain on sale of assets	(191)	(179)
Non-cash other charges	144	135
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	6,508	(99)
List brokerage trade accounts receivable	1,924	2,551
Prepaid expenses and other assets	456	(2,022)
Deferred marketing costs	1,624	(635)
Accounts payable	(3,876)	3,016
List brokerage trade accounts payable	(2,023)	(1,870)
Income taxes receivable and payable, net	3,591	2,613
Accrued expenses and other liabilities	(2,456)	2,915

Net cash provided by operating activities	16,143	22,278

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of other investments	377	—
Purchase of other investments	(223)	—
Purchases of property and equipment	(1,651)	(1,820)
Acquisitions of businesses, net of cash acquired	(6,104)	(5,260)
Software and database development costs	(452)	(123)

Net cash used in investing activities	(8,053)	(7,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(105,094)	(15,990)
Proceeds of long-term debt	138,814	—
Deferred financing costs paid	(436)	(28)
Proceeds from exercise of stock options	834	—

Net cash used in financing activities	34,118	(16,018)

Net decrease in cash and cash equivalents	42,208	(943)
Cash and cash equivalents, beginning	2,686	6,285

Cash and cash equivalents, ending	$44,894	$5,342

Supplemental cash flow information:
Interest paid	$1,307	$1,082

Income taxes paid	$75	$233

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

     The Company suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.

2. EARNINGS PER SHARE INFORMATION

     The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. For the quarter ended March 31, 2003, the average market price of the Company’s common stock was less than the exercise price of all the Company’s outstanding common stock subject to option.

	Three Months Ended
	March 31,
	2004	2003
	(In Thousands)
Weighted average number of shares used in basic EPS	52,338	51,144
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	617	—

Weighted average number of shares outstanding used in diluted EPS	52,955	51,144

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

     The Company has no intercompany sales or intercompany expense transactions. Accordingly, there are no adjustments necessary to eliminate amounts between the Company’s segments. The following table summarizes segment information:

	For The Three Months Ended March 31, 2004
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
		(In thousands)
Net sales	$40,017	$40,794	$—	$80,811
Non-cash stock compensation	—	—	(182)	(182)
Restructuring charges	—	—	(615)	(615)
Acquisition costs	—	—	(3)	(3)
Operating income (loss)	12,462	19,027	(22,278)	9,211
Investment income	—	—	201	201
Other charges	—	—	(144)	(144)
Interest expense	—	—	(2,214)	(2,214)
Income (loss) before income taxes	12,462	19,027	(24,435)	7,054

	For The Three Months Ended March 31, 2003
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
		(In thousands)
Net sales	$39,566	$36,514	$—	$76,080
Restructuring charges	—	—	(555)	(555)
Acquisition costs	—	—	(13)	(13)
Operating income (loss)	15,211	18,109	(19,017)	14,303
Investment income	—	—	682	682
Other charges	—	—	(335)	(335)
Interest expense	—	—	(3,661)	(3,661)
Income (loss) before income taxes	15,211	18,109	(22,331)	10,989

4. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss), including the components of other comprehensive income (loss), are as follows:

	For The Three
	Months Ended
	March 31,	March 31,
	2004	2003
	(In thousands)
Net income	$4,373	$6,855
Other comprehensive income:
Unrealized gain from investments:
Unrealized gains (losses)	(278)	24
Related tax expense	104	(9)

Net	(174)	15

Total other comprehensive income.	(174)	15

Comprehensive income	$4,199	$6,870

     The components of accumulated other comprehensive income (loss) is as follows:

		Foreign		Accumulated
	Unrealized	Currency	Unrealized	Other
	Gains/(Losses)	Translation	Gains / (Losses)	Comprehensive
	Pension plan	Adjustments	On Securities	Income (Loss)
		(in thousands)
Balance at March 31, 2004	$(866)	$(672)	$(353)	$(1,892)

Balance at December 31, 2003	$(866)	$(672)	$(180)	$(1,718)

5. ACQUISITIONS

     On February 2, 2004, the Company acquired Triplex Direct Marketing Corp., a provider of data processing services to nonprofit and catalog customers. The total purchase price was $7.6 million, of which, $6.1 million was payable in cash at closing and the remaining $1.5 million will be payable on February 2, 2005 if Triplex satisfies all its representations, warranties, covenants and agreements. The purchase price for the acquisition has been preliminarily allocated to current assets of $2.4 million, property and equipment of $0.7 million, current liabilities of $2.4 million and goodwill of $5.4 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Triplex have been included in the Company’s financial statements since the date of acquisition.

6. CREDIT FACILITY

     On March 25, 2004, the Company financed a new Senior Secured Credit Facility administered by Wells Fargo Bank, N.A. The new credit facility provides for a $120.0 million term loan with a maturity date of March 2009 and a $50.0 million revolving line of credit with a maturity date of March 2007.

     The Senior Secured Credit Facility provides for grid-based interest pricing based upon the Company’s consolidated total leverage ratio and ranges from base rate plus 0.75% to 1.50% for base rate loans and from LIBOR plus 1.75% to 2.50% for use of the revolving credit facility. The term loan interest rate is base rate plus 1.50% to 1.75% or LIBOR plus 2.25% to 2.50%. Substantially all of the assets of the Company are pledged as security under the terms of the credit facility. At March 31, 2004, the term loan had a balance of $120.0 million with an interest rate of 3.59% and $37.9 million was available under the revolving credit facility.

     The Company is subject to certain financial covenants in the Credit Facility, including minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. Management believes the Company is in compliance with or has obtained waivers for all restrictive covenants of the Company’s various debt facilities.

7. NON-CASH STOCK COMPENSATION EXPENSE

     At March 31, 2004, the Company has a nonqualified stock option plan. The Company applies the intrinsic value based method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company’s pro forma net income and earnings per share would have been as indicated below had the fair value of all option grants been charged to salaries, wages, and benefits in accordance with SFAS No. 123, Accounting for Stock-Based Compensation:

	Three months ended
	March 31,
	2004	2003
	(in thousands, except
	per share amounts)
Net income, as reported	$4,373	$6,855
Less: Total stock-based employee compensation expense determined under fair value based method, net of taxes	665	240

Net income, pro forma	$3,708	$6,615

Earnings per share:
Basic – as reported	$0.08	$0.13

Basic – pro forma	$0.07	$0.13

Diluted – as reported	$0.08	$0.13

Diluted – pro forma	$0.07	$0.13

     The above pro forma results are not likely to be representative of the effects on reported net income for future years since options vest over several years and additional awards generally are made each year.

     The fair value of the weighted average of option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004: expected volatility of 75.37%, risk free interest rate of 3.13% based on the U.S. Treasury strip yield at the date of grant and expected lives of 5 years.

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

     During 2002, the Company granted non-qualified stock options to a non-employee consultant of the Company in connection with a consulting agreement executed by the Company. The options vest evenly over four years and have a five-year life. The fair value of the option was estimated, as of the grant date, using the Black-Scholes option pricing model and is updated at each balance sheet date. As such, the Company has recorded a non-cash charge of $182 thousand, related to stock options granted to the consultant during the three months ended March 31, 2004. The charges were recorded as an addition to paid-in-capital. The consulting agreement commits the Company to make cash payments of $675 thousand, $775 thousand and $200 thousand in 2003, 2004 and 2005 to the consultant for services rendered. Expense of $175 thousand for this consulting agreement was recorded during the three months ended March 31, 2004 and 2003, respectively.

8. RESTRUCTURING CHARGES

     During the three months ended March 31, 2004, the Company recorded restructuring charges due to workforce reductions of $615 thousand. The charges included involuntary employee separation costs (severance) for 96 employees in administration, order production and sales. As of March 31, 2004, an accrual of $216 thousand was included in the accompanying consolidated balance sheet for severance costs remaining to be paid.

     During the three months ended March 31, 2003, the Company recorded restructuring charges due to workforce reductions of $555 thousand. The charges included involuntary employee separation costs for 56 employees in administration, sales support and marketing functions.

     The following table summarizes activity related to the restructuring charges recorded by the Company, including the liability accrual balances:

	Beginning	Amounts	Amounts	Ending
Period End	Accrual	Expensed	Paid	Accrual
		(In thousands)
March 31, 2004	$247	$615	$646	$216

9. ACQUISITION COSTS

     The Company recorded costs of $3 thousand and $13 thousand during the three months ended March 31, 2004 and 2003, respectively, for general and administrative expenses incurred in connection with the integration of acquired companies. These costs are not direct costs of acquisition and therefore cannot be capitalized as part of the purchase price.

10. OTHER CHARGES

     During the quarter ended March 31, 2004, the Company wrote-off deferred financing costs of $144 thousand related to the prior credit facility as a result of the financing on March 25, 2004 of the new Senior Secured Credit Facility described in Note 6.

     During the quarter ended March 31, 2003, the Company purchased $5.0 million of its Senior Subordinated Notes. As part of these repurchases, the Company recorded charges of $0.3 million for net unamortized debt issue costs related to the Senior Subordinated Notes and for amounts paid in excess of carrying value of the debt.

11. GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consist of the following:

	March 31,	December 31,
	2004	2003
	(In thousands)
Goodwill	$267,241	$261,398
Non-compete agreements	13,534	13,534
Core technology	4,800	4,800
Customer base	8,372	8,372
Trade names	15,802	15,815
Purchased data processing software	73,478	73,478
Acquired database costs	19,000	19,000
Perpetual software license agreement, net	2,733	2,933
Software development costs, net	1,944	2,128
Database development costs, net	373	149
Deferred financing costs	8,652	8,216

	415,929	409,823
Less accumulated amortization	165,658	162,214

	$250,271	$247,609

12. CONTINGENCIES

     The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company’s financial position, results of operations, or cash flows.

13. SUBSEQUENT EVENTS

     On March 26, 2004 the Company provided notice to the trustee of the Company’s 9 ½% Senior Subordinated Notes (the “Notes”) that it intended to redeem all of its outstanding Notes on April 26, 2004. As of March 31, 2004, the Company had Notes outstanding of $30.0 million.

     On March 25, 2004 and in conjunction with the closing of the new Senior Credit Facility, the Company borrowed $32.5 million to redeem the Notes and funds were placed in escrow with the trustee as required under the Notes’ Indenture. Accordingly, the Company’s accompanying consolidated balance sheet at March 31, 2004 reflects the cash in escrow of $32.5 million in cash and cash equivalents and this cash is unavailable for any other use, and $30.0 million of outstanding Notes in current portion of long-term debt.

     On April 26, 2004 the Notes were redeemed at a premium of 4.75% to face amount. The total amount required at the time of redemption was $32.5 million, which included the cost of the bonds at par ($30.0 million), the premium ($1.5 million) and accrued interest through the redemption date ($1.0 million). The Company subsequently recorded a loss of $1.5 million on the retirement of the Notes, equal to the amount of the premium paid at redemption.

     On April 29, 2004, the Company entered into an agreement to acquire OneSource Information Services, Inc. (“OneSource”). Pursuant to the agreement, the Company will make a cash tender offer of $8.85 per share to acquire all of the outstanding common stock of OneSource. The offer period is expected to run for twenty business days, subject to possible extension, and is subject to regulatory review. Following completion of the offer period, OneSource will be merged into a subsidiary of the Company. In the merger, all shares not tendered to the Company will be converted into the right to receive $8.85 per share. The aggregate cash purchase price for the acquisition is expected to be approximately $106 million. Completion of the acquisition is dependent on a number of conditions, including there being tendered at least 51% of the outstanding shares, on a fully-diluted basis, by OneSource shareholders. If less than 90% of the shares of the common stock of OneSource are tendered into the offer, completion of the transaction will require a vote of the shareholders.

     In connection with the tender offer, OneSource has granted the Company an option to acquire up to 19.9% of the issued and outstanding shares of common stock. The option becomes exercisable only upon the acceptance and payment for shares of common stock in the tender offer if, after the exercise of the option, the Company would own 90% or more of the common shares of OneSource.

     In connection with the transactions contemplated by the Merger Agreement, ValueAct Capital Partners, L.P. and certain of its affiliates have entered into a Tender and Voting Agreement, and Martin Kahn has entered into a Stockholder Support Agreement, pursuant to which such stockholders have agreed to tender their Common Shares pursuant to the Offer and vote in favor of the Merger. Such stockholders currently hold approximately 34.1% of the outstanding Common Shares of OneSource.

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

GENERAL

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

     Financial Performance

     Operating income for the quarter ended March 31, 2004 was $9.2 million, or 11% of net sales, down from $14.3 million, or 19% of net sales, for the same period in 2003, as the Company continued to make extensive investments in increased sales staff, advertising and marketing to grow revenue internally.

     EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), as adjusted, margins were down from 28% of net sales for the quarter ended March 31, 2004 to 20% of net sales for the same period in 2003 due to the same reasons described above for the decrease in operating income. Company management utilizes the non-GAAP financial disclosure of EBITDA, as adjusted, as a key financial measure in the analysis of its financial performance, as it does with similar GAAP financial measures including operating income and cash flows from operations. The Company’s Senior Secured Credit Facility provides for financial covenants that are based on EBITDA, as adjusted. Additionally, the Company has historically had a significant amount of recorded goodwill and purchased intangibles resulting from the acquisition of other companies, and the amount of non-cash amortization expense associated with these acquisitions has varied significantly between reporting periods. The Company’s calculation of EBITDA is defined by footnote in the accompanying financial data table.

     Mergers and Acquisitions

     The Company has supplemented its internal growth through strategic acquisitions. The Company has completed over 20 acquisitions since 1996. The Company has increased its presence in the consumer marketing information industry, greatly increased its ability to provide data processing solutions, increased its presence in list management and list brokerage services and broadened it offerings for e-mail and business marketing information. During 2002 and 2003, the Company enhanced its presence in e-mail marketing services and solutions with the acquisition of DoubleClick’s email deployment business, ClickAction, Yesmail and Markado. The Company also continued to consolidate the printed and online directory industry with its acquisition of Polk City Directories in 2001 and the Hill-Donnelly and City Publishing directory companies during 2002. As described in the notes to the accompanying financial statements, the Company acquired Triplex during 2004 expanding its data processing solutions in the non-profit and catalog markets.

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

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2004	March 31, 2003
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	100%	100%
Costs and expenses:
Database and production costs	30	27
Selling, general and administrative	50	44
Depreciation	4	5
Amortization	4	4
Non-cash stock compensation expense	—	—
Restructuring charges	1	1
Acquisition costs	—	—

Total costs and expenses	89	81

Operating income	11	19
Other expense, net	(3)	(5)

Income before income taxes	8	14
Income taxes	3	5

Net income	5%	9%

	(in thousands)
OTHER DATA:
SALES BY SEGMENT:
infoUSA Group	$40,017	$39,566
Donnelley Group	40,794	36,514

Total	$80,811	$76,080

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
infoUSA Group	50%	52%
Donnelley Group	50	48

Total	100%	100%

	(in thousands)
Amortization expense of intangible assets (1)	$3,446	$3,324

Earnings before, interest, taxes, depreciation and amortization, (EBITDA), as adjusted (2)	$16,153	$21,478

EBITDA, as adjusted, as a percentage of net sales	20%	28%

	(in thousands)
Cash Flow Data:
Net cash from operating activities	$15,987	$22,278

Net cash used in investing activities	$(7,897)	$(7,203)

Net cash from (used) in financing activities	$34,118	$(16,018)

(1) This represents amortization expense recorded by the Company on amortizable intangible assets recorded as part of the acquisition of other companies, and excludes amortization related to deferred financing costs, software development costs and other intangible assets not recorded as part of an acquisition of another company.

(2) “EBITDA”, as adjusted, is defined as net income adjusted to exclude depreciation and amortization, non-cash impairment of assets, non-operating other charges (gains), income taxes, interest expense, investment income and non-cash stock compensation expenses. EBITDA is presented because it is a widely accepted measure of performance that eliminates the effects of a variety of methods used for deprecation and amortization that have changed over time. However, EBITDA, does not purport to represent cash provided by operating activities as reflected in the Company’s consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, may not be comparable to similar measures reported by other companies.

     The following provides a reconciliation of net income to EBITDA, as adjusted:

	Three months ended
	March 31,
	2004	2003
	(in thousands)
Net income	$4,373	$6,855
Other charges	144	335
Investment income	(201)	(682)
Interest expense	2,214	3,661
Income taxes	2,681	4,134
Depreciation	3,314	3,851
Amortization	3,446	3,324
Non-cash stock compensation	182	—

EBITDA, as adjusted	$16,153	$21,478

Net sales

     Net sales for the quarter ended March 31, 2004 were $80.8 million, an increase of 6% from $76.1 million for the same period in 2003. Net sales of the infoUSA Group segment for the quarter ended March 31, 2004 were $40.0 million, a 1% increase from $39.6 million for the same period in 2003. Excluding the results of the Polk City Directories division included within this segment, the infoUSA Group segment sales were $33.6 million in 2004, up 6% from $31.8 million in 2003. The decrease in net sales for the Polk City Directories division was principally due to changes in the timing of production and delivery of certain printed directories. The infoUSA Group segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet.

     Net sales of the Donnelley Group segment for the quarter ended March 31, 2004 were $40.8 million, a 12% increase from $36.5 million for the same period in 2003. The increase was principally due to the acquisition of Yesmail in March 2003 and Triplex in February 2004. The Donnelley Group segment principally engages in the selling of data processing services, licensed databases, database marketing solutions, e-mail marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services.

Database and production costs

     Database and production costs for the quarter ended March 31, 2004 were $23.9 million, or 30% of net sales, compared to $20.9 million, or 27% of net sales for the same period in 2003. The increase in database and production costs principally relates to the acquisition of Yesmail In March 2003 and Triplex in February 2004. These acquired companies historically had higher database and production costs structures, expressed as a percentage of net sales, than the Company’s existing businesses.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the quarter ended March 31, 2004 were $40.2 million, or 50% of net sales, compared to $33.1 million, or 44% of net sales for the same period in 2003. The increase in selling, general and administrative expenses principally relates to the Company’s planned increase in direct marketing costs and the addition of approximately 200 sales staff beginning during the second half of 2003. Additionally, the increase is partially due to the acquisition of companies during 2003 and 2004, including Yesmail and Triplex. These acquired companies historically had higher selling, general and administrative cost structures, expressed as a percentage of net sales, than the Company’s existing businesses.

Depreciation expense

     Depreciation expense for the quarter ended March 31, 2004 totaled $3.3 million, or 4% of net sales, compared to $3.9 million, or 5% of net sales for the same period in 2003.

Amortization expense

     Amortization expense for the quarter ended March 31, 2004 totaled $3.4 million, or 4% of net sales, compared to $3.3 million, or 4% of net sales for the same period in 2003. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of

January 1, 2002. SFAS No. 142 requires the Company to complete an annual impairment test on goodwill and other intangible assets with an indefinite life rather than record amortization expense on those assets. The Company completed impairment tests as of October 31, 2003, as required by SFAS 142, and established that no impairment exists.

Non-cash stock compensation expense

     During the quarter ended March 31, 2004, the Company recorded a non-cash charge of $182 thousand, compared to $0 thousand for the same period in 2003. The Company recorded non-cash stock compensation expense related to a non-employee consulting agreement executed during 2002. The Company will incur additional non-cash compensation expense for the 2002 consultant options during the vesting period of those options. The amount of compensation expense will be affected by changes in the fair value of the Company’s common stock.

Restructuring costs

     The Company recorded restructuring charges during the quarters ended March 31, 2004 and 2003 of $0.6 million and $0.6 million, respectively, related to workforce reductions as a part of the Company’s continuing strategy to reduce unnecessary costs and focus on core operations. The workforce reduction charges included involuntary employee separation costs during 2004 and 2003 for approximately 96 and 56 employees, respectively.

Acquisition costs

     The Company recorded integration-related costs during the quarters ended March 31, 2004 and 2003 of $3 thousand and $13 thousand, respectively. The integration-related costs included general and administrative costs, information system conversion costs and other direct integration-related charges. These costs were not directly related to the recent acquisition of various companies, and therefore could not be capitalized.

Operating income

     Including the factors previously described, the Company had operating income of $9.2 million, or 11% of net sales during the quarter ended March 31, 2004, compared to operating income of $14.3 million, or 19% of net sales for the same period in 2003. The decrease in operating income as a percentage of net sales is a result of the following items: 1) the Company’s planned increase in direct marketing costs and the addition of sales staff, beginning during the quarter ended September 30, 2003: 2) a decline in net sales for Polk City Directories, and 3) increased operating expenses represented as percentage of net sales associated with companies acquired during 2003 and 2004 including Yesmail and Triplex.

     Operating income for the infoUSA Group segment for the quarter ended March 31, 2004 was $12.5 million, or 31% of net sales, as compared to $15.2 million, or 38% of net sales for the same period in 2003. The decrease in operating income as a percentage of nets sales is principally due to items 1) and 2) described in the preceding paragraph.

     Operating income for the Donnelley Group segment for the quarter ended March 31, 2004 was $19.0 million, or 47% of net sales, as compared to $18.1 million, or 50% of net sales for the same period in 2003. The decrease in operating income as a percentage of net sales is principally due to increased operating expenses represented as percentage of net sales associated with companies acquired during 2003 and 2004 including Yesmail and Triplex.

Other income (expense), net

     Other expense, net was $(2.2) million, or 3% of net sales, and $(3.3) million, or 5% of net sales, for the quarters ended March 31, 2004 and 2003, respectively. Other income or (expense), net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating expense of the Company.

     Interest expense was $2.2 million and $3.7 million for the quarters ended March 31, 2004 and 2003, respectively. The decrease is principally due to lower interest rates on a previous Senior Secured Credit Facility refinanced in May 2003, the continued reduction in the amount of 9 1/2 % Senior Subordinated Notes outstanding and favorable interest rates. Investment income was $0.2 million and $0.7 million, for the quarters ended March 31, 2004 and 2003, respectively.

Income taxes

     A provision for income taxes of $2.7 million and $4.1 million was recorded during the quarters ended March 31, 2004 and 2003, respectively. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortizing goodwill and certain intangible assets for financial reporting purposes and consequently, the amortization expense for those assets does not affect either book or taxable income.

EBITDA, as adjusted

     The Company’s EBITDA, as adjusted, was $16.2 million, or 20% of net sales during the quarter ended March 31, 2004, compared to $21.5 million, or 28% of net sales for the same period in 2003. The decrease in EBITDA, as adjusted, represented as a percentage of net sales principally relates to the Company’s planned increase in direct marketing costs and the addition of approximately 200 sales staff during the latter half of 2003.

     Liquidity and Capital Resources

     Overview

     Our principal sources of liquidity are cash flow provided by our operating activities, our revolving credit facilities, and cash and cash equivalents on hand. Our ability to generate cash from our operations is one of our fundamental financial strengths. We use cash flows from operations, along with borrowings, to fund capital expenditures, growth initiatives, make acquisitions and retire outstanding indebtedness.

     General Information- Debt Instruments, Financial Covenants and Sources and Uses of Cash

     On March 25, 2004, the Company financed a new Senior Secured Credit Facility (the “Credit Facility”) administered by Wells Fargo Bank, N.A. The new credit facility provides for a $120.0 million term loan with a maturity date of March 2009 and a $50.0 million revolving line of credit with a maturity date of March 2007.

     The Credit Facility provides for grid-based interest pricing based upon the Company’s consolidated total leverage ratio and ranges from base rate plus 0.75% to 1.50% for base rate loans and from LIBOR plus 1.75% to 2.50% for use of the revolving credit facility. The term loan interest rate is base rate plus 1.50% to 1.75% or LIBOR plus 2.25% to 2.50%. Substantially all of the assets of the Company are pledged as security under the terms of the Credit Facility. At March 31, 2004, the term loan had an outstanding balance of $120.0 million with an interest rate of 3.59%. At March 31, 2004 the revolving credit facility had an outstanding balance of $12.1 million with an interest rate of 3.09% and $37.9 million was available under the revolving credit facility.

     The Company is subject to certain financial covenants in the Credit Facility, including minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. Management believes the Company is in compliance with all restrictive covenants of the Credit Facility.

     On April 29, 2004, The Company entered into an agreement to acquire OneSource Information Services, Inc. for approximately $106 million in cash. In connection with this acquisition, the Company intends to amend the Credit Facility with Wells Fargo Bank, N.A to obtain an additional $80 million of financing. Upon consummation of the financing, the Company will have the ability to borrow up to $250 million, consisting of (i) a five year term note of $120 million bearing interest at LIBOR plus 2.5%, (ii) a six year term note of $80 million bearing interest at LIBOR plus 2.75%, and (iii) a revolving credit facility of $50 million. These loans will be secured by substantially all of the assets of the Company.

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

     Selected Consolidated Statements of Cash Flows Information

     As of March 31, 2004, the Company’s principal sources of liquidity included $37.9 million available under the Credit Facility. As of March 31, 2004, the Company had a working capital deficit of $14.1 million.

     Net cash provided by operating activities during the quarter ended March 31, 2004 totaled $16.1 million compared to $22.3 million for the same period in 2003.

     During the quarter ended March 31, 2004, the Company spent $1.7 million for additions of property and equipment and $0.5 million related to software and database development costs.

     During the quarter ended March 31, 2004, the Company spent $6.1 million for acquisitions of businesses, net of cash acquired of $0.2 million. The Company paid $5.9 million for Triplex (net of cash acquired of $0.2 million) and capitalized acquisition costs of $0.2 million.

     Selected Consolidated Balance Sheet Information

     Trade accounts receivable decreased to $36.4 million at March 31, 2004 from $40.9 million at December 31, 2003. The day’s sales outstanding (“DSO”) ratio for the quarter ended March 31, 2004 was 41 days compared to 49 days for the same period in 2003. The decrease in the DSO ratio relates to the continued application of strict credit and collection practices.

     Deferred marketing costs decreased to $3.8 million at March 31, 2004 from $5.5 million at December 31, 2003. The decrease is the direct result of the Company’s decreased spending during the quarter ended March 31, 2004 from the level of spending incurred during the latter half of 2003 on direct marketing costs that are subject to deferral and amortization.

     Selected other balance sheet accounts including list brokerage trade accounts receivable, prepaid expenses, list brokerage trade accounts payable, accounts payable, accrued expenses and accrued payroll expenses increased (decreased) moderately from their respective account balances at March 31, 2004 from their respective account balances at December 31, 2003. The increase (decrease) in these account balances is due to the acquisition of certain companies during 2003 and 2004 and payment timing differences related to various general operating expenses.

     Deferred revenue increased to $24.3 million at March 31, 2004 from $19.8 million at December 31, 2003. The increase is due to increased database license sales, which are subject to deferral and amortization, during fiscal year 2004 from fiscal year 2003.

     Current portion of long-term debt increased to $52.3 million at March 31, 2004 from $17.3 million at December 31, 2003. As described in Note 13 to the accompanying consolidated financial statements, the Company borrowed on March 26, 2004 the total amount due of $32.5 million for the redemption of the Company’s Senior Subordinated Notes. The funds were placed in escrow with the Notes’ trustee as required under the Notes’ Indenture. The Notes were subsequently redeemed on April 26, 2004.

     Long-term debt, net of current portion decreased to $121.2 million at March 31, 2004 from $122.5 million at December 31, 2003.

     Other than facility leasing arrangements, the Company does not engage in off-balance sheet financing activities.

     Accounting Standards

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

     As of March 31, 2004, we had total indebtedness of approximately $143.5 million, excluding $30.0 million of Notes due under an indenture (the “Indenture”) that were subsequently redeemed as of April 26, 2004. Substantially all of our assets are pledged as security under the terms of the Credit Facility.

     Our ability to pay principal and interest on the Notes issued under the Indenture and the indebtedness under the Credit Facility and our ability to satisfy our other debt obligations will depend upon our future operating performance. Our performance will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. The future availability of revolving credit under the Credit Facility will depend on, among other things, our ability to meet certain specified financial ratios and maintenance tests. We expect that our operating cash flow should be sufficient to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due. If we are unable to service our indebtedness, however, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the Credit Facility) or seeking additional equity capital. We may not be able to implement any such measures or obtain additional financing or terms that are favorable or satisfactory to us, if at all.

     The terms of our current indebtedness may restrict our ability to take certain actions that fit our business strategy.

     Our existing Credit Facility contain certain covenants that restricts our ability to:

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

     These restrictions may impair our ability to take certain actions that fit our business strategy. A breach of any of these covenants could result in an event of default under the terms of our existing Credit Facility. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If the payment of any such indebtedness is accelerated, our assets may not be sufficient to repay in full the indebtedness under our credit facilities and our other indebtedness. Moreover, if we were unable to repay amounts owed to the lenders under our Credit Facility, the lenders could foreclose on our assets that secure the indebtedness.

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

     Our business strategy includes continued growth through acquisitions of complementary products, technologies or businesses. We have made over 20 acquisitions since 1996 and completed the integration of these acquisitions into our existing business by the end of 2003, with the exception of Triplex which was acquired in February 2004. We continue to evaluate strategic opportunities available to us and intend to pursue opportunities that we believe fit our business strategy. Acquisitions of companies, products or technologies may result in the diversion of management’s time and attention from day-to-day operations of our business and may entail numerous other risks, including difficulties in assimilating and integrating acquired operations, databases, products, corporate cultures and personnel, potential loss of key employees of acquired businesses, difficulties in applying our internal controls to acquired businesses, and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent our efforts to integrate future acquisitions fail, our business, financial condition and results of operations would be adversely affected.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to material future earnings or cash flow exposures from changes in interest rates as nearly all of the Company’s debt is not at fixed rates. At March 31, 2004, the fair value of the Company’s long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At March 31, 2004, the Company had long-term debt with a carrying value of $143.5 million (excluding $30.0 million of Senior Subordinated Notes redeemed on April 26, 2004) and estimated fair value of the same. The Company has no significant operations subject to risks of foreign currency fluctuations.

ITEM 4.
CONTROLS AND PROCEDURES

     As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e) and Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no changes in internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

infoUSA INC.
FORM 10-Q

FOR THE QUARTER ENDED

MARCH 31, 2004

PART II

OTHER INFORMATION

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 2004 Annual Meeting of Stockholders of the Company held on May 4, 2004, the stockholders voted and approved the following items:

1. Elected the following directors to the Board of Directors for a term of three years.

Harold W. Andersen	FOR:	47,462,024	WITHHELD:	2,957,516
Elliot S. Kaplan	FOR:	40,322,794	WITHHELD:	10,096,746

2. The stockholders also ratified the appointment of KPMG LLP as the Company’s independent auditors to examine the financial statements of the Company for the fiscal year 2004.

FOR:	49,092,452	AGAINST:	1,317,119	ABSTAIN:	9,969

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith

(b)	Reports on Form 8-K

     The Company filed a Form 8-K under Item 7 and 9 on January 15, 2004 announcing its fiscal year 2003 financial results; a Form 8-K under Item 7 and 9 on March 17, 2004 announcing the temporary suspension of trading of the Company’s common stock due to the pending conversion of the Company’s 401(k) plan to a new recordkeeper; a Form 8-K under Item 9 on March 19, 2004 disclosing selected estimated operating results for the first fiscal quarter of 2004; a Form 8-K under Item 5 and 7 on March 25, 2004 announcing a new Senior Secured Credit Facility dated March 25, 2004.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

infoUSA INC.

Date: May 10, 2004	/s/ Tim Hoffman

Tim Hoffman, Chief Accounting Officer (principal accounting officer)

INDEX TO EXHIBITS

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith