Form 10-Q
period 2004-06-30
INFOUSA INC
filed 2004-08-09
CIK 879437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

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

Yes [X]     No    [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X ]    No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

53,437,226 shares of Common Stock at August 3, 2004

infoUSA INC.

infoUSA INC.

FORM 10-Q

FOR THE QUARTER ENDED

June 30, 2004

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$9,376	$2,686
Marketable securities	3,628	3,685
Trade accounts receivable, net of allowances of $1,918 and $2,492, respectively	50,782	40,922
List brokerage trade accounts receivable	21,230	12,844
Income taxes receivable	1,633	1,046
Prepaid expenses	8,586	4,985
Deferred marketing costs	3,040	5,457

Total current assets	98,275	71,625

Property and equipment, net	47,529	40,984
Goodwill, net	293,460	202,386
Intangible assets, net	72,925	45,223
Other assets	7,478	6,128

	$519,667	$366,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$24,792	$17,280
Accounts payable	16,237	16,212
List brokerage trade accounts payable	15,588	9,516
Accrued payroll expenses	17,961	17,793
Accrued expenses	8,001	824
Income taxes payable	—	—
Deferred income taxes	3,294	3,241
Deferred revenues	42,104	19,824

Total current liabilities	103,185	84,690

Long-term debt, net of current portion	211,357	122,485
Deferred income taxes	23,344	8,553
Deferred revenue	—	3,000
Other liabilities	1,397	1,397
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 53,428,426 shares issued and 52,976,722 outstanding at June 30, 2004 and 52,808,835 shares issued and 52,271,323 outstanding at December 31, 2003	134	132
Paid-in capital	105,210	99,447
Retained earnings	60,017	51,932
Treasury stock, at cost, 451,704 shares held at June 30, 2004 and 537,512 held at December 31, 2003	(2,749)	(3,247)
Notes receivable from officers	(328)	(325)
Accumulated other comprehensive loss	(1,836)	(1,718)

Total stockholders’ equity	160,448	146,221

	$519,667	$366,346

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2004	2003	2004	2003
	(UNAUDITED)		(UNAUDITED)
Net sales	$83,794	$78,831	$164,605	$154,911
Costs and expenses:
Database and production costs	24,823	22,240	48,684	43,140
Selling, general and administrative (excluding non-cash stock option compensation expense of $458 and $69 for the three months and $640 and $69 for the six months ended June 30, 2004 and 2003, respectively)	40,021	33,864	80,200	66,998
Depreciation and amortization of operating assets	3,560	3,707	6,874	7,558
Amortization of intangible assets	3,616	3,326	7,062	6,650
Non-cash stock option compensation	458	69	640	69
Restructuring charges	1,007	430	1,622	985
Acquisition costs	239	41	242	54

Total operating costs and expenses	73,724	63,677	145,324	125,454

Operating income	10,070	15,154	19,281	29,457
Other income (expense):
Investment income (loss)	(243)	146	(42)	828
Other charges	(2,079)	(3,810)	(2,223)	(4,145)
Interest expense	(1,761)	(3,596)	(3,975)	(7,257)

Other expense, net	(4,083)	(7,260)	(6,240)	(10,574)
Income before income taxes	5,987	7,894	13,041	18,883
Income taxes	2,275	3,169	4,956	7,303

Net income	$3,712	$4,725	$8,085	$11,580

Basic earnings per share:	$0.07	$0.09	$0.15	$0.23

Diluted earnings per share:	$0.07	$0.09	$0.15	$0.23

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	SIX MONTHS ENDED
	June 30,
	2004	2003
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,085	$11,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	6,874	7,558
Amortization of intangible assets	7,062	6,650
Amortization of deferred financing costs	77	458
Deferred income taxes	(2,874)	3,952
Tax benefit related to employee stock options	762	—
Non-cash stock option compensation expense	640	69
Non-cash 401(k) contribution in common stock	812	680
(Gain) loss on sale of assets	79	(263)
Non-cash other charges	796	1,679
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	213	1,062
List brokerage trade accounts receivable	1,316	4,170
Prepaid expenses and other assets	(151)	(3,398)
Deferred marketing costs	2,417	(1,082)
Accounts payable	(2,766)	270
List brokerage trade accounts payable	(2,206)	(4,053)
Income taxes receivable and payable, net	1,089	(3,870)
Accrued expenses and other liabilities	3,991	1,907

Net cash provided by operating activities	26,216	27,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of other investments	1,704	396
Purchase of other investments	(2,929)	(626)
Purchases of property and equipment	(2,491)	(2,632)
Acquisitions of businesses, net of cash acquired	(109,356)	(4,350)
Software and database development costs	(1,032)	(237)

Net cash used in investing activities	(114,104)	(7,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(179,649)	(122,105)
Proceeds of long-term debt	272,833	100,000
Deferred financing costs paid	(2,651)	(141)
Proceeds from exercise of stock options	4,045	12

Net cash used in financing activities	94,578	(22,234)

Net increase (decrease) in cash and cash equivalents	6,690	(2,314)
Cash and cash equivalents, beginning of period	2,686	6,285

Cash and cash equivalents, end of period	$9,376	$3,971

Supplemental cash flow information:
Interest paid	$3,561	$3,281

Income taxes paid	$5,792	$7,374

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In Thousands)
	2004	2003	2004	2003
Weighted average number of shares used in basic EPS	52,540	51,221	52,440	51,183
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	566	18	590	5

Weighted average number of shares outstanding used in diluted EPS	53,106	51,239	53,030	51,188

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

     The Donnelley group (formerly known as the large business segment) principally engages in the selling of data processing services, Web-based business and financial information products and services, licensed databases, database marketing solutions, e-mail marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services. The infoUSA group and Donnelley group reflect actual net sales, direct order production, and identifiable direct sales and marketing costs related to their operations. The remaining indirect costs are presented as a reconciling item in corporate activities.

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

     The Company has no intercompany sales or intercompany expense transactions. Accordingly, there are no adjustments necessary to eliminate amounts between the Company’s segments. The following table summarizes segment information:

	For The Three Months Ended June 30, 2004
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$38,273	$45,521	$—	$83,794
Non-cash stock compensation	—	—	(458)	(458)
Restructuring charges	—	—	(1,007)	(1,007)
Acquisition costs	—	—	(239)	(239)
Operating income (loss)	13,346	18,991	(22,267)	10,070
Investment loss	—	—	(243)	(243)
Other charges	—	—	(2,079)	(2,079)
Interest expense	—	—	(1,761)	(1,761)
Income (loss) before income taxes	13,346	18,991	(26,350)	5,987

	For The Three Months Ended June 30, 2003
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$40,088	$38,743	$—	$78,831
Non-cash stock compensation	—	—	(69)	(69)
Restructuring charges	—	—	(430)	(430)
Acquisition costs	—	—	(41)	(41)
Operating income (loss)	15,372	19,247	(19,465)	15,154
Investment income	—	—	146	146
Other charges	—	—	(3,810)	(3,810)
Interest expense	—	—	(3,596)	(3,596)
Income (loss) before income taxes	15,372	19,247	(26,725)	7,894

	For The Six Months Ended June 30, 2004
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$78,290	$86,315	$—	$164,605
Non-cash stock compensation	—	—	(640)	(640)
Restructuring charges	—	—	(1,622)	(1,622)
Acquisition costs	—	—	(242)	(242)
Operating income (loss)	25,808	38,018	(44,545)	19,281
Investment loss	—	—	(42)	(42)
Other charges	—	—	(2,223)	(2,223)
Interest expense	—	—	(3,975)	(3,975)
Income (loss) before income taxes	25,808	38,018	(50,785)	13,041

	For The Six Months Ended June 30, 2003
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$79,654	$75,257	$—	$154,911
Non-cash stock compensation	—	—	(69)	(69)
Restructuring charges	—	—	(985)	(985)
Acquisition costs	—	—	(54)	(54)
Operating income (loss)	30,583	37,356	(38,482)	29,457
Investment income	—	—	828	828
Other charges	—	—	(4,145)	(4,145)
Interest expense	—	—	(7,257)	(7,257)
Income (loss) before income taxes	30,583	37,356	(49,056)	18,883

4. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss), including the components of other comprehensive income (loss), are as follows:

	For The Three		For The Six
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net income	$3,712	$4,725	$8,085	$11,580
Other comprehensive income:
Unrealized gain from investments:
Unrealized gains (losses)	89	168	(190)	192
Related tax expense	(34)	(64)	72	(73)

Net	55	104	(118)	119

Total other comprehensive income	55	104	(118)	119

Comprehensive income	$3,767	$4,829	$7,967	$11,699

     The components of accumulated other comprehensive income (loss) is as follows:

		Foreign		Accumulated
	Unrealized	Currency	Unrealized	Other
	Gains/(Losses)	Translation	Gains / (Losses)	Comprehensive
	Pension plan	Adjustments	On Securities	Income (Loss)
	(in thousands)
Balance at June 30, 2004	$(866)	$(672)	$(298)	$(1,836)

Balance at December 31, 2003	$(866)	$(672)	$(180)	$(1,718)

5. ACQUISITIONS

     On February 2, 2004, the Company acquired all the issued and outstanding common stock of Triplex Direct Marketing Corp. (“Triplex”), a provider of data processing services to nonprofit and catalog customers. The total purchase price was $7.9 million including acquisition costs of $0.3 million, of which, $6.1 million was payable in cash at closing and the remaining $1.5 million will be payable on February 2, 2005 if Triplex satisfies all its representations, warranties, covenants and agreements. The purchase price for the acquisition has been preliminarily allocated to current assets of $2.4 million, property and equipment of $0.7 million, current liabilities of $2.4 million, and goodwill of $5.7 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Triplex have been included in the Company’s financial statements since the date of acquisition.

     On June 4, 2004, the Company acquired all the issued and outstanding common stock of Edith Roman Associates, Inc., Database Direct, Inc. and E-Post Direct, Inc. (collectively “Edith Roman”), a provider of list brokerage and list management services, data processing services and email acquisition and retention solutions. The total purchase price was $13.4 million including acquisition costs of $0.2 million, of which, $6.6 million was payable in cash at closing and the remaining $6.6 million represented as a note payable in the accompanying consolidated balance sheet will be payable on June 4, 2005. The transaction is subject to purchase price adjustment represented by an adjustment for finalized working capital, net sales and other contingent items specified within the purchase agreement. The purchase price for the acquisition has been preliminarily allocated to current assets of $11.5 million, property and equipment of $0.5 million, current liabilities of $9.6 million, other liabilities of $0.5 million and goodwill of $11.5 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Edith Roman have been included in the Company’s financial statements since the date of acquisition.

     On June 9, 2004, the Company acquired all the issued and outstanding common stock of OneSource Information Services, Inc. (“OneSource”). OneSource provides primarily Web-based business and financial information products to professionals who need quick access to timely and reliable company, industry, and market intelligence. OneSource’s primary products, the OneSource® Business BrowserSM products, are password-protected, subscription-based products that provide sales, marketing, finance, and management professionals and consultants with industry and company profiles, research reports, media accounts, executive listings and biographies, and financial information on over 1.7 million public and private companies. OneSource customers access this information over the Internet using standard Web browsers.

     The total purchase price was $109.0 million, comprised of cash paid for the outstanding common stock of OneSource of $104.6 million, a merger agreement termination fee associated with the acquisition of $3.0 million and acquisition-related costs of $1.4 million. Additionally, the Company paid $2.3 million for bank financing fees associated with the transaction recorded as deferred financing costs. The purchase price for the acquisition has been preliminarily allocated to current assets of $28.2 million, property and equipment of $5.6 million, other assets of $1.5 million, current liabilities of $20.8 million (including $13.7 million of deferred revenue), other liabilities of $11.6 million and goodwill and other intangibles of $106.1 million. Goodwill and other identified intangibles include: developed technology of $9.0 million (life of 5 years), Corptech database of $2.6 million (life of 3 years), customer lists of $16.6 million (life of 6 years), tradenames and trademarks of $4.4 million (life of 20 years) and goodwill of $73.5 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of OneSource have been included in the Company’s financial statements since the date of acquisition.

     In connection with the preliminary purchase price allocation for OneSource, the Company recorded deferred revenue of $13.7 million, which is less than the carrying value recorded by OneSource at the time of the acquisition. In accordance with EITF Issue 01-03 “Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree”, the Company recorded deferred revenue at the fair value of the assumed liability for fulfillment of customer obligations plus a normal profit margin.

     Assuming Triplex, OneSource and Edith Roman had been acquired on January 1, 2003 and included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and net income per share would have been as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
	(unaudited)
Net sales	$95,938	$96,009	$195,423	$189,363
Net income	$(771)	$1,704	$1,760	$5,590
Basic earnings per share	$(0.01)	$0.03	$0.03	$0.11
Diluted earnings per share	$(0.01)	$0.03	$0.03	$0.11

     The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results that may occur in the future. Pro forma net income includes adjustments for interest expense, amortization of intangible assets, income taxes and valuation of deferred revenue and deferred commission costs for OneSource.

6. CREDIT FACILITY

     On March 25, 2004, the Company financed a new Senior Secured Credit Facility administered by Wells Fargo Bank, N.A. The new credit facility provides for a $120.0 million Term A loan with a maturity date of March 2009 and a $50.0 million revolving line of credit with a maturity date of March 2007.

     On June 4, 2004, the Company negotiated an amended and restated Senior Secured Credit Facility (the “Credit Facility”) administered by Wells Fargo Bank, N.A. in conjunction with the acquisition of OneSource. The Credit Facility provides for a new $80.0 million Term B loan with a maturity date of June 2010.

     The Credit Facility provides for grid-based interest pricing based upon the Company’s consolidated total leverage ratio and ranges from base rate plus 1.00% to 1.75% for base rate loans and LIBOR plus 2.00% to 2.75% for use of the revolving credit facility. The term loans interest rates range from base rate plus 1.50% to 2.00% or LIBOR plus 2.50% to 3.00%. Substantially all of the assets of the Company are pledged as security under the terms of the Credit Facility. At June 30, 2004, the Term A loan had a balance of $115.0 million bearing an interest rate of 3.64%, the Term B loan had a balance of $80.0 million bearing an interest rate of 4.01% and $29.6 million was available under the revolving line of credit.

     The Company is subject to certain financial covenants in the Credit Facility, including minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. Management believes the Company is in compliance with all restrictive covenants in the Credit Facility.

7. NON-CASH STOCK COMPENSATION EXPENSE

     At June 30, 2004, the Company has a nonqualified stock option plan. The Company applies the intrinsic value-based method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company’s pro forma net income and earnings per share would have been as indicated below had the fair value of all option grants been charged to salaries, wages, and benefits in accordance with SFAS No. 123, Accounting for Stock-Based Compensation:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except		(in thousands, except
	per share amounts)		per share amounts)
Net income, as reported	$3,712	$4,725	$8,085	$11,580
Less: Total stock-based employee compensation expense determined under fair value based method, net of taxes	620	653	1,285	1,220

Net income, pro forma	$3,092	$4,072	$6,800	$10,360

Earnings per share:
Basic – as reported	$0.07	$0.09	$0.15	$0.23

Basic – pro forma	$0.06	$0.08	$0.13	$0.20

Diluted – as reported	$007	$0.09	$0.15	$0.23

Diluted – pro forma	$0.06	$0.08	$0.13	$0.20

     The above pro forma results are not likely to be representative of the effects on reported net income for future years since options vest over several years and additional awards generally are made each year.

     The fair value of the weighted average of option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004: volatility of 73.95%, risk free interest rate of 3.29% based on the U.S. Treasury strip yield at the date of grant and expected lives of 5 years.

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

     The Company previously granted non-qualified stock options to non-employee consultants of the Company in connection with consulting agreements executed by the Company. The options vest evenly over four years and have a five-year life. The fair value of the options were estimated, as of the grant date, using the Black-Scholes option pricing model and are updated at each balance sheet date. As such, the Company has recorded a non-cash charge of $458 thousand, related to stock options granted to the consultants during the three months ended June 30, 2004. The charges were recorded as an addition to paid-in-capital.

     One consulting agreement commits the Company to make cash payments of $675 thousand, $775 thousand and $200 thousand in 2003, 2004 and 2005 to the consultant for services rendered. Expense of $175 thousand for this consulting agreement was recorded during the three months ended June 30, 2004 and 2003, respectively.

8. RESTRUCTURING CHARGES

     During the quarter ended June 30, 2004, the Company recorded restructuring charges due to workforce reductions of $1.0 million. The charges included involuntary employee separation costs (severance) for 191 employees in administration, information technology, order production and sales. During the six months ended June 30, 2004, the Company recorded restructuring charges totaling $1.6 million for 287 employees. As of June 30, 2004, an accrual of $1.8 million was included in the accompanying consolidated balance sheet for severance costs remaining to be paid. During the three months ended June 30, 2004, the Company recorded $1.0 million of severance liabilities in conjunction with the acquisition of OneSource and Edith Roman in June 2004 that was included in the determination of purchase price for each of these acquisitions.

     During the quarter ended June 30, 2003, the Company recorded restructuring charges due to workforce reductions of $430 thousand. The charges included involuntary employee separation costs for 59 employees in administration, sales support and marketing functions. During the six months ended June 30, 2003, the Company recorded restructuring charges totaling $1.0 million for 115 employees.

     The following table summarizes activity related to the restructuring charges recorded by the Company during the six months ended June 30, 2004, including the liability accrual balances:

			Amounts recorded
	December 31,	Amounts	as part of	Amounts	June 30,
	2003	expensed	acquisitions	paid	2004
	(In thousands)
Restructuring accrual	$247	1,622	1,008	1,041	$1,836

9. ACQUISITION COSTS

     The Company recorded costs of $239 thousand and $41 thousand during the quarter ended March 31, 2004 and 2003, respectively, and costs of $242 thousand and $54 thousand during the six months ended June 30, 2004 and 2003, respectively, for general and administrative expenses incurred in connection with the integration of acquired companies and for costs associated with potential acquisition efforts. These costs are not direct costs of acquisition and therefore cannot be capitalized as part of the purchase price.

10. OTHER CHARGES

     During the quarter ended March 31, 2004, the Company wrote-off deferred financing costs of $0.1 million related to the prior credit facility as a result of the financing on March 25, 2004 of the Credit Facility described in Note 6.

     On April 26, 2004, the Company redeemed the remainder of its outstanding 91/2% Senior Subordinated Notes of $30.0 million at a premium of 4.75% to face amount. The premium paid on the redemption was $1.5 million, representing amounts paid in excess of the carrying value of the debt. As part of the redemption, the Company recorded charges of $0.6 million for net unamortized debt issue costs related to the Senior Subordinated Notes.

     During the six months ended June 30, 2003, the Company purchased $36.2 million of its 91/2% Senior Subordinated Notes of which $11.5 million were from the Chief Executive Officer. All purchases of 91/2% Senior Subordinated Notes occurred at the same price and under the same terms. As part of these purchases, the Company recorded charges of $0.9 million for related net unamortized debt issue costs and $1.7 million for amounts paid in excess of the carrying value of the debt.

     During the six months ended June 30, 2003, the Company expensed $0.8 million for net unamortized debt issue costs and $0.7 million in bank fees associated with the refinancing of the credit facility.

11. GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consist of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Goodwill	$352,472	$261,398
Less accumulated amortization	59,012	59,012

	$293,460	$202,386

Other intangible assets:
Non-compete agreements	13,534	13,534
Core technology	13,753	4,800
Customer base	24,899	8,372
Trade names	20,241	15,815
Purchased data processing software	73,478	73,478
Acquired database costs	21,591	19,000
Perpetual software license agreement, net	2,533	2,933
Software development costs, net	2,122	2,128
Database development costs, net	540	149
Deferred financing costs	10,871	8,216

	183,562	148,425
Less accumulated amortization	110,637	103,202

	$72,925	$45,223

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

     Sales Overview

     Our revenue has historically been derived predominantly through the sale of customized sales lead generation products. We have successfully capitalized on new markets and applications for our proprietary databases, as our Company expanded product and service offerings. We began to recognize significant revenue from data processing services in 1997, following the acquisition of Database America and continued expanding our data processing revenue with the acquisition of Donnelley Marketing in July of 1999. The acquisition of Donnelley Marketing enhanced our proprietary consumer database and database marketing services. The merger made us the only company in our industry to offer proprietary business and consumer data, data processing, and database marketing services and gave us the ability to offer complete solutions and fulfill substantially all the database, data processing, and database marketing needs of our Fortune 1000 customers. Walter Karl and JAMI Marketing were acquired in 1998 providing the Company’s direct entry into the complimentary sales list brokerage and list management industries. The Company has recognized strong Internet license revenue and Internet content sales since 1999 and believes there is significant opportunity to expand the market for our products and services over the Internet. The Company acquired Polk City Directories in 2001 and Hill-Donnelly and City Publishing in 2002, expanding the Company’s presence in the published directories markets, specifically the criss-cross reference directory market. Finally, the Company’s acquisitions of ClickAction, Yesmail and Markado during 2002 and 2003 provided the entrance to yet another complimentary sales market offering e-mail customer acquisition and customer retention solutions. The Company’s acquisitions of Triplex, Edith Roman and OneSource during 2004 significantly increase the Company’s customer bases in data processing, list brokerage and management and Web-based business and financial information solutions. We estimate that no customer represented greater than approximately 5% of our net sales in 2003.

     During late 2003, the Company began to focus on migrating customer within its infoUSA group, which principally serves small business customers, from one-time sales leads products to subscription-based products. These products include directory products, vertical databases, online sales leads, and custom sales leads and products for sales people and small office / home office markets. Conversions from one-time sales to this subscription format will cause this group to experience short-term reductions in reported revenue due to the deferred revenue recognition practices associated with the sale of these types of products. Sales of subscription-based products require the Company to recognize revenues over the subscription period instead of at the time of sale.

     Financial Performance

     Operating income for the six months ended June 30, 2004 was $19.3 million, or 12% of net sales, down from $29.5 million, or 19% of net sales, for the same period in 2003, as the Company continued to make extensive investments in increased sales staff, advertising and marketing to grow revenue internally. Additionally, companies acquired during 2004 including Triplex, Edith Roman and OneSource historically had higher operating cost structures at the time of acquisition, expressed as a percentage of net sales, than the Company’s existing businesses.

     EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), as adjusted, margins were down from 28% of net sales for the six months ended June 30, 2003 to 21% of net sales for the same period in 2004 due to the same reasons described above for the decrease in operating income. Company management utilizes the non-GAAP financial disclosure of EBITDA, as adjusted, as a key financial measure in the analysis of its financial performance, as it does with similar GAAP financial measures including operating income and cash flows from operations. The Company’s Facility provides for financial covenants that are based on EBITDA, as adjusted. Additionally, the Company has historically had a significant amount of recorded goodwill and purchased intangibles resulting from the acquisition of other companies, and the amount of non-cash amortization expense associated with these acquisitions has varied significantly between reporting periods. The Company’s calculation of EBITDA is defined by footnote in the accompanying financial data table.

     Mergers and Acquisitions

     The Company has historically supplemented its internal growth through strategic acquisitions. The Company has completed over 20 acquisitions since 1996. The Company has increased its presence in the consumer marketing information industry, greatly increased its ability to provide data processing solutions, increased its presence in list management and list brokerage services and broadened its offerings for e-mail and business marketing information. During 2002 and 2003, the Company enhanced its presence in e-mail marketing services and solutions with the acquisition of DoubleClick’s email deployment business, ClickAction, Yesmail and Markado. The Company also continued to consolidate the printed and online directory industry with its acquisition of Polk City Directories in 2001 and the Hill-Donnelly and City Publishing directory companies during 2002. As described in the notes to the accompanying financial statements, the Company acquired Triplex during February 2004 expanding its data processing solutions in the non-profit and catalog markets, Edith Roman during June 2004 increasing its customer base related to list brokerage, list management and email acquisition and retention solutions, and finally, OneSource in June 2004 adding Web-based business and financial information products for professionals who need quick access to timely and reliable company, industry, and market intelligence.

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

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	100%	100%	100%	100%
Costs and expenses:
Database and production costs	30	28	30	28
Selling, general and administrative	48	43	49	43
Depreciation	4	5	4	5
Amortization	4	4	4	4
Non-cash stock compensation expense	1	—	—	—
Restructuring charges	1	1	1	1
Acquisition costs	—	—	—	—

Total costs and expenses	88	81	88	81

Operating income	12	19	12	19
Other expense, net	(5)	(9)	(4)	(7)

Income before income taxes	7	10	8	12
Income taxes	3	4	3	5

Net income	4%	6%	5%	7%

OTHER DATA:
	(in thousands)		(in thousands)
SALES BY SEGMENT:
infoUSA Group	$38,273	$40,088	$78,290	$79,654
Donnelley Group	45,521	38,743	86,315	75,257

Total	$83,794	$78,831	$164,605	$154,911

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
infoUSA Group	46%	51%	48%	52%
Donnelley Group	54	49	52	48

Total	100%	100%	100%	100%

	(in thousands)		(in thousands)
Amortization expense of intangible assets (1)	$3,616	$3,326	$7,062	$6,650

Earnings before, interest, taxes, depreciation and amortization, (EBITDA), as adjusted (2)	$17,704	$22,256	$33,857	$43,734

EBITDA, as adjusted, as a percentage of net sales	21%	28%	21%	28%

			(in thousands)
Cash Flow Data:
Net cash from operating activities			$26,216	$27,369

Net cash used in investing activities			$(114,104)	$(7,449)

Net cash from (used) in financing activities			$94,578	$(22,234)

(1) This represents amortization expense recorded by the Company on amortizable intangible assets recorded as part of the acquisition of other companies, and excludes amortization related to deferred financing costs, software development costs and other intangible assets not recorded as part of an acquisition of another company.

(2) “EBITDA”, as adjusted, is defined as net income adjusted to exclude depreciation and amortization, non-operating other charges, income taxes, interest expense, investment income and non-cash stock compensation expenses. EBITDA is presented because it is a widely accepted measure of performance that eliminates the effects of a variety of methods used for deprecation and amortization that have changed over time. However, EBITDA, does not purport to represent cash provided by operating activities as reflected in the Company’s consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, may not be comparable to similar measures reported by other companies.

     The following provides a reconciliation of net income to EBITDA, as adjusted:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$3,712	$4,725	$8,085	$11,580
Other charges	2,079	3,810	2,223	4,145
Investment income	243	(146)	42	(828)
Interest expense	1,761	3,596	3,975	7,257
Income taxes	2,275	3,169	4,956	7,303
Depreciation	3,560	3,707	6,874	7,558
Amortization	3,616	3,326	7,062	6,650
Non-cash stock compensation	458	69	640	69

EBITDA, as adjusted	$17,704	$22,256	$33,857	$43,734

Net sales

     Net sales for the quarter ended June 30, 2004 were $83.8 million, an increase of 6% from $78.8 million for the same period in 2003. Net sales for the six months ended June 30, 2004 were $164.6 million, an increase of 6% from $154.9 million for the same period in 2003.

     Net sales of the infoUSA Group segment for the quarter ended June 30, 2004 were $38.3 million, a 5% decrease from $40.1 million for the same period in 2003. Net sales of the infoUSA Group segment for the six months ended June 30, 2004 were $78.3 million, a 2% decrease from $79.7 million for the same period in 2003. The decrease in net sales is principally due to a decline in net sales for the Polk City Directories division. The infoUSA Group segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet.

     Net sales of the Donnelley Group segment for the quarter ended June 30, 2004 were $45.5 million, a 17% increase from $38.7 million for the same period in 2003. Net sales of the Donnelley Group segment for the six months ended June 30, 2004 were $86.3 million, a 15% increase from $75.3 million for the same period in 2003. The increase was principally due to the acquisition of Triplex in February 2004 and Edith Roman and OneSource in June 2004. The Donnelley Group segment principally engages in the selling of data processing services, Web-based business and financial information products and services, licensed databases, database marketing solutions, e-mail marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services.

Database and production costs

     Database and production costs for the quarter ended June 30, 2004 were $24.8 million, or 30% of net sales, compared to $22.2 million, or 28% of net sales for the same period in 2003. Database and production costs for the six months ended June 30, 2004 were $48.7 million, or 30% of net sales, compared to $43.1 million, or 28% of net sales for the same period in 2003. The increase in database and production costs principally relates to the acquisition of Triplex in February 2004 and OneSource in June 2004. These acquired companies historically had higher database and production costs structures, expressed as a percentage of net sales, than the Company’s existing businesses.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the quarter ended June 30, 2004 were $40.0 million, or 48% of net sales, compared to $33.9 million, or 43% of net sales for the same period in 2003. Selling, general and administrative expenses for the six months ended June 30, 2004 were $80.2 million, or 49% of net sales, compared to $67.0 million, or 43% of net sales for the same period in 2003. The increase in selling, general and administrative expenses principally relates to the Company’s planned increase in direct marketing costs and the addition of approximately 200 sales staff beginning during the second half of 2003. Additionally, the increase is due to the acquisition of companies during the first six months of 2004 including Triplex, Edith Roman and OneSource. These acquired companies historically had higher selling, general and administrative cost structures, expressed as a percentage of net sales, than the Company’s existing businesses.

Depreciation expense

     Depreciation expense for the quarter ended June 30, 2004 was $3.6 million, or 4% of net sales, compared to $3.7 million, or 5% of net sales for the same period in 2003. Depreciation expense for the six months ended June 30, 2004 was $6.9 million, or 4% of net sales, compared to $7.6 million, or 5% of net sales for the same period in 2003.

Amortization expense

     Amortization expense for the quarter ended June 30, 2004 was $3.6 million, or 4% of net sales, compared to $3.3 million, or 4% of net sales for the same period in 2003. Amortization expense for the six months ended June 30, 2004 was $7.1 million, or 4% of net sales, compared to $6.7 million, or 4% of net sales, for the same period in 2003. Amortization expense is expected to increase as a percentage of net sales as identified intangible assets recorded as part of the acquisition of OneSource totaling $32.6 million will be amortized. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. SFAS No. 142 requires the Company to complete an annual impairment test on goodwill and other intangible assets with an indefinite life rather than record amortization expense on those assets. The Company last completed impairment tests as of October 31, 2003, as required by SFAS 142, and established that no impairment exists.

Non-cash stock compensation expense

     During the quarter ended June 30, 2004, the Company recorded non-cash charges of $458 thousand, compared to $69 thousand for the same period in 2003. During the six months ended June 30, 2004, the Company recorded non-cash charges of $640 thousand, compared to $69 thousand for the same period in 2003. These charges represent non-cash stock compensation expense related to non-employee consulting agreements. The Company will incur additional non-cash compensation expense for these consultants’ options during the vesting period of those options. The amount of compensation expense will be affected by changes in the fair value of the Company’s common stock and interest rates.

Restructuring costs

     The Company recorded restructuring charges (severance) during the quarters ended June 30, 2004 and 2003 of $1.0 million and $0.4 million, respectively, related to workforce reductions as a part of the Company’s continuing strategy to reduce unnecessary costs and focus on core operations. Restructuring charges recorded during the six months ended June 30, 2004 and 2003 were $1.6 million and $1.0 million, respectively. The workforce reduction charges included involuntary employee separation costs during 2004 and 2003 for approximately 287 and 115 employees, respectively.

Acquisition costs

     The Company recorded integration-related costs during the quarters ended June 30, 2004 and 2003 of $239 thousand and $41 thousand, respectively. Acquisition costs recorded during the six months ended June 30, 2004 and 2003 were $242 thousand and $54 thousand, respectively. Acquisition costs include costs related to unsuccessful acquisition efforts and integration-related costs including general and administrative costs, information system conversion costs and other direct integration-related charges. These costs were not directly related to the recent acquisitions of various companies, and therefore could not be capitalized.

Operating income

     Including the factors previously described, the Company had operating income of $10.0 million, or 12% of net sales during the quarter ended June 30, 2004, compared to operating income of $15.2 million, or 19% of net sales for the same period in 2003. The Company had operating income of $19.3 million, or 12% of net sales during the six months ended June 30, 2004, compared to operating income of $29.5 million, or 19% for the same period in 2003. The decrease in operating income as a percentage of net sales is a result of the following items: 1) the Company’s planned increase in direct marketing costs and the addition of sales staff, beginning during the second half of 2003, 2) a decline in net sales for Polk City Directories, and 3) increased operating expenses represented as percentage of net sales associated with companies acquired in 2004 including Triplex, Edith Roman and OneSource.

     Operating income for the infoUSA Group segment for the quarter ended June 30, 2004 was $13.3 million, or 35% of net sales, as compared to $15.4 million, or 42% of net sales for the same period in 2003. Operating income for the infoUSA Group segment for the six months ended June 30, 2004 was $25.8 million, or 33% of net sales, as compared to $30.6 million, or 38% of net sales for the same period in 2003. The decrease in operating income as a percentage of nets sales is principally due to items 1) and 2) described in the preceding paragraph.

     Operating income for the Donnelley Group segment for the quarter ended June 30, 2004 was $19.0 million, or 42% of net sales, as compared to $19.2 million, or 50% of net sales for the same period in 2003. Operating income for the Donnelley Group segment for the six months ended June 30, 2004 was $38.0 million, or 44% of net sales, as compared to $37.4 million, or 50% of net sales for the same period in 2003. The decrease in operating income as a percentage net sales is principally due to increased operating expenses represented as percentage of net sales associated with companies acquired during 2004 including Triplex, Edith Roman and OneSource.

Other income (expense), net

     Other expense, net was $(4.1) million, or 5% of net sales, and $(7.3) million, or 9% of net sales, for the quarters ended June 30, 2004 and 2003, respectively. Other expense, net was $(6.2) million, or 4% of net sales, and $(10.6) million, or 7% of net sales, for the six months ended June 30, 2004 and 2003, respectively. Other income or (expense), net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating income and operating expense of the Company.

     Interest expense was $1.8 million and $3.6 million for the quarters ended June 30, 2004 and 2003, respectively. Interest expense was $4.0 million and $7.3 million for the six months ended June 30, 2004 and 2003, respectively. The decrease is principally due to lower interest rates on the Company’s former credit facility refinanced in May 2003, the reduction in the amount of 9 1/2 % Senior Subordinated Notes outstanding and favorable interest rates. Investment income (loss) was $(243) thousand and $146 thousand, for the quarters ended June 30, 2004 and 2003, respectively and $(42) thousand and $828 thousand for the six months ended June 30, 2004 and 2003, respectively.

     During the quarter ended March 31, 2004, the Company wrote-off deferred financing costs of $0.1 million related to the prior credit facility as a result of the financing on March 25, 2004 of the Credit Facility described in Note 6.

     On April 26, 2004, the Company redeemed the remainder of its outstanding 91/2% Senior Subordinated Notes of $30.0 million at a premium of 4.75% to face amount. The premium paid on the redemption was $1.5 million, representing amounts paid in excess of the carrying value of the debt. As part of the redemption, the Company recorded charges of $0.6 million for net unamortized debt issue costs related to the Senior Subordinated Notes.

     During the six months ended June 30, 2003, the Company purchased $36.2 million of its 91/2% Senior Subordinated Notes of which $11.5 million were from the Chief Executive Officer. All purchases of 91/2% Senior Subordinated Notes occurred at the same price and under the same terms. As part of these purchases, the Company recorded charges of $0.9 million for related net unamortized debt issue costs and $1.7 million for amounts paid in excess of the carrying value of the debt.

     During the six months ended June 30, 2003, the Company expensed $0.8 million for net unamortized debt issue costs and $0.7 million in bank fees associated with the refinancing of the credit facility.

Income taxes

     A provision for income taxes of $2.3 million and $3.2 million was recorded during the quarters ended June 30, 2004 and 2003, respectively and $5.0 million and $7.3 million for the six months ended June 30, 2004 and 2003, reflecting an effective income tax rate of approximately 38%.

EBITDA, as adjusted

     The Company’s EBITDA, as adjusted, was $17.7 million, or 21% of net sales during the quarter ended June 30, 2004, compared to $22.3 million, or 28% of net sales for the same period in 2003. The Company’s EBITDA, as adjusted, was $33.9 million, or 21% of net sales during the six months ended June 30, 2004, compared to $43.7 million, or 28% of net sales for the same period in 2003. The decrease in EBITDA, as adjusted, represented as a percentage of net sales principally relates to the Company’s planned increase in direct marketing costs and the addition of approximately 200 sales staff during the latter half of 2003.

     Liquidity and Capital Resources

     Overview

       Our principal sources of liquidity are cash flow provided by our operating activities, our revolving credit facilities, and cash and cash equivalents on hand. Our ability to generate cash from our operations is one of our fundamental financial strengths. We use cash flows from operations, along with borrowings, to fund capital expenditures, pursue growth initiatives, make acquisitions and retire outstanding indebtedness.

     General Information- Debt Instruments, Financial Covenants and Sources and Uses of Cash

     On March 25, 2004, the Company financed a new Senior Secured Credit Facility administered by Wells Fargo Bank, N.A. The new credit facility provides for a $120.0 million Term A loan with a maturity date of March 2009 and a $50.0 million revolving line of credit with a maturity date of March 2007.

     On June 4, 2004, the Company negotiated an amended and restated Senior Secured Credit Facility (the “Credit Facility”) administered by Wells Fargo Bank, N.A. in conjunction with the acquisition of OneSource. The Credit Facility provides for a new $80.0 million Term B loan with a maturity date of June 2010.

     The Credit Facility provides for grid-based interest pricing based upon the Company’s consolidated total leverage ratio and ranges from base rate plus 1.00% to 1.75% for base rate loans and LIBOR plus 2.00% to 2.75% for use of the revolving credit facility. The term loans interest rates range from base rate plus 1.50% to 2.00% or LIBOR plus 2.50% to 3.00%. Substantially all of the assets of the Company are pledged as security under the terms of the Credit Facility. At June 30, 2004, the Term A loan had a balance of $115.0 million bearing an interest rate of 3.64%, the Term B loan had a balance of $80.0 million bearing an interest rate of 4.01% and $29.6 million was available under the revolving credit facility.

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

     Selected Consolidated Statements of Cash Flows Information

     As of June 30, 2004, the Company’s principal sources of liquidity included $29.6 million available under the Senior Secured Credit Facility. As of June 30, 2004, the Company had a working capital deficit of $4.9 million.

     Net cash provided by operating activities during the six months ended June 30, 2004 totaled $26.2 million compared to $27.4 million for the same period in 2003.

     During the six months ended June 30, 2004, the Company spent $2.5 million for additions of property and equipment and $1.0 million related to software and database development costs, compared to $2.6 million and $0.2 million, respectively during the same period in 2003.

     During the six months ended June 30, 2004, the Company spent a total of $109.4 million for acquisitions of businesses, net of cash acquired of $19.3 million. The Company paid $6.2 million for Triplex (net of cash acquired of $0.2 million) including capitalized acquisition costs of $0.3 million. The Company paid $12.2 million for Edith Roman (net of cash acquired of $1.2 million) including capitalized acquisition costs of $0.2 million. The Company paid $91.1 million for OneSource (net of cash acquired of $17.9 million) including capitalized acquisition costs of $1.4 million.

     During the six months ended June 30, 2004, the Company borrowed a total of $272.8 million in debt while making repayments on debt totaling $179.6 million during the same period. These amounts reflect activity for the financing of the acquisitions of Triplex, Edith Roman and OneSource during 2004, the refinancing of the Company’s Senior Secured Credit Facility in March 2004 and the redemption of the Company’s 91/2% Senior Subordinated Notes in April 2004.

     Selected Consolidated Balance Sheet Information

     Trade accounts receivable increased to $50.8 million at June 30, 2004 from $40.9 million at December 31, 2003. The increase is principally due to the acquisition of OneSource in June 2004. The day’s sales outstanding (“DSO”) ratio, excluding OneSource, for the six months ended June 30, 2004 was 45 days compared to 45 days for the same period in 2003.

     List brokerage trade accounts receivable increased to $21.2 million at June 30, 2004 from $12.8 million at December 31, 2003. The increase is due to the acquisition of Edith Roman in June 2004, which provides list brokerage sales operations.

     Deferred marketing costs decreased to $3.0 million at June 30, 2004 from $5.5 million at December 31, 2003. The decrease is the direct result of the Company’s decreased spending during the six months ended June 30, 2004 from the level of spending incurred during the latter half of 2003 on direct marketing costs that are subject to deferral and amortization.

     List brokerage trade accounts payable increased to $15.6 million at June 30, 2004 from $9.5 million at December 31, 2003. The increase is due to the acquisition of Edith Roman in June 2004, which provides list brokerage sales operations.

     Deferred revenue increased to $42.1 million at June 30, 2004 from $19.8 million at December 31, 2003. The increase is principally due to the acquisition of OneSource in June 2004.

     Long-term debt, net of current portion increased to $211.4 million at June 30, 2004 from $122.5 million at December 31, 2003. The net increase is due to the financed acquisitions of Triplex, Edith Roman and OneSource during 2004.

     Selected other balance sheet accounts including prepaid expenses, accounts payable, accrued expenses and accrued payroll expenses increased (decreased) moderately from their respective account balances at June 30, 2004 from their respective account balances at December 31, 2003. The increase (decrease) in these account balances is due to the acquisition of certain companies during 2004 and payment timing differences related to various general operating expenses.

     Other than facility leasing arrangements, the Company does not engage in off-balance sheet financing activities.

     Accounting Standards

     In January 2003, the FASB issued FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities. FIN No. 46 (Revised) addresses consolidation by business enterprises of certain variable interest entities. The effective date for this Interpretation for the Company, as amended, was March 31, 2004. The adoption of this Interpretation did not have an impact on the financial statements of the Company.

     The Financial Accounting Standards Board (FASB) issued an exposure draft on March 31, 2004 addressing accounting for share-based payments. The objective of this proposed statement is to make one accounting standard available for share-based payments that would require a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). For public entities, the proposed statement would be applied prospectively for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. Additionally, public entities would apply the provisions of the proposed statement in recognizing compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted. If the final statement is issued as proposed, management anticipates that adopting the new statement will not have a material impact upon the Company’s operating results for financial condition.

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

     As of June 30, 2004, we had total indebtedness of $236.1 million. Substantially all of our assets are pledged as security under the terms of the Credit Facility.

     Our ability to pay principal and interest on the indebtedness under the Credit Facility and our ability to satisfy our other debt obligations will depend upon our future operating performance. Our performance will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. The future availability of revolving credit under the Credit Facility will depend on, among other things, our ability to meet certain specified financial ratios and maintenance tests. We expect that our operating cash flow should be sufficient to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due. If we are unable to service our indebtedness, however, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the Credit Facility) or seeking additional equity capital. We may not be able to implement any such measures or obtain additional financing or terms that are favorable or satisfactory to us, if at all.

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

     Our business strategy includes continued growth through acquisitions of complementary products, technologies or businesses. We have made over 20 acquisitions since 1996 and completed the integration of these acquisitions into our existing business by the end of 2003, with the exception of those companies recently acquired during 2004. We continue to evaluate strategic opportunities available to us and intend to pursue opportunities that we believe fit our business strategy. Acquisitions of companies, products or technologies may result in the diversion of management’s time and attention from day-to-day operations of our business and may entail numerous other risks, including difficulties in assimilating and integrating acquired operations, databases, products, corporate cultures and personnel, potential loss of key employees of acquired businesses, difficulties in applying our internal controls to acquired businesses, and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent our efforts to integrate future acquisitions fail, our business, financial condition and results of operations would be adversely affected.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to material future earnings or cash flow exposures from changes in interest rates as nearly all of the Company’s debt is not at fixed rates. At June 30, 2004, the fair value of the Company’s long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At June 30, 2004, the Company had long-term debt with a carrying value of $236.1 million and estimated fair value of the same. The Company has no significant operations subject to risks of foreign currency fluctuations.

ITEM 4.
CONTROLS AND PROCEDURES

     As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e) and Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004 in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no changes in internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

infoUSA INC.
FORM 10-Q

FOR THE QUARTER ENDED

June 30, 2004

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

* Filed herewith

     (b) Reports on Form 8-K

     The Company filed a Form 8-K under Item 7 and 9 on April 14, 2004 announcing its first quarter 2004 financial results; a Form 8-K under Item 7 and 9 on April 16, 2004 announcing supplemental first quarter 2004 operating results; a Form 8-K under Item 7 and 11 on April 19, 2004 announcing the end of a blackout on trading of the Company’s common stock related to the change in plan administrators of the Company’s 401 (k) Plan; a Form 8-K under Item 5 and 7 announcing the proposed acquisition of OneSource Information Services, Inc. and Subsidiaries on April 29, 2004; and a Form 8-K under Item 2 and 7 announcing the pending acquisition of OneSource Information Services, Inc. and Subsidiaries on June 3, 2004.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

infoUSA INC.

Date: August 9, 2004	/s/ Michael Schultz

Michael Schultz, Controller
(principal accounting officer)

Date: August 9, 2004	/s/ Raj Das

Raj Das, Chief Financial Officer

INDEX TO EXHIBITS

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Filed herewith