Form 10-Q/A
period 2004-06-30
INFOUSA INC
filed 2004-08-10
CIK 879437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

infoUSA INC.

The Registrant hereby amends its report on Form 10-Q for the quarterly period ended June 30, 2004 for the restatement of the Registrant's consolidated balance sheet as of June 30, 2004 to correct two amounts that had been inadvertently entered into the document being prepared for submission. The two amounts include total current liabilities and deferred income taxes.

infoUSA INC.

FORM 10-Q

FOR THE QUARTER ENDED

June 30, 2004

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$9,376	$2,686
Marketable securities	3,628	3,685
Trade accounts receivable, net of allowances of $1,918 and $2,492, respectively	50,782	40,922
List brokerage trade accounts receivable	21,230	12,844
Income taxes receivable	1,633	1,046
Prepaid expenses	8,586	4,985
Deferred marketing costs	3,040	5,457

Total current assets	98,275	71,625

Property and equipment, net	47,529	40,984
Goodwill, net	293,460	202,386
Intangible assets, net	72,925	45,223
Other assets	7,478	6,128

	$519,667	$366,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$24,792	$17,280
Accounts payable	16,237	16,212
List brokerage trade accounts payable	15,588	9,516
Accrued payroll expenses	17,961	17,793
Accrued expenses	8,001	824
Income taxes payable	—	—
Deferred income taxes	3,294	3,241
Deferred revenues	42,104	19,824

Total current liabilities	127,977	84,690

Long-term debt, net of current portion	211,357	122,485
Deferred income taxes	18,488	8,553
Deferred revenue	—	3,000
Other liabilities	1,397	1,397
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 53,428,426 shares issued and 52,976,722 outstanding at June 30, 2004 and 52,808,835 shares issued and 52,271,323 outstanding at December 31, 2003	134	132
Paid-in capital	105,210	99,447
Retained earnings	60,017	51,932
Treasury stock, at cost, 451,704 shares held at June 30, 2004 and 537,512 held at December 31, 2003	(2,749)	(3,247)
Notes receivable from officers	(328)	(325)
Accumulated other comprehensive loss	(1,836)	(1,718)

Total stockholders’ equity	160,448	146,221

	$519,667	$366,346

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

     Selected Consolidated Statements of Cash Flows Information

     As of June 30, 2004, the Company’s principal sources of liquidity included $29.6 million available under the Senior Secured Credit Facility. As of June 30, 2004, the Company had a working capital deficit of $29.7 million.

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

infoUSA INC.

Date: August 10, 2004	/s/ Michael Schultz

Michael Schultz, Controller
(principal accounting officer)

Date: August 10, 2004	/s/ Raj Das

Raj Das, Chief Financial Officer

INDEX TO EXHIBITS

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Filed herewith