Form 10-Q
period 2004-09-30
INFOUSA INC
filed 2004-11-09
CIK 879437

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

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

53,452,881 shares of Common Stock at October 20, 2004

infoUSA INC.

infoUSA INC.

FORM 10-Q

FOR THE QUARTER ENDED

September 30, 2004

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2004	2003
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$10,101	$2,686
Marketable securities	2,740	3,685
Trade accounts receivable, net of allowances of $1,586 and $2,492, respectively	46,960	40,922
List brokerage trade accounts receivable	21,280	12,844
Income taxes receivable	2,461	1,046
Prepaid expenses	8,715	4,985
Deferred marketing costs	2,621	5,457

Total current assets	94,878	71,625

Property and equipment, net	43,452	40,984
Goodwill, net	299,480	202,386
Intangible assets, net	70,681	45,223
Other assets	8,400	6,128

	$516,891	$366,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$32,894	$17,280
Accounts payable	16,373	16,212
List brokerage trade accounts payable	16,914	9,516
Accrued payroll expenses	16,812	17,793
Accrued expenses	6,964	824
Deferred income taxes	3,714	3,241
Deferred revenues	44,119	19,824

Total current liabilities	137,790	84,690

Long-term debt, net of current portion	187,704	122,485
Deferred income taxes	24,587	8,553
Deferred revenue	—	3,000
Other liabilities	1,397	1,397
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 53,442,026 shares issued and 53,027,874 outstanding at September 30, 2004 and 52,808,835 shares issued and 52,271,323 outstanding at December 31, 2003	134	132
Paid-in capital	105,362	99,447
Retained earnings	65,062	51,932
Treasury stock, at cost, 414,152 shares held at September 30, 2004 and 537,512 held at December 31, 2003	(2,531)	(3,247)
Notes receivable from officers	(336)	(325)
Accumulated other comprehensive loss	(2,278)	(1,718)

Total stockholders’ equity	165,413	146,221

	$516,891	$366,346

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2004	2003	2004	2003
	(UNAUDITED)		(UNAUDITED)
Net sales	$90,172	$77,379	$254,777	$232,290
Costs and expenses:
Database and production costs	27,634	21,416	76,318	64,556
Selling, general and administrative (excluding non-cash stock option compensation expense of $(45) and $76 for the three months and $595 and $145 for the nine months ended September 30, 2004 and 2003, respectively)	43,046	36,827	123,246	103,825
Depreciation and amortization of operating assets	3,523	3,696	10,397	11,254
Amortization of intangible assets	4,409	3,310	11,471	9,960
Non-cash stock option compensation	(45)	76	595	145
Litigation settlement charge	—	1,667	—	1,667
Restructuring charges	766	645	2,388	1,630
Acquisition costs	79	—	321	54

Total operating costs and expenses	79,412	67,637	224,736	193,091

Operating income	10,760	9,742	30,041	39,199
Other income (expense):
Investment income (loss)	(177)	394	(219)	1,222
Other charges	—	(2,240)	(2,223)	(6,385)
Interest expense	(2,447)	(2,243)	(6,422)	(9,500)

Other expense, net	(2,624)	(4,089)	(8,864)	(14,663)
Income before income taxes	8,136	5,653	21,177	24,536
Income taxes	3,091	2,021	8,047	9,324

Net income	$5,045	$3,632	$13,130	$15,212

Basic earnings per share:	$0.10	$0.07	$0.25	$0.30

Diluted earnings per share:	$0.10	$0.07	$0.25	$0.30

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	NINE MONTHS ENDED
	September 30,
	2004	2003
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,130	$15,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	10,397	11,254
Amortization of intangible assets	11,471	9,960
Amortization of deferred financing costs	203	539
Deferred income taxes	723	4,304
Tax benefit related to employee stock options	762	—
Non-cash stock option compensation expense	595	145
Non-cash 401(k) contribution in common stock	1,146	1,028
(Gain) loss on sale of assets	275	(860)
Non-cash other charges	796	2,482
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	3,846	6,727
List brokerage trade accounts receivable	1,268	4,014
Prepaid expenses and other assets	(960)	(5,185)
Deferred marketing costs	2,836	(1,853)
Accounts payable	(4,311)	(533)
List brokerage trade accounts payable	(880)	(4,179)
Income taxes receivable and payable, net	261	(4,726)
Accrued expenses and other liabilities	4,233	(785)

Net cash provided by operating activities	45,791	37,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of other investments	2,508	1,628
Purchase of other investments	(3,948)	(626)
Purchases of property and equipment	(3,721)	(4,657)
Acquisitions of businesses, net of cash acquired	(109,766)	(5,494)
Software and database development costs	(1,894)	(743)

Net cash used in investing activities	(116,821)	(9,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(195,613)	(137,041)
Proceeds of long-term debt	272,833	100,000
Deferred financing costs paid	(2,902)	(141)
Proceeds from repayment of officer loan	—	496
Proceeds from exercise of stock options	4,127	5,890

Net cash used in financing activities	78,445	(30,796)

Net increase (decrease) in cash and cash equivalents	7,415	(3,144)
Cash and cash equivalents, beginning of period	2,686	6,285

Cash and cash equivalents, end of period	$10,101	$3,141

Supplemental cash flow information:
Interest paid	$6,208	$8,390

Income taxes paid	$6,053	$9,904

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

     The Company suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. That report includes a summary of our critical accounting policies. There have been no material changes in the accounting policies followed by us during fiscal 2004.

     The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.

2. EARNINGS PER SHARE INFORMATION

     The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In Thousands)
	2004	2003	2004	2003
Weighted average number of shares used in basic EPS	53,005	51,676	52,630	51,351
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	312	681	493	102

Weighted average number of shares outstanding used in diluted EPS	53,317	52,357	53,123	51,453

3. SEGMENT INFORMATION

     The Company currently reports financial information on two business segments.

     The infoUSA Group (formerly known as the Small Business segment) licenses its sales leads, mailing lists, databases, and other database marketing services to small and medium size businesses, entrepreneurs, professionals, and sales executives. This segment also includes the sale of our database content on the Internet.

     The Donnelley Group (formerly known as the Large Business segment) provides licensing of the infoUSA database, direct marketing services, database marketing services, e-mail marketing services, and list brokerage and list management services to large businesses, i.e. businesses with 1,000 or more employees.

     The infoUSA Group and Donnelley Group reflect actual net sales, order production costs, identifiable direct sales and marketing costs. The remaining indirect costs are presented as a reconciling item in corporate activities.

     The corporate activities group includes the compilation of our proprietary databases, such as 14 million businesses, 220 million consumers, 5.2 million new homeowners, 17.0 million new movers, 2.6 million new business formations and other databases. They also include the cost for database verification, administrative function of the company and other identified gains (losses).

     The Company accounts for property and equipment on a consolidated basis. The Company’s property and equipment is shared by the Company’s business segments. Depreciation expense is recorded in corporate activities.

     Goodwill, net of accumulated amortization for the Donnelley Group segment increased from $174.2 million at September 30, 2003 to $258.3 million at September 30, 2004. The increase in goodwill is due to the acquisition of Triplex in February 2004, OneSource in June 2004 and Edith Roman in June 2004.

     The Company has no intercompany sales or intercompany expense transactions. Accordingly, there are no adjustments necessary to eliminate amounts between the Company’s segments. The following table summarizes segment information:

	For The Three Months Ended September 30, 2004
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$32,814	$57,358	$—	$90,172
Non-cash stock compensation	—	—	45	45
Restructuring charges	—	—	(766)	(766)
Acquisition costs	—	—	(79)	(79)
Operating income (loss)	9,789	21,596	(20,625)	10,760
Investment loss	—	—	(177)	(177)
Interest expense	—	—	(2,447)	(2,447)
Income (loss) before income taxes	9,789	21,596	(23,249)	8,136
Goodwill, net of amortization	41,152	258,328	—	299,480

	For The Three Months Ended September 30, 2003
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$37,902	$39,477	$—	$77,379
Non-cash stock compensation	—	—	(76)	(76)
Litigation settlement charge	—	—	(1,667)	(1,667)
Restructuring charges	—	—	(645)	(645)
Operating income (loss)	10,423	20,009	(20,690)	9,742
Investment income	—	—	394	394
Other charges	—	—	(2,240)	(2,240)
Interest expense	—	—	(2,243)	(2,243)
Income (loss) before income taxes	10,423	20,009	(24,779)	5,653
Goodwill, net of amortization	41,152	174,234	—	215,386

	For The Nine Months Ended September 30, 2004
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$111,104	$143,673	$—	$254,777
Non-cash stock compensation	—	—	(595)	(595)
Restructuring charges	—	—	(2,388)	(2,388)
Acquisition costs	—	—	(321)	(321)
Operating income (loss)	35,597	59,614	(65,170)	30,041
Investment loss	—	—	(219)	(219)
Other charges	—	—	(2,223)	(2,223)
Interest expense	—	—	(6,422)	(6,422)
Income (loss) before income taxes	35,597	59,614	(74,034)	21,177
Goodwill, net of amortization	41,152	258,328	—	299,480

	For The Nine Months Ended September 30, 2003
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$117,556	$114,734	$—	$232,290
Non-cash stock compensation	—	—	(145)	(145)
Litigation settlement charge	—	—	(1,667)	(1,667)
Restructuring charges	—	—	(1,630)	(1,630)
Acquisition costs	—	—	(54)	(54)
Operating income (loss)	41,006	57,365	(59,172)	39,199
Investment income	—	—	1,222	1,222
Other charges	—	—	(6,385)	(6,385)
Interest expense	—	—	(9,500)	(9,500)
Income (loss) before income taxes	41,006	57,365	(73,835)	24,536
Goodwill, net of amortization	41,152	174,234	—	215,386

4. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss), including the components of other comprehensive income (loss), are as follows:

	For The Three		For The Nine
	Months Ended		Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net income	$5,045	$3,632	$13,130	$15,212
Other comprehensive income:
Unrealized gain from investments:
Unrealized gains (losses)	(655)	(57)	(845)	136
Related tax expense	249	22	321	(52)

Net	(406)	(35)	(524)	84

Foreign currency translation adjustments:
Unrealized losses	(36)	—	(36)	—

Pension plan:
Unrealized losses	—	(1,397)	—	(1,397)

Total other comprehensive loss	(442)	(1,432)	(560)	(1,313)

Comprehensive income	$4,603	$2,200	$12,570	$13,899

     The components of accumulated other comprehensive loss are as follows:

		Foreign		Accumulated
	Unrealized	Currency	Unrealized	Other
	Losses	Translation	Losses	Comprehensive
	Pension plan	Adjustments	On Securities	Loss
	(in thousands)
Balance at September 30, 2004	$(866)	$(708)	$(704)	$(2,278)

Balance at December 31, 2003	$(866)	$(672)	$(180)	$(1,718)

5. ACQUISITIONS

     On February 2, 2004, the Company acquired all the issued and outstanding common stock of Triplex Direct Marketing Corp. (“Triplex”), a provider of direct marketing and database marketing services to nonprofit and catalog customers. The total purchase price was $7.9 million including acquisition costs of $0.3 million, of which, $6.1 million was payable in cash at closing and the remaining $1.5 million will be payable on February 2, 2005 if Triplex satisfies all its representations, warranties, covenants and agreements. The purchase price for the acquisition has been preliminarily allocated to current assets of $2.4 million, property and equipment of $0.7 million, current liabilities of $2.4 million, and goodwill of $5.7 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Triplex have been included in the Company’s financial statements since the date of acquisition.

     On June 4, 2004, the Company acquired all the issued and outstanding common stock of Edith Roman Associates, Inc., Database Direct, Inc. and E-Post Direct, Inc. (collectively “Edith Roman”), a provider of list brokerage and list management services, data processing services and email marketing services. The total purchase price was $13.4 million including acquisition costs of $0.2 million, of which, $6.6 million was payable in cash at closing and the remaining $6.6 million represented as a note payable in the accompanying consolidated balance sheet will be payable on June 4, 2005. The transaction is subject to purchase price adjustment represented by an adjustment for finalized working capital, net sales and other contingent items specified within the purchase agreement. The purchase price for the acquisition has been preliminarily allocated to current assets of $11.5 million, property and equipment of $0.5 million, current liabilities of $9.6 million, other liabilities of $0.5 million and goodwill of $11.5 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Edith Roman have been included in the Company’s financial statements since the date of acquisition.

     On June 9, 2004, the Company acquired all the issued and outstanding common stock of OneSource Information Services, Inc. (“OneSource”). OneSource offers a global database of over 1.7 million of the largest businesses worldwide. This database is deep in content. It also includes financial information and other public information. OneSource’s primary products, the OneSource® Business BrowserSM products, are password-protected, subscription-based products that provide sales, marketing, finance, and management professionals and consultants with industry and company profiles, research reports, media accounts, executive listings and biographies, and financial information on over 1.7 million public and private companies. OneSource customers access this information over the Internet using standard Web browsers.

     The total purchase price was $109.4 million, comprised of cash paid for the outstanding common stock of OneSource of $104.6 million, a merger agreement termination fee associated with the acquisition of $3.0 million and acquisition-related costs of $1.8 million. Additionally, the Company paid $2.2 million for bank financing fees associated with the transaction recorded as deferred financing costs. The purchase price for the acquisition has been preliminarily allocated to current assets of $28.2 million, property and equipment of $5.6 million, other assets of $1.5 million, current liabilities of $19.0 million (including $13.7 million of deferred revenue), other liabilities of $17.8 million and goodwill and other intangibles of $109.1 million. Goodwill and other identified intangibles include: developed technology of $9.0 million (life of 5 years), Corptech database of $2.6 million (life of 3 years), customer lists of $16.3 million (life of 6 years), tradenames and trademarks of $3.5 million (life of 20 years) and goodwill of $77.7 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of OneSource have been included in the Company’s financial statements since the date of acquisition.

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

     Assuming Triplex, OneSource and Edith Roman had been acquired on January 1, 2003 and included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and net income per share would have been as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
	(unaudited)
Net sales	$90,172	$94,048	$285,895	$283,411
Net income	$5,045	$1,707	$6,805	$7,298
Basic earnings per share	$0.10	$0.03	$0.13	$0.14
Diluted earnings per share	$0.10	$0.03	$0.13	$0.14

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

     The Credit Facility provides for grid-based interest pricing based upon the Company’s consolidated total leverage ratio and ranges from base rate plus 1.00% to 1.75% for base rate loans and LIBOR plus 2.00% to 2.75% for use of the revolving credit facility. The term loans interest rates range from base rate plus 1.50% to 2.00% or LIBOR plus 2.50% to 3.00%. Substantially all of the assets of the Company are pledged as security under the terms of the Credit Facility. At September 30, 2004, the Term A loan had a balance of $110.0 million bearing an interest rate of 4.17%, the Term B loan had a balance of $79.8 million bearing an interest rate of 4.63% and $39.6 million was available under the revolving line of credit.

     The Company is subject to certain financial covenants in the Credit Facility, including minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The Company is in compliance with all restrictive covenants in the Credit Facility.

7. NON-CASH STOCK COMPENSATION EXPENSE

     At September 30, 2004, the Company has a nonqualified stock option plan. The Company applies the intrinsic value-based method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company’s pro forma net income and earnings per share would have been as indicated below had the fair value of all option grants been charged to salaries, wages, and benefits in accordance with SFAS No. 123, Accounting for Stock-Based Compensation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except		(in thousands, except
	per share amounts)		per share amounts)
Net income, as reported	$5,045	$3,632	$13,130	$15,212
Less: Total stock-based employee compensation expense determined under fair value based method, net of taxes	584	527	1,869	1,747

Net income, pro forma	$4,461	$3,105	$11,261	$13,465

Earnings per share:
Basic — as reported	$0.10	$0.07	$0.25	$0.30

Basic — pro forma	$0.08	$0.06	$0.21	$0.26

Diluted — as reported	$0.10	$0.07	$0.25	$0.30

Diluted — pro forma	$0.08	$0.06	$0.21	$0.26

     The above pro forma results are not likely to be representative of the effects on reported net income for future years since options vest over several years and additional awards generally are made each year.

     The fair value of the weighted average of option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004: volatility of 69.48%, dividend yield of 0%, risk free interest rate of 3.92% and expected lives of 5 years.

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

     The Company previously granted non-qualified stock options to non-employee consultants of the Company in connection with consulting agreements executed by the Company. The options vest evenly over four years and have a five-year life. The fair value of the options were estimated, as of the grant date, using the Black-Scholes option pricing model and are updated at each balance sheet date. As such, the Company has recorded a non-cash charge of $595 thousand and $145 thousand related to stock options granted to the consultants during the nine months ended September 30, 2004 and 2003, respectively. The charges were recorded as an addition to paid-in capital.

8. RESTRUCTURING CHARGES

     During the quarter ended September 30, 2004, the Company recorded restructuring charges due to workforce reductions of $766 thousand. The charges included involuntary employee separation costs (severance) for 69 employees in administration, information technology, order production and sales. During the nine months ended September 30, 2004, the Company recorded restructuring charges totaling $2.4 million for 356 employees. During the nine months ended September 30, 2004, the Company recorded $1.3 million of severance liabilities in conjunction with the acquisition of OneSource and Edith Roman in June 2004 that was included in the determination of purchase price for each of these acquisitions.

     During the quarter ended September 30, 2003, the Company recorded restructuring charges due to workforce reductions of $645 thousand. The charges included involuntary employee separation costs for 64 employees in administration, sales support and marketing functions. During the nine months ended September 30, 2003, the Company recorded restructuring charges totaling $1.6 million for 179 employees.

     The following table summarizes activity related to the restructuring charges recorded by the Company during the nine months ended September 30, 2004, including the liability accrual balances:

			Amounts recorded
	December 31,	Amounts	as part of	Amounts	Sept. 30,
	2003	expensed	acquisitions	paid	2004
			(In thousands)
Restructuring accrual	$247	$2,388	$1,277	$3,005	$907

9. ACQUISITION COSTS

     The Company recorded costs of $79 thousand and $0 thousand during the quarter ended September 30, 2004 and 2003, respectively, and costs of $321 thousand and $54 thousand during the nine months ended September 30, 2004 and 2003, respectively, for general and administrative expenses incurred in connection with the integration of acquired companies and for costs associated with potential acquisition efforts. These costs are not direct costs of acquisition and therefore cannot be capitalized as part of the purchase price of the acquisitions.

10. OTHER CHARGES

     During the nine months ended September 30, 2004, the Company wrote-off deferred financing costs of $0.1 million related to the prior credit facility as a result of the financing on March 25, 2004 of the Credit Facility described in Note 6.

     During the nine months ended September 30, 2004, the Company redeemed the remainder of its outstanding 9 1/2% Senior Subordinated Notes of $30.0 million at a premium of 4.75% to face amount. The premium paid on the redemption was $1.5 million, representing amounts paid in excess of the carrying value of the debt. As part of the redemption, the Company recorded charges of $0.6 million for net unamortized debt issue costs related to the Senior Subordinated Notes.

     During the nine months ended September 30, 2003, the Company purchased $67.0 million of its 9 1/2% Senior Subordinated Notes of which $11.5 million were from the Chief Executive Officer. All purchases of 9 1/2% Senior Subordinated Notes occurred at the same price and under the same terms. As part of these purchases, the Company recorded charges of $1.6 million for related net unamortized debt issue costs and $3.1 million for amounts paid in excess of the carrying value of the debt.

     During the nine months ended September 30, 2003, the Company expensed $0.8 million for net unamortized debt issue costs and $0.8 million in bank fees associated with the refinancing of the credit facility.

11. GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consist of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Goodwill	$358,492	$261,398
Less accumulated amortization	59,012	59,012

	$299,480	$202,386
Other intangible assets:
Non-compete agreements	13,534	13,534
Core technology	13,753	4,800
Customer base	24,633	8,372
Trade names	19,259	15,815
Purchased data processing software	73,478	73,478
Acquired database costs	21,591	19,000
Perpetual software license agreement, net	2,333	2,933
Software development costs, net	5,628	2,128
Database development costs, net	392	149
Deferred financing costs	11,122	8,216

	185,753	148,425
Less accumulated amortization	115,072	103,202

	$70,681	$45,223

12. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Property and equipment	$133,687	$122,320
Less accumulated depreciation and amortization	90,235	81,336

	$43,452	$40,984

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

GENERAL

     Overview

     Products and Services

     infoUSA is the leading compiler of several proprietary databases. To name a few, they are as follows:

     1. 14 Million US and Canadian Businesses

     2. 220 Million US and Canadian Residents

     3. 60 Million Homeowners

     4. 17 Million New Movers per year

     5. 2.6 Million New Businesses per year

     6. 5.2 Million New Homeowners per year

     7. 3.2 Million Executives

     8. 575,000 Doctors

     All of the above databases are compiled under one roof in Papillion, Nebraska. We employ over 600 full time people to compile and update the databases from thousands of public sources such as yellow pages, white pages, newspapers, incorporation records, real estate deed transfers and various other sources.

     For the business database, we make over 20 million phone calls a year to verify the name of the owner or key executive, their address, number of employees, number of PC’s, fax numbers, e-mail addresses and other information.

     The databases change by roughly 65% per year. We spend over $50 million a year to update these databases regularly. We believe that we have the finest and most accurate databases in the industry. We believe there is no other company that compiles and updates so many databases all under one roof.

     We have also developed proprietary software for direct marketing applications, database marketing applications, e-mail marketing applications, telemarketing applications and other sophisticated modeling applications. Our proprietary software enhances the value of our databases to the customer.

     Distribution Strategy

     infoUSA has over 4 million customers who have used our products and services. The principal use of our databases is to find new customers and grow their sales. That is why the logo of infoUSA bears the mark “Sales Solutions”.

     For our large clients, we distribute our databases and services through the Donnelley Group. Donnelley Marketing, the flagship Company within the Donnelley Group, was acquired by infoUSA in 1999, and has been a leader in this space since 1917. The Donnelley Group has a sales force of over 200 account executives that call on Fortune 1000 companies. These clients have a sophisticated need for databases, database marketing, and now e-mail marketing. Under the Donnelley Group we have seven different companies that specialize in their own respective markets. These companies are Donnelley Marketing, Walter Karl, Edith Roman, Catalog Vision, Triplex, Yesmail and OneSource. OneSource is the only company, which has a true global database of large businesses. This database is used by multinational companies for market research, prospect development and other modeling and research applications.

     infoUSA has an extensive distribution channel into medium sized businesses, small businesses, small office/home office (SOHO) markets and sales executives. We sell directly to these markets. We employ several distribution channels such as direct mail, telemarketing, e-mail marketing, and our own sales force. We have over 600 account executives that have developed a relationship with these clients.

     Subscription Sales Model

     In the past, infoUSA sold sales leads and mailing lists on an “as needed” basis. We realized that our customers need this information every day. We developed a new service called “Sales Genie” for the small business market. This is an internet based database delivery service. All of our databases can be accessed on a subscription basis for a flat price of $250.00 per month. Sales Genie also has a basic contact management software and mapping ability. A small business can get all the sales leads and mailing lists for only $250.00 per month.

     We have also developed “SalesLeadsUSA” for one person businesses and sales executives. This service offers databases with limited search criteria but still offers unlimited sales leads and mailing lists for $75.00 per month.

     The Company also launched an unlimited business credit report service called Credit.net. A customer can obtain unlimited business credit reports for only $50.00 per month.

     This migration from one time sales to subscription based sales has enabled us to have a better relationship with our customers, more predictable revenue and the ability to offer more services to our customers in the arena of sales solutions.

     Financial Performance

     Operating income for the nine months ended September 30, 2004 was $30.0 million, or 12% of net sales, down from $39.2 million, or 17% of net sales, for the same period in 2003. The primary reasons for the decline in operating income were (i) higher sales and marketing expenditures in the first half of 2004 versus last year and (ii) deferral of approximately $5.2 million of revenues in the third quarter due to accounting for subscription products.

     Mergers and Acquisitions

     Internal revenue growth is the primary objective of the Company. However, we still look for strategic acquisitions, which are opportunistic in nature. We like to acquire companies where we can get better than 25% operating margin. During 2002 and 2003, the Company acquired DoubleClick’s email deployment business, ClickAction®, Yesmail® and Markado®. As described in the notes to the accompanying financial statements, the Company acquired the following entities in 2004: (i) Triplex, a provider of direct marketing and database marketing services to nonprofit and catalog customers; (ii) Edith Roman®, a provider of list brokerage and list management services, data processing services and email marketing services; and (iii) OneSource, a provider of a global database of over 1.7 million of the largest business worldwide. This database is deep in content and includes financial information and other public information.

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

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	100%	100%	100%	100%
Costs and expenses:
Database and production costs	31	28	30	28
Selling, general and administrative	48	47	48	44
Depreciation	4	5	4	5
Amortization	5	4	5	4
Non-cash stock compensation expense	—	—	—	—
Litigation settlement charge	—	2	—	1
Restructuring charges	1	1	1	1
Acquisition costs	—	—	—	—

Total costs and expenses	88	87	88	83

Operating income	12	13	12	17
Other expense, net	(3)	(5)	(3)	(6)

Income before income taxes	9	7	9	11
Income taxes	3	2	3	4

Net income	6%	5%	6%	7%

OTHER DATA:

	(in thousands)		(in thousands)
SALES BY SEGMENT:
infoUSA Group	$32,814	$37,902	$111,104	$117,556
Donnelley Group	57,358	39,477	143,673	114,734

Total	$90,172	$77,379	$254,777	$232,290

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
infoUSA Group	36%	49%	44%	51%
Donnelley Group	64	51	56	49

Total	100%	100%	100%	100%

Net sales

     Net sales for the quarter ended September 30, 2004 were $90.2 million, an increase of 17% from $77.4 million for the same period in 2003. Net sales for the nine months ended September 30, 2004 were $254.8 million, an increase of 10% from $232.3 million for the same period in 2003.

     Net sales of the infoUSA Group segment for the quarter ended September 30, 2004 were $32.8 million, a 13% decrease from $37.9 million for the same period in 2003. Net sales of the infoUSA Group segment for the nine months ended September 30, 2004 were $111.1 million, a 6% decrease from $117.6 million for the same period in 2003. The decrease in net sales is principally due the deferral of revenue totaling $5.2 million during the quarter and nine month period ended September 30, 2004 related to the sale of subscription-based products.

     The infoUSA Group segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized businesses, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet. Historically, this group has principally offered one-time sales leads products, although the group continues to migrate a growing number of customers to subscription-based products. During the quarter ended September 30, 2004, the Company began to sell subscription products and to defer the revenues associated with the sale of these subscription-based products. Conversions from one-time sales to this subscription format will cause this group to experience short-term reductions in reported revenue due to the deferred revenue recognition practices associated with the sale of these types of products. Sales of subscription-based products require the Company to recognize revenues over the subscription period instead of at the time of sale.

     Net sales of the Donnelley Group segment for the quarter ended September 30, 2004 were $57.4 million, a 45% increase from $39.5 million for the same period in 2003. Net sales of the Donnelley Group segment for the nine months ended September 30, 2004 were $143.7 million, a 25% increase from $114.7 million for the same period in 2003. The increase was principally due to the acquisition of Triplex in February 2004 and Edith Roman and OneSource in June 2004. The Donnelley Group segment principally engages in the selling of data processing services, Web-based business and financial information products and services, licensed databases, database marketing solutions, e-mail marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services.

Database and production costs

     Database and production costs for the quarter ended September 30, 2004 were $27.6 million, or 31% of net sales, compared to $21.4 million, or 28% of net sales for the same period in 2003. Database and production costs for the nine months ended September 30, 2004 were $76.3 million, or 30% of net sales, compared to $64.6 million, or 28% of net sales for the same period in 2003. The increase in database and production costs principally relates to the acquisition of Triplex in February 2004 and OneSource in June 2004. These acquired companies historically had higher database and production costs structures, expressed as a percentage of net sales, than the Company’s existing businesses.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the quarter ended September 30, 2004 were $43.0 million, or 48% of net sales, compared to $36.8 million, or 47% of net sales for the same period in 2003. Selling, general and administrative expenses for the nine months ended September 30, 2004 were $123.2 million, or 48% of net sales, compared to $103.8 million, or 44% of net sales for the same period in 2003. The increase in selling, general and administrative expenses principally relates to the Company’s planned increase in direct marketing costs and the addition of approximately 200 sales staff beginning during the second half of 2003. Additionally, the increase is due to the acquisition of companies during 2004 including Triplex, Edith Roman and OneSource. These acquired companies historically had higher selling, general and administrative cost structures, expressed as a percentage of net sales, than the Company’s existing businesses.

Depreciation expense

     Depreciation expense for the quarter ended September 30, 2004 was $3.5 million, or 4% of net sales, compared to $3.7 million, or 5% of net sales for the same period in 2003. Depreciation expense for the nine months ended September 30, 2004 was $10.4 million, or 4% of net sales, compared to $11.3 million, or 5% of net sales for the same period in 2003.

Amortization expense

     Amortization expense for the quarter ended September 30, 2004 was $4.4 million, or 5% of net sales, compared to $3.3 million, or 4% of net sales for the same period in 2003. Amortization expense for the nine months ended September 30, 2004 was $11.5 million, or 5% of net sales, compared to $10.0 million, or 4% of net sales, for the same period in 2003. Amortization expense is expected to increase as a percentage of net sales as identified intangible assets recorded as part of the acquisition of OneSource totaling $31.3 million will be amortized. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. SFAS No. 142 requires the Company to complete an annual impairment test on goodwill and other intangible assets with an indefinite life rather than record amortization expense on those assets. The Company last completed impairment tests as of October 31, 2003, as required by SFAS 142, and established that no impairment exists.

Non-cash stock compensation expense

     During the quarter ended September 30, 2004, the Company recorded non-cash charges of $(45) thousand, compared to $76 thousand for the same period in 2003. During the nine months ended September 30, 2004, the Company recorded non-cash charges of $595 thousand, compared to $145 thousand for the same period in 2003. These charges represent non-cash stock compensation expense related to non-employee consulting agreements. The Company will incur additional non-cash compensation expense for these consultants’ options during the vesting period of those options. The amount of compensation expense will be affected by changes in the fair value of the Company’s common stock and interest rates.

Litigation settlement charge

     On May 14, 2002, a principal of one of the acquisitions made by the Company in 1996 was awarded $1.7 million by an arbitrator for settlement of a dispute regarding exercise of stock options issued by the Company. During the quarter ended September 30, 2003, the Company determined that it was not likely to be successful in its appeal of the dispute and recorded a settlement charge of $1.7 million.

Restructuring costs

     The Company recorded restructuring charges (severance) during the quarters ended September 30, 2004 and 2003 of $0.8 million and $0.6 million, respectively, related to workforce reductions as a part of the Company’s continuing strategy to reduce unnecessary costs and focus on core operations. Restructuring charges recorded during the nine months ended September 30, 2004 and 2003 were $2.4 million and $1.6 million, respectively. The workforce reduction charges included involuntary employee separation costs during the nine months ended September 30, 2004 and 2003 for approximately 356 and 179 employees, respectively.

Acquisition costs

     The Company recorded integration-related costs during the quarters ended September 30, 2004 and 2003 of $79 thousand and $0 thousand, respectively. Acquisition costs recorded during the nine months ended September 30, 2004 and 2003 were $321 thousand and $54 thousand, respectively. Acquisition costs include costs related to unsuccessful acquisition efforts and integration-related costs including general and administrative costs, information system conversion costs and other direct integration-related charges. These costs were not directly related to the recent acquisitions of various companies, and therefore could not be capitalized as part of the acquisitions.

Operating income

     Including the factors previously described, the Company had operating income of $10.8 million, or 12% of net sales during the quarter ended September 30, 2004, compared to operating income of $9.7 million, or 13% of net sales for the same period in 2003. The Company had operating income of $30.0 million, or 12% of net sales during the nine months ended September 30, 2004, compared to operating income of $39.2 million, or 17% for the same period in 2003. The decrease in operating income as a percentage of net sales is a result of the following items: 1) increased operating expenses represented as percentage of net sales associated with companies acquired in 2004 including Triplex, Edith Roman and OneSource, and 2) deferred revenue associated with the sale of subscription-based products described in the section “net sales” above.

     Operating income for the infoUSA Group segment for the quarter ended September 30, 2004 was $9.8 million, or 30% of net sales, as compared to $10.4 million, or 28% of net sales for the same period in 2003. Operating income for the infoUSA Group segment for the nine months ended September 30, 2004 was $35.6 million, or 32% of net sales, as compared to $41.0 million, or 35% of net sales for the same period in 2003. The decrease in operating income is principally due to the effect of item 2 described above.

     Operating income for the Donnelley Group segment for the quarter ended September 30, 2004 was $21.6 million, or 38% of net sales, as compared to $20.0 million, or 51% of net sales for the same period in 2003. Operating income for the Donnelley Group segment for the nine months ended September 30, 2004 was $59.6 million, or 41% of net sales, as compared to $57.4 million, or 50% of net sales for the same period in 2003. The decrease in operating income as a percentage net sales is principally due to increased operating expenses represented as percentage of net sales associated with companies acquired during 2004 including Triplex, Edith Roman and OneSource.

Other income (expense), net

     Other expense, net was $(2.6) million, or 3% of net sales, and $(4.1) million, or 5% of net sales, for the quarters ended September 30, 2004 and 2003, respectively. Other expense, net was $(8.9) million, or 3% of net sales, and $(14.7) million, or 6% of net sales, for the nine months ended September 30, 2004 and 2003, respectively. Other income (expense), net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating income and operating expense of the Company.

     Interest expense was $2.4 million and $2.2 million for the quarters ended September 30, 2004 and 2003, respectively. Interest expense was $6.4 million and $9.5 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease is principally due to lower interest rates on the Company’s former credit facility refinanced in May 2003, the reduction in the amount of 9 1/2 % Senior Subordinated Notes outstanding and favorable interest rates. Investment income (loss) was $(177) thousand and $394 thousand, for the quarters ended September 30, 2004 and 2003, respectively and $(219) thousand and $1,222 thousand for the nine months ended September 30, 2004 and 2003, respectively.

     During the nine months ended September 30, 2004, the Company wrote-off deferred financing costs of $0.1 million related to the prior credit facility as a result of the financing on March 25, 2004 of the Credit Facility described in Note 6.

     During the nine months ended September 30, 2004 the Company redeemed the remainder of its outstanding 9 1/2% Senior Subordinated Notes of $30.0 million at a premium of 4.75% to face amount. The premium paid on the redemption was $1.5 million, representing amounts paid in excess of the carrying value of the debt. As part of the redemption, the Company recorded charges of $0.6 million for net unamortized debt issue costs related to the Senior Subordinated Notes.

     During the nine months ended September 30, 2003, the Company purchased $67.0 million of its 9 1/2% Senior Subordinated Notes of which $11.5 million were from the Chief Executive Officer. All purchases of 9 1/2% Senior Subordinated Notes occurred at the same price and under the same terms. As part of these purchases, the Company recorded charges of $1.6 million for related net unamortized debt issue costs and $3.1 million for amounts paid in excess of the carrying value of the debt.

     During the nine months ended September 30, 2003, the Company expensed $0.8 million for net unamortized debt issue costs and $0.8 million in bank fees associated with the refinancing of the credit facility.

Income taxes

     A provision for income taxes of $3.1 million and $2.0 million was recorded during the quarters ended September 30, 2004 and 2003, respectively and $8.0 million and $9.3 million for the nine months ended September 30, 2004 and 2003, reflecting an effective income tax rate of approximately 38%.

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

     The Company is not subject to significant variability in cash flows from operations. The Company’s sales (including those subject to deferred revenue recognition practices), cash receipts and cash disbursements occur fairly evenly through the course of a fiscal year. The Company is not subject to significant variations due to seasonalities in business lines.

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

     The Credit Facility provides for grid-based interest pricing based upon the Company’s consolidated total leverage ratio and ranges from base rate plus 1.00% to 1.75% for base rate loans and LIBOR plus 2.00% to 2.75% for use of the revolving credit facility. The term loans interest rates range from base rate plus 1.50% to 2.00% or LIBOR plus 2.50% to 3.00%. Substantially all of the assets of the Company are pledged as security under the terms of the Credit Facility. At September 30, 2004, the Term A loan had a balance of $110.0 million bearing an interest rate of 4.17%, the Term B loan had a balance of $79.8 million bearing an interest rate of 4.63% and $39.6 million was available under the revolving credit facility.

     The Company is subject to certain financial covenants in the Credit Facility, including minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on EBITDA (“Earnings before interest expense, income taxes, depreciation and amortization”), as adjusted, providing for adjustments to EBITDA for certain agreed upon items including investment income (loss), other charges (gains), asset impairments, non-cash stock compensation expense and other items defined within the Credit Facility. The Company was in compliance with all restrictive covenants of the Credit Facility as of September 30, 2004.

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

     Selected Consolidated Statements of Cash Flows Information

     As of September 30, 2004, the Company’s principal sources of liquidity included $39.6 million available under the Senior Secured Credit Facility. As of September 30, 2004, the Company had a working capital deficit of $42.9 million.

     Net cash provided by operating activities during the nine months ended September 30, 2004 totaled $45.8 million compared to $37.5 million for the same period in 2003.

     During the nine months ended September 30, 2004, the Company spent $3.7 million for additions of property and equipment and $1.9 million related to software and database development costs, compared to $4.7 million and $0.7 million, respectively during the same period in 2003.

     During the nine months ended September 30, 2004, the Company spent a total of $109.8 million for acquisitions of businesses, net of cash acquired of $19.3 million. The Company paid $6.2 million for Triplex (net of cash acquired of $0.2 million) including capitalized acquisition costs of $0.3 million. The Company paid $12.3 million for Edith Roman (net of cash acquired of $1.2 million) including capitalized acquisition costs of $0.3 million. The Company paid $91.3 million for OneSource (net of cash acquired of $17.9 million) including capitalized acquisition costs of $1.6 million.

     During the nine months ended September 30, 2004, the Company borrowed a total of $272.8 million in debt while making repayments on debt totaling $195.6 million during the same period. These amounts reflect activity for the financing of the acquisitions of Triplex, Edith Roman and OneSource during 2004, the refinancing of the Company’s Senior Secured Credit Facility in March 2004 and the redemption of the Company’s 9 1/2% Senior Subordinated Notes in April 2004.

     Selected Consolidated Balance Sheet Information

     Trade accounts receivable increased to $47.0 million at September 30, 2004 from $40.9 million at December 31, 2003. The increase is principally due to the acquisition of OneSource in June 2004. The day’s sales outstanding (“DSO”) ratio, excluding OneSource and list brokerage sales, for the nine months ended September 30, 2004 was 46 days compared to 42 days for the same period in 2003.

     List brokerage trade accounts receivable increased to $21.3 million at September 30, 2004 from $12.8 million at December 31, 2003. The increase is due to the acquisition of Edith Roman in June 2004, which provides list brokerage sales operations.

     Deferred marketing costs decreased to $2.6 million at September 30, 2004 from $5.5 million at December 31, 2003. The decrease is the result of the Company’s decreased spending during 2004 on direct marketing costs that are subject to deferral and amortization.

     List brokerage trade accounts payable increased to $16.9 million at September 30, 2004 from $9.5 million at December 31, 2003. The increase is due to the acquisition of Edith Roman in June 2004, which provides list brokerage sales operations.

     Accrued expenses increased to $7.0 million at September 30, 2004 from $0.8 million at December 31, 2003. The increase is principally due to the acquisition of OneSource in June 2004 and accrued severance costs associated with the various acquisitions during 2004 and the termination of existing employees during 2004. Additionally, accrued expenses includes a hold-back amount of $1.1 million related to the acquisition of Triplex which is scheduled to be paid in January 2005.

     Deferred revenue increased to $44.1 million at September 30, 2004 from $19.8 million at December 31, 2003. The increase is principally due to the acquisition of OneSource in June 2004.

     Long-term debt, net of current portion increased to $187.7 million at September 30, 2004 from $122.5 million at December 31, 2003. The net increase is due to the financed acquisitions of Triplex, Edith Roman and OneSource during 2004.

     Selected other balance sheet accounts including prepaid expenses, accounts payable, and accrued payroll expenses increased (decreased) moderately from their respective account balances at September 30, 2004 from their respective account balances at December 31, 2003. The increase (decrease) in these account balances is due to the acquisition of certain companies during 2004 and payment timing differences related to various general operating expenses.

     Off-Balance Sheet Arrangements

     Other than rents associated with facility leasing arrangements, the Company does not engage in off-balance sheet financing activities.

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

     The Financial Accounting Standards Board (FASB) issued an exposure draft on March 31, 2004 addressing accounting for share-based payments with the final statement expected to be issued in the fourth quarter of 2004. The objective of this proposed statement is to make one accounting standard available for share-based payments that would require a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). For public entities, the proposed statement would be applied prospectively for awards that are granted, modified, or settled in any interim or annual period beginning after June 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted. If the Company adopts the standard on July 1, 2005, it would be required to report in its financial statements the share-based compensation expense for the last six months of 2005 and may choose to use the modified retrospective application method to restate results for the two earlier interim periods. The FASB is encouraging companies to adopt the proposed statement early and begin recognizing expense in the first quarter of 2005. If the final statement is issued as proposed, management anticipates that adopting the new statement will have a negative impact of approximately two cents per share (three cents per share if the modified retrospective application method is used) for the year ending December 31, 2005, representing the expense to be recognized from July 1, 2005 through December 31, 2005 for the unvested portion of awards which were granted prior to July 1, 2005.

     Inflation

     We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening economic condition.

     Factors That May Affect Operating Results

     Our Internet strategy.

     The Internet is widely accepted by businesses all over the world. It is a very fluid distribution channel for information. The Company has always used the cutting edge technology to deliver its information to its customers. infoUSA was the first database company to offer its products on magnetic media, CD, DVD and also the Internet. Our Sales Genie, SalesLeadsUSA and other products are now being offered on the Internet on a subscription basis. We cannot guarantee that in the future that the Internet will be as prevalent as it is now, but we believe this will be the primary method of delivery of information.

     Our markets are highly competitive and many of our competitors have greater resources than we do.

     The business and consumer marketing information industry in which we operate is highly competitive. Intense competition could harm us by causing, among other things, price reductions, reduced gross margins, and loss of market share. Our competition includes: Acxiom, Experian (a subsidiary of Great Universal Stores, P.L.C. (“GUS”)), Equifax, Harte-Hanks Communications, Inc. and Dun & Bradstreet(C).

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

     As of September 30, 2004, we had total indebtedness of $220.6 million. Substantially all of our assets are pledged as security under the terms of the Credit Facility.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has identified interest rate risk as the Company’s primary market risk exposure. The Company is exposed to significant future earnings and cash flow exposures from significant changes in interest rates as nearly all of the Company’s debt is at variable rates. If necessary, the Company could refinance the Company’s debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, a 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of $2.2 million. At September 30, 2004, the fair value of the Company’s long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At September 30, 2004, the Company had long-term debt with a carrying value of $220.6 million and estimated fair value of the same. The Company has no significant operations subject to risks of foreign currency fluctuations.

ITEM 4.

CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended September 30, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2004 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

infoUSA INC.
FORM 10-Q

FOR THE QUARTER ENDED

September 30, 2004

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

     (b) Reports on Form 8-K

     The Company filed a Form 8-K/A under Item 2 and 7 on August 3, 2004 containing financial information related to its acquisition of OneSource Information Services, Inc. on June 3, 2004.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

infoUSA INC.

Date: November 9, 2004	/s/ Michael Schultz

Michael Schultz, Controller
(principal accounting officer)

Date: November 9, 2004	/s/ Raj Das

Raj Das, Chief Financial Officer

INDEX TO EXHIBITS

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith