Form 10-K
period 2004-12-31
INFOUSA INC
filed 2005-03-16
CIK 879437

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑          No ☐
      The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the last reported sales price of the common stock on June 30, 2004 was $262.2 million.
      As of March 3, 2005 the registrant had outstanding 53,254,728 shares of Common Stock (excluding treasury shares of 348,354).
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 29, 2005, which will be filed within 120 days of the end of fiscal year 2004, are incorporated into Part III (Items 10, 11, 12, 13 and 14) hereof by reference.

Amended and Restated Credit Agreement
Reaffirmation of and First Amendment to Subsidiaries Agreement
Subsidiaries
Consent of Independent Registered Public Accounting Firm
Power of Attorney
Certification of CEO and CFO Pursuant to Section 302
Certification of CEO and CFO Pursuant to Section 906

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
Company Profile
      infoUSA Inc. (the “Company” or “infoUSA”), is the leading provider of sales leads and databases to millions of businesses in order for them to find new prospects and grow their sales. infoUSA compiles and updates over 15 databases under one roof in Omaha, Nebraska. Our customers include salespeople, small office/home office (“SOHO”) entrepreneurs, small and medium businesses, and Fortune 2000 corporations. Our database is also part of major directory assistance search firms like Yahoo!, AOL, and in-car navigation companies. Most cars with GPS devices today use infoUSA databases because of the high accuracy of our business database. Databases compiled and continually updated are as follows:

Business Databases	Consumer Databases

• 14 Million U.S. and Canadian Businesses

• 11.5 Million Executives and Professionals

• 5 Million Small Business Owners

• 5 Million Business Addresses with Color Photos

• 2.6 Million Brand New Businesses

• 3.6 Million Yellow page Advertisers

• 1.7 Million Bankruptcy Filers

• 900,000 Global Businesses and 2 Million Executives

• 600,000 Manufacturers

• 410,000 Big Businesses	• 180 Million Consumers • 112 Million Households • 65 Million Homeowners • 15 Million New Movers Per Year • 3.1 Million New Homeowners Per Year
      We employ over 600 full time people to compile and update the databases from thousands of public sources such as yellow pages, white pages, newspapers, incorporation records, real estate deed transfers, and various other sources. For the business database, we make over 20 million phone calls a year to verify the name of the owner or key executive, their address, number of employees, number of PC’s, fax numbers, e-mail addresses, and other information.

      The databases change by roughly 65% per year. We spend over $50 million a year to update these databases and related database management systems. We believe that we have the finest and most accurate databases in the industry. We believe there is no other company that compiles and updates so many databases all under one roof.
      We have also developed proprietary software for direct marketing applications, database marketing applications, e-mail marketing applications, telemarketing applications, and other sophisticated modeling applications. Our proprietary software enhances the value of our databases to the customer.
New initiatives in 2004 and 2005 include:

•	Yellow Page Advertising Expense Report

•	Business Address Photographs

•	Sales Genie

•	Credit.Net
      Descriptions of these new initiatives can be found elsewhere within this document
Sales & Marketing Strategy
      infoUSA has served over 4 million customers who have used our sales leads and mailing lists. They use our databases to find new customers and grow their sales. That is why the logo of infoUSA bears the mark “Sales Solutions.”
      For our large clients, we distribute our databases and services through the Donnelley Group. Donnelley Marketing, the flagship Company within the Donnelley Group, was acquired by infoUSA in 1999, and has been a leader in this space since 1917. The Donnelley Group has a sales force of over 200 account executives that call on Fortune 2000 companies. These clients have a sophisticated need for databases, database marketing, and now e-mail marketing. Under the Donnelley Group, we have nine different companies that specialize in their own respective markets. These companies are Donnelley Marketing, Walter Karl, Edith Roman, Catalog Vision, Triplex, Yesmail, @Once, Value Added Reseller Group and OneSource. OneSource is the only company which has a true global database of 900,000 businesses and 11.5 million executives by title. This database is used by multinational companies for market research, prospect development, and other modeling and research applications.
      infoUSA has an extensive sales channel into medium and small businesses, SOHO markets, and salespeople. We sell directly to these markets. We employ several distribution channels such as direct mail, telemarketing, e-mail marketing, and our own sales force. We have over 700 account executives that have developed relationships with these clients.
      More than 4 million customers have used our information in the form of sales leads, prospect lists, mailing labels, printed directories, 3 x 5 cards, computer diskettes, business credit reports, DVDs, and on the Internet. Our information is used by businesses for sales leads, mailing lists, credit decisions, market research, competitive analysis, and management of vendor relationships. Sales people and small business owners use our information for new prospects, due diligence, and other day-to-day information purposes.
Sales Genie, Credit.Net, SalesLeadsUSA . . . Subscription Model
      In the past, infoUSA sold sales leads and mailing lists on an “as needed” basis. We realized that our customers need this information every day. We developed an Internet based service called “Sales Genie” for the small business & SOHO market. This is an Internet based database delivery service. All of our databases can be accessed on a unlimited basis for a flat price of $250.00 per month. Sales Genie has a built-in contact management software and mapping ability. A small business can get all the sales leads and mailing lists for only $250.00 per month per user. For additional users the charge is $100 per user extra. This subscription product is designed for approximately 3.5 million small businesses.

      We have also developed “SalesLeadsUSA” for one person businesses, contractors, and sales executives. There are 10 million plus prospects in this group. This service offers 4 databases with limited search criteria but still offers customers unlimited sales leads and mailing lists for $75.00 per month per user, i.e., $900 per year. This service also has contact management software.
      The Company also launched an unlimited business credit report service called Credit.Net in the first quarter of 2004. A customer can obtain unlimited business credit reports for only $75.00 per month.
      Two of our directory divisions, Polk City Directories & Hill-Donnelly Directories, now offer bundled subscription packages for under $100 per month per user. These bundled packages include printed directory on a customer’s immediate region, DVD on the entire state, and Internet access for all of U.S.
      This migration from one time sales to subscription based sales is enabling us to have a better relationship with our customers, more predictable revenue, and the ability to offer more services to our customers in the arena of sales solutions.
Our Growth Strategy
      There are approximately 14 million businesses in the United States and Canada. All of these businesses are looking for cost effective solutions to find new customers and increase their sales. Our databases and applications enable these businesses to prospect for new customers and increase their sales.
      Our goal is to be the leader in proprietary databases of businesses and consumers in the United States and Canada, and to produce innovative products and services that meet the needs of these businesses for finding new prospects and increasing their sales. The information provided by our databases is integral to the new customer acquisition and retention processes for businesses. Our organization is divided into three distinct groups: Database Compilation and Update Group, The infoUSA Group (formerly known as Small & Medium Business Group), and The Donnelley Group (formerly known as The Large Business Customer Group).
      Delivery of information via the Internet is the preferred method by our customers. We are investing in Internet technology to develop subscription-based new customer development services for businesses. The Internet has opened up brand new markets for our database products that are increasingly used by our customers for multiple applications. We estimate that our total market potential for our services exceeds $20 billion per year.
      We have grown through more than 20 strategic acquisitions in last ten years. These acquisitions have enabled us to acquire the requisite critical mass to compete over the long term in the direct marketing industry. During 2004, we acquired three companies that opened up brand new distribution channels for our products and applications. Triplex increased our presence in the non-profit sector by providing data processing services and our proprietary content to their fast growing customer base. Edith Roman gave us the premier access to the publishing industry for their list brokerage and list management needs. OneSource brought a compelling application to our business that is increasingly embedded in customer relationship management systems of Global 2000 corporations. These corporations use the OneSource application to access deep information on executives of world’s 900,000 largest companies.
      As we have consolidated our position in the fastest growing segments of our industry, our goal now is to accelerate our momentum in the market for business intelligence information. Our subscription products, accessed 24/7 over the web by our customers, will be the critical impetus needed to achieve higher than 10% organic revenue growth over the longer term.

Database Compilation and Update Group

Business Databases	Consumer Databases

•14 Million U.S. and Canadian Businesses

• 11.5 Million Executives and Professionals

• 5 Million Small Business Owners

• 5 Million Business Addresses with Color Photos

• 2.6 Million Brand New Businesses

• 3.6 Million Yellow page Advertisers

• 1.7 Million Bankruptcy Filers

• 900,000 Global Businesses and 2 Million Executives

• 600,000 Manufacturers

• 410,000 Big Businesses	• 180 Million Consumers • 112 Million Households • 65 Million Homeowners • 15 Million New Movers Per Year • 3.1 Million New Homeowners Per Year
      We believe that we have the most comprehensive and up-to-date databases of businesses and consumers in the industry. The quality of our databases is far superior to our competitors. It has been repeatedly proven by our customers who have gone to the competition and then came back to get our data.
     Business Databases

•	14 Million U.S. and Canadian Businesses

•	11.5 Million Executives and Professionals

•	5 Million Small Business Owners

•	5 Million Business Addresses with Color Photos

•	2.6 Million Brand New Businesses

•	3.6 Million Yellow page Advertisers

•	1.7 Million Bankruptcy Filers

•	900,000 Global Businesses and 2 Million Executives

•	600,000 Manufacturers

•	410,000 Big Businesses
      Our proprietary business database contains information on nearly 14 million businesses in the United States and Canada. We believe that we compile the most accurate, timely and comprehensive file of business information through our proprietary compilation and verification processes. The business database contains a wealth of information about businesses such as: name, address, telephone number, SIC codes, number of employees, business owner and key executive names, credit score and sales volume. We also provide fax and toll free numbers, website addresses, headline news, and public filings including liens, judgments and bankruptcies. Our data can also be further categorized in various segments such as Small Business Owners, Executives at Home, Big Businesses and their Corporate Affiliations, Growing Businesses, Places of Interest, Schools and Female Business Owners.
      We compile and update the business information from over 15,000 sources. Most of these sources fall under the following categories:

•	Yellow Page Directories

•	White Page Directories

•	Telephone Surveys

•	Annual Reports

•	SEC Filings

•	Public Filings

      In addition, we use information licensed from the United States Postal Service’s National Change of Address (NCOA) and Delivery Sequence File (DSF) to update and maintain our business database. Accuracy is the most important characteristic of any database and we believe our database is the most accurate in the industry.
      Other databases within our business files include:

•	900,000 World’s Largest Corporations and 11.5 Million Executives by Job Title. Our OneSource database of these large corporations and executives is one of the finest in the industry. This database provides a great deal of in-depth information on these individuals and companies, including revenue, asset and corporate linkage.

•	200,000 New Businesses Data Per Month. Our New Business Database contains the repository of newly opened businesses. This database is updated from new business listings and utility new connections and is updated with nearly 50,000 new businesses on a weekly basis.

•	Yellow Page Advertising Report. The report will include all spending by small businesses for Yellow Page advertising. Yellow Page publishers and web advertising firms will be able to sort this information by many selects, including by individual business as well as by SIC code and any geographic region.

•	Doctors and Dentists Data. Our medical file contains a robust database of over 600,000 physicians, surgeons and dentists and contains in-depth information regarding physician specialties, prescription volume, medical schools attended, lifestyle information and many other related data elements.

•	Business Address Photographs. The company introduced the industry’s first pictures of storefronts with corresponding longitude and latitude coordinates to its Business Database. Important applications for this data include business credit reports/applications, directory assistance, wireless navigation devices and insurance appraisals/underwriting.
     Consumer Databases

•	180 Million Consumers

•	112 Million Households

•	65 Million Homeowners

•	15 Million New Movers Per Year

•	3.1 Million New Homeowners Per Year
      Our consumer database contains approximately 180 million individuals and 112 million households and includes hundreds of data elements. Key elements in our database include: name, address, phone number, age, income, marital status, religion, ethnicity, dwelling type and size, home value, length of residence, and dozens of self-reported lifestyle elements.
      We compile and update the consumer database with over 2 billion records annually. Examples of the sources that are used to create the database are:

•	White Page Directories

•	Real Estate Assessments

•	Real Estate Transactions

•	Public Filings

•	Voter Registration

•	Life Style Data
      We believe that our consumer data is compiled to the highest accuracy standards in the industry. Additional investment in acquiring and compiling real estate transfer and assessor data has allowed us to improve our coverage and key demographic models.

      Other high value databases we compile are:

•	New Mover Database. We believe that our New Mover database is the most current file in the industry. We compile approximately 15 million new movers annually. Our investment in nationwide utility new connects and disconnects has allowed us to identify new movers as they transact.

•	New Homeowners Database. We believe our New Homeowners database is the most current file in the industry. We compile approximately over 3.1 million new homeowners annually. As stated previously, our investment in nationwide utility new connects and disconnects allows us to identify new homeowners as they transact.

•	Occupant Database. Our Occupant database includes 123 million residential addresses and is used for address only mailings, which result in lower postal rates for direct mail.

•	Public Filings Database. Our Public Filings database contains over 24 million households and businesses that have filed for bankruptcy, or have tax liens or judgments recorded against them.

•	Email Database. Since 2002 we have continued to collect and acquire business and consumer email addresses. We now offer a database of over 50 million consumer and 1.5 million business email addresses with postal addresses that are available for email marketing and email append applications. We have matched the email addresses to our demographic and firm-specific information in our proprietary databases for targeted email marketing campaigns.

•	Bankruptcy Filings Database. Starting in April 2005, we will compile our own bankruptcy file to be delivered to our customers on a weekly basis. This is a very important database for credit card companies, car dealers and other financial services companies.

Products and Services Derived from Our Databases
      We create many products and services from our databases to meet the needs of millions of our current and potential customers. We create products and services such as prospect lists, mailing labels, 3 × 5 cards, diskettes, printed directories, DVDs, business credit reports, and many other online and offline applications. We also offer our information on the Internet through our various websites, such as infoUSA.com, SalesGenie.com, SalesLeadsUSA.com, Fonecart.com, Credit.Net, CityDirectory.com, Drlists.com, referenceUSA.com, newleadsUSA.com, idEXEC.com, and autolistsUSA.com. Our products and data processing services are used by clients for identifying and qualifying prospective customers, initiating direct mail and email campaigns, telemarketing, analyzing and assessing market potential, and surveying competitive markets in order to find new customers and increase their sales. Our data also enables extensive data hygiene and enhancement services and is included by many customers as a value-added enhancement to our flagship MarketZone product line. MarketZone Platinum is a fully hosted data warehousing solution including hygiene, updates, matching, campaign management, selection, reporting, and analytics for direct mail and email campaign development and execution. Market Zone Gold is a web-based prospecting tool allowing customers to integrate their customer and prospect data with infoUSA data in a hosted environment.
Our Customers and Potential Markets
      We are organized around two main customer groups: The infoUSA Group (formerly known as the Small & Medium Business Group) and The Donnelley Group (formerly known as The Large Business Group). Our products and services are designed for the unique needs of each group.

infoUSA Group (formerly the Small & Medium Business Group)
      Approximately 90% of all businesses are small companies with less than 25 employees. Small businesses are the lifeblood of our economy. We dedicated this division to meet the unique sales and marketing needs of small- and medium-sized businesses, including small office and home office businesses, and aspiring entrepreneurs. This market holds about 4 million potential prospects for infoUSA. Our products and services are used to find new customers, analyze current customers, research new markets and verify business information. Our database changes by nearly 65% annually. As a result, our customers have a great need for current information on an ongoing basis. Our infoUSA Group offers sales leads and mailing lists in the following formats:
      Subscription-based Services . . . Sales Genie. All of our databases can be accessed on a unlimited basis for a flat price of $250.00 per month. Sales Genie has a built-in contact management software and mapping ability. A small business can get all the sales leads and mailing lists for only $250.00 per month per user. For additional users the charge is $100 per user extra. This subscription product is designed for approximately 3.5 million small businesses.
      SalesLeadsUSA. This service offers 4 databases with limited search criteria but still offers customers unlimited sales leads and mailing lists for $75.00 per month per user, i.e., $900 per year. This service also has contact management software. There are 10 million salespeople, one person businesses, and SOHO entrepreneurs who are potential customers for this service.
      Printed Prospect Lists, Mailing Labels, and Sales Lead Cards. The Company’s databases can be “sliced and diced” to create customized sales leads and mailing lists for our customers. Our small business consultants work with a business to select the right criteria such as geography, type of business and size of business to generate the most revenue. The custom list can then be delivered in printed format, put on mailing labels or provided on 3 x 5 index cards.
      Directories and DVD Products — Printed Directories, DVD and Internet access. The Company offers a variety of titles: US Business Directory, State Business Directories, Big Business Directory, Manufacturers Directory, 575,000 Physicians and Surgeons, Households USA, and Entrepreneurs Directory. Each printed directory is bundled with a CD-ROM or DVD and allows for access to the information on the Internet, for one low monthly subscription price. Our customers use the directories for lead generation, telemarketing and reference purposes.
      Credit.net — Business Credit Reports. Our business credit directories include a printed directory bundled with a DVD and Internet access to business credit reports on Credit.Net. The product is used by customers for making credit decisions, verifying company information, assisting in collection support, and identifying potential new customers. Customers can purchase individual business credit reports for $5 from the Internet or they may select a subscription based plan offering unlimited access to our business credit reports for a flat fee of $75 per month per user.
      Polk City Directories and Hill-Donnelly Directories. Two of our directory divisions, Polk City Directories & Hill-Donnelly Directories, now offer bundled subscription packages for under $100 per month per user. These bundled packages include printed directory on a customer’s immediate region, DVD on the entire state, and Internet access for all of U.S.

Donnelley Group
      Our Donnelley Group (formerly the Large Business Group) serves our largest clients from Global 2000 corporations. This Group is comprised of Donnelley Marketing, Catalog Vision, Triplex, Walter Karl, Edith Roman, Yesmail, OneSource, and the Value Added Reseller Group.
Donnelley Marketing
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
      Donnelley Marketing serves a variety of industries including traditional direct marketers, packaged goods, retailers, financial institutions, telecommunications, utilities, technology, fund raising, automotive and catalog companies. Our goal in 2004 continued to be to increase client access to our databases and data processing services while reducing turnaround time and lowering costs.

      infoConnect™ ONE PASS provides online, real-time data enhancement and file cleansing access to the following databases:

Business Databases	Consumer Databases

• 14 Million U.S. and Canadian Businesses

• 11.5 Million Executives and Professionals

• 5 Million Small Business Owners

• 5 Million Business Addresses with Color Photos

• 2.6 Million Brand New Businesses

• 3.6 Million Yellow page Advertisers

• 1.7 Million Bankruptcy Filers

• 900,000 Global Businesses and 2 Million Executives

• 600,000 Manufacturers

• 410,000 Big Businesses	• 180 Million Consumers • 112 Million Households • 65 Million Homeowners • 15 Million New Movers Per Year • 3.1 Million New Homeowners Per Year
      Our newly positioned database marketing product, MarketZone® Platinum, is a closed loop, Internet-enabled, fully relational database tool for decision support, campaign management and execution system. We introduced this product to provide our clients the ability to expertly manage their customer relationships. This new product is an e-CRM (customer relationship management) solution that integrates the entire suite of Donnelley Marketing products to create real-time customer content integration. “MarketZone Platinum” has been very successful for us.
      MarketZone® Platinum is an extremely flexible, full function marketing database, campaign management and e-campaign solution which incorporates an engine to support analytic tools for extracting customer insight from today’s expanding data sets. MarketZone® Platinum enables Donnelley Marketing to quickly build and deploy custom analytic solutions to meet the evolving demands of our customers.
      MarketZone® Platinum’s multiple platform applications, modules, and campaign management/e-campaign management components can be leveraged to deliver high-performance analytic applications rapidly. These capabilities, along with our ability to provide data-processing, data and consultative services under one roof make MarketZone® Platinum a very comprehensive & compelling solution.
      MarketZone® Platinum can provide the following functions:

•	Counts and queries

•	Data export and list selection

•	Prospect and customer profiling

•	Intuitive train of thought analysis

•	Comprehensive analytical reporting

•	E-mail, direct mail or telemarketing campaign execution
      CatalogVisiontm, a division of Donnelley Marketing, has been specializing in the catalog marketing industry for over 30 years serving both business-to-business and consumer direct marketers. CatalogVisiontm clients maximize the return on their promotion dollars through use of our information and processing services. Address integrity and merge/purge toolsets eliminate wasted mailings and optimize postal discounts. Relational marketing database systems enable multi-channel contact management and personalization.
      Triplex, acquired in the first quarter of 2004, specializes in providing data processing services to the non-profit sector. Our strategy is to grow this channel by selling more of our own proprietary data content into this channel.
      Walter Karl and newly acquired Edith Roman provide list brokerage, list management services and an array of database services to a broad range of direct marketing clients. Walter Karl also specializes in email list management and brokerage services for on-line marketers. Our specialized list management services provide a strong revenue base for our customers. In addition, we have our list brokerage business, which recommends and sells specialty lists to a wide range of businesses in many industries.
      Yesmail specializes in providing customer retention solutions for direct marketers, publishers and organizations that want to grow their customer database, develop personalized relationships with these customers, and execute more effective email marketing campaigns. Yesmail provides email marketing solutions to their clients that deliver high returns on investment and strong overall results.
OneSource Global Business Database
      OneSource, acquired in the second quarter of 2004, provides a compelling application on the world’s largest 1,200,000 businesses and executives who comprise these organizations. This application is getting increasingly embedded into the customer relationship management systems of major corporations.
      OneSource provides primarily Web-based business and financial information products to professionals who need quick access to timely and reliable company, industry, and market intelligence. OneSource’s primary products, the OneSource® Business BrowserSM products, are password-protected, subscription-based products that provide sales, marketing, finance, and management professionals and consultants with industry and company profiles, research reports, media accounts, executive listings and biographies, and financial information on over 1,200,000 public and private companies. OneSource customers access this information over the Internet using standard Web browsers. As a Web-based solution, the Business Browser product line does not require the purchase of additional computer hardware by the customer.
      OneSource products and services are designed to address the information needs of leading professional and financial services firms, technology companies, and other large organizations. OneSource’s primary target market consists of Global 5000 business-to-business companies in the technology, professional services, and financial services industries and that employ large direct sales forces.
      OneSource customers use the OneSource products for such purposes as account prospecting and management (i.e., business development), competitive and peer analysis, company tracking and monitoring, and company and industry research.
Value Added Reseller Group
      The Value Added Reseller Group (formerly the Database Licensing Group) continued its strategy of working with customers for whom data remains the core foundation of their product or service. The strength of our customers’ products is predicated on the accuracy, timeliness, and relevance of the data that drives it. Our distribution channel of value added resellers and original equipment manufacturers understand that the success and profitability of their service is largely dependent on the integration of infoUSA’s best-in-breed business and consumer information. The information provided by the Licensing group has multiple applications. The company licenses out infoUSA’s databases to be used in directory assistance, mapping, in-care navigation, site location analysis and demographic modeling.
      Our databases have many applications in addition to sales leads and mailing lists. The rapid proliferation of Internet and broadband technologies in U.S. households and businesses have opened up a cost-effective channel for us to become the leading brand for database applications. Some of our more popular applications include:

•	Directory Assistance

•	Mapping applications

•	In-car navigation application

•	Site location analysis

•	Demographic modeling

Computer Operations and Database Protection
      The Company currently operates multiple interdependent data centers. Each data center supports key components of the business and together, these sites host the core products and services that are offered by infoUSA and provide redundancy and business continuity to the organization. We have made significant investments in these data centers to provide a highly available and secure environment to operate our business and process information.
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
Employees
      As of December 31, 2004, we employed 2,332 people on a full-time basis. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.
Executive Officers of the Registrant
      The executive officers of the Company are as follows:

Name	Age	Position

Vinod Gupta	58	Chairman of the Board and Chief Executive Officer
Raj Das	34	Chief Financial Officer
Fred Vakili	51	Executive Vice President of Administration and Chief Administrative Officer
Ray Butkus	53	President, Donnelley Marketing
D. Joseph Thayer	38	Executive Vice President of Sales and Marketing
Monica Messer	42	Chief Operations Officer, Database Compilation and Technology Group and Chief Information Officer
Edward C. Mallin	55	President, Walter Karl
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
      D. Joseph Thayer has served as Executive Vice President of Sales and Marketing for the infoUSA Group since February 2005, as President of the infoUSA Small Business Group from May 1999 to February 2005, as Senior Vice President of the infoUSA Vertical Markets Group from October 1997 to May 1999, and as a Vice President and General Manager since joining the Company in 1993. Prior to that, Mr. Thayer worked as a manager for US West, Inc., and as a legislative aide handling foreign trade and agricultural issues in the United States House of Representatives. Mr. Thayer holds a B.A. in Political Science from the University of Nebraska, and a Master’s degree in Business Administration and Marketing from Auburn University.
      Monica Messer has served as Chief Operations Officer since October 2003, as President of the Database Compilation and Technology Group and Chief Information Officer of the Company from February 1997 to October 2003, and served as a Senior Vice President of the Company from January 1996 to January 1997. Ms. Messer joined the Company in 1983 and has served as a Vice President of the Company since 1985. Ms. Messer holds a B.S. in Business Administration from Bellevue University and is an alum of the Stanford Business School Executive Education program in Strategy and Organization.
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
      We lease sales office space at approximately 70 different locations in the United States, Canada and the United Kingdom, the aggregate rental obligations of which are not significant.

Item 3.	Legal Proceedings
      There are no material pending legal or governmental proceedings involving the Company, other than ordinary routine litigation, incidental to the business of the Company.

Item 4.	Submission of Matters to a Vote of Securityholders
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this 2004 Annual Report on Form 10-K.
PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
      Our Common Stock, $0.0025 par value, is traded on the NASDAQ National Market System under the symbol “IUSA.”
      The following table sets forth the high and low closing prices for our Common Stock during each quarter of 2004 and 2003.
Common Stock

	High	Low

2004
Fourth Quarter	$11.62	$9.35
Third Quarter	$10.50	$7.81
Second Quarter	$11.44	$8.77
First Quarter	$10.52	$7.56
2003
Fourth Quarter	$8.76	$7.41
Third Quarter	$9.88	$7.23
Second Quarter	$8.15	$4.87
First Quarter	$5.07	$4.10
      On March 10, 2005, the last reported sale price in the NASDAQ National Market System for our Common Stock was $10.08 per share. As of March 15, 2005, there were 118 stockholders of record of the Common Stock, and an estimated additional 2,600 stockholders who held beneficial interests in shares of Common Stock registered in nominee names of banks and brokerage houses.

      On January 25, 2005, the Board of Directors of the Company declared a cash dividend of $0.20 per common share. The dividend payments, totaling $10.6 million, were paid on March 1, 2005, to shareholders of record as of the close of business on February 8, 2005. This dividend represents the first dividend paid by the Company. This dividend is an annual dividend, and the Board of Directors has to declare any future annual dividends. No assurance can be given that dividends will be paid in the future since they are dependent on earnings, cash flows from operations, the financial condition of the Company and other factors. The existing credit agreements have certain restrictions on the ability to declare dividends on our common stock.
      The information required by this section concerning securities authorized for issuance under equity compensation plans is set forth in or incorporated by reference into Part III, Item 12 of this Annual Report and Note 10 in our consolidated financial statements included in this Annual Report.

Item 6.	Selected Consolidated Financial Data
      The following selected consolidated financial data as of the end of, and for each of the years in the five-year period ended December 31, 2004 are derived from the Company’s audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. The Company has made several acquisitions since 2000 that would affect the comparability of historical data. See Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Consolidated Financial Statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, are included elsewhere in this Form 10-K.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$344,859	$311,345	$302,516	$288,738	$305,668
Costs and expenses:
Database and production costs	102,838	87,074	84,710	80,880	101,831
Selling, general and administrative	166,715	144,068	131,985	112,402	149,721
Depreciation of operating assets	14,062	14,573	14,773	17,873	20,005
Amortization of intangible assets(1)	15,875	13,276	13,310	30,254	32,190
Impairment of assets(2)	—	—	—	—	2,135
Acquisition costs(3)	321	57	181	493	2,287
Non-cash stock compensation	779	219	52	448	3,113
Restructuring charges(4)	2,940	1,861	2,531	4,899	5,800
Provision for litigation settlement(5)	—	1,667	417	1,104	—

Total costs and expenses	303,530	262,795	247,959	248,353	317,082

Operating income (loss)	41,329	48,550	54,557	40,385	(11,414)
Other income (expense):
Investment income	(190)	1,149	179	953	1,250
Interest expense	(9,210)	(11,547)	(16,059)	(25,285)	(26,651)
Minority interest income	—	—	—	282	6,294
Gain on issuance of subsidiary stock(6)	—	—	—	—	14,634
Other charges(7)	(3,157)	(6,385)	(5,528)	—	—

Income (loss) from continuing operations before income taxes, and cumulative effect of change in accounting principle	28,772	31,767	33,149	16,335	(15,887)
Income tax expense	10,934	12,072	12,713	11,371	1,320

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	17,838	19,695	20,436	4,964	(17,207)
Loss from discontinued operations, net of tax(8)	—	—	—	—	(4,160)
Cumulative effect of a change in accounting principle, net of tax(9)	—	—	—	—	(10,266)

Net income (loss)	$17,838	$19,695	$20,436	$4,964	$(31,633)

Basic earnings (loss) per share from continuing operations	$0.34	$0.38	$0.43	$0.10	$(0.34)

Diluted earnings (loss) per share from continuing operations	$0.33	$0.38	$0.43	$0.10	$(0.34)

Basic earnings (loss) per share	$0.34	$0.38	$0.40	$0.10	$(0.63)

Diluted earnings (loss) per share	$0.33	$0.38	$0.40	$0.10	$(0.63)

Weighted average shares outstanding — basic	52,851	51,576	51,170	50,651	50,304

Weighted average shares outstanding — diluted	53,564	51,714	51,193	50,651	50,304

	December 31,

	2004	2003	2002	2001	2000

Consolidated Balance Sheet Data:
Working capital (deficit)	$(56,737)	$(13,065)	$(13,290)	$(3,670)	$19,943
Total assets	509,436	366,346	393,386	419,088	463,545
Long-term debt, including current portion	196,226	139,765	190,428	225,670	258,652
Stockholders’ equity	171,475	146,221	118,328	95,797	90,970

(1)	Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” and the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS 142, goodwill amortization was not recorded on new acquisitions after July 1, 2001 for fiscal year 2001 and no goodwill amortization was recorded during 2004, 2003 and 2002, respectively.

(2)	During 2000, the Company recorded an impairment loss of $2.1 million for certain capitalized software development costs, fixed assets related to the abandoned infoPIX business photograph project, as well as a cost for a proposed public offering and leasehold improvement costs of infoUSA.com, a subsidiary of the Company.

(3)	Includes the following acquisition costs: 1) $0.3 million in 2004 for various acquisitions, including Triplex, Edith Roman and OneSource, 2) $0.1 million in 2003 for various acquisitions, including Clickaction, Yesmail and Markado 3) $0.2 million related to various acquisitions made during 2002, 4) $0.5 million in 2001 for the acquisition of Polk City Directories from Equifax, Inc., and 5) $1.8 million in 2000 for the attempted acquisition of the consumer database division of R.L. Polk and $0.5 million related to the acquisitions of idEXEC, American Church Lists and Getko Direct Response. These costs are not direct costs of acquisition and therefore cannot be capitalized as part of the purchase price. Rather, these are general and administrative costs incurred in connection with the integration of these businesses.

(4)	During 2004, the Company recorded restructuring charges for severance costs of $2.9 million for 376 employees terminated during the year. During 2003, the Company recorded restructuring charges for severance costs of $1.9 million for 140 employees terminated during the year. During 2002, the Company recorded restructuring charges for severance costs of $2.5 million for 230 employees terminated during the year. During 2001, the Company recorded the following restructuring charges: 1) $2.1 million of severance costs for the termination of 265 employees, and 2) estimated lease termination costs of $2.8 million associated with the infoUSA.com Foster City, California location. During 2000, the Company recorded the following restructuring charges: 1) $2.1 million of severance costs for 350 employees terminated during December 2000, and 2) lease termination costs of $3.7 million associated with the infoUSA.com Foster City, California location.

(5)	During 2003, 2002 and 2001, the Company settled legal issues totaling $1.7 million, $0.4 million and $1.1 million, respectively, in connection with the settlement of various contractual disputes.

(6)	During 2000, infoUSA.com completed its second round of venture capital financing. As a result of the issuance of common stock of this subsidiary, the Company recorded a gain of $14.6 million.

(7)	During 2004, the Company recorded other charges totaling $3.2 million for: 1) $0.6 million for non-amortized debt issue costs and a $1.5 million premium to purchase $30.0 million of the Company’s 9 1/2% Senior Subordinated Notes, 2) $0.1 million for non-amortized debt issue costs for a prior credit facility as a result of the financing of a new Credit Facility in March 2004, and 3) $1.0 million for an other-than-temporary decline in the value of a non-marketable equity investment. During 2003, the Company recorded other charges totaling $6.4 million for: 1) $1.6 million for non-amortized debt issue costs and a $3.2 million premium to purchase $67 million of the Company’s 9 1/2% Senior Subordinated Notes, 2) $0.8 million in bank fees to amend and restate the Senior Secured Credit Facility and $0.8 million in non-amortized costs associated with the previous credit facility. During 2002, the Company recorded other charges totaling $5.5 million for: 1) a loss of $2.8 million for the net unamortized debt issue costs related to the Deutsche Bank credit facility, 2) a loss of $1.1 million for an other-than-temporary decline in the value of a nonmarketable equity investment, 3) a loss of $1.2 million for the reclassification of an interest rate swap agreement due to the refinancing of the Company’s senior debt credit facility during the year, and 4) a loss related to the Company’s repurchase of $9.0 million of its 9 1/2% Senior Subordinated Notes. As part of the repurchases, the Company recorded a loss totaling $0.4 million for net unamortized debt issue costs related to the Senior Subordinated Notes and for amounts paid in excess of carrying value of the debt.

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
GENERAL

Overview

Products and Services
      We are the leading provider of sales leads and mailing lists to millions of businesses in order for them to find new prospects and grow their sales. infoUSA compiles and updates over 15 databases under one roof in Omaha, Nebraska. Our customers include salespeople, small office/home office (“SOHO”) entrepreneurs, small and medium businesses, and Fortune 2000 corporations. Our database is also part of major directory assistance search firms like Yahoo!, Google, AOL, and in-car navigation companies. Most cars with GPS devices today use infoUSA databases. Databases compiled and continually updated are as follows:

Business Databases	Consumer Databases

• 14 Million U.S. and Canadian Businesses

• 11.5 Million Executives and Professionals

• 5 Million Small Business Owners

• 5 Million Business Addresses with Color Photos

• 2.6 Million Brand New Businesses

• 3.6 Million Yellow page Advertisers

• 1.7 Million Bankruptcy Filers

• 900,000 Global Businesses and 2 Million Executives

• 600,000 Manufacturers

• 410,000 Big Businesses	• 180 Million Consumers • 112 Million Households • 65 Million Homeowners • 15 Million New Movers Per Year • 3.1 Million New Homeowners Per Year

      We employ over 600 full time people to compile and update the databases from thousands of public sources such as yellow pages, white pages, newspapers, incorporation records, real estate deed transfers, and various other sources. For the business database, we make over 20 million phone calls a year to verify the name of the owner or key executive, their address, number of employees, number of PC’s, fax numbers, e-mail addresses, and other information.
      The databases change by roughly 65% per year. We spend over $50 million a year to update these databases and related database management systems. We believe that we have the finest and most accurate databases in the industry. We believe there is no other company that compiles and updates so many databases all under one roof.
      We have also developed proprietary software for direct marketing applications, database marketing applications, e-mail marketing applications, telemarketing applications, and other sophisticated modeling applications. Our proprietary software enhances the value of our databases to the customer.
      New initiatives in 2004 and 2005 include:

•	Yellow Page Advertising Expense Report

•	Business Address Photographs

•	Sales Genie

•	Credit.Net

Sales & Marketing Strategy
      infoUSA has over 4 million customers who have used our sales leads and mailing lists. They use our databases to find new customers and grow their sales. That is why the logo of infoUSA bears the mark “Sales Solutions.”
      For our large clients, we distribute our databases and services through the Donnelley Group. Donnelley Marketing, the flagship Company within the Donnelley Group, was acquired by infoUSA in 1999, and has been a leader in this space since 1917. The Donnelley Group has a sales force of over 200 account executives that call on Fortune 2000 companies. These clients have a sophisticated need for databases, database marketing, and now e-mail marketing. Under the Donnelley Group, we have seven different companies that specialize in their own respective markets. These companies are Donnelley Marketing, Walter Karl, Edith Roman, Catalog Vision, Triplex, Yesmail, @Once, and OneSource. OneSource is the only company which has a true global database of 900,000 businesses and 2 million executives by title. This database is used by multinational companies for market research, prospect development, and other modeling and research applications.
      infoUSA has an extensive sales channel into medium and small businesses, SOHO markets, and salespeople. We sell directly to these markets. We employ several distribution channels such as direct mail, telemarketing, e-mail marketing, and our own sales force. We have over 700 account executives that have developed relationships with these clients.
      More than 4 million customers have used our information in the form of sales leads, prospect lists, mailing labels, printed directories, 3 × 5 cards, computer diskettes, business credit reports, DVDs, and on the Internet. Our information is used by businesses for sales leads, mailing lists, credit decisions, market research, competitive analysis, and management of vendor relationships. Sales people and small business owners use our information for new prospects, due diligence, and other day-to-day information purposes.

Sales Genie, Credit.Net, SalesLeadsUSA . . . Subscription Model
      In the past, infoUSA sold sales leads and mailing lists on an “as needed” basis. We realized that our customers need this information every day. We developed an Internet based service called “Sales Genie” for the small business & SOHO market. This is an Internet based database delivery service. All of our databases can be accessed on a unlimited basis for a flat price of $250.00 per month. Sales Genie has a built-in contact management software and mapping ability. For additional users the charge is $100 per user extra. This subscription product is designed for approximately 3.5 million small businesses.
      We have also developed “SalesLeadsUSA” for one person businesses, contractors, and sales executives. There are 10 million plus prospects in this group. This service offers 4 databases with limited search criteria but still offers customers unlimited sales leads and mailing lists for $75.00 per month per user, i.e., $900 per year. This service also has contact management software.
      The Company also launched an unlimited business credit report service called Credit.Net in the first quarter of 2004. A customer can obtain unlimited business credit reports for only $75.00 per month.
      Two of our directory divisions, Polk City Directories & Hill-Donnelly Directories, now offer bundled subscription packages for under $100 per month per user. These bundled packages include printed directory on a customer’s immediate region, DVD on the entire state, and Internet access for all of U.S.
      This migration from one time sales to subscription based sales is enabling us to have a better relationship with our customers, more predictable revenue, and the ability to offer more services to our customers in the arena of sales solutions.

Financial Performance
      Operating income for 2004 was $41.3 million, or 12% of net sales, down from $48.6 million, or 16% of net sales, for 2003. The primary reasons for the decline in operating income were (i) higher operating cost structures associated with the companies we acquired during 2004 including Triplex, Edith Roman and OneSource, and (ii) deferral of approximately $8.9 million of revenues during 2004 related to accounting for our new line of subscription products.

Mergers and Acquisitions
      Internal revenue growth is the primary objective of the Company. However, we still look for strategic acquisitions, which are opportunistic in nature. We like to acquire companies where we can get better than 25% operating margin. During 2002 and 2003, the Company acquired DoubleClick’s email deployment business, ClickAction®, Yesmail® and Markado®. As described in the notes to the accompanying financial statements, the Company acquired the following entities in 2004: (i) Triplex, a provider of direct marketing and database marketing services to nonprofit and catalog customers; (ii) Edith Roman®, a provider of list brokerage and list management services, data processing services and email marketing services; and (iii) OneSource, a provider of a global database of over 900,000 of the largest business worldwide. This database is deep in content and includes financial information and other public information.
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

		Principal			Transaction
		Business	Type of		Value
Acquired Company	Key Asset	Segment	Acquisition	Date Acquired	(in millions)(1)

Digital Directory Assistance	Consumer CD-Rom Products	infoUSA group	Asset purchase	August 1996	$17
County Data Corporation	New Businesses Database	infoUSA group	Pooling-of-interests	November 1996	$11
Marketing Data Systems	Data Processing Services	Donnelley group	Asset purchase	November 1996	$3
BJ Hunter	Canadian Business Database	infoUSA group	Stock purchase	December 1996	$3
Database America Companies	Consumer Database and Data Processing Services	Donnelley group	Stock purchase	February 1997	$105
Pro CD	Consumer CD-Rom Products	infoUSA group	Asset purchase	August 1997	$18
Walter Karl	Data Processing and List Management Services	Donnelley group	Stock purchase	March 1998	$19
JAMI Marketing	List Management Services	Donnelley group	Asset purchase	June 1998	$13
Contacts Target Marketing	Canadian Business Database	infoUSA group	Asset purchase	July 1998	$1
Donnelley Marketing	Consumer Database and Data Processing Services	Donnelley group	Stock purchase	July 1999	$200
American Church Lists	Religious Institution Database	infoUSA group	Stock purchase	March 2000	$2
IdEXEC	Executives Database	Donnelley group	Asset purchase	May 2000	$7
Getko Direct Response	Canadian Consumer Database and Data Processing Services	infoUSA group	Asset purchase	May 2000	$2
InfoUSA.com minority interest	Internet license and products	Donnelley group	Asset purchase	August 2001	$25
Polk City Directories	Business Directories Products	infoUSA group	Asset purchase	October 2001	$6
DoubleClick e-mail list business	e-mail list business	Donnelley group	Asset purchase	March 2002	$2
Hill Donnelly	Business Directories Products	infoUSA group	Asset purchase	June 2002	$2
City Publishing	Business Directories Products	infoUSA group	Asset purchase	September 2002	$2
ClickAction	E-mail solutions provider and e-mail list business	Donnelley group	Stock purchase	December 2002	$4
Yesmail	E-mail solutions provider and e-mail list business	Donnelley group	Stock purchase	March 2003	$4
Markado	E-mail solutions provider and e-mail list business	Donnelley group	Asset purchase	September 2003	$1
Triplex	Data processing services	Donnelley group	Stock purchase	February 2004	$8
Edith Roman	List brokerage and management services	Donnelley group	Stock purchase	June 2004	$14
OneSource	International database and internet browser applications	Donnelley group	Stock purchase	June 2004	$109

(1)	Transaction value includes total consideration paid including cash paid, debt and stock issued plus long-term debt repaid or assumed at the date of acquisition plus, in the case of DBA, a subsequent purchase price adjustment in October 1997.
      In February 2005, infoUSA acquired @Once. The purchase price was $8.1 million. @Once is a retention based e-mail technology company with operations similar to Yesmail’s.
      The Company frequently evaluates the strategic opportunities available and intends to pursue strategic acquisitions of complementary products, technologies or businesses that it believes fit its business strategy. In connection with future acquisitions, the Company expects that it will be required to incur additional acquisition-related charges to operations.
      On February 10, 2005, the Company announced that it proposed to acquire Digital Impact, Inc. (Nasdaq: DIGI) for $2.00 per share in cash. The Company’s proposal has been communicated to the Digital Impact board of directors but has not yet resulted in a substantive discussion regarding the terms of a potential transaction. Based on publicly available information with respect to Digital Impact, based on the $2.00 per share price, the transaction would have a total equity value of approximately $74 million. At this time, there is no certainty whether this transaction will be consummated at $2.00 per share or at all.

      Associated with the acquisitions previously described, the Company recorded amortization expense on goodwill and other purchased intangibles as summarized in the following table (amounts in thousands):

Fiscal Year	Amount

2000	$32,190
2001	30,254
2002	13,310
2003	13,276
2004	15,875

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
      Revenue recognition. Revenue from the sale of prospect lists (paper form or electronic), mailing labels, published directories, other sales lead products and DVD and CD information products are recognized upon shipment. These product sales are typically evidenced by a written purchase order or by credit card authorization. Terms and conditions for retail channel sales of DVD and CD information products include rights of return. Accordingly, we estimate and record an allowance for product returns and reduce the amount of recognized revenue by anticipated product returns. The estimate of the product returns is made by giving consideration to the historical trends in sales and product returns, estimates of product inventory currently in the channel of distribution, and the timing and release of new product versions. List brokerage sales revenues are recognized net of costs.
      Data processing and e-mail customer retention solution revenues are billed on a time and materials basis, with the recognition of revenue occurring as the services are rendered to the customer.
      Revenue from the licensing of our data to third parties and the sale of our subscription-based products are recognized on a straight-line basis over the life of the agreement, when we commit to provide the customer either continuous data access (i.e., “24/7” access via the Internet) or updates of data files over a period of time. Licenses and subscriptions are evidenced by written contracts. We also license data to customers with no such commitments. In those cases, we recognize revenue when the data is shipped to the customer, provided all revenue recognition criteria have been met.
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
      Valuation of long-lived and intangible assets and goodwill. The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considered important which could trigger an impairment review included the following:

•	Significant underperformance relative to historical or projected future operating results,

•	Significant changes in the manner or use of the acquired assets or the strategy for our overall business,

•	Significant negative industry or economic trends,

•	Significant decline in our stock price, and

•	Our market capitalization relative to net book value.
      When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on estimated fair value of the assets. Net intangible assets, long-lived assets, and goodwill amounted to $365.3 million as of December 31, 2004.
      The Company completed an impairment test as of October 31, 2004 and 2003, respectively, and determined that no impairment existed. The goodwill impairment test is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired, and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step is essentially a purchase price allocation exercise, which allocates the newly determined fair value of the reporting unit to the assets. For purposes of the allocation, the fair values of all assets, including both recognized and unrecognized intangible assets, are determined. The residual goodwill value is then compared to the carrying value of goodwill to determine the impairment charge.
      At December 31, 2004, the Company had seven detail reporting units that possess goodwill and therefore require testing pursuant to SFAS 142. The seven detail reporting units represent a subset of the operating segments reported upon in the accompanying financial statements. These reporting units represent financial information one level lower than the reported operating segments, and these individual reporting units have discrete financial information available and have different economic characteristics.
      The Company used the Gordon growth model to calculate residual values. The Gordon growth model refers to the concept of taking the residual year cash flow and determining the value of a growing, perpetual annuity. The long-term growth rate used for each reporting unit ranged from 3% to 5%. The Company used weighted average cost of capitals ranging from 13.0%to 14.4% in its discounted cash flows analysis.
      The following accounting policies are also viewed by Company management as significant in the review and analysis of the Company’s operating results and financial condition.
      Related party transactions. As discussed in Note 12 to the audited Consolidated Financial Statements included elsewhere in this Form 10-K, the Company has commonly entered into transactions with entities owned by Mr. Gupta, Chairman and Chief Executive Officer of the Company. The transactions are authorized by the Company’s management and board of directors to support activities related to customer relationship, business development, new acquisitions and other strategic initiatives. Arrangements between the Company, Annapurna Corporation and other related parties are subject to periodic review by the Company’s management and board of directors.
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
      Investments. The Company records a non-cash charge to earnings when it determines that an investment has experienced an “other than temporary” decline in market value. To make this determination, the Company reviews the carrying value of its non-marketable investment securities at the end of each reporting period for impairment. Other-than-temporary impairments are generally recognized if the market value of the investment is below its current carrying value for an extended period, which the Company generally defines as six to nine months, or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations, among other factors. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the recorded non-marketable investment securities, thereby possibly requiring additional impairment charges in the future.
Results of Operations
      The following table sets forth, for the periods indicated, certain items from the Company’s statement of operations data expressed as a percentage of net sales. The amounts and related percentages may not be fully comparable due to the Company’s acquisition of the e-mail business from DoubleClick in March 2002, Hill Donnelly in June 2002, City Publishing in September 2002, ClickAction in December 2002, Yesmail in

March 2003, Markado in September 2003, Triplex in February 2004, Edith Roman in June 2004 and OneSource in June 2004:

	Year Ended December 31,

	2004	2003	2002

Consolidated Statement of Operations Data:
Net sales	100%	100%	100%
Costs and expenses:
Database and production costs	30	28	28
Selling, general and administrative	48	46	44
Depreciation	4	5	5
Amortization of intangible assets	5	4	4
Impairment of assets	—	—	—
Acquisition costs	—	—	—
Non-cash stock compensation	—	—	—
Restructuring charges	1	1	1
Provision for litigation settlement	—	1	—

Total costs and expenses	88	85	82

Operating income	12	15	18
Other expense, net	(4)	(5)	(7)

Income before income taxes	8	10	11
Income tax expense	3	4	4

Net income	5%	6%	7%

	($ in millions)
Other Data:
Sales by Segment:
infoUSA group	$144.6	$155.3	$155.4
Donnelley group	200.3	156.0	147.1

Total	$344.9	$311.3	$302.5

Sales by Segment as a Percentage of Net Sales:
infoUSA group	42%	50%	51%
Donnelley group	58	50	49

Total	100%	100%	100%

2004 Compared to 2003

Net sales
      Net sales for 2004 were $344.9 million, an increase of 11% from $311.3 million for 2003.
      Net sales of the infoUSA Group segment for 2004 were $144.6 million, a 7% decrease from $155.3 million for 2003. The decrease in net sales is principally due the deferral of revenue totaling $8.9 million during 2004 related to the sale of subscription-based products.
      The infoUSA Group segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized businesses, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet. Historically, this group has principally offered one-time sales leads products, although the group continues to migrate a growing number of customers to subscription-based products. During 2004, the Company began to sell subscription products and to defer the revenues associated with the sale of these subscription-based products. Conversions from one-

time sales to this subscription format will cause this group to experience short-term reductions in reported revenue due to the deferred revenue recognition practices associated with the sale of these types of products. Sales of subscription-based products require the Company to recognize revenues over the subscription period instead of at the time of sale.
      Net sales of the Donnelley Group segment for 2004 were $200.3 million, a 28% increase from $156.0 million for 2003. The increase was principally due to the acquisition of Triplex in February 2004 and Edith Roman and OneSource in June 2004. The Donnelley Group segment principally engages in the selling of data processing services, Web-based business and financial information products and services, licensed databases, database marketing solutions, e-mail marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services.

Database and production costs
      Database and production costs for 2004 were $102.8 million, or 30% of net sales, compared to $87.1 million, or 28% of net sales for 2003. The increase in database and production costs principally relates to the acquisition of Triplex in February 2004 and OneSource in June 2004. These acquired companies historically had higher database and production costs structures, expressed as a percentage of net sales, than the Company’s existing businesses.

Selling, general and administrative expenses
      Selling, general and administrative expenses for 2004 were $166.7 million, or 48% of net sales, compared to $144.1 million, or 46% of net sales for 2003. The increase in selling, general and administrative expenses principally relates to the Company’s planned increase in direct marketing costs and the addition of sales staff beginning during the second half of 2003. Additionally, the increase is due to the acquisition of companies during 2004 including Triplex, Edith Roman and OneSource. These acquired companies historically had higher selling, general and administrative cost structures, expressed as a percentage of net sales, than the Company’s existing businesses.

Depreciation expense
      Depreciation expense for 2004 was $14.1 million, or 4% of net sales, compared to $14.6 million, or 5% of net sales for 2003.

Amortization expense
      Amortization expense for 2004 was $15.9 million, or 5% of net sales, compared to $13.3 million, or 4% of net sales for 2003. Amortization expense increased as a percentage of net sales as identifiable intangible assets recorded as part of the acquisition of OneSource totaling $31.3 million were recorded and subject to amortization. SFAS No. 142 requires the Company to complete an annual impairment test on goodwill and other intangible assets with an indefinite life rather than record amortization expense on those assets. The Company last completed impairment tests as of October 31, 2004, as required by SFAS 142, and established that no impairment exists.

Non-cash stock compensation expense
      During 2004, the Company recorded non-cash stock compensation expense of $0.8 million, compared to $0.2 million for 2003. These charges represent non-cash stock compensation expense related to non-employee consulting agreements. The Company will incur additional non-cash compensation expense for these consultants’ options during the vesting period of those options. The amount of compensation expense will be affected by changes in the fair value of the Company’s common stock and interest rates.

Litigation settlement charge
      During 2002, a principal of one of the acquisitions made by the Company in 1996 was awarded $1.7 million by an arbitrator for settlement of a dispute regarding exercise of stock options issued by the Company. During 2003, the Company determined that it was not likely to be successful in its appeal of the dispute and recorded a settlement charge of $1.7 million.

Restructuring costs
      The Company recorded restructuring charges (severance) during 2004 and 2003 of $2.9 million and $1.9 million, respectively, related to workforce reductions as a part of the Company’s continuing strategy to reduce unnecessary costs and focus on core operations. The workforce reduction charges included involuntary employee separation costs during 2004 and 2003 for approximately 376 and 140 employees, respectively.

Acquisition costs
      The Company recorded integration-related costs during 2004 and 2003 of $0.3 million and $0.1 million, respectively. Acquisition costs include costs related to unsuccessful acquisition efforts and integration-related costs including general and administrative costs, information system conversion costs and other direct integration-related charges. These costs were not directly related to the recent acquisitions of various companies, and therefore could not be capitalized as part of the acquisitions.

Operating income
      Including the factors previously described, the Company had operating income of $41.3 million, or 12% of net sales during 2004, compared to operating income of $48.6 million, or 15% of net sales for 2003. The decrease in operating income as a percentage of net sales is a result of the following items: 1) increased operating expenses represented as percentage of net sales associated with companies acquired in 2004 including Triplex, Edith Roman and OneSource, and 2) deferred revenue associated with the sale of subscription-based products described in the section “net sales” above.
      Operating income for the infoUSA Group segment for 2004 was $45.4 million, or 31% of net sales, as compared to $48.9 million, or 32% of net sales for 2003. Operating costs for the infoUSA Group segment decreased from $106.4 million for 2003 to $99.1 million for 2004 (a net decrease of $7.3 million), although the deferral of revenue totaling $8.9 million during 2004 related to the sale of subscription-based products offset the cost savings recorded.
      Operating income for the Donnelley Group segment for 2004 was $82.5 million, or 41% of net sales, as compared to $76.8 million, or 49% of net sales for 2003. The decrease in operating income as a percentage of net sales is principally due to increased operating expenses represented as percentage of net sales associated with companies acquired during 2004 including Triplex, Edith Roman and OneSource.

Other income (expense), net
      Other expense, net was $(12.6) million, or 4% of net sales, and $(16.8) million, or 5% of net sales, for 2004 and 2003, respectively. Other income (expense), net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating income and operating expense of the Company.
      Interest expense was $9.2 million and $11.5 million for 2004 and 2003, respectively. The decrease is principally due to lower interest rates on the Company’s former credit facility refinanced in May 2003, the reduction in the amount of 9 1/2% Senior Subordinated Notes outstanding and favorable interest rates. Investment income (loss) was $(0.2) million and $1.1 million, for 2004 and 2003, respectively.
      During 2004, the Company wrote-off deferred financing costs of $0.1 million related to the prior credit facility as a result of the financing on March 25, 2004 of the Credit Facility.

      During 2004 the Company redeemed the remainder of its outstanding 9 1/2% Senior Subordinated Notes of $30.0 million at a premium of 4.75% to face amount. The premium paid on the redemption was $1.5 million, representing amounts paid in excess of the carrying value of the debt. As part of the redemption, the Company recorded charges of $0.6 million for net unamortized debt issue costs related to the Senior Subordinated Notes.
      During 2004, the Company recorded a loss of $1.0 million for an other-than-temporary decline in the value of a nonmarketable equity investment.
      During 2003, the Company purchased $67.0 million of its 9 1/2% Senior Subordinated Notes of which $11.5 million were from the Chief Executive Officer. All purchases of 9 1/2% Senior Subordinated Notes occurred at the same price and under the same terms. As part of these purchases, the Company recorded charges of $1.6 million for related net unamortized debt issue costs and $3.1 million for amounts paid in excess of the carrying value of the debt.
      During 2003, the Company expensed $0.8 million for net unamortized debt issue costs and $0.8 million in bank fees associated with the refinancing of the credit facility.

Income taxes
      A provision for income taxes of $10.9 million and $12.1 million was recorded during 2004 and 2003, respectively, reflecting an effective income tax rate of approximately 38%.
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
      Cash flows from operations on an annual basis have historically been well in excess of contractual obligations, including required debt payments, capital lease obligations, operating leases and other long-term obligations, and the Company believes that this financial condition will remain comparable for the foreseeable future. The Company does not anticipate utilizing cash flows from operations to fund significant capital expenditures in the foreseeable future. Additionally, the Company had $50.0 million of available borrowing capacity under its debt facilities at December 31, 2004, and has been historically successful in negotiating and obtaining additional debt financing as necessary.

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
      The Company has announced that it proposes to acquire all of the common stock of Digital Impact. The Company anticipates that the cost of acquiring the shares of common stock of Digital Impact, based on a $2.00 per share price, would be approximately $74 million, plus transaction fees and expenses. The Company intends to obtain the necessary funds by drawing on a financing commitment provided to the Company from Wells Fargo Bank, N.A., pursuant to a commitment letter dated February 23, 2005. The commitment letter is subject to certain conditions, including the negotiation and execution of definitive loan documents satisfactory to the parties and satisfaction of the conditions to the tender offer to the Digital Impact shareholders. Upon consummation of the financing, the Company will have the ability to borrow up to $300 million, consisting of (i) a multiple advance term credit facility of $250 million and (ii) a revolving credit facility of $50 million. These loans will be secured by substantially all of the assets of the Company.

General Information — Debt Instruments, Financial Covenants and Sources and Uses of Cash
      On March 25, 2004, the Company financed a new Senior Secured Credit Facility administered by Wells Fargo Bank, N.A. The new credit facility provides for a $120.0 million Term A loan with a maturity date of March 2009 and a $50.0 million revolving line of credit with a maturity date of March 2007.
      On June 4, 2004, the Company negotiated an amended and restated Senior Secured Credit Facility (the “Credit Facility”) administered by Wells Fargo Bank, N.A. in conjunction with the acquisition of OneSource. The Credit Facility provides for a new $80.0 million Term B loan with a maturity date of June 2010.
      The Credit Facility provides for grid-based interest pricing based upon the Company’s consolidated total leverage ratio and ranges from base rate plus 1.00% to 1.75% for base rate loans and LIBOR plus 2.00% to 2.75% for use of the revolving credit facility. The term loans interest rates range from base rate plus 1.50% to 2.00% or LIBOR plus 2.50% to 3.00%. Substantially all of the assets of the Company are pledged as security under the terms of the Credit Facility. At December 31, 2004, the Term A loan had a balance of $105.0 million bearing an interest rate of 5.06%, the Term B loan had a balance of $69.6 million bearing an interest rate of 5.25% and $50.0 million was available under the revolving credit facility.
      The Company is subject to certain financial covenants in the Credit Facility, including minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on EBITDA (“Earnings before interest expense, income taxes, depreciation and amortization”), as adjusted, providing for adjustments to EBITDA for certain agreed upon items including investment income (loss), other charges (gains), asset impairments, non-cash stock compensation expense and other items defined within the Credit Facility. The Company was in compliance with all restrictive covenants of the Credit Facility as of December 31, 2004.

Selected Consolidated Statements of Cash Flows Information
      As of December 31, 2004, the Company’s principal sources of liquidity included $50.0 million available under the Senior Secured Credit Facility. As of December 31, 2004, the Company had a working capital deficit of $56.7 million. Included in this working capital deficit amount is deferred revenue of $53.0 million.
      Net cash provided by operating activities during 2004 totaled $73.0 million compared to $56.6 million for 2003.
      During 2004, the Company spent $4.4 million for additions of property and equipment and $2.6 million related to software and database development costs, compared to $5.5 million and $1.1 million, respectively during 2003.

      During 2004, the Company spent a total of $110.0 million for acquisitions of businesses, net of cash acquired of $19.3 million. The Company paid $6.2 million for Triplex (net of cash acquired of $0.2 million) including capitalized acquisition costs of $0.3 million. The Company paid $12.3 million for Edith Roman (net of cash acquired of $1.2 million) including capitalized acquisition costs of $0.3 million. The Company paid $91.5 million for OneSource (net of cash acquired of $17.9 million) including capitalized acquisition costs of $1.8 million.
      During 2004, the Company borrowed a total of $273.2 million in debt while making repayments on debt totaling $222.0 million during 2004. These amounts reflect activity for the financing of the acquisitions of Triplex, Edith Roman and OneSource during 2004, the refinancing of the Company’s Senior Secured Credit Facility in March 2004 and the redemption of the Company’s 9 1/2% Senior Subordinated Notes in April 2004.

Selected Consolidated Balance Sheet Information
      Trade accounts receivable increased to $51.7 million at December 31, 2004 from $40.9 million at December 31, 2003. The increase is principally due to the acquisition of OneSource in June 2004. The day’s sales outstanding (“DSO”) ratio, excluding list brokerage sales, for 2004 was 54 days compared to 49 days for 2003.
      List brokerage trade accounts receivable increased to $19.6 million at December 31, 2004 from $12.8 million at December 31, 2003. The increase is due to the acquisition of Edith Roman in June 2004, which provides list brokerage sales operations.
      Deferred marketing costs decreased to $2.6 million at December 31, 2004 from $5.5 million at December 31, 2003. The decrease is the result of the Company’s decreased spending during 2004 on direct marketing costs that are subject to deferral and amortization.
      List brokerage trade accounts payable increased to $15.4 million at December 31, 2004 from $9.5 million at December 31, 2003. The increase is due to the acquisition of Edith Roman in June 2004, which provides list brokerage sales operations.
      Accrued expenses increased to $7.0 million at December 31, 2004 from $0.8 million at December 31, 2003. The increase is principally due to the acquisition of OneSource in June 2004, accrued severance costs associated with the various acquisitions during 2004 and the termination of existing employees during 2004. Additionally, accrued expenses includes a hold-back amount of $1.1 million related to the acquisition of Triplex which was paid in January 2005.
      Deferred revenue increased to $53.0 million at December 31, 2004 from $19.8 million at December 31, 2003. The increase is principally due to the acquisition of OneSource in June 2004.
      Long-term debt, net of current portion increased to $162.1 million at December 31, 2004 from $122.5 million at December 31, 2003. The net increase is due to the financed acquisitions of Triplex, Edith Roman and OneSource during 2004.
      Selected other balance sheet accounts, including prepaid expenses, accounts payable, and accrued payroll expenses, increased (decreased) moderately from their respective account balances at December 31, 2003 to their respective account balances at December 31, 2004. The increase (decrease) in these account balances is due to the acquisition of certain companies during 2004 and payment timing differences related to various general operating expenses.

      The following table summarizes the Company’s contractual obligations as of December 31, 2004:

	Less than	1 to	4 to	After
	1 Year	3 Years	5 Years	5 Years

	(In thousands)
Long-term debt	$32,299	$55,119	$35,073	$71,027
Capital lease obligations	1,835	873	—	—
Operating leases	7,924	10,865	5,120	936
Unconditional purchase obligations	22,606	10,989	3,258	—
Other long-term obligations	—	—	—	—

Total cash contractual obligations	$64,664	$77,846	$43,451	$71,963

      Unconditional purchase obligations include service contracts for internet, phone and data communication services, software and hardware maintenance services, consulting agreements, data processing services and data center hosting agreements.
      Other than for long-term debt arrangements, the Company has historically not entered into significant long-term contractual commitments, and does not anticipate doing so in the foreseeable future. The Company principally negotiates longer-term contracts that bear terms of one year or less, although some contracts may bear terms of up to three years.
Off-Balance Sheet Arrangements
      Other than rents associated with facility leasing arrangements, the Company does not engage in off-balance sheet financing activities.
Accounting Standards
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS No. 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of December 31, 2004, management believes that SFAS No. 153 will have no significant effect on the financial position, results of operations, and cash flows of the Company.
      In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based Payments. SFAS 123(R) eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. For public entities that do not file as small business issuers, the provisions of the revised statement are to be applied prospectively for awards that are granted, modified, or settled in the first interim or annual period beginning after June 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS 123 (as originally issued) for either recognition or pro forma disclosures. When the Company adopts the standard on July 1, 2005, it will be required to report in its financial statements the share-based compensation expense for the last six months of 2005 and may choose to use the modified retrospective application method to restate results for the two earlier interim periods. As of December 31, 2004, management believes that adopting the new statement will have a negative impact of approximately one cent per share (one cent per share if the modified retrospective application method is used) for the year ending December 31, 2005, representing the expense to be recognized from July 1, 2005 through December 31, 2005 for the unvested portion of awards which were granted prior to July 1, 2005.
      In December 2003, the Financial Accounting Standards Board (“FASB”) revised FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. FIN No. 46® addresses consolidation by business enterprises of certain variable interest entities. For public entities that are not small business issuers, the provisions of FIN No. 46® are effective no later than the end of the first reporting period that ends after March 15, 2004. If the variable interest entity is considered to be a special-purpose entity, FIN No. 46® shall be applied no later than the first reporting period that ends after December 15, 2003. Management has determined that adoption of this interpretation did not have any effect on the financial position, results of operations and cash flows of the Company.
      In November 2003, the FASB ratified a consensus on the disclosure provisions of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other cost method investments are other-than-temporarily impaired. However, with the issuance of FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF 03-1,” on September 30, 2004, the provisions of the consensus relating to the measurement and recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. The Company will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.
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
      The business and consumer marketing information industry in which we operate is highly competitive. Intense competition could harm us by causing, among other things, price reductions, reduced gross margins, and loss of market share. Our competition includes: Acxiom, Experian (a subsidiary of Great Universal Stores, P.L.C. (“GUS”)), Equifax, Harte-Hanks Communications, Inc. and Dun & Bradstreet©.
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
      As of December 31, 2004, we had total indebtedness of $196.2 million. Substantially all of our assets are pledged as security under the terms of the Credit Facility.
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
      Our business strategy includes continued growth through acquisitions of complementary products, technologies or businesses. We have made over 20 acquisitions since 1996 and completed the integration of these acquisitions into our existing business by the end of 2004. We continue to evaluate strategic opportunities available to us and intend to pursue opportunities that we believe fit our business strategy. Acquisitions of companies, products or technologies may result in the diversion of management’s time and attention from day-to-day operations of our business and may entail numerous other risks, including difficulties in assimilating and integrating acquired operations, databases, products, corporate cultures and personnel, potential loss of key employees of acquired businesses, difficulties in applying our internal controls to acquired businesses, and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent our efforts to integrate future acquisitions fail, our business, financial condition and results of operations would be adversely affected.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The Company has identified interest rate risk as the Company’s primary market risk exposure. The Company is exposed to significant future earnings and cash flow exposures from significant changes in interest rates as nearly all of the Company’s debt is at variable rates. If necessary, the Company could refinance the Company’s debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, each 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of approximately $2.0 million. At December 31, 2004, the fair value of the Company’s long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 2004, the Company had long-term debt with a carrying value of $196.2 million and estimated fair value of approximately the same. The Company has no significant operations subject to risks of foreign currency fluctuations.

Item 8.	Financial Statements and Supplementary Data
      The information required by this item (other than selected quarterly financial data which is set forth below) is incorporated by reference to the Consolidated Financial Statements included elsewhere in this Form 10-K. The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2004. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

	2004 Quarter Ended				2003 Quarter Ended

	March	June	September	December	March	June	September	December
	31	30	30	31	31	30	30	31

	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$80,811	$83,794	$90,172	$90,082	$76,080	$78,831	$77,379	$79,055
Costs and expenses:
Database and production costs	23,861	24,823	27,634	26,520	20,900	22,240	21,416	22,518
Selling, general and administrative	40,179	40,021	43,046	43,469	33,134	33,864	36,827	40,243
Depreciation	3,314	3,560	3,523	3,665	3,851	3,707	3,696	3,319
Amortization of intangible assets	3,446	3,616	4,409	4,404	3,324	3,326	3,310	3,316
Acquisition costs(1)	3	239	79	—	13	41	—	3
Non-cash stock compensation	182	458	(45)	184	—	69	76	74
Litigation settlement charges(2)	—	—	—	—	—	—	1,667	—
Restructuring charges(3)	615	1,007	766	552	555	430	645	231

Operating income	9,211	10,070	10,760	11,288	14,303	15,154	9,742	9,351
Other expense, net(4)	(2,157)	(4,083)	(2,624)	(3,693)	(3,314)	(7,260)	(4,089)	(2,120)

Income before income taxes	7,054	5,987	8,136	7,595	10,989	7,894	5,653	7,231
Income tax expense	2,681	2,275	3,091	2,887	4,134	3,169	2,021	2,748

Net income	$4,373	$3,712	$5,045	$4,708	$6,855	$4,725	$3,632	$4,483

Basic earnings per share	$0.08	$0.07	$0.10	$0.09	$0.13	$0.09	$0.07	$0.09

Diluted earnings per share	$0.08	$0.07	$0.10	$0.08	$0.13	$0.09	$0.07	$0.09

Weighted average shares outstanding — basic	52,338	52,540	53,005	53,116	51,144	51,221	51,676	52,245

Weighted average shares outstanding — diluted	52,955	53,106	53,317	53,979	51,144	51,239	52,357	52,526

(1)	Includes the following acquisition costs: 1) $0.3 million in 2004 for various acquisitions, including Triplex, Edith Roman and OneSource, and 2) $0.1 million in 2003 for various acquisitions, including Clickaction, Yesmail and Markado. These costs are not direct costs of acquisition and therefore cannot be capitalized as part of the purchase price. Rather, these are general and administrative costs incurred in connection with the integration of these businesses.

(2)	During 2003, the Company settled legal issues totaling $1.7 million in connection with the settlement of contractual disputes.

(3)	During 2004, the Company recorded restructuring charges for severance costs of $2.9 million for 376 employees terminated during the year. During 2003, the Company recorded restructuring charges for severance costs of $1.9 million for 140 employees terminated during the year.

(4)	During 2004, the Company recorded other charges totaling $3.2 million for: 1) $0.6 million (second quarter) for non-amortized debt issue costs and a $1.5 million (second quarter) premium to purchase $30.0 million of the Company’s 9 1/2% Senior Subordinated Notes, 2) $0.1 million (first quarter) for non-amortized debt issue costs for a prior credit facility as a result of the financing of a new Credit Facility in March 2004, and 3) $1.0 million (fourth quarter) for an other-than-temporary decline in the value of a non-marketable equity investment. During 2003, the Company recorded other charges totaling $6.4 million for: 1) $1.6 million ($0.8 million second quarter, $0.8 million third quarter) for non-amortized debt issue costs and a $3.2 million ($0.2 million first quarter, $1.5 million second quarter, $1.5 million third quarter) premium to purchase $67 million of the Company’s 9 1/2% Senior Subordinated Notes, 2) $0.8 million (second quarter) in bank fees to amend and restate the Senior Secured Credit Facility and $0.8 million (second quarter) in non-amortized costs associated with the previous credit facility.

	2004 Quarter Ended				2003 Quarter Ended

	March	June	September	December	March	June	September	December
	31	30	30	31	31	30	30	31

Statement of Operations Data:
As a Percentage of Net Sales:
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Database and production costs	30	30	31	30	27	28	28	28
Selling, general and administrative	50	48	48	48	44	43	47	51
Depreciation	4	4	4	4	5	5	5	5
Amortization of intangible assets	4	4	5	5	4	4	4	4
Acquisition costs	—	—	—	—	—	—	—	—
Non-cash stock compensation	—	1	—	—	—	—	—	—
Litigation settlement charges	—	—	—	—	—	—	2	—
Restructuring charges	1	1	1	1	1	1	1	—

Total costs and expenses	89	88	88	88	81	81	87	88

Operating income	11	12	12	12	19	19	13	12
Other income (expense), net	(3)	(5)	(3)	(4)	(5)	(9)	(5)	(2)

Income before income taxes	8	7	9	8	14	10	7	10
Income taxes	3	3	3	3	5	4	2	(4)

Net income	5%	4%	6%	5%	9%	6%	5%	6%

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      No reports under this item have been required to be filed involving a change of accountants or disagreements on accounting and financial disclosure.

Item 9A.	Controls and Procedures
(a) Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining “adequate internal control over financial reporting” for the Company as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
      An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the following material weaknesses:

The Company lacks the necessary depth of personnel with sufficient technical accounting expertise. Accordingly, in certain circumstances, an effective secondary review of technical accounting matters cannot be performed. As a result, improper accounting for certain complex transactions could occur, resulting in the Company reporting incorrect amounts in its financial statements.

The Company lacks adequate processes and controls to ensure timely and accurate accounting for impairments in investments accounted for under the cost method in its financial statements. As a result, the Company was required to record an adjustment to other assets and other expenses to properly present its financial statements as of and for the year ended December 31, 2004.
      Management engaged KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, to attest to and report on management’s evaluation of the Company’s internal control over financial reporting. KPMG LLP’s report is included herein.
(b) Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Management notes that a total of over 100 business processes and approximately 750 controls around those processes where identified by the Company as part of its overall evaluation of the effectiveness of the Company’s internal controls over financial reporting. Based upon that evaluation and the material weaknesses described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were not adequate to enable the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. Management notes that the deficiencies in disclosure controls and procedures did not have a material impact on the Company’s operating income, net income, and earnings per share for the fourth quarter of 2004 and fiscal 2004. However, such deficiencies resulted in more than a remote likelihood that the financial statements could have been materially misstated. Furthermore, management notes that the Company has taken significant steps during the first quarter of 2005 to remediate the material weaknesses identified by management.
(c) Changes in Internal Control Over Financial Reporting
      During the quarter ended December 31, 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Plan
      Our management, with the oversight of the Company’s Audit Committee, has devoted considerable effort to remediating the material weaknesses identified, and has made improvements in our internal controls over financial reporting to address these weaknesses. Specifically, the Company’s remediation plans are as follows:

•	The Company is implementing a formal detailed review process of cost method investments. Cost method investments represents 0.3% of consolidated total assets of the Company in its consolidated financial statements as of December 31, 2004.

•	The Company recently hired a new Corporate Controller with a high level of accounting expertise.

•	The Company recently hired a new Director of Income Tax with a high level of tax expertise that is implementing improved processes and controls within the Income Tax Department.

•	The Company is providing training to existing accounting staff so that they have the necessary expertise for their position.

•	The Company is assessing the existing accounting personnel to ensure that individuals with the necessary expertise are placed in the appropriate positions, and if deemed necessary the Company is adding additional personnel to its staff.
      We believe that these steps address the weaknesses that affected our internal controls over financial reporting in fiscal year 2004. We will continue with our on-going evaluation and will improve our internal controls over financial reporting as necessary to assure their effectiveness.
      Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors
infoUSA Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(a)), that infoUSA Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of an insufficient depth of accounting resources and insufficient policies and procedures governing the valuation of cost method investments, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). infoUSA Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:

The Company lacks the necessary depth of personnel with sufficient technical accounting expertise. Accordingly, in certain circumstances, an effective secondary review of technical accounting matters cannot be performed. As a result, improper accounting for certain complex transactions could occur, resulting in the Company reporting incorrect amounts in its financial statements.

The Company lacks adequate processes and controls to ensure timely and accurate accounting for impairments in investments accounted for under the cost method in its financial statements. As a result, the Company was required to record an adjustment to other assets and other expenses to properly present its financial statements as of and for the year ended December 31, 2004.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of infoUSA Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 9, 2005, which expressed an unqualified opinion on those consolidated financial statements.
      In our opinion, management’s assessment that infoUSA Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by COSO.
Omaha, Nebraska
March 9, 2005
Item 9B. Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The required information regarding Directors of the registrant is incorporated by reference to the information under the caption “Nominees for Election at the Annual Meeting” and “Incumbent Directors whose Terms of Office Continue After the Annual Meeting” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 29, 2005.
      The required information regarding Executive Officers of the registrant is contained in Part I of this Form 10-K.
      The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 29, 2005.
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
      Incorporated by reference to the information under the captions “Election of Directors — Board Compensation,” “Executive Compensation,” and “Certain Transactions” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 29, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Incorporated by reference to the information under the caption “Security Ownership” and “Executive Compensation — Equity Compensation Plan Table” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 29, 2005.

Item 13.	Certain Relationships and Related Transactions
      Incorporated by reference to the information under the captions “Certain Transactions” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 29, 2005.

Item14.	Principal Accountant Fees and Services
      Incorporated by reference to the information under the caption “Auditors’ Fees” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 29, 2005.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as a part of the Report:

1. Financial Statements. The following Consolidated Financial Statements of infoUSA Inc. and Subsidiaries and Report of Independent Registered Public Accounting Firm are included elsewhere in this Form 10-K:

2. Financial Statement Schedule. The following consolidated financial statement schedule of infoUSA Inc. and Subsidiaries for the years ended December 31, 2004, 2003 and 2002 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements.

Description	Page No.

Schedule II Valuation and Qualifying Accounts	74
      Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
No.			Description

3.1		—	Certificate of Incorporation, as amended through October 22, 1999, is Incorporated herein by reference to exhibits filed with Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000
3.2		—	Bylaws are incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992
3.3		—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22,1999, is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form 8-A, as amended, Filed March 20, 2000
4.1		—	Preferred Share Rights Agreement is incorporated herein by reference to the Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000
4.2		—	Specimen of Common Stock Certificate is incorporated herein by reference to the exhibits filed with the Company’s Registration Statement on Form 8-A, as amended), filed March 20, 2000
*4	.8	—	Amended and Restated Credit Agreement by and among infoUSA, Inc., various Lenders (defined therein) and Wells Fargo, NA dated as of June 4, 2004
4.9		—	Pledge Agreement by and among infoUSA, Inc., various Lenders (defined therein) and Wells Fargo, NA dated as of March 25, 2004, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed March 30, 2004
4.10		—	Security Agreement by and among infoUSA, Inc., various Lenders (defined therein) and Wells Fargo, NA dated as of March 25, 2004, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed March 30, 2004
4.11		—	Subsidiaries Guaranty Agreement by and among infoUSA, Inc., various Lenders (defined therein) and Wells Fargo, NA dated as of March 25, 2004, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed March 30, 2004
*4	.12	—	Reaffirmation of and First Amendment to Subsidiaries Guaranty, Security Agreement and Pledge Agreement by and among infoUSA Inc., various lenders (defined there in) and Wells Fargo, NA dated as June 4, 2004
10.1		—	Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 33-51352), filed August 28, 1992
10.2		—	1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (File No. 333-37865), filed October 14, 1997
10.3		—	1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (File No. 333-82933), filed July 15, 1999
10.4		—	Employment Agreement dated February 11, 1997 between the Company and Allen F. Ambrosino, incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2000
10.5		—	Amended and Restated Database License Agreement between Donnelley Marketing, Inc. and First Data Resources, Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999
10.6		—	Covenant not to compete by First Data Corporation to infoUSA Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999
21.1		—	Subsidiaries and State of Incorporation, filed herewith
23.1		—	Consent of Independent Registered Public Accounting Firm, filed herewith

Exhibit
No.		Description

24.1	—	Power of Attorney, filed herewith
31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

infoUSA INC.

By:	/s/ Raj Das

Raj Das
Chief Financial Officer
(principal accounting officer)
Dated: March 14, 2005
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vinod Gupta Vinod Gupta	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 14, 2005

/s/ Raj Das Raj Das	Chief Financial Officer (principal financial officer)	March 14, 2005

/s/ George F. Haddix George F. Haddix	Director	March 14, 2005

/s/ Elliot S. Kaplan Elliot S. Kaplan	Director	March 14, 2005

/s/ Harold Andersen Harold Andersen	Director	March 14, 2005

/s/ Dr. Vasant Raval Dr. Vasant Raval	Director	March 14, 2005

/s/ Richard J. Borda Richard J. Borda	Director	March 14, 2005

/s/ Martin Kahn Martin Kahn	Director	March 14, 2005

/s/ Dennis P. Walker Dennis P. Walker	Director	March 14, 2005

infoUSA INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

infoUSA Inc. and Subsidiaries:
Report of Independent Registered Public Accounting Firm	47
Consolidated Balance Sheets as of December 31, 2004 and 2003	48
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	49
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002	50
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	51
Notes to Consolidated Financial Statements	52-73
Schedule II — Valuation and Qualifying Accounts	74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
infoUSA Inc.:
      We have audited the accompanying consolidated balance sheets of infoUSA Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2004, listed in Item 15(a) (2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of infoUSA Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of infoUSA Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
Omaha, Nebraska
March 9, 2005

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,404	$2,686
Marketable securities	3,049	3,685
Trade accounts receivable, net of allowances of $1,394 and $2,492, respectively	51,707	40,922
List brokerage trade accounts receivable	19,635	12,844
Prepaid expenses	6,544	4,985
Income taxes receivable	—	1,046
Deferred marketing costs	2,632	5,457

Total current assets	93,971	71,625

Property and equipment, net	42,537	40,984
Goodwill, net	298,708	202,386
Intangible assets, net	66,578	45,223
Other assets	7,642	6,128

	$509,436	$366,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$34,134	$17,280
Accounts payable	21,268	16,212
List brokerage trade accounts payable	15,427	9,516
Accrued payroll expenses	15,917	17,793
Accrued expenses	7,028	824
Income taxes payable	3,730	—
Deferred income taxes	170	3,241
Deferred revenue	53,034	19,824

Total current liabilities	150,708	84,690

Long-term debt, net of current portion	162,092	122,485
Deferred income taxes	23,460	8,553
Deferred revenue	—	3,000
Other liabilities	1,701	1,397
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 53,555,331 shares issued and 53,177,737 shares outstanding at December 31, 2004 and 52,808,835 shares issued and 52,271,323 outstanding at December 31, 2003	134	132
Paid-in capital	106,669	99,447
Retained earnings	69,770	51,932
Treasury stock, at cost, 377,594 shares held at December 31, 2004 and 537,512 shares held at December 31, 2003	(2,311)	(3,247)
Notes receivable from officers	(334)	(325)
Accumulated other comprehensive loss	(2,453)	(1,718)

Total stockholders’ equity	171,475	146,221

	$509,436	$366,346

See accompanying notes to consolidated financial statements.

infoUSA INC. SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended

	December 31,	December 31,	December 31,
	2004	2003	2002

	(In thousands, except per share amounts)
Net sales	$344,859	$311,345	$302,516
Costs and expenses:
Database and production costs	102,838	87,074	84,710
Selling, general and administrative (excluding non-cash stock compensation expense of $779, $219 and $52 for years ended December 31, 2004, 2003 and 2002, respectively)	166,715	144,068	131,985
Depreciation	14,062	14,573	14,773
Amortization of intangible assets	15,875	13,276	13,310
Acquisition costs	321	57	181
Non-cash stock compensation	779	219	52
Restructuring charges	2,940	1,861	2,531
Provision for litigation settlement	—	1,667	417

	303,530	262,795	247,959

Operating income	41,329	48,550	54,557
Other expense, net:
Investment income (expense)	(190)	1,149	179
Interest expense	(9,210)	(11,547)	(16,059)
Other charges	(3,157)	(6,385)	(5,528)

Other expense, net	(12,557)	(16,783)	(21,408)
Income before income taxes	28,772	31,767	33,149
Income tax expense	10,934	12,072	12,713

Net income	$17,838	$19,695	$20,436

Basic earnings per share:
Net income	$0.34	$0.38	$0.40

Weighted average shares outstanding	52,851	51,576	51,170

Diluted earnings per share:
Net income	$0.33	$0.38	$0.40

Weighted average shares outstanding	53,564	51,714	51,193

See accompanying notes to consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the years ended December 31, 2004, 2003, and 2002

						Accumulated
					Notes	Other	Total
					Receivable	Comprehensive	Stock-
	Common	Paid-In	Retained	Treasury	from	Income	holders’
	Stock	Capital	Earnings	Stock	Officers	(Loss)	Equity

	(In thousands, except share amounts)
Balances, December 31, 2001	130	93,551	11,801	(7,028)	(1,296)	(1,361)	95,797

Comprehensive income:
Net income	—	—	20,436	—	—	—	20,436
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	489	489

Total comprehensive income	—	—	20,436	—	—	489	20,925

Issuance of 15,553 shares of common stock in connection with stock option exercises	—	88	—	—	—	—	88
Interest on notes receivable	—	—	—	—	(47)	—	(47)
Repayments on notes receivable	—	—	—	—	509	—	509
Issuance of 200,289 shares of treasury stock for Company’s match of 401(k) plan contribution	—	(1,486)	—	2,490	—	—	1,004
Non-cash stock compensation expense	—	52	—	—	—	—	52

Balances, December 31, 2002	130	92,205	32,237	(4,538)	(834)	(872)	118,328

Comprehensive income:
Net income	—	—	19,695	—	—	—	19,695
Accumulated benefit obligation, net of tax	—	—	—	—	—	(866)	(866)
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	20	20

Total comprehensive income	—	—	19,695	—	—	(846)	18,849

Issuance of 939,019 shares of common stock in connection with stock option exercises	2	5,956	—	—	—	—	5,958
Interest on notes receivable	—	—	—	—	(9)	—	(9)
Tax benefit from employee stock options	—	985	—	—	—	—	985
Repayments on notes receivable	—	—	—	—	518	—	518
Issuance of 221,290 shares of treasury stock for Company’s match of 401(k) plan contribution	—	82	—	1,291	—	—	1,373
Non-cash stock compensation expense	—	219	—	—	—	—	219

Balances, December 31, 2003	132	99,447	51,932	(3,247)	(325)	(1,718)	146,221

Comprehensive income:
Net income	—	—	17,838	—	—	—	17,838
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(213)	(213)
Accumulated benefit obligation, net of tax	—	—	—	—	—	(189)	(189)
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	(333)	(333)

Total comprehensive income	—	—	17,838	—	—	(735)	17,103

Issuance of 746,496 shares of common stock in connection with stock option exercises	2	4,880	—	—	—	—	4,882
Interest on notes receivable	—	—	—	—	(9)	—	(9)
Tax benefit from employee stock options	—	973	—	—	—	—	973
Issuance of 159,918 shares of treasury stock for Company’s match of 401(k) plan contribution	—	590	—	936	—	—	1,526
Non-cash stock compensation expense	—	779	—	—	—	—	779

Balances, December 31, 2004	$134	$106,669	$69,770	$(2,311)	$(334)	$(2,453)	$171,475

See accompanying notes to consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended

	December 31,	December 31,	December 31,
	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$17,838	$19,695	$20,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,062	14,573	14,773
Amortization of intangible assets	15,875	13,276	13,310
Amortization of deferred financing fees	329	549	776
Deferred income taxes	(3,435)	3,057	(1,234)
Non-cash stock option compensation expense	779	219	52
Non-cash 401(k) contribution in common stock	1,526	1,373	1,004
Tax benefit related to employee stock options	973	985	—
Loss on interest rate swap agreement	—	—	1,204
(Gain) loss on sale of assets	198	(783)	1,124
Non-cash other charges	1,796	2,433	2,027
Non-cash interest earned on notes from officers	(9)	(9)	(47)
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(1,263)	2,190	6,079
List brokerage trade accounts receivable	2,912	3,791	3,981
Prepaid expenses and other assets	855	(802)	2,819
Deferred marketing costs	2,825	(3,711)	312
Accounts payable	577	930	3,618
List brokerage trade accounts payable	(2,367)	(3,229)	(4,167)
Income taxes receivable and payable, net	6,452	(5,089)	(743)
Accrued expenses and deferred revenue	13,033	7,116	(12,122)

Net cash provided by operating activities	72,956	56,564	53,202

Cash flows from investing activities:
Purchases of marketable securities	(3,937)	(3,350)	—
Proceeds on sale of marketable securities	2,507	747	—
Purchase of other investments	—	—	(76)
Purchases of property and equipment	(4,370)	(5,482)	(2,867)
Acquisitions of businesses, net of cash acquired	(109,992)	(5,763)	(9,793)
Software development costs	(2,587)	(1,143)	(2,013)

Net cash used in investing activities	(118,379)	(14,991)	(14,749)

Cash flows from financing activities:
Repayments of long-term debt	(221,984)	(150,784)	(36,107)
Proceeds from long-term debt	273,152	100,000	—
Deferred financing costs	(2,907)	(864)	(1,040)
Proceeds from exercise of stock options and collection of notes	4,880	6,476	597

Net cash provided by (used in) financing activities	53,141	(45,172)	(36,550)

Net increase (decrease) in cash and cash equivalents	7,718	(3,599)	1,903
Cash and cash equivalents, beginning of year	2,686	6,285	4,382

Cash and cash equivalents, end of year	$10,404	$2,686	$6,285

Supplemental cash flow information:
Interest paid	$8,618	$11,263	$15,685

Income taxes paid	$6,783	$12,203	$16,297

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
      Marketable and Non-Marketable Investments. Marketable securities have been classified as available-for-sale and are therefore carried at fair value, which are estimated based on quoted market prices. Unrealized gains and losses, net of related tax effects, are reported as other comprehensive income (loss) within the statement of stockholders’ equity until realized. Realized gains and losses are determined by the specific identification method. For non-marketable investment securities in common stock where the Company has a 20 percent or less ownership interest and does not have the ability to exercise significant influence over the investee’s operating and financial policies, the cost method is used to account for the investment.
      Management monitors and evaluates the financial performance of the businesses in which it invests and compares the carrying value of the investment to quoted market prices (if available), or the fair values of similar investments. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other-than-temporary, the Company records the decline in value as a realized impairment loss and a reduction in the cost of the investment. Impairment losses from other-than-temporary declines in the fair value of the Company’s investments were $1.0 million and $1.1 million in 2004 and 2002, respectively, and are included in other charges on the accompanying consolidated statements of operations.
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
      Advertising Costs. Direct marketing costs associated with the mailing and printing of brochures and catalogs are capitalized and amortized over six months, the period corresponding to the estimated revenue stream of the individual advertising activities. All other advertising costs are expensed as the advertising takes place. Total unamortized marketing costs at December 31, 2004 and 2003 was $2.6 million and $5.5 million,

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively. Total advertising expense for the years ended December 31, 2004, 2003, and 2002 was $23.4 million, $25.3 million, and $15.1 million, respectively.
      Property and Equipment. Property and equipment (including equipment acquired under capital leases) are stated at cost and are depreciated or amortized primarily using straight-line methods over the estimated useful lives of the assets, as follows:

Building and improvements	30 years
Office furniture and equipment	7 years
Computer equipment	3 years
Capitalized equipment leases	5 years
      Goodwill and Intangible Assets. Intangible assets with estimable useful lives are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets, as follows:

Distribution networks	2 years
Noncompete agreements	Term of agreements
Purchased data processing software	2 to 7 years
Database costs	1 to 5 years
Core technology costs	3 to 5 years
Customer base costs	3 to 15 years
Tradename costs	10 to 20 years
Perpetual software license agreement	10 years
Software development costs	1 to 5 years
Workforce costs	5 to 8 years
      Goodwill and intangible assets represent the excess of costs over fair value of assets of businesses acquired. Goodwill resulting from acquisitions of businesses and determined to have an indefinite useful life is not subject to amortization, but instead tested for impairment at least annually in accordance with the requirements of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. During the fourth quarter of 2004, the Company completed a discounted cash flow valuation analysis for seven reporting units according to the guidance provided by SFAS No. 142. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s estimated fair value.
      The Company has adopted the provisions of SFAS 142. As a result, goodwill is no longer amortized but is tested for impairment in the fourth quarter every year or more often if an event or circumstance indicates that an impairment loss has been incurred, by comparing each reporting unit’s implied fair value to its carrying value.
      The goodwill impairment test is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired, and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step is essentially a purchase price allocation exercise, which allocates the newly determined fair value of the reporting unit to the assets. For purposes of the allocation, the fair values of all assets, including both recognized and unrecognized intangible assets, are determined. The residual goodwill value is then compared to the carrying value of goodwill to determine the impairment charge.
      At December 31, 2004, the Company had seven detail reporting units that possess goodwill and therefore require testing pursuant to SFAS 142. The seven detail reporting units represent a subset of the operating

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
segments reported upon in the accompanying financial statements. These reporting units represent financial information one level lower than the reported operating segments, and these individual reporting units have discrete financial information available and have different economic characteristics.
      The Company used the Gordon growth model to calculate residual values. The Gordon growth model refers to the concept of taking the residual year cash flow and determining the value of a growing, perpetual annuity. The long-term growth rate used for each reporting unit ranged from 3% to 5%. The Company used weighted average cost of capitals ranging between 13.0% and 14.4% in its discounted cash flows analysis.
      Software Capitalization. Until technological feasibility is established, software development costs are expensed as incurred. After that time, direct costs are capitalized and amortized equal to the greater of the ratio of current revenues to the estimated total revenues for each product or the straight-line method, generally ranging from one to five years for software developed for external use. Unamortized software costs included in intangible assets at December 31, 2004 and 2003, were $6.0 million and $2.1 million, respectively. Amortization of capitalized costs during the years ended December 31, 2004, 2003 and 2002, totaled approximately $1.9 million, $2.6 million, and $4.0 million, respectively.
      Database Development Costs. Costs to maintain and enhance the Company’s existing business and consumer databases are expensed as incurred. Costs to develop new databases, which primarily represent direct external costs, are capitalized with amortization beginning upon successful completion of the compilation project. Database development costs are amortized straight-line over the expected lives of the databases generally ranging from one to five years. Unamortized database development costs were $461 thousand and $149 thousand at December 31, 2004 and 2003, respectively. Amortization of capitalized costs during the years ended December 31, 2004, 2003, and 2002, totaled approximately $0.1 million, $0, and $10 thousand, respectively.
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
      Revenue Recognition. The Company’s revenue is primarily generated from the sale of its products and services and the licensing of its data to third parties. Revenue from sales lead and directory products is recognized when the product is shipped. Revenue for consumer products sold through retail distribution channels is recognized when sold by the merchant. Revenue from database and data processing services is recognized on a time and materials basis as services are rendered. Revenue from data licensing arrangements sold with updates or on a subscription basis are recognized on a straight-line basis over the term of the license or subscription.
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

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	For the Years Ended

	December 31,	December 31,	December 31,
	2004	2003	2002

	(In thousands, except per share amounts)
Net income — as reported	$17,838	$19,695	$20,436
Stock based compensation expense determined under fair value based method, net of tax	(1,507)	(2,193)	(1,178)

Net income — pro forma	$16,331	$17,502	$19,258

Basic earnings per share — as reported	0.34	0.38	0.40

Basic earnings per share — pro forma	0.31	0.34	0.38

Diluted earnings per share — as reported	0.33	0.38	0.40

Diluted earnings per share — pro forma	0.30	0.34	0.38

      The above pro forma results are not likely to be representative of the effects on reported net income for future years since options vest over several years.
      The fair value of the weighted average of each year’s option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants as of December 31, 2004: expected volatility of 59.96%; risk free interest rate of 3.53%; expected life of 3.12 years and annual dividend rate of 2%.
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
      Foreign Currency. For international operations, the local currency is designated as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars at year-end exchange rates, and

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
revenues and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments from local functional currency countries resulting from fluctuations in exchange rates are recorded in other comprehensive income.
      Earnings Per Share. Basic earnings per share are based on the weighted average number of common shares outstanding, including contingently issuable shares. Diluted earnings per share are based on the weighted number of common shares outstanding, including contingently issuable shares, plus potentially dilutive common shares outstanding (representing outstanding stock options).
      The following data show the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Certain options on shares of common stock were not included in computing diluted earnings because their effects were antidilutive.

	For the Years Ended

	December 31,	December 31,	December 31,
	2004	2003	2002

	(In thousands)
Weighted average number of shares outstanding used in basic EPS	52,851	51,576	51,170
Net additional common equivalent shares outstanding after assumed exercise of stock options	713	138	23

Weighted average number of shares outstanding used in diluted EPS	53,564	51,714	51,193

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
      New Accounting Standards. In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS No. 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of December 31, 2004, management believes that SFAS No. 153 will have no significant effect on the financial position, results of operations, and cash flows of the Company.
      In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based Payments. SFAS 123® eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. For public entities that do not file as small business issuers, the provisions of the revised statement are to be applied prospectively for awards that are granted, modified, or settled in the first interim or annual period beginning after June 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of those awards calculated under SFAS 123 (as originally issued) for either recognition or pro forma disclosures. When the Company adopts the standard on July 1, 2005, it will be required to report in its financial statements the share-based compensation expense for the last six months of 2005 and may choose to use the modified retrospective application method to restate results for the two earlier interim periods. As of December 31, 2004, management believes that adopting the new statement will have a negative impact of approximately one cent per share (one cent per share if the modified retrospective application method is used) for the year ending December 31, 2005, representing the expense to be recognized from July 1, 2005 through December 31, 2005 for the unvested portion of awards which were granted prior to July 1, 2005.
      In December 2003, the Financial Accounting Standards Board (“FASB”) revised FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. FIN No. 46® addresses consolidation by business enterprises of certain variable interest entities. For public entities that are not small business issuers, the provisions of FIN No. 46® were effective no later than the end of the first reporting period that ended after March 15, 2004. If the variable interest entity is considered to be a special-purpose entity, FIN No. 46® was to be applied no later than the first reporting period that ended after December 15, 2003. Management has determined that adoption of this interpretation did not have any effect on the financial position, results of operations and cash flows of the Company.
      In November 2003, the FASB ratified a consensus on the disclosure provisions of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other cost method investments are other-than-temporarily impaired. However, with the issuance of FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF 03-1,” on September 30, 2004, the provisions of the consensus relating to the measurement and recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. The Company will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.

3.	Acquisitions
      On February 2, 2004, the Company acquired all the issued and outstanding common stock of Triplex Direct Marketing Corp. (“Triplex”), a provider of direct marketing and database marketing services to nonprofit and catalog customers. The total purchase price was $7.9 million including acquisition costs of $0.3 million, of which, $6.1 million was payable in cash at closing and the remaining $1.5 million will be payable in February 2005 if Triplex satisfies all its representations, warranties, covenants and agreements. The purchase price for the acquisition has been preliminarily allocated to current assets of $2.4 million, property and equipment of $0.7 million, current liabilities of $2.6 million, and goodwill of $5.9 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Triplex have been included in the Company’s financial statements since the date of acquisition.
      On June 4, 2004, the Company acquired all the issued and outstanding common stock of Edith Roman Associates, Inc., Database Direct, Inc. and E-Post Direct, Inc. (collectively “Edith Roman”), a provider of list brokerage and list management services, data processing services and email marketing services. The total purchase price was $13.5 million including acquisition costs of $0.3 million, of which, $6.6 million was payable in cash at closing and the remaining $6.6 million represented as a note payable in the accompanying consolidated balance sheet will be payable on June 4, 2005. The transaction is subject to purchase price adjustment represented by an adjustment for finalized working capital, net sales and other contingent items specified within the purchase agreement. The purchase price for the acquisition has been preliminarily

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allocated to current assets of $11.3 million, property and equipment of $0.5 million, current liabilities of $10.1 million and goodwill of $11.8 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Edith Roman have been included in the Company’s financial statements since the date of acquisition.
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
      The total purchase price was $109.3 million, comprised of cash paid for the outstanding common stock of OneSource of $104.6 million, a merger agreement termination fee associated with the acquisition of $3.0 million and acquisition-related costs of $1.7 million. Additionally, the Company paid $2.2 million for bank financing fees associated with the transaction recorded as deferred financing costs. The purchase price for the acquisition has been preliminarily allocated to current assets of $28.2 million, property and equipment of $5.6 million, other assets of $1.5 million, current liabilities of $18.5 million (including $13.7 million of deferred revenue), other liabilities of $17.2 million and goodwill and other intangibles of $109.7 million. Goodwill and other identified intangibles include: developed technology of $9.0 million (life of 5 years), Corptech database of $2.6 million (life of 3 years), customer lists of $16.3 million (life of 6 years), tradenames and trademarks of $3.5 million (life of 20 years) and goodwill of $78.3 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of OneSource have been included in the Company’s financial statements since the date of acquisition.
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
      In September 2003, the Company purchased the assets of LTWC Corporation (“Markado”), a provider of email marketing services. Total consideration for the acquisition was cash of $1.2 million, including acquisition costs of $0.2 million. The purchase price for the acquisition was allocated to current assets of $0.3 million, property and equipment of $0.1 million and goodwill of $0.8 million.
      In March 2003, the Company acquired all issued and outstanding common stock of Yesmail, Inc., a provider of email acquisition and retention services. Total consideration for the acquisition was cash of $5.4 million, including acquisition costs of $0.4 million. The purchase price for the acquisition was allocated to current assets of $4.1 million, property and equipment of $1.4 million, current liabilities of $3.8 million and goodwill of $3.7 million.
      In December 2002, the Company acquired all issued and outstanding stock of ClickAction Inc., a provider of email marketing automation solutions. Total consideration for the acquisition was cash of $4.8 million, including acquisition costs of $0.7 million. The purchase price for the acquisition was allocated to current assets of $3.1 million (including cash acquired of $1.5 million), property and equipment of $1.0 million, other assets of $1.4 million, current liabilities of $1.8 million, long-term liabilities of $0.1 million and goodwill of $1.2 million.
      In September 2002, the Company acquired certain assets and assumed certain liabilities of City Publishing Company, Inc., a business directory provider. Total consideration for the acquisition was cash of

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1.7 million, including acquisition costs of $0.1 million. The purchase price for the acquisition was allocated to current assets of $0.4 million, property and equipment of $20 thousand, current liabilities of $0.6 million and goodwill of $1.9 million.
      In June 2002, the Company acquired certain assets and assumed certain liabilities of Hill-Donnelly Inc., a business directory provider. Total consideration for the acquisition was cash of $1.9 million, including acquisition costs of $0.1 million. The purchase price for the acquisition was allocated to current assets of $0.3 million, property and equipment of $0.2 million, current liabilities of $0.1 million and goodwill of $1.5 million.
      In April 2002, the Company acquired certain assets and assumed certain liabilities of Key Contacts, Inc., a Canadian database list business. Total consideration for the acquisition was cash of $194 thousand. The purchase price for the acquisition was allocated to property and equipment of $5 thousand, current liabilities of $34 thousand and goodwill of $223 thousand.
      In March 2002, the Company acquired the e-mail list business of DoubleClick, Inc. through an acquisition of assets and the assumption of certain liabilities. Total consideration for the acquisition was cash of $2.3 million, including acquisition costs of $0.3 million. The purchase price for the acquisition was allocated to current assets of $3.7 million, current liabilities of $2.0 million and goodwill of $0.6 million.
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
      The Company accounted for these acquisitions under the purchase method of accounting and the operating results for each of these acquisitions are included in the accompanying consolidated statements of operations from the respective acquisition dates.
      Assuming the acquisitions described above made during 2003 and 2004 had been acquired on January 1, 2003 and included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and net income per share would have been as follows:

	For the Years Ended

	December 31,	December 31,
	2004	2003

	(In thousands, except per
	share amounts)
	(unaudited)
Net sales	$375,677	$383,585
Net income	$12,133	$5,502
Basic earnings per share	$0.23	$0.11
Diluted earnings per share	$0.23	$0.11
      The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results that may occur in the future. Pro forma net income includes adjustments for interest expense, depreciation expense, amortization of intangible assets, income taxes and valuation of deferred revenue and deferred commission costs for OneSource.

4.	Marketable Securities
      At December 31, 2004, marketable securities available for-sale consists of common stock and mutual funds, which the Company records at fair market value. Any unrealized holding gains or losses are excluded

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from net income and reported as a component of comprehensive income. During 2004, the Company recorded proceeds of $2.5 million and a net realized loss of $273 thousand. During 2003, the Company recorded proceeds of $747 thousand and a net realized gain of $163 thousand. During 2002, there were no proceeds or realized gains (losses) from the sale of marketable securities.

5.	Comprehensive Income (Loss)
      The components of accumulated other comprehensive income (loss) were as follows:

	December 31,	December 31,
	2004	2003

	(In thousands)
Other comprehensive income (loss):
Unrealized gain (loss) from investments:
Unrealized gains (losses)	$(827)	$(291)
Related tax expense	314	111

Net	(513)	(180)

Unrealized gain (loss) pension plan:
Unrealized gains (losses)	$(1701)	$(1,397)
Related tax expense	646	531

Net	(1,055)	(866)

Foreign currency translation adjustments:
Unrealized losses	(885)	(672)

Accumulated other comprehensive income (loss)	$(2,453)	$(1,718)

6.	Property and Equipment

	December 31,	December 31,
	2004	2003

	(In thousands)
Land and improvements	$5,391	$3,955
Buildings and improvements	35,147	33,008
Furniture and equipment	79,304	69,855
Capitalized equipment leases	15,947	15,502

	135,789	122,320
Less accumulated depreciation and amortization:
Owned property	81,500	71,223
Capitalized equipment leases	11,752	10,113

Property and equipment, net	$42,537	$40,984

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Goodwill and Intangible Assets
      Goodwill and intangible assets consist of the following:

	December 31,	December 31,
	2004	2003

	(In thousands)
Goodwill	$357,720	$261,398
Less accumulated amortization	59,012	59,012

	$298,708	$202,386
Other intangible assets:
Non-compete agreements	13,534	13,534
Core technology	13,753	4,800
Customer base	24,663	8,372
Trade names	19,259	15,815
Purchased data processing software	73,478	73,478
Acquired database costs	21,591	19,000
Perpetual software license agreement, net	2,133	2,933
Software development costs, net	5,983	2,128
Database development costs, net	461	149
Deferred financing costs	11,123	8,216

	185,978	148,425
Less accumulated amortization	119,400	103,202

	$66,578	$45,223

      The following table summarizes activity related to goodwill, net of accumulated amortization, recorded by the Company:

	Beginning		Acquisition	Ending
Fiscal Year	Balance	Acquisition	Adjustments	Balance

2003	$210,441	$5,452	$(13,507)	$202,386
2004	$202,386	$91,462	$4,860	$298,708
      During 2004, the Company finalized the purchase price allocation for acquisitions including Yesmail and Markado and recorded subsequent adjustments for acquisitions including Triplex, Edith Roman and OneSource. During 2003, the Company finalized the purchase price allocation for several acquisitions that resulted in a reduction of goodwill and deferred tax liabilities of approximately $13.5 million.
      Future amounts by calendar year for amortization of intangibles as of December 31, 2004 are as follows (in thousands):

2005	$17,613
2006	12,912
2007	7,011
2008	5,650
2009	4,590

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Financing Arrangements
      Long-term debt consists of the following:

	December 31,	December 31,
	2004	2003

	(In thousands)
9 1/2% Senior Subordinated Notes	$—	$30,020
Senior Secured Credit Facilities — Term A Loan	105,000	—
Senior Secured Credit Facilities — Term B Loan	69,600	—
Senior Secured Credit Facilities — Term Loan	—	88,750
Senior Secured Credit Facilities — Revolving Credit Facility	—	9,000
Mortgage note, collateralized by deed of trust. Note bears a variable interest rate of Libor plus 2.50%. Principal is due May 2014. Interest is payable monthly	10,886	—
Construction note — short term, collateralized by deed of trust. Note bears a variable interest rate of Libor plus 2.50% Interest is payable monthly	1,265	—
Mortgage note, collateralized by deed of trust. Note bears a variable interest rate of Libor plus 2.75%. Principal is due October 2006. Interest is payable monthly	—	6,860
Mortgage note, collateralized by deed of trust. Note bears a variable interest rate of Libor plus 2.50% . Principal is due August 2006. Interest is payable monthly	—	2,033
Economic development loan — State of Iowa, collateralized by deed of trust. Note is interest-free. Principal is due December 2009	155	—
Unsecured note payable — selling shareholders of Edith Roman. Note bears a fixed interest rate of 6%. Principal and interest are due June 2005	6,612	—
Capital lease obligations (See Note 15)	2,708	3,102

	196,226	139,765
Less current portion	34,134	17,280

Long-term debt	$162,092	$122,485

      Future maturities by calendar year of long-term debt as of December 31, 2004 are as follows (in thousands):

2004	$34,134
2005	28,886
2006	27,106
2007	26,916
2008	8,157
Thereafter	71,027

Total	$196,226

      On March 25, 2004, the Company financed a new Senior Secured Credit Facility administered by Wells Fargo Bank, N.A. The new credit facility provides for a $120.0 million Term A loan with a maturity date of March 2009 and a $50.0 million revolving line of credit with a maturity date of March 2007.

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On June 4, 2004, the Company negotiated an amended and restated Senior Secured Credit Facility (the “Credit Facility”) administered by Wells Fargo Bank, N.A. in conjunction with the acquisition of OneSource. The Credit Facility provides for a new $80.0 million Term B loan with a maturity date of June 2010.
      The Credit Facility provides for grid-based interest pricing based upon the Company’s consolidated total leverage ratio and ranges from base rate plus 1.00% to 1.75% for base rate loans and LIBOR plus 2.00% to 2.75% for use of the revolving credit facility. The term loans interest rates range from base rate plus 1.50% to 2.00% or LIBOR plus 2.50% to 3.00%. Substantially all of the assets of the Company are pledged as security under the terms of the Credit Facility. At December 31, 2004, the Term A loan had a balance of $105.0 million bearing an interest rate of 5.06%, the Term B loan had a balance of $69.6 million bearing an interest rate of 5.25% and $50.0 million was available under the revolving line of credit.
      During 2004, the Company wrote-off deferred financing costs of $0.1 million related to the prior credit facility as a result of the financing on March 25, 2004 of the Credit Facility.
      During 2004, the Company redeemed the remainder of its outstanding 9 1/2% Senior Subordinated Notes of $30.0 million at a premium of 4.75% to face amount. The premium paid on the redemption was $1.5 million, representing amounts paid in excess of the carrying value of the debt. As part of the redemption, the Company recorded charges of $0.6 million for net unamortized debt issue costs related to the Senior Subordinated Notes.
      During 2003, the Company purchased $67.0 million of its 9 1/2% Senior Subordinated Notes of which $11.5 million were from the Chief Executive Officer. All purchases of 9 1/2% Senior Subordinated Notes occurred at the same price and under the same terms. As part of these purchases, the Company recorded charges of $1.6 million for related net unamortized debt issue costs and $3.1 million for amounts paid in excess of the carrying value of the debt.
      During 2003, the Company expensed $0.8 million for net unamortized debt issue costs and $0.8 million in bank fees associated with the refinancing of the credit facility.
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

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes
      The provision for income taxes consists of the following:

	For the Years Ended

	December 31,	December 31,	December 31,
	2004	2003	2002

	(In thousands)
Current:
Federal	$9,175	$20,244	$15,390
Foreign	(88)	—	—
State	1,205	1,754	1,385

	10,292	21,998	16,775

Deferred:
Federal	469	(9,143)	(3,694)
State	173	(783)	(368)

	642	(9,926)	(4,062)

	$10,934	$12,072	$12,713

      The effective income tax rate for continuing operations varied from the Federal statutory rate as follows:

	For the Years Ended

	December 31,	December 31,	December 31,
	2004	2003	2002

	(In thousands)
Expected Federal income taxes at statutory rate of 35%	$10,070	$11,118	$11,602
State taxes, net of Federal effects	895	631	661
Foreign dividend income	2,100	—	—
Foreign tax credit	(1,729)	—	—
Other	(402)	323	450

	$10,934	$12,072	$12,713

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net deferred tax assets (liabilities) were as follows:

	December 31,	December 31,
	2004	2003

	(In thousands)
Deferred tax assets:
Unrealized losses	$379	$111
Pension plan obligation	645	531
Accounts receivable	595	828
Accrued vacation	1,566	1,293
Depreciation	1,208	326
Net operating losses	2,376	1,304

	6,769	4,393

Deferred tax liabilities:
Intangible assets	(25,914)	(11,816)
Deferred marketing costs	(1,001)	(2,074)
Prepaid expenses and other assets	(3,484)	(2,297)

	(30,399)	(16,187)

Net deferred tax liabilities	$(23,630)	$(11,794)

      The Company had no valuation allowance at December 31, 2004 or 2003. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities, and tax planning strategies in making this assessment.
      The Company had net operating loss carryforwards (NOL’s) for tax purposes of $6.3 million at December 31, 2004 that will begin to expire in 2017. All of the NOL’s are attributable to the pre-acquisition periods of acquired subsidiaries. The utilization of these NOL’s may be limited pursuant to Section 382 of the Internal Revenue Code as a result of these prior ownership changes.

10.	Stock Option Plans
      As of December 31, 2004, 3.8 million options to purchase the Company’s Common Stock were issued and outstanding, including 3.1 million to designated officers and named directors, under the Company’s Stock Option Plan. Options have been generally granted at the stock’s fair market value on the date of grant, vest generally over a four or five year period and expire five or six years, respectively, from date of grant. Options issued to shareholders holding 10% or more of the Company’s stock have generally been issued at 110% of the stock’s fair market value on the date of grant and vest over periods ranging from five to six years with early vesting if certain financial goals are met. Certain options issued to directors at the stock’s fair market value vested immediately and expire five years from grant date. During 2004, the Company issued options at 150% of the stock’s fair market value on the date of grant with a vesting period of 10 years. As of December 31, 2004, 0.8 million shares were available for granting additional options.
      In October 2001, the Company implemented a stock option program for certain executive employees whereby fully vested options to purchase 320,000 shares of common stock were issued at fair value on the grant date. The options were immediately exercised by the employees and, in lieu of cash for the exercise price, the Company accepted full recourse notes receivable of $1.2 million from the employees for the exercise

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
price. The notes receivable bear interest at an annual rate of 5%. The grant of stock options has been accounted for using fixed plan accounting under APB 25 because, in management’s view, the interest rates on the notes are at market rates, the employees have sufficient personal assets to back the notes and the Company has the intent to exercise its recourse rights against the employee’s personal assets in the event of a default. At December 31, 2004 and 2003, the notes receivable had a balance of $334 thousand and $325 thousand, respectively, and is in the equity section of the consolidated balance sheets.
      The Company previously granted non-qualified stock options to non-employee consultants of the Company in connection with consulting agreements executed by the Company. The options vest evenly over four years and have a five-year life. The fair value of the options were estimated, as of the grant date, using the Black-Scholes option pricing model and are updated at each balance sheet date. As such, the Company has recorded a non-cash charge of $779 thousand, $219 thousand and $52 thousand related to stock options granted to the consultants during 2004, 2003 and 2002, respectively. The charges were recorded as an addition to paid-in capital.
      The following information relates to options to purchase the Company’s common stock:

	December 31, 2004		December 31, 2003		December 31, 2002

	Weighted Average		Weighted Average		Weighted Average
	Exercise		Exercise		Exercise

	Shares	Price	Shares	Price	Shares	Price

Outstanding beginning of period	4,790,085	$7.98	5,560,384	$8.08	6,547,402	$8.54
Granted	45,000	14.58	1,405,000	7.38	1,300,000	9.82
Exercised	(746,496)	6.47	(939,019)	6.35	(15,553)	5.75
Forfeited/expired	(298,897)	7.88	(1,236,280)	8.99	(2,271,465)	10.17

Outstanding end of period	3,789,692	$8.38	4,790,085	$7.98	5,560,384	$8.08

Options exercisable at end of period	2,474,067	$8.32	2,355,230	$7.80	3,014,616	$7.65

Shares available for options that may be granted	770,709		621,970		901,753

Weighted-average grant date fair value of options, granted during the period — exercise price equals stock price at grant		$7.89		$4.79		$6.49

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 4.37 to $ 5.83	55,000	3.3 years	$5.01	55,000	$5.01
$ 5.83 to $ 7.29	708,692	1.8 years	6.56	515,697	6.69
$ 7.29 to $ 8.75	2,206,000	2.5 years	8.34	1,390,148	8.41
$ 8.75 to $10.21	765,000	2.3 years	9.99	503,222	10.00
$10.21 to $11.66	0	0.0 years	0.00	0	0.00
$11.66 to $13.12	10,000	0.0 years	12.63	10,000	12.63
$13.12 to $14.58	45,000	9.4 years	14.58	0	0.00

$ 4.37 to $14.58	3,789,692	2.4 years	$8.38	2,474,067	$8.32

11.	Savings Plan
      Employees who meet certain eligibility requirements can participate in the Company’s 401(k) Savings and Investment Plan. Under the Plan, the Company may, at its discretion, match a percentage of the employee contributions. The Company recorded administration expenses for matching contributions totaling $2.0 million, $1.6 million and $1.6 million in the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company can make matching contributions to its 401(k) Plan using treasury stock or in cash. Contribution expense is measured as the fair value of the Company’s common stock on the date of the grant. During 2004, the Company contributed 159,918 shares at a recorded value of $1.5 million. During 2003, the Company contributed 221,291 shares at a recorded value of $1.4 million. During 2002, the Company contributed 200,289 shares at a recorded value of $1.0 million.

12.	Related Party Transactions
      Annapurna Corporation, which is 100% owned by Mr. Gupta, the Company’s Chairman and Chief Executive Officer, has fractional ownership in certain aircraft with NetJets. Annapurna Corporation bills the Company when the Company’s employees and officers use the aircraft. The Company paid a total of $1.5 million, $2.2 million and $2.2 million in 2004, 2003 and 2002, respectively, to Annapurna Corporation for usage of the aircraft and related services. The Company capitalized acquisition costs related to these payments of $0.5 million, $0.7 million and $0.6 million in 2004, 2003 and 2002, respectively. The charges by Annapurna Corporation to the Company are comparable to those charged by other services such as Marquis, and without any commitment by the Company.
      During 2004, the Company purchased from NetJets fractional ownership interests in two airplanes at a total cost of $2.7 million. The fractional ownership interests in the two airplanes were previously owned by Mr. Gupta, who sold them to NetJets at the same time the Company made the purchase of the aircraft.
      The Company paid a total of $590 thousand and $182 thousand of discretionary bonuses in 2004 and 2003, respectively, to entities wholly owned by certain executive officers of the Company, excluding Mr. Gupta.
      The Company has retained the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. to provide certain legal services. Elliot Kaplan, a director of the Company, is a name partner and former Chairman of the Executive

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Board of Robins, Kaplan, Miller & Ciresi L.L.P. The Company paid a total of $576 thousand, $428 thousand and $685 thousand to this law firm during 2004, 2003 and 2002, respectively.
      During 2003, the Company purchased the rights to a skybox at a local university stadium for $617 thousand from Annapurna Corporation. The cost covers the remaining 21 years of the lease and has been recorded in other assets on the accompanying consolidated balance sheet. The Company also purchased $11.5 million of its 9 1/2% Senior Subordinated Notes from Mr. Gupta at the same terms and prices offered to unrelated parties.
      Mr. Gupta was eligible for a cash bonus in 2002 based on Company performance. The criteria for Mr. Gupta’s bonus specified that he would receive 10% of the Company’s adjusted EBITDA in excess of $80 million. In January 2002, the Company paid an advance of $1.5 million to Mr. Gupta (based on the Company’s 2001 performance) to be off set against any 2002 bonus payable to Mr. Gupta pursuant to his bonus program. The advance was to be applied to part of or his entire 2002 bonus or repaid by Mr. Gupta by January 2004. In May 2002, Mr. Gupta repaid $0.6 million of the original advance, leaving an advance balance of $0.9 million. Mr. Gupta’s 2002 bonus was determined to be $0.4 million. The remaining balance of $0.5 million was awarded as bonus for 2003 and prepaid salary for 2004, resulting in the note receivable being paid in full.
      During 2002, the Company paid Everest Asset Management $415 thousand for acquisition-related expenses on certain acquisition transactions. Everest Asset Management is 100% owned by Mr. Gupta.
      During 2001, the Company invested $1 million in the Everest3 Fund, a blend of three index funds (S&P 500, Dow Jones and NASDAQ 100). Everest Funds Management LLC manages the fund. Mr. Gupta, who is the Chairman and Chief Executive Officer of the Company, owns 100% of the voting stock in Everest Funds Management LLC. During 2004, the Company liquidated its investment in the Everest3 Fund.

13.	Supplemental Cash Flow Information
      The Company made certain acquisitions during 2004, 2003 and 2002 (See Note 3) and assumed liabilities as follows:

	2004	2003	2002

	(In thousands)
Fair value of assets acquired	$175,392	$9,885	$13,509
Cash paid	(109,992)	(5,763)	(9,793)

Liabilities assumed	$65,400	$4,122	$3,716

      The Company acquired property and equipment under capital lease obligations or financing arrangements totaling $5.3 million, $1.8 million and $0.7 million, in the years ended December 31, 2004, 2003 and 2002, respectively.

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Fair Value of Financial Instruments
      The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.
      The carrying amounts shown in the following table are included in the consolidated balance sheets under the indicated captions.

	December 31, 2004		December 31, 2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

		(unaudited)		(unaudited)
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$10,404	$10,404	$2,686	$2,686
Marketable securities	3,049	3,049	3,685	3,685
Other assets — nonmarketable investment securities	1,706	1,706	2,494	2,494
Financial liabilities:
Long-term debt	196,226	194,398	139,765	141,190
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
      Other assets, including non-marketable investment securities. Investments in companies not traded on organized exchanges are valued on the basis of comparisons with similar companies whose shares are publicly traded. Values for companies not publicly traded on organized exchanges may also be based on analysis and review of valuations performed by others independent of the Company.
      Long-term debt. The 9 1/2% Senior Subordinated Notes due June 2008 are valued based on quoted market prices at the reporting date. The Company repurchased all of the outstanding Notes during 2004. All other debt obligations are valued at the discounted amount of future cash flows.

15.	Commitments and Contingencies
      Under the terms of its capital lease agreements, the Company is required to pay ownership costs, including taxes, licenses and maintenance. The Company also leases office space under operating leases expiring at various dates through 2010. Certain of these leases contain renewal options. Rent expense on operating lease agreements was $7.1 million, $6.6 million, and $5.9 million in the years ended December 31, 2004, 2003 and 2002, respectively.

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Following is a schedule of the future minimum lease payments as of December 31, 2004:

	Capital	Operating

	(In thousands)
2005	$1,883	$7,924
2006	742	5,856
2007	187	5,009
2008	—	3,531
2009	—	1,589
Thereafter	—	936

Total future minimum lease payments	2,812	$24,845

Less amounts representing interest	(104)

Present value of net minimum lease payments	$2,708

      The Company and its subsidiaries are involved in other legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company’s financial position, results of operations, or cash flows.

16.	Acquisition Costs, Litigation Settlement Charges and Restructuring Charges
      During 2004, the Company recorded acquisition costs of $0.3 million for various acquisitions, including Triplex, Edith Roman and OneSource. During 2003, the Company recorded acquisition costs $0.1 million for various acquisitions, including Clickaction, Yesmail and Markado. During 2002, the Company recorded acquisition costs of $0.2 million for various acquisitions, including the email list business of DoubleClick, Hill Donnelly, City Publishing and ClickAction. These costs are not direct costs of acquisition and therefore cannot be capitalized as part of the purchase price. Rather, these are general and administrative costs incurred in connection with the integration of these businesses.
      On May 14, 2002, a principal of one of the acquisitions made by the Company in 1996 was awarded $1.7 million by an arbitrator for settlement of a dispute regarding exercise of stock options issued by the Company. Although the Company appealed the arbitrator’s decision, the Company’s management, under advise from outside counsel, determined during 2003 that the Company was not likely to be successful in the appeal. Consequently, the Company recorded a litigation charge of $1.7 million. During 2002, the Company settled legal issues totaling $0.4 million in connection with the settlement of contractual disputes.
      The Company recorded restructuring charges (severance) during 2004, 2003 and 2002 of $2.9 million, $1.9 million and $2.5 million, respectively, related to workforce reductions as a part of the Company’s continuing strategy to reduce unnecessary costs and focus on core operations. The workforce reduction charges included involuntary employee separation costs during 2004, 2003 and 2002 for approximately 376, 140 and 230 employees, respectively.
      As of December 31, 2004, an outstanding accrual of $0.6 million was included in the accompanying consolidated balance sheet for severance costs remaining to be paid.

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes activity related to the restructuring charges recorded by the Company, including the liability accrual balances:

			Amounts
	Beginning	Amounts	Recorded as Part	Amounts	Ending
Fiscal Year	Accrual	Expensed	of Acquisitions	Paid	Accrual

	(In thousands)
2002	$79	$2,531	$693	$1,883	$1,420
2003	$1,420	$1,861	$326	$3,360	$247
2004	$247	$2,940	$1,577	$4,135	$629

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
      During 2004, the Company wrote-off deferred financing costs of $0.1 million related to the prior credit facility as a result of the financing on March 25, 2004 of the Credit Facility.
      During 2004, the Company redeemed the remainder of its outstanding 9 1/2% Senior Subordinated Notes of $30.0 million at a premium of 4.75% to face amount. The premium paid on the redemption was $1.5 million, representing amounts paid in excess of the carrying value of the debt. As part of the redemption, the Company recorded charges of $0.6 million for net unamortized debt issue costs related to the Senior Subordinated Notes.
      During 2004, the Company recorded a loss of $1.0 million for an other-than-temporary decline in the value of a nonmarketable equity investment.
      During 2003, the Company purchased $67.0 million of its 9 1/2% Senior Subordinated Notes of which $11.5 million were from the Chief Executive Officer. All purchases of 9 1/2% Senior Subordinated Notes occurred at the same price and under the same terms. As part of these purchases, the Company recorded charges of $1.6 million for related net unamortized debt issue costs and $3.1 million for amounts paid in excess of the carrying value of the debt.
      During 2003, the Company expensed $0.8 million for net unamortized debt issue costs and $0.8 million in bank fees associated with the refinancing of the credit facility.
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

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Segment Information
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
      The corporate activities group includes the compilation of our proprietary databases, such as 14 million businesses, 180 million consumers, 3.1 million new homeowners, 15.0 million new movers, 2.6 million new business formations and other databases. They also include the cost for database verification, administrative function of the company and other identified gains (losses).
      The Company accounts for property and equipment on a consolidated basis. The Company’s property and equipment is shared by the Company’s business segments. Depreciation expense is recorded in corporate activities.
      Goodwill, net of accumulated amortization for the Donnelley Group segment increased from $161.2 million at December 31, 2003 to $257.5 million at December 31, 2004. The increase in goodwill is due to the acquisition of Triplex in February 2004, OneSource in June 2004 and Edith Roman in June 2004.
      The Company has no intercompany sales or intercompany expense transactions. Accordingly, there are no adjustments necessary to eliminate amounts between the Company’s segments. The following table summarizes segment information:

	For the Year Ended December 31, 2004

	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total

	(In thousands)
Net sales	$144,541	$200,318	$—	$344,859
Non-cash stock compensation	—	—	779	779
Restructuring charges	—	—	2,940	2,940
Acquisition costs	—	—	321	321
Operating income (loss)	45,430	82,525	(86,444)	41,329
Investment income	—	—	(190)	(190)
Interest expense	—	—	(9,210)	(9,210)
Other charges	—	—	(3,157)	(3,157)
Income (loss) before income taxes	45,430	82,525	(99,001)	28,772
Goodwill, net of amortization	41,255	257,453	—	298,708

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2003

	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total

	(In thousands)
Net sales	$155,363	$155,982	$—	$311,345
Non-cash stock compensation	—	—	219	219
Restructuring charges	—	—	1,861	1,861
Provision for litigation settlement	—	—	1,667	1,667
Acquisition costs	—	—	57	57
Operating income (loss)	48,923	76,778	(77,151)	48,550
Investment income	—	—	1,149	1,149
Interest expense	—	—	(11,547)	(11,547)
Other charges	—	—	(6,385)	(6,385)
Income (loss) before income taxes	48,923	76,778	(93,934)	31,767
Goodwill, net of amortization	41,152	161,234	—	202,386

	For the Year Ended December 31, 2002

	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total

	(In thousands)
Net sales	$155,455	$147,061	$—	$302,516
Non-cash stock compensation	—	—	52	52
Restructuring charges	—	—	2,531	2,531
Provision for litigation settlement	—	—	417	417
Acquisition costs	—	—	181	181
Operating income (loss)	60,154	76,920	(82,517)	54,557
Investment income	—	—	179	179
Interest expense	—	—	(16,059)	(16,059)
Other charges	—	—	(2,675)	(2,675)
Income (loss) before income taxes	60,154	76,920	(101,072)	36,002
Goodwill, net of amortization	41,025	169,416	—	210,441

20.	Subsequent Event
      On January 25, 2005, the Board of Directors of the Company declared a cash dividend of $0.20 per common share. The dividend payments, totaling $10.6 million, were paid on March 1, 2005, to shareholders of record as of the close of business on February 8, 2005.
      On January 31, 2005, the Company acquired @Once, a provider of retention based email services. The total purchase price was $8.1 million.
      On February 10, 2005, the Company announced that it has proposed to acquire Digital Impact, Inc. (Nasdaq: DIGI) for $2.00 per share in cash. The Company’s proposal has been communicated to the Digital Impact board of directors but has not yet resulted in a substantive discussion regarding the terms of a potential transaction. Based on the latest publicly available information, as of February 10, 2005, Digital Impact had approximately 36.9 million shares of common stock outstanding, and as of March 31, 2004 Digital Impact had approximately 1,786,000 options to purchase common stock outstanding and with an exercise price below the $2.00 per share purchase price under the tender offer, giving the transaction a total equity value (excluding 1,637,000 shares of common stock held by the Company) of approximately $74 million. At this time, there is no certainty whether this transaction will be consummated at $2.00 per share or at all.

infoUSA INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts*	Deductions		Period

	(In thousands)
Allowance for doubtful accounts receivable:				(A	)
December 31, 2002	$2,955	$3,843	$(488)	$3,336		$2,974
December 31, 2003	$2,974	$2,959	$231	$3,984		$2,180
December 31, 2004	$2,180	$2,372	$(100)	$3,058		$1,394
Allowance for sales returns:				(B	)
December 31, 2002	$1,714	$1,782	$—	$2,797		$699
December 31, 2003	$699	$1,339	$—	$1,726		$312
December 31, 2004	$312	$77	$—	$389		$—

*	Recorded as a result of acquisitions

(A)	Charge-offs during the period indicated

(B)	Returns processed during the period indicated
See accompanying independent auditors’ report.

EXHIBIT INDEX

Exhibit
No.			Description

3.1		—	Certificate of Incorporation, as amended through October 22, 1999, is Incorporated herein by reference to exhibits filed with Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000
3.2		—	Bylaws are incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992
3.3		—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22,1999, is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form 8-A, as amended, Filed March 20, 2000
4.1		—	Preferred Share Rights Agreement is incorporated herein by reference to the Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000
4.2		—	Specimen of Common Stock Certificate is incorporated herein by reference to the exhibits filed with the Company’s Registration Statement on Form 8-A, as amended), filed March 20, 2000
*4	.8	—	Amended and Restated Credit Agreement by and among infoUSA, Inc., various Lenders (defined therein) and Wells Fargo, NA dated as of June 4, 2004
4.9		—	Pledge Agreement by and among infoUSA, Inc., various Lenders (defined therein) and Wells Fargo, NA dated as of March 25, 2004, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed March 30, 2004
4.10		—	Security Agreement by and among infoUSA, Inc., various Lenders (defined therein) and Wells Fargo, NA dated as of March 25, 2004, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed March 30, 2004
4.11		—	Subsidiaries Guaranty Agreement by and among infoUSA, Inc., various Lenders (defined therein) and Wells Fargo, NA dated as of March 25, 2004, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed March 30, 2004
*4	.12	—	Reaffirmation of and First Amendment to Subsidiaries Guaranty, Security Agreement and Pledge Agreement by and among infoUSA Inc., various lenders (defined there in) and Wells Fargo, NA dated as June 4, 2004
10.1		—	Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 33-51352), filed August 28, 1992
10.2		—	1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (File No. 333-37865), filed October 14, 1997
10.3		—	1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (File No. 333-82933), filed July 15, 1999
10.4		—	Employment Agreement dated February 11, 1997 between the Company and Allen F. Ambrosino, incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2000
10.5		—	Amended and Restated Database License Agreement between Donnelley Marketing, Inc. and First Data Resources, Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999
10.6		—	Covenant not to compete by First Data Corporation to infoUSA Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999
21.1		—	Subsidiaries and State of Incorporation, filed herewith
23.1		—	Consent of Independent Registered Public Accounting Firm, filed herewith
24.1		—	Power of Attorney, filed herewith
31.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith