Form 10-K/A
period 2004-12-31
INFOUSA INC
filed 2005-04-01
CIK 879437

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

      This Annual Report on Form 10-K has been amended to include the name and conformed signature of the Company’s independent registered public accounting firm on the reports included in Item 9A, Item 15 and Exhibit 23.1. The name and conformed signatures were inadvertently omitted from the Form 10-K as originally filed.
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

KPMG LLP
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

3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
No.		Description

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, is Incorporated herein by reference to exhibits filed with Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000
3.2	—	Bylaws are incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992
3.3	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22,1999, is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form 8-A, as amended, Filed March 20, 2000
4.1	—	Preferred Share Rights Agreement is incorporated herein by reference to the Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000
4.2	—	Specimen of Common Stock Certificate is incorporated herein by reference to the exhibits filed with the Company’s Registration Statement on Form 8-A, as amended), filed March 20, 2000
4.8	—	Amended and Restated Credit Agreement by and among infoUSA, Inc., various Lenders (defined therein) and Wells Fargo, NA dated as of June 4, 2004, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
4.9	—	Pledge Agreement by and among infoUSA, Inc., various Lenders (defined therein) and Wells Fargo, NA dated as of March 25, 2004, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed March 30, 2004
4.10	—	Security Agreement by and among infoUSA, Inc., various Lenders (defined therein) and Wells Fargo, NA dated as of March 25, 2004, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed March 30, 2004
4.11	—	Subsidiaries Guaranty Agreement by and among infoUSA, Inc., various Lenders (defined therein) and Wells Fargo, NA dated as of March 25, 2004, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed March 30, 2004
4.12	—	Reaffirmation of and First Amendment to Subsidiaries Guaranty, Security Agreement and Pledge Agreement by and among infoUSA Inc., various lenders (defined there in) and Wells Fargo, NA dated as June 4, 2004, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
10.1	—	Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 33-51352), filed August 28, 1992
10.2	—	1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (File No. 333-37865), filed October 14, 1997
10.3	—	1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (File No. 333-82933), filed July 15, 1999
10.4	—	Employment Agreement dated February 11, 1997 between the Company and Allen F. Ambrosino, incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2000
10.5	—	Amended and Restated Database License Agreement between Donnelley Marketing, Inc. and First Data Resources, Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999
10.6	—	Covenant not to compete by First Data Corporation to infoUSA Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999
21.1	—	Subsidiaries and State of Incorporation, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
23.1	—	Consent of Independent Registered Public Accounting Firm, filed herewith

Exhibit
No.		Description

24.1	—	Power of Attorney, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

infoUSA INC.

By:	/s/ Raj Das

Raj Das
Chief Financial Officer
(principal accounting officer)
Dated: April 1, 2005
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

* Vinod Gupta		Chairman of the Board and Chief Executive Officer (principal executive officer)	April 1, 2005

/s/ Raj Das Raj Das		Chief Financial Officer (principal financial officer)	April 1, 2005

* George F. Haddix		Director	April 1, 2005

* Elliot S. Kaplan		Director	April 1, 2005

* Harold Andersen		Director	April 1, 2005

* Dr. Vasant Raval		Director	April 1, 2005

* Richard J. Borda		Director	April 1, 2005

* Martin Kahn		Director	April 1, 2005

* Dennis P. Walker		Director	April 1, 2005

*By	/s/ Raj Das Raj Das Attorney-In-Fact April 1, 2005

infoUSA INC. AND SUBSIDIARIES

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

KPMG LLP
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

(B)	Returns processed during the period indicated
See accompanying independent auditors’ report.

EXHIBIT INDEX

Exhibit
No.		Description

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, is Incorporated herein by reference to exhibits filed with Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000
3.2	—	Bylaws are incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992
3.3	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22,1999, is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form 8-A, as amended, Filed March 20, 2000
4.1	—	Preferred Share Rights Agreement is incorporated herein by reference to the Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000
4.2	—	Specimen of Common Stock Certificate is incorporated herein by reference to the exhibits filed with the Company’s Registration Statement on Form 8-A, as amended), filed March 20, 2000
4.8	—	Amended and Restated Credit Agreement by and among infoUSA, Inc., various Lenders (defined therein) and Wells Fargo, NA dated as of June 4, 2004, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
4.9	—	Pledge Agreement by and among infoUSA, Inc., various Lenders (defined therein) and Wells Fargo, NA dated as of March 25, 2004, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed March 30, 2004
4.10	—	Security Agreement by and among infoUSA, Inc., various Lenders (defined therein) and Wells Fargo, NA dated as of March 25, 2004, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed March 30, 2004
4.11	—	Subsidiaries Guaranty Agreement by and among infoUSA, Inc., various Lenders (defined therein) and Wells Fargo, NA dated as of March 25, 2004, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed March 30, 2004
4.12	—	Reaffirmation of and First Amendment to Subsidiaries Guaranty, Security Agreement and Pledge Agreement by and among infoUSA Inc., various lenders (defined there in) and Wells Fargo, NA dated as June 4, 2004, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
10.1	—	Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 33-51352), filed August 28, 1992
10.2	—	1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (File No. 333-37865), filed October 14, 1997
10.3	—	1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (File No. 333-82933), filed July 15, 1999
10.4	—	Employment Agreement dated February 11, 1997 between the Company and Allen F. Ambrosino, incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the Year ended December 31, 2000
10.5	—	Amended and Restated Database License Agreement between Donnelley Marketing, Inc. and First Data Resources, Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999
10.6	—	Covenant not to compete by First Data Corporation to infoUSA Inc. dated as of July 23, 1999 is incorporated herein by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999
21.1	—	Subsidiaries and State of Incorporation, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
23.1	—	Consent of Independent Registered Public Accounting Firm, filed herewith
24.1	—	Power of Attorney, is incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

Exhibit
No.		Description

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002