Form 10-Q
period 2005-03-31
INFOUSA INC
filed 2005-05-10
CIK 879437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the — Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

[   ] Transition report pursuant to Section 13 or 15(d) of the — Securities Exchange Act of 1934

For the transition period from ______to ______

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

53,687,084 shares of Common Stock at May 2, 2005

infoUSA INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$4,295	$10,404
Marketable securities	3,061	3,049
Trade accounts receivable, net of allowances of $1,067 and $1,394, respectively	47,214	51,707
List brokerage trade accounts receivable	19,041	19,635
Deferred income taxes	1,403	—
Prepaid expenses	5,643	6,544
Deferred marketing costs	3,679	2,632

Total current assets	84,336	93,971

Property and equipment, net	42,850	42,537
Goodwill, net	302,642	298,708
Intangible assets, net	62,167	66,578
Other assets	14,650	7,642

	$506,645	$509,436

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$36,046	$34,134
Accounts payable	16,964	21,268
List brokerage trade accounts payable	15,006	15,427
Accrued payroll expenses	16,263	15,917
Accrued expenses	5,652	7,028
Income taxes payable	3,417	3,730
Deferred income taxes	—	170
Deferred revenue	52,604	53,034

Total current liabilities	145,952	150,708

Long-term debt, net of current portion	163,735	162,092
Deferred income taxes	22,036	23,460
Other liabilities	1,701	1,701
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 53,661,919 shares issued and 53,330,761 outstanding at March 31, 2005 and 53,555,331 shares issued and 53,177,737 outstanding at December 31, 2004	134	134
Paid-in capital	108,062	106,669
Retained earnings	68,185	69,770
Treasury stock, at cost, 331,158 shares held at March 31, 2005 and 377,594 held at December 31, 2004	(2,032)	(2,311)
Notes receivable from officers	(334)	(334)
Accumulated other comprehensive loss	(794)	(2,453)

Total stockholders’ equity	173,221	171,475

	$506,645	$509,436

The accompanying notes are an integral part of the

consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED
	March 31,
	2005	2004
	(UNAUDITED)
Net sales	$95,095	$80,811
Costs and expenses:
Database and production costs	26,027	23,861
Selling, general and administrative (excluding non-cash stock compensation expense (benefit) of ($289) and $182 for the three months ended March 31, 2005 and 2004, respectively)	44,398	40,179
Depreciation	3,908	3,314
Amortization of intangible assets	4,404	3,446
Non-cash stock compensation (benefit)	(289)	182
Restructuring charges	703	615
Acquisition costs	354	3

Total operating costs and expenses	79,505	71,600

Operating income	15,590	9,211
Other income (expense):
Investment income	1,320	201
Other charges	—	(144)
Interest expense	(2,740)	(2,214)

Income before income taxes	14,170	7,054
Income taxes	5,112	2,681

Net income	$9,058	$4,373

Basic earnings per share:
Net income	$0.17	$0.08

Weighted average shares outstanding	53,797	52,338

Diluted earnings per share:
Net income	$0.17	$0.08

Weighted average shares outstanding	53,841	52,955

The accompanying notes are an integral part of the

consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	THREE MONTHS ENDED
	March 31,
	2005	2004
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,058	$4,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,908	3,314
Amortization of intangible assets	4,404	3,446
Amortization of deferred financing costs	177	54
Deferred income taxes	21	(1,311)
Non-cash stock compensation expense (benefit)	(289)	182
Non-cash 401(k) contribution in common stock	499	384
Gain on sale of assets and marketable securities	(1,320)	(191)
Non-cash other charges	—	144
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	6,306	6,508
List brokerage trade accounts receivable	594	1,924
Prepaid expenses and other assets	(3,483)	456
Deferred marketing costs	(1,048)	1,624
Accounts payable	(4,458)	(3,876)
List brokerage trade accounts payable	(422)	(2,023)
Income taxes receivable and payable, net	(1,715)	3,591
Accrued expenses and other liabilities	(1,487)	(2,456)

Net cash provided by operating activities	10,745	16,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities	3,633	377
Purchase of marketable securities	(390)	(223)
Purchases of property and equipment	(1,161)	(1,651)
Acquisitions of businesses, net of cash acquired	(8,133)	(6,104)
Software and database development costs	(795)	(452)

Net cash used in investing activities	(6,846)	(8,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(19,718)	(105,094)
Proceeds of long-term debt	19,100	138,814
Deferred financing costs paid	(7)	(436)
Dividends paid	(10,646)	—
Proceeds from exercise of stock options	1,263	834

Net cash provided by (used in) financing activities	(10,008)	34,118

Net increase (decrease) in cash and cash equivalents	(6,109)	42,208
Cash and cash equivalents, beginning	10,404	2,686

Cash and cash equivalents, ending	$4,295	$44,894

Supplemental cash flow information:
Interest paid	$2,615	$1,307

Income taxes paid	$6,287	$75

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

     The Company suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.

2. EARNINGS PER SHARE INFORMATION

     The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive common stock.

	Three Months Ended
	March 31,
	2005	2004
	(In Thousands)
Weighted average number of shares used in basic EPS	53,797	52,338
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	44	617

Weighted average number of shares outstanding used in diluted EPS	53,841	52,955

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

     The infoUSA Group and Donnelley Group reflect actual net sales, order production costs, identifiable direct sales and marketing costs. The remaining indirect costs are presented as a consolidating item in corporate activities.

     The corporate activities group includes the compilation of our proprietary databases, such as 14 million businesses, 220 million consumers, 5.2 million new homeowners, 17.0 million new movers, 2.6 million new business formations and other databases. They also include the cost for database verification, administrative functions of the company and other identified gains (losses).

     The Company accounts for property and equipment on a consolidated basis. The Company’s property and equipment is shared by the Company’s business segments. Depreciation expense is recorded in corporate activities.

     Goodwill, net of accumulated amortization for the Donnelley Group segment increased from $167.0 million at March 31, 2004 to $261.5 million at March 31, 2005. The increase in goodwill is due to the acquisitions of OneSource and Edith Roman in June 2004 and @Once in January 2005.

     The Company has changed the structure of its internal organization. Due to acquisition and realignment within the Company, one division has been moved from the Donnelley Group into the infoUSA group. In accordance with SFAS 131, disclosures about segments of an enterprise, the Company has restated the results by segment for the quarter ended March 31, 2004 according to the current internal structure.

     The Company has no intercompany sales or intercompany expense transactions. Accordingly, there are no adjustments necessary to eliminate amounts between the Company’s segments. The following table summarizes segment information:

	For The Three Months Ended March 31, 2005
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
		(In thousands)
Net sales	$37,869	$57,226	$—	$95,095
Non-cash stock compensation	—	—	(289)	(289)
Restructuring charges	—	—	703	703
Acquisition costs	—	—	354	354
Operating income (loss)	12,247	23,019	(19,676)	15,590
Investment income	—	—	1,320	1,320
Interest expense	—	—	(2,740)	(2,740)
Income (loss) before income taxes	12,247	23,019	(21,096)	14,170
Goodwill, net of amortization	41,180	261,462	—	302,642

	For The Three Months Ended March 31, 2004
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$40,891	$39,920	$—	$80,811
Non-cash stock compensation	—	—	182	182
Restructuring charges	—	—	615	615
Acquisition costs	—	—	3	3
Operating income (loss)	12,624	20,430	(23,843)	9,211
Investment income	—	—	201	201
Other charges	—	—	(144)	(144)
Interest expense	—	—	(2,214)	(2,214)
Income (loss) before income taxes	12,624	20,430	(26,000)	7,054
Goodwill, net of amortization	41,238	166,992	—	208,230

4. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss), including the components of other comprehensive income (loss), are as follows:

	For The Three
	Months Ended
	March 31,	March 31,
	2005	2004
	(In thousands)
Net income	$9,058	$4,373
Other comprehensive income:
Unrealized gain from investments:
Unrealized gains (losses)	1,934	(278)
Related tax benefit (expense)	(696)	104

Net	1,238	(174)

Foreign currency translation adjustments:
Unrealized gains	658	—
Related tax expense	(237)	—

Net	421	—

	For The Three
	Months Ended
	March 31,	March 31,
	2005	2004
	(In thousands)
Total other comprehensive income (loss)	1,659	(174)

Comprehensive income	$10,717	$4,199

     The components of accumulated other comprehensive income (loss) is as follows:

		Foreign		Accumulated
	Unrealized	Currency	Unrealized	Other
	Losses on	Translation	Gains / (Losses)	Comprehensive
	Pension Plan	Adjustments	On Securities	Loss
		(in thousands)
Balance at March 31, 2005	$(1,055)	$(464)	$725	$(794)

Balance at December 31, 2004	$(1,055)	$(885)	$(513)	$(2,453)

5. ACQUISITIONS

     On January 31, 2005, the Company acquired @Once Company, a retention based email technology company. The total purchase price was $8.1 million, of which $7 million was paid at closing and $1.1 million was paid on March 29, 2005 after final calculation for working capital. The purchase price for the acquisition has been primarily allocated to current assets of $1.5 million, property and equipment of $.7 million, current liabilities of $.5 million, and goodwill of $6.4 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of @Once have been included in the Company’s financial statements since the date of acquisition.

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

     The total purchase price was $109.4 million, comprised of cash paid for the outstanding common stock of OneSource of $104.6 million, a merger agreement termination fee associated with the acquisition of $3.0 million and acquisition-related costs of $1.8 million. Additionally, the Company paid $2.2 million for bank financing fees associated with the transaction recorded as deferred financing costs. The purchase price for the acquisition has been allocated to current assets of $28.2 million, property and equipment of $5.6 million, other assets of $1.5 million, current liabilities of $17.7 million (including $13.7 million of deferred revenue), other liabilities of $15.8 million and goodwill and other intangibles of $105.9 million. Goodwill and other identified intangibles include: developed technology of $9.0 million (life of 5 years), Corptech database of $2.6 million (life of 3 years), customer lists of $16.3 million (life of 6 years), tradenames and trademarks of $3.5 million (life of 20 years) and goodwill of $74.5 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of OneSource have been included in the Company’s financial statements since the date of acquisition.

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

     On June 4, 2004, the Company acquired all the issued and outstanding common stock of Edith Roman Associates, Inc., Database Direct, Inc. and E-Post Direct, Inc. (collectively “Edith Roman”), a provider of list brokerage and list management services, data processing services and email marketing services. The total purchase price was $13.5 million including acquisition costs of $0.3 million, of which, $6.6 million was payable in cash at closing and the remaining $6.6 million represented as a note payable in the accompanying consolidated balance sheet will be payable on June 4, 2005. The transaction is subject to purchase price adjustment represented by an adjustment for finalized working capital, net sales and other contingent items specified within the purchase agreement. The purchase price for the acquisition has been preliminarily allocated to current assets of $11.3 million, property and equipment of $0.5 million, current liabilities of $9.6 million, other liabilities of $0.5 million and goodwill of $11.5 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Edith Roman have been included in the Company’s financial statements since the date of acquisition.

     On February 2, 2004, the Company acquired all the issued and outstanding common stock of Triplex Direct Marketing Corp. (“Triplex”), a provider of direct marketing and database marketing services to nonprofit and catalog customers. The total purchase price was $7.6 million including acquisition costs of $0.3 million, of which, $6.1 million was payable in cash at closing and the remaining $1.2 million was paid on February 2, 2005. The purchase price for the acquisition has been primarily allocated to current assets of $2.4 million, property and equipment of $0.7 million, current liabilities of $1.0 million, and goodwill of $5.2 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Triplex have been included in the Company’s financial statements since the date of acquisition.

     Assuming Triplex, OneSource, Edith Roman and @Once had been acquired on January 1, 2004 and included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and net income per share would have been as follows:

	For the three months ended
	March 31,	March 31,
	2005	2004
	(In thousands, except per share amounts)
	(unaudited)
Net sales	$95,671	$101,046
Net income	$8,771	$2,179
Basic earnings per share	$0.16	$0.04
Diluted earnings per share	$0.16	$0.04

6. NON-CASH STOCK COMPENSATION EXPENSE

     At March 31, 2005, the Company has a nonqualified stock option plan. The Company applies the intrinsic value-based method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company’s pro forma net income and earnings per share would have been as indicated below had the fair value of all option grants been charged to salaries, wages, and benefits in accordance with SFAS No. 123, Accounting for Stock-Based Compensation:

	Three months ended
	March 31,
	2005	2004
	(in thousands, except
	per share amounts)
Net income, as reported	$9,058	$4,373
Less: Total stock-based employee compensation expense determined under fair value based method, net of taxes	169	665

Net income, pro forma	$8,889	$3,708

Earnings per share:
Basic — as reported	$0.17	$0.08

Basic — pro forma	$0.17	$0.07

Diluted — as reported	$0.17	$0.08

Diluted — pro forma	$0.17	$0.07

     The above pro forma results are not likely to be representative of the effects on reported net income for future years since options vest over several years and additional awards generally are made each year.

     The fair value of the weighted average of option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005: expected volatility of 53.64%, risk free interest rate of 4.42% based on the U.S. Treasury strip yield at the date of grant and expected lives of 5 years.

     Compensation cost for stock options and warrants granted to non-employees and vendors is measured based upon the fair value of the stock option or warrant granted. When the performance commitment of the non-employee or vendor is not complete as of the grant date, the Company estimates the total compensation cost using a fair value method at the end of each period. Generally, the final measurement of compensation cost occurs when the non-employee’s or vendor’s related performance commitment is complete.

Changes, either increases or decreases, in the estimated fair value of the options between the date of the grant and the final vesting of the options result in a change in the measure of compensation cost for the stock options or warrants. Compensation cost is recognized as expense over the periods in which the benefit is received.

     During 2002, the Company granted non-qualified stock options to non-employee consultants of the Company in connection with a consulting agreements executed by the Company. The options vest evenly over four years and have a five-year life. The fair value of the option was estimated, as of the grant date, using the Black-Scholes option pricing model and is updated at each balance sheet date. As such, the Company has recorded a non-cash benefit of ($289) thousand, during the three months ended March 31, 2005 related to stock options granted to the consultant. The benefit was recorded as a reduction to paid-in-capital. The consulting agreement with one of the consultants commits the Company to make cash payments of $775 thousand and $200 thousand in 2004 and 2005 to the consultant for services rendered. Expense of $175 thousand for this consulting agreement was recorded during the three months ended March 31, 2005 and 2004, respectively.

7. RESTRUCTURING CHARGES

     During the three months ended March 31, 2005, the Company recorded restructuring charges of $703 thousand. The charges included $371 thousand for involuntary employee separation costs (severance) due to workforce reductions for 45 employees in administration, order production and sales. In addition $332 thousand was recorded for the restructuring of the Hill-Donnelly printing facilities, which includes costs for office space, equipment leases and raw material inventory. As of March 31, 2005, an accrual of $711 thousand was included in the accompanying consolidated balance sheet for severance costs remaining to be paid and an accrual of $331 thousand was included for the restructuring of the Hill-Donnelly printing facilities.

     During the three months ended March 31, 2004, the Company recorded restructuring charges due to workforce reductions of $615 thousand. The charges included involuntary employee separation costs for 96 employees in administration, order production and sales.

     The following table summarizes activity related to the restructuring charges recorded by the Company, including the liability accrual balances:

	Beginning	Amounts	Amounts From	Amounts	Ending
Period Ended	Accrual	Expensed	Acquisition	Paid	Accrual
		(In thousands)
March 31, 2005	$629	$703	$122	$412	$1,042

8. ACQUISITION COSTS

     The Company recorded costs of $354 thousand and $3 thousand during the three months ended March 31, 2005 and 2004, respectively, for general and administrative expenses incurred in connection with the integration of acquired companies. These costs are not direct costs of acquisition and therefore cannot be capitalized as part of the purchase price.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consist of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Goodwill	$361,654	$357,720
Less accumulated amortization	59,012	59,012

	$302,642	$298,708
Other intangible assets:
Non-compete agreements	13,534	13,534
Core technology	13,753	13,753
Customer base	24,663	24,663
Trade names	19,259	19,259
Purchased data processing software	73,478	73,478
Acquired database costs	21,591	21,591
Perpetual software license agreement, net	1,933	2,133
Software development costs, net	5,974	5,983
Database development costs, net	635	461
Deferred financing costs	11,130	11,123

	185,950	185,978
Less accumulated amortization	123,783	119,400

	$62,167	$66,578

10. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Property and equipment	$139,238	$135,789
Less accumulated depreciation and amortization	96,388	93,252

	$42,850	$42,537

11. CONTINGENCIES

     The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company’s financial position, results of operations, or cash flows.

12. RELATED PARTY TRANSACTIONS

     In February 2005, the Company purchased from NetJets fractional ownership interest in one airplane at a total cost of $2.6 million. The fractional ownership interest in the airplane was previously owned by Mr. Gupta, who sold it to NetJets at the same time the Company made the purchase of the aircraft.

     During the 1st quarter of 2005, the Company paid $178 thousand to Annapurna Corporation primarily for the business use of the aircraft before it was sold to the Company. Annapurna is 100% owned by Mr. Gupta, the Company’s Chairman and Chief Executive Officer.

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

GENERAL

Company Profile

     infoUSA Inc. (the “Company” or “infoUSA”) is the leading provider of sales leads and databases to millions of businesses in order for them to find new prospects and grow their sales. infoUSA compiles and updates over 15 databases under one roof in Omaha, Nebraska. Our customers include salespeople, small office/home office (“SOHO”) entrepreneurs, small and medium businesses, and Fortune 2000 corporations. Our database is also part of major directory assistance search firms like Yahoo!, Google, AOL, and in-car navigation companies. Most cars with GPS devices today use infoUSA databases because of the high accuracy of our business database. Databases compiled and continually updated are as follows:

Business Databases	Consumer Databases

• 14 Million U.S. and Canadian Businesses	• 180 Million Consumers

• 11.5 Million Executives and Professionals	• 112 Million Households

• 5 Million Small Business Owners	• 65 Million Homeowners

• 5 Million Business Addresses with Color Photos	• 15 Million New Movers Per Year

• 2.6 Million Brand New Businesses	• 3.1 Million New Homeowners Per Year

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

New initiatives in 2004 and 2005 include:

•	Yellow Page Advertising Expense Report — The report will include all spending by small businesses for Yellow Page advertising. Yellow Page publishers and web advertising firms will be able to sort this information by many selects, including by individual business as well as by SIC code and any geographic region.

•	Business Address Photographs- The company introduced the industry’s first pictures of storefronts with corresponding longitude and latitude coordinates to its Business Database. Important applications for this data include business credit reports/applications, directory assistance, wireless navigation devices and insurance appraisals/underwriting.

•	Sales Genie

•	Credit.Net

Sales & Marketing Strategy

     infoUSA has served over 4 million customers who have used our sales leads and mailing lists. They use our databases to find new customers and grow their sales. That is why the logo of infoUSA bears the mark “Sales Solutions.”

     For our large clients, we distribute our databases and services through the Donnelley Group. Donnelley Marketing, the flagship Company within the Donnelley Group, was acquired by infoUSA in 1999, and has been a leader in this space since 1917. The Donnelley Group has a sales force of over 200 account executives that call on Fortune 2000 companies. These clients have a sophisticated need for databases, database marketing, and now e-mail marketing. Under the Donnelley Group, we have nine different companies that specialize in their own respective markets. These companies are Donnelley Marketing, Walter Karl, Edith Roman, Catalog Vision, Triplex, Yesmail, @Once, Value Added Reseller Group and OneSource. OneSource is the only company which has a true global database of 1.2 million businesses and 11.5 million executives by title. This database is used by multinational companies for market research, prospect development, and other modeling and research applications.

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

Sales Genie, Credit.Net, SalesLeadsUSA . . . Subscription Model

     In the past, infoUSA sold sales leads and mailing lists on an “as needed” basis. We realized that our customers need this information every day. We developed an Internet based service called “Sales Genie” for the small business & SOHO market. This is an Internet based database delivery service. All of our databases can be accessed on a unlimited basis for a flat price of $250 per month. Sales Genie has a built-in contact management software and mapping ability. Currently, a small business can get all the sales leads and mailing lists for only $250 per month per user. For additional users the charge is $100 per user. This subscription product is designed for approximately 3.5 million small businesses.

     We have also developed “SalesLeadsUSA” for single-owner businesses, contractors, and sales executives. There are 10 million plus prospects in this group. Currently, this service offers 4 databases with limited search criteria but still offers customers unlimited sales leads and mailing lists for $75 per month per user, i.e., $900 per year. This service also has contact management software.

     The Company also launched an unlimited business credit report service called Credit.Net in the first quarter of 2004. Currently, a customer can obtain unlimited business credit reports for only $75 per month.

     Two of our directory divisions, Polk City Directories & Hill-Donnelly Directories, currently offer bundled subscription packages for under $100 per month per user. These bundled packages include printed directory on a customer’s immediate region, DVD on the entire state, and Internet access for all of the U.S.

     This migration from one-time sales to subscription-based sales is enabling us to have a better relationship with our customers, more predictable revenue, and the ability to offer more services to our customers in the arena of sales solutions.

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

     We have grown through more than 20 strategic acquisitions in the last ten years. These acquisitions have enabled us to acquire the requisite critical mass to compete over the long term in the direct marketing industry. During 2004, we acquired three companies that opened up brand new distribution channels for our products and applications. Triplex increased our presence in the non-profit sector by providing data processing services and our proprietary content to their fast growing customer base. Edith Roman gave us the premier access to the publishing industry for their list brokerage and list management needs. OneSource brought a compelling application to our business that is increasingly embedded in customer relationship management systems of Global 2000 corporations. These corporations use the OneSource application to access deep information on executives of world’s 1.2 million largest companies.

     As we have consolidated our position in the fastest growing segments of our industry, our goal now is to accelerate our momentum in the market for business intelligence information. Our subscription products, accessed 24/7 over the web by our customers, will be the critical impetus needed to achieve our desired organic revenue growth over the longer term.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to acquisitions.

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2005	March 31, 2004
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	100%	100%
Costs and expenses:
Database and production costs	27	30
Selling, general and administrative	47	50
Depreciation	4	4
Amortization of intangible assets	5	4
Non-cash stock compensation expense	—	—
Restructuring charges	1	1
Acquisition costs	—	—

Total costs and expenses	84	89

Operating income	16	11
Other expense, net	(1)	(3)

Income before income taxes	15	8
Income taxes	5	3

Net income	10%	5%

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2005	March 31, 2004
	(in thousands)
OTHER DATA:
SALES BY SEGMENT:
infoUSA Group	$37,869	$40,891
Donnelley Group	57,226	39,920

Total	$95,095	$80,811

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
infoUSA Group	40%	51%
Donnelley Group	60	49

Total	100%	100%

Net sales

     Net sales for the quarter ended March 31, 2005 were $95.1 million, an increase of 18% from $80.8 million for the same period in 2004. Net sales of the infoUSA Group segment for the quarter ended March 31, 2005 were $37.9 million, a 7% decrease from $40.9 million for the same period in 2004. The decrease in net sales is principally due to the deferral of revenue totaling $1.8 million during the quarter ended March 31, 2005, which were related to the sale of subscription products. The infoUSA Group segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet.

     Net sales of the Donnelley Group segment for the quarter ended March 31, 2005 were $57.2 million, a 43% increase from $39.9 million for the same period in 2004. The increase was principally due to the acquisition of Edith Roman and OneSource in June 2004. The Donnelley Group segment principally engages in the selling of data processing services, licensed databases, database marketing solutions, e-mail marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services.

Database and production costs

     Database and production costs for the quarter ended March 31, 2005 were $26.0 million, or 27% of net sales, compared to $23.9 million, or 30% of net sales for the same period in 2004. The increase in database and production costs principally relates to the acquisitions of Edith Roman, and OneSource in June 2004. The reduction of the cost as a percentage of revenue is due to successful integration of the previously mentioned acquisitions into the Company.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the quarter ended March 31, 2005 were $44.4 million, or 47% of net sales, compared to $40.2 million, or 50% of net sales for the same period in 2004. The increase in selling, general and administrative expenses principally relates to the acquisitions of Edith Roman, OneSource, and @Once.

Depreciation expense

     Depreciation expense for the quarter ended March 31, 2005 totaled $3.9 million, or 4% of net sales, compared to $3.3 million, or 4% of net sales for the same period in 2004.

Amortization expense

     Amortization expense for the quarter ended March 31, 2005 totaled $4.4 million, or 5% of net sales, compared to $3.4 million, or 4% of net sales for the same period in 2004. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. SFAS No. 142 requires the Company to complete an annual impairment test on goodwill and other intangible assets with an indefinite life rather than record amortization expense on those assets. The Company completed impairment tests as of October 31, 2004, as required by SFAS 142, and established that no impairment exists.

Non-cash stock compensation expense

     During the quarter ended March 31, 2005, the Company recorded a non-cash benefit of $289 thousand, compared to a charge of $182 thousand for the same period in 2004. The Company recorded non-cash stock compensation expense related to a non-employee consulting agreements executed in previous years. The Company will incur additional non-cash compensation expense for the consultant options during the vesting period of those options. The amount of compensation expense will be affected by changes in the fair value of the Company’s common stock.

Restructuring costs

     The Company recorded restructuring charges during the quarters ended March 31, 2005 and 2004 of $0.7 million and $0.6 million, respectively, related to workforce reductions as a part of the Company’s continuing strategy to reduce unnecessary costs and focus on core operations and the restructuring of the Hill-Donnelly print operations. The workforce reduction charges included involuntary employee separation costs during 2005 and 2004 for approximately 45 and 96 employees, respectively.

Acquisition costs

     The Company recorded integration-related costs during the quarters ended March 31, 2005 and 2004 of $354 thousand and $3 thousand, respectively. The acquisition costs include costs related to unsuccessful acquisition efforts and integration related costs including general and administrative costs, information system conversion costs and other direct integration-related charges. These costs were not directly related to the recent acquisition of various companies and therefore could not be capitalized.

Operating income

     Including the factors previously described, the Company had operating income of $15.6 million, or 16% of net sales during the quarter ended March 31, 2005, compared to operating income of $9.2 million, or 11% of net sales for the same period in 2004. The increase in operating income as a percentage of net sales is a result of the following items: 1) the Company’s diligent approach to being more efficient in its operations and 2) the successful integration of Triplex, Edith Roman, OneSource and @Once into the Company’s structure. These were companies that operated historically at a higher operating margin than the Company.

     Operating income for the infoUSA Group segment for the quarter ended March 31, 2005 was $12.2 million, or 32% of net sales, as compared to $12.6 million, or 31% of net sales for the same period in 2004. The increase in operating income as a percentage of nets sales is principally due to item 1) described in the preceding paragraph.

     Operating income for the Donnelley Group segment for the quarter ended March 31, 2005 was $23.0 million, or 40% of net sales, as compared to $20.4 million, or 51% of net sales for the same period in 2004. The decrease in operating income as a percentage of net sales is principally due to decreased operating expenses represented as percentage of net sales associated with companies acquired during 2004 and 2005 including Edith Roman, OneSource and @Once.

Other income (expense), net

     Other expense, net was $(1.4) million, or 1% of net sales, and $(2.2) million, or 3% of net sales, for the quarters ended March 31, 2005 and 2004, respectively. Other income or (expense), net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating expense of the Company.

     Interest expense was $2.7 million and $2.2 million for the quarters ended March 31, 2005 and 2004, respectively. The increase is principally due to an additional term loan financed in June 2004 which was principally related to the acquisition of OneSource. Investment income was $1.3 million and $0.2 million, for the quarters ended March 31, 2005 and 2004, respectively.

Income taxes

     A provision for income taxes of $5.1 million and $2.7 million was recorded during the quarters ended March 31, 2005 and 2004, respectively. The effective income tax rate decreased from 38% to 36% due to the following factors: state income tax planning, Section 199 related to manufacturing deduction and dividends paid to the ESOP plans.

   Liquidity and Capital Resources

   Overview

     On March 25, 2004, the Company entered into a new Senior Secured Credit Facility administered by Wells Fargo Bank, N.A. The new credit facility provides for a $120.0 million Term A loan with a maturity date of March 2009 and a $50.0 million revolving line of credit with a maturity date of March 2007.

     On June 4, 2004, the Company negotiated an amended and restated Senior Secured Credit Facility (the “Credit Facility”) administered by Wells Fargo Bank, N.A. in conjunction with the acquisition of OneSource. The Credit Facility provides for a new $80.0 million Term B loan with a maturity date of June 2010.

     The Credit Facility provides for grid-based interest pricing based upon the Company’s consolidated total leverage ratio and ranges from base rate plus 1.00% to 1.75% for base rate loans and LIBOR plus 2.00% to 2.75% for use of the revolving credit facility. The term loans’ interest rates range from base rate plus 1.50% to 2.00% or LIBOR plus 2.50% to 3.00%. Substantially all of the assets of the Company are pledged as security under the terms of the Credit Facility. At March 31, 2005, the Term A loan had a balance of $100.0 million, bearing an interest rate of 5.06%, the Term B loan had a balance of $69.4 million, bearing an interest rate of 5.25%, and $44.5 million was available under the revolving credit facility.

     The Company is subject to certain financial covenants in the Credit Facility, including minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on EBITDA (“Earnings before interest expense, income taxes, depreciation and amortization”), as adjusted, providing for adjustments to EBITDA for certain agreed upon items including investment income (loss), other charges (gains), asset impairments, non-cash stock compensation expense and other items defined within the Credit Facility. The Company was in compliance with all restrictive covenants of the Credit Facility as of March 31, 2005.

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

   Selected Consolidated Statements of Cash Flows Information

     As of March 31, 2005, the Company’s principal sources of liquidity included $44.5 million available under the Credit Facility. As of March 31, 2005, the Company had a working capital deficit of $61.6 million.

     Net cash provided by operating activities during the quarter ended March 31, 2005 totaled $10.8 million compared to $16.1 million for the same period in 2004.

     During the quarter ended March 31, 2005, the Company spent $1.2 million for additions of property and equipment and $.8 million related to software and database development costs.

     During the quarter ended March 31, 2005, the Company spent $8.1 million for its acquisition of @Once.

     On January 25, 2005, the Company’s Board of Directors declared a cash dividend of $0.20 per common share. This represents the first ever dividend paid by the Company. The dividend was paid on March 1, 2005, to shareholders of record on February 8, 2005. The shares outstanding on February 8, 2005, were 53.2 million shares. The total dividend payment was $10.6 million.

   Selected Consolidated Balance Sheet Information

     Trade accounts receivable decreased to $47.2 million at March 31, 2005 from $51.7 million at December 31, 2004. The days sales outstanding (“DSO”) ratio for the quarter ended March 31, 2005 was 52 days compared to 44 days for the same period in 2004.

     Deferred marketing costs increased to $3.7 million at March 31, 2005 from $2.6 million at December 31, 2004. The increase is the direct result of the Company’s increased spending during the quarter ended March 31, 2005 from the level of spending incurred during the latter half of 2004 on direct marketing costs that are subject to deferral and amortization.

     Selected other balance sheet accounts, including list brokerage trade accounts receivable, prepaid expenses, list brokerage trade accounts payable, accounts payable, accrued expenses and accrued payroll expenses, increased (decreased) moderately at March 31, 2005 from their respective account balances at December 31, 2004. The increases, (decreases) in these account balances is due to the acquisition of certain companies during 2004 and 2005 and payment timing differences related to various general operating expenses.

     Deferred revenue decreased to $52.6 million at March 31, 2005 from $53.0 million at December 31, 2004.

     The current portion of long-term debt increased to $36.1 million at March 31, 2005 from $34.1 million at December 31, 2004. The increase is due to the increase in the scheduled payments on the Wells Fargo Term A loan.

     The Company’s long-term debt, net of current portion increased to $163.7 million at March 31, 2005 from $162.1 million at December 31, 2004

   Off-Balance Sheet Arrangements

     Other than rents associated with facility leasing arrangements, the Company does not engage in off-balance sheet financing activities.

   Accounting Standards

     In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based Payments. SFAS 123(R) eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission (SEC) adopted a rule amending the compliance dates SFAS No. 123(R). Under the new SEC rule, the provisions of the revised statement are to be applied prospectively by the company for awards that are granted, modified, or settled in the first fiscal year beginning after June 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS 123 (as originally issued) for either recognition or pro forma disclosures. When the Company adopts the standard on January 1, 2006, it will be required to report in its financial statements the share-based compensation expense for reporting periods in 2006. As of March 31, 2005, management believes that adopting the new statement will have a negative impact of approximately one cent per share for the year ending December 31, 2006, representing the expense to be recognized for the unvested portion of awards which were granted prior to March 31, 2005, and cannot predict the earnings impact of awards that may be granted after that date.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS No. 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of March 31, 2005, management believes that SFAS No. 153 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

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

     As of March 31, 2005, we had total indebtedness of approximately $199.8 million. Substantially all of our assets are pledged as security under the terms of the Credit Facility.

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

     Our business strategy includes continued growth through acquisitions of complementary products, technologies or businesses. We have made over 20 acquisitions since 1996 and completed the integration of these acquisitions into our existing business by the end of 2004, with the exception of the company recently acquired during 2005. We continue to evaluate strategic opportunities available to us and intend to pursue opportunities that we believe fit our business strategy. Acquisitions of companies, products or technologies may result in the diversion of management’s time and attention from day-to-day operations of our business and may entail numerous other risks, including difficulties in assimilating and integrating acquired operations, databases, products, corporate cultures and personnel, potential loss of key employees of acquired businesses, difficulties in applying our internal controls to acquired businesses, and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent our efforts to integrate future acquisitions fail, our business, financial condition and results of operations would be adversely affected.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has identified interest rate risk as the Company’s primary market risk exposure. The Company is exposed to significant future earnings and cash flow exposures from significant changes in interest rates as nearly all of the Company’s debt is at variable rates. If necessary, the Company could refinance the Company’s debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, a 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of $2.2 million. At March 31, 2005, the fair value of the Company’s long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At March 31, 2005, the Company had long-term debt with a carrying value of $199.8 million and estimated fair value of the same. The Company has no significant operations subject to risks of foreign currency fluctuations.

ITEM 4.
CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended March 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2005 there were material weaknesses in the Company’s disclosure controls and procedures related to lack of specialized accounting personnel and accounting for impairments in investments. As discussed in the Company’s Form 10-K filing for the fiscal year ended December 31, 2004, our management, with the oversight of the Audit Committee, has devoted considerable effort to remediate the material weaknesses identified, and has made improvements in our internal controls over financial reporting to address these weaknesses. The Company is taking the following steps to remediate these weaknesses:

•	The Company is implementing a formal review process of cost method investments.

•	The Company has hired a Corporate Controller with a high level of accounting expertise.

•	The Company has hired a Director of Income Tax and has implemented improved processes and controls within the Income Tax department.

•	The Company is providing continuing training to accounting staff on non-routine technical accounting matters.

•	The Company is assessing the existing accounting personnel to ensure the correct individuals with the necessary expertise have been placed in the appropriate positions.

Based upon the remediation plans, we feel confident that by the end of the 3rd quarter 2005, we will have addressed our material weaknesses related to disclosure controls and procedures.

(b) Changes in internal controls over financial reporting

     During the quarter ended March 31, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, other than the steps take by the Company to remediate the weaknesses described above.

PART II

OTHER INFORMATION

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 2005 Annual Meeting of Stockholders of the Company held on April 29, 2005, the stockholders voted on and approved the following items:

1. Elected the following directors to the Board of Directors for a term of three years.

Martin F. Kahn	FOR:	49,142,046	WITHHELD:	2,269,714
Charles W. Stryker	FOR:	49,132,365	WITHHELD:	2,279,395
Dennis P. Walker	FOR:	48,213,656	WITHHELD:	3,198,104

2. Approved an amendment to the Company’s 1997 Stock Option Plan increasing the number of shares available for issuance under the plan by 3,000,000.

FOR:	28,198,473	AGAINST:	19,993,056	ABSTAIN:	62,015

ITEM 6.
EXHIBITS

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

infoUSA INC.
Date: May 10, 2005	/s/ Stormy Dean
Stormy Dean, Chief Accounting Officer
(principal accounting officer)

INDEX TO EXHIBITS

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith