Form 10-Q
period 2005-06-30
INFOUSA INC
filed 2005-08-09
CIK 879437

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
53,833,598 shares of Common Stock at August 3, 2005

infoUSA INC.

infoUSA INC.
FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2005
PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$8,714	$10,404
Marketable securities	4,785	3,049
Trade accounts receivable, net of allowances of $1,452 and $1,394, respectively	43,913	51,707
List brokerage trade accounts receivable	22,222	19,635
Deferred income taxes	1,775	—
Prepaid expenses	6,020	6,544
Deferred marketing costs	3,538	2,632

Total current assets	90,967	93,971

Property and equipment, net	46,225	42,537
Goodwill, net	303,219	298,708
Intangible assets, net	59,280	66,578
Other assets	11,273	7,642

	$510,964	$509,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,076	$34,134
Accounts payable	16,962	21,268
List brokerage trade accounts payable	17,660	15,427
Accrued payroll expenses	20,171	15,917
Accrued expenses	5,009	7,028
Income taxes payable	1,359	3,730
Deferred income taxes	—	170
Deferred revenue	55,000	53,034

Total current liabilities	146,237	150,708

Long-term debt, net of current portion	161,606	162,092
Deferred income taxes	21,060	23,460
Other liabilities	1,701	1,701

Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 53,817,433 shares issued and 53,532,590 outstanding at June 30, 2005 and 53,555,331 shares issued and 53,177,737 outstanding at December 31, 2004	134	134
Paid-in capital	108,998	106,669
Retained earnings	74,540	69,770
Treasury stock, at cost, 284,843 shares held at June 30, 2005 and 377,594 held at December 31, 2004	(1,749)	(2,311)
Notes receivable from officers	(337)	(334)
Accumulated other comprehensive loss	(1,226)	(2,453)

Total stockholders’ equity	180,360	171,475

	$510,964	$509,436

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2005	2004	2005	2004
	(UNAUDITED)		(UNAUDITED)
Net sales	$93,736	$83,794	$188,831	$164,605
Costs and expenses:
Database and production costs	26,945	24,823	52,973	48,684
Selling, general and administrative (excluding non-cash stock option compensation expense of $0 and $458 for the three months and $(289) and $640 for the six months ended June 30, 2005 and 2004, respectively)	46,123	40,021	90,521	80,200
Depreciation and amortization of operating assets	3,366	3,560	7,274	6,874
Amortization of intangible assets	4,469	3,616	8,873	7,062
Non-cash stock option compensation (benefit)	—	458	(289)	640
Litigation settlement charge	126	—	126	—
Restructuring charges	917	1,007	1,620	1,622
Acquisition costs	—	239	354	242

Total operating costs and expenses	81,946	73,724	161,452	145,324

Operating income	11,790	10,070	27,379	19,281
Other income (expense):
Investment income (loss)	1,074	(243)	2,394	(42)
Other charges	—	(2,079)	—	(2,223)
Interest expense	(2,979)	(1,761)	(5,718)	(3,975)

Income before income taxes	9,885	5,987	24,055	13,041
Income taxes	3,529	2,275	8,641	4,956

Net income	$6,356	$3,712	$15,414	$8,085

Basic earnings per share:
Basic earnings per share:	$0.12	$0.07	$0.29	$0.15

Weighted average shares outstanding:	54,021	52,540	53,859	52,440

Diluted earnings per share:
Diluted earnings per share:	$0.12	$0.07	$0.29	$0.15

Weighted average shares outstanding:	54,052	53,106	53,961	53,030

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	SIX MONTHS ENDED
	June 30,
	2005	2004
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,414	$8,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of operating assets	7,274	6,874
Amortization of intangible assets	8,873	7,062
Amortization of deferred financing costs	305	77
Deferred income taxes	(664)	(2,874)
Tax benefit related to employee stock options	—	762
Non-cash stock option compensation expense	(289)	640
Non-cash 401(k) contribution in common stock	1,029	812
(Gain) loss on sale of assets and marketable securities	(2,289)	79
Non-cash other charges	—	796
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	9,572	213
List brokerage trade accounts receivable	(2,604)	1,316
Prepaid expenses and other assets	(94)	(151)
Deferred marketing costs	(906)	2,417
Accounts payable	(4,708)	(2,766)
List brokerage trade accounts payable	2,242	(2,206)
Income taxes receivable and payable, net	(4,146)	1,089
Accrued expenses and other liabilities	4,192	3,991

Net cash provided by operating activities	33,201	26,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities	5,611	1,704
Purchase of marketable securities	(3,907)	(2,929)
Purchases of property and equipment	(3,044)	(2,491)
Acquisitions of businesses, net of cash acquired	(8,688)	(109,356)
Software and database development costs	(2,878)	(1,032)

Net cash (used in) investing activities	(12,906)	(114,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(39,309)	(179,649)
Proceeds of long-term debt	26,100	272,833
Deferred financing costs paid	(7)	(2,651)
Dividends paid	(10,646)	—
Proceeds from exercise of stock options	1,877	4,045

Net cash provided by (used in) financing activities	(21,985)	94,578

Net increase (decrease) in cash and cash equivalents	(1,690)	6,690
Cash and cash equivalents, beginning of period	10,404	2,686

Cash and cash equivalents, end of period	$8,714	$9,376

Supplemental cash flow information:
Interest paid	$5,795	$3,651

Income taxes paid	$12,580	$5,792

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In Thousands)
	2005	2004	2005	2004
Weighted average number of shares used in basic EPS	54,021	52,540	53,859	52,440
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	31	566	102	590

Weighted average number of shares outstanding used in diluted EPS	54,052	53,106	53,961	53,030

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
     The corporate activities group includes the compilation of our proprietary databases, such as 14 million businesses, 220 million consumers, 5.2 million new homeowners, 17 million new movers, 2.6 million new business formations and other databases. They also include the cost for database verification, administrative functions of the Company and other identified gains and losses.
     The Company accounts for property and equipment on a consolidated basis. The Company’s property and equipment is shared by the Company’s business segments. Depreciation expense is recorded in corporate activities.
     Goodwill, net of accumulated amortization for the Donnelley Group segment increased from $ 252.3 million at June 30, 2004 to $262.0 million at June 30, 2005. The increase in goodwill is primarily due to the acquisition of @Once in January 2005.
     The Company has changed the structure of its internal organization. Due to acquisition and realignment within the Company, one division has been moved from the Donnelley Group into the infoUSA group. In accordance with SFAS 131, disclosures about segments of an enterprise, the Company has restated the results by segment for the quarter and year to date ended June 30, 2004 according to the current internal structure.
     The Company has no intercompany sales or intercompany expense transactions. Accordingly, there are no adjustments necessary to eliminate amounts between the Company’s segments. The following table summarizes segment information:

	For The Three Months Ended June 30, 2005
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$34,698	$59,038	$—	$93,736
Litigation settlement	—	—	(126)	(126)
Restructuring charges	—	—	(917)	(917)
Operating income (loss)	10,243	24,462	(22,915)	11,790
Investment income	—	—	1,074	1,074
Interest expense	—	—	(2,979)	(2,979)
Income (loss) before income taxes	10,243	24,462	(24,820)	9,885
Goodwill, net of amortization	41,181	262,038	—	303,219

	For The Three Months Ended June 30, 2004
	InfoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$39,216	$44,578	$—	$83,794
Non-cash stock compensation	—	—	(458)	(458)
Restructuring charges	—	—	(1,007)	(1,007)
Acquisition costs	—	—	(239)	(239)
Operating income (loss)	13,607	18,854	(22,391)	10,070
Investment (loss)	—	—	(243)	(243)
Other charges	—	—	(2,079)	(2,079)
Interest expense	—	—	(1,761)	(1,761)
Income (loss) before income taxes	13,607	18,854	(26,474)	5,987
Goodwill, net of amortization	41,243	257,465	—	298,708

	For The Six Months Ended June 30, 2005
	InfoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$72,567	$116,264	$—	$188,831
Non-cash stock compensation	—	—	289	289
Litigation settlement	—	—	(126)	(126)
Restructuring charges	—	—	(1,620)	(1,620)
Acquisition costs	—	—	(354)	(354)
Operating income (loss)	22,490	47,481	(42,592)	27,379
Investment income	—	—	2,394	2,394
Interest expense	—	—	(5,718)	(5,718)
Income (loss) before income taxes	22,490	47,481	(45,916)	24,055
Goodwill, net of amortization	41,181	262,038	—	303,219

	For The Six Months Ended June 30, 2004
	InfoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$80,107	$84,498	$—	$164,605
Non-cash stock compensation	—	—	(640)	(640)
Restructuring charges	—	—	(1,622)	(1,622)
Acquisition costs	—	—	(242)	(242)
Operating income (loss)	26,231	39,284	(46,234)	19,281
Investment income	—	—	(42)	(42)
Other charges	—	—	(2,223)	(2,223)
Interest expense	—	—	(3,975)	(3,975)
Income (loss) before income taxes	26,231	39,284	(52,474)	13,041
Goodwill, net of amortization	41,243	257,465	—	298,708
4. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss), including the components of other comprehensive income (loss), are as follows:

	For The Three		For The Six
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net income	$6,356	$3,712	$15,414	$8,085
Other comprehensive income:
Unrealized gain from investments:
Unrealized gains (losses)	(809)	89	1,125	(190)
Related tax expense	291	(34)	(405)	72

Net	(518)	55	720	(118)

Foreign currency translation adjustments:
Unrealized gains	86	—	507	—
Related tax expense	(31)	—	(183)	—

Net	55	—	324	—

Total other comprehensive income (loss)	(463)	55	1,044	(118)

Comprehensive income	$5,893	$3,767	$16,458	$7,967

     The components of accumulated other comprehensive loss are as follows:

		Foreign		Accumulated
	Unrealized	Currency	Unrealized	Other
	Losses	Translation	Gains (Losses)	Comprehensive
	Pension plan	Adjustments	On Securities	Loss
	(in thousands)
Balance at June 30, 2005	$(1,055)	$(378)	$207	$(1,226)

Balance at December 31, 2004	$(1,055)	$(885)	$(513)	$(2,453)

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
     The total purchase price was $109.4 million, comprised of cash paid for the outstanding common stock of OneSource of $104.6 million, a merger agreement termination fee associated with the acquisition of $3.0 million and acquisition-related costs of $1.8 million. Additionally, the Company paid $2.2 million for bank financing fees associated with the transaction recorded as deferred financing costs. The purchase price for the acquisition has been allocated to current assets of $28.2 million, property and equipment of $5.6 million, other assets of $1.6 million, current liabilities of $17.6 million (including $13.7 million of deferred revenue), other liabilities of $15.8 million and goodwill and other intangibles of $105.7 million. Goodwill and other identified intangibles include: developed technology of $9.0 million (life of 5 years), Corptech database of $2.6 million (life of 3 years), customer lists of $16.3 million (life of 6 years), tradenames and trademarks of $3.5 million (life of 20 years) and goodwill of $74.3 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of OneSource have been included in the Company’s financial statements since the date of acquisition.
     In connection with the purchase price allocation for OneSource, the Company recorded deferred revenue of $13.7 million, which is less than the carrying value recorded by OneSource at the time of the acquisition. In accordance with EITF Issue 01-03 “Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree”, the Company recorded deferred revenue at the fair value of the assumed liability for fulfillment of customer obligations plus a normal profit margin.
     On June 4, 2004, the Company acquired all the issued and outstanding common stock of Edith Roman Associates, Inc., Database Direct, Inc. and E-Post Direct, Inc. (collectively “Edith Roman”), a provider of list brokerage and list management services, data processing services and email marketing services. The total purchase price was $13.9 million including acquisition costs of $0.3 million, of which, $6.6 million was payable in cash at closing, $0.3 million was paid April 14, 2005 for Edith Roman’s increased tax liability that was incurred for making section 338 (H)(10) election, and the remaining $6.7 million represented a note payable paid on June 30, 2005 for an adjustment for finalized working capital, net sales and other contingent items specified within the purchase agreement. The purchase price for the acquisition has been preliminarily allocated to current assets of $11.1 million, property and equipment of $0.5 million, current liabilities of $9.6 million, other liabilities of $0.5 million and goodwill of $12.1 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Edith Roman have been included in the Company’s financial statements since the date of acquisition.
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
     Assuming Triplex, OneSource, Edith Roman and @Once had been acquired on January 1, 2004 and included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and net income per share would have been as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
	(unaudited)
Net sales	$94,312	$97,557	$189,983	$198,603
Net income	$6,069	$(1,209)	$14,840	$971
Basic earnings per share	$0.11	$(0.02)	$0.28	$0.02
Diluted earnings per share	$0.11	$(0.02)	$0.28	$0.02
6. NON-CASH STOCK COMPENSATION EXPENSE
     At June 30, 2005, the Company has a nonqualified stock option plan. The Company applies the intrinsic value-based method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company’s pro forma net income and earnings per share would have been as indicated below had the fair value of all option grants been charged to salaries, wages, and benefits in accordance with SFAS No. 123, Accounting for Stock-Based Compensation:

	Three months ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except		(in thousands, except
	per share amounts)		per share amounts)
Net income, as reported	$6,356	$3,712	$15,414	$8,085
Less: Total stock-based employee compensation expense determined under fair value based method, net of taxes	127	620	296	1,285

Net income, pro forma	$6,229	$3,092	$15,118	$6,800

Earnings per share:
Basic — as reported	$0.12	$0.07	$0.29	$0.15

Basic — pro forma	$0.12	$0.06	$0.28	$0.13

Diluted — as reported	$0.12	$0.07	$0.29	$0.15

Diluted — pro forma	$0.12	$0.06	$0.28	$0.13

     The above pro forma results are not likely to be representative of the effects on reported net income for future years since options vest over several years and additional awards generally are made each year.
     The fair value of the weighted average of option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005: volatility of 52.12%, dividend yield of 1.69%, risk free interest rate of 3.96% and expected lives of 5 years.
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
     During 2002, the Company granted non-qualified stock options to non-employee consultants of the Company in connection with consulting agreements executed by the Company. The options vested evenly over four years and have a five-year life. The fair value of the option was estimated, as of the grant date, using the Black-Scholes option pricing model and is updated at each balance sheet date. As of April 2005, the options have fully vested, and as such, there was no non-cash compensation expense during the three months ended June 30, 2005. The consulting agreement with one of the consultants committed the Company to make cash payments of $400 thousand and $775 thousand in 2005 and 2004, respectively, to the consultant for services rendered. Expense of $58 thousand and $175 thousand for this consulting agreement was recorded during the three months ended June 30, 2005 and 2004, respectively.
7. RESTRUCTURING CHARGES
     During the three months ended June 30, 2005, the Company recorded restructuring charges of $917 thousand for involuntary employee separation costs (severance) due to workforce reductions for 57 employees in administration, order production and sales. As of June 30, 2005, an accrual of $1.1 million was included in the accompanying consolidated balance sheet for severance costs remaining to be paid and an accrual of $278 thousand was included for the restructuring of the Hill-Donnelly printing facilities. During the six months ended June 30, 2005, the Company recorded restructuring costs totaling $1.6 million which includes $1.3 million for 102 employees and $332 thousand for the restructuring of the Hill-Donnelly printing facilities for office space, equipment leases and raw material inventory.
     During the three months ended June 30, 2004, the Company recorded restructuring charges due to workforce reductions of $1.0 million. The charges included involuntary employee separation costs for 191 employees in administration, order production and sales. During the six months ended June 30, 2004, the Company recorded restructuring charges totaling $1.6 million for 287 employees.
     The following table summarizes activity related to the restructuring charges recorded by the Company, including the liability accrual balances:

	Beginning	Amounts	Amounts From	Amounts	Ending
	Accrual	Expensed	Acquisition	Paid	Accrual
	(In thousands)
Restructuring accrual	$629	$1,619	$96	$993	$1,351

8. GOODWILL AND INTANGIBLE ASSETS
     Intangible assets consist of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Goodwill	$362,231	$357,720
Less accumulated amortization	59,012	59,012

Goodwill, net	$303,219	$298,708

Intangible assets:
Non-compete agreements	13,534	13,534
Core technology	13,753	13,753
Customer base	24,663	24,663
Trade names	19,259	19,259
Purchased data processing software	73,478	73,478
Acquired database costs	21,591	21,591
Perpetual software license agreement, net	1,733	2,133
Software development costs, net	7,025	5,983
Database development costs, net	1,228	461
Deferred financing costs	11,130	11,123

	187,394	185,978
Less accumulated amortization	128,114	119,400

Intangible assets, net	$59,280	$66,578

9. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Property and equipment	$145,537	$135,789
Less accumulated depreciation	99,312	93,252

	$46,225	$42,537

10. RELATED PARTY TRANSACTIONS
     In June 2005, the Company entered into a long-term lease with a lender for ownership of a boat previously leased by Annapurna from the same lender for a total seven year commitment of $2.2 million. Annapurna is 100% owned by Mr. Gupta, the Company’s Chairman and Chief Executive Officer.
     In February 2005, the Company purchased from NetJets fractional ownership interest in one airplane at a total cost of $2.6 million. The fractional ownership interest in the airplane was previously owned by Mr. Gupta, who sold it to NetJets at the same time the Company made the purchase of the aircraft.
     During the second quarter and year to date 2005, the Company paid Annapurna Corporation a total of $119 thousand and $297 thousand, respectively, primarily for the business use of the aircraft before it was sold to the Company.

11. SUBSEQUENT EVENT
In July 2005, a lawsuit that arose from the Company’s acquisition of Database America Companies in February 1997 was concluded. The lawsuit was commenced in 1998 by certain former employees of Database America who sought enforcement of employee termination agreements with Database America. The Company, in addition to defending the claims brought by the employees, sought indemnification from Paul Goldner, the former owner of Database America, for any amounts the Company was required to pay to such employees, pursuant to indemnification provisions of the purchase agreement with Mr. Goldner. In July 2005, a final judgment in favor of the employees was entered against the Company, as purchaser of Database America, in the amount of $1.56 million, and concurrently a final judgment in favor of the Company was entered against Mr. Goldner in the same amount. The judgment against the Company is payable in six installments, with the first payment made in July 2005 and the final payment to be made in June 2006. The Company is taking action to collect its judgment against Mr. Goldner. The Company does not believe that the conclusion of this lawsuit will have a material effect on its financial condition or results of operations.

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
GENERAL
Recent Significant Development
     On June 13, 2005, infoUSA Inc. announced that it had received a proposal from an affiliate of Vinod Gupta, infoUSA’s Chairman and CEO, to acquire all of the shares of common stock of infoUSA not owned by Mr. Gupta at a cash purchase price of $11.75 per share. As of June 13, 2005, Mr. Gupta held approximately 38% of the outstanding common stock of the Company. The Company’s Board of Directors subsequently formed a special committee of independent directors to review Mr. Gupta’s proposal and potential alternatives. The special committee has engaged Fried, Frank, Harris, Shriver & Jacobson LLP as its legal advisor and Lazard Frères & Co. LLC as its financial advisor to assist it in its review.
Company Profile
     infoUSA Inc. (the “Company” or “infoUSA” or “we”) is the leading provider of sales leads and databases to millions of businesses in order for them to find new prospects and grow their sales. infoUSA compiles and updates over 15 databases under one roof in Omaha, Nebraska. Our customers include salespeople, small office/home office (“SOHO”) entrepreneurs, small and medium businesses, and Fortune 2000 corporations. Our database is also part of major directory assistance search firms like Yahoo!, Google, AOL, and in-car navigation companies. Most cars with GPS devices today use infoUSA databases because of the high accuracy of our business database. Databases compiled and continually updated are as follows:

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
Sales Genie, Credit.Net, SalesLeadsUSA . . . Subscription Model
     In the past, infoUSA sold sales leads and mailing lists on an “as needed” basis. We realized that our customers need this information every day. We developed an Internet based service called “Sales Genie” for the small business & SOHO market. This is an Internet based database delivery service. All of our databases can be accessed on an unlimited basis for a flat price of $250 per month. Sales Genie has a built-in contact management software and mapping ability. Currently, a small business can get all the sales leads and mailing lists for only $250 per month per user. For additional users the charge is based on a tiered-pricing structure. This subscription product is designed for approximately 3.5 million small businesses.
     We have also developed “SalesLeadsUSA” for single-owner businesses, contractors, and sales executives. There are 10 million plus prospects in this group. Currently, this service offers 4 databases with limited search criteria but still offers customers unlimited sales leads and mailing lists for $100 per month per user, i.e., $1200 per year. This service also has contact management software.
     The Company also launched an unlimited business credit report service called Credit.Net in the first quarter of 2004. Currently, a customer can obtain unlimited business credit reports for only $75 per month.
     Two of our directory divisions, Polk City Directories & Hill-Donnelly Directories, currently offer bundled subscription packages for $100 per month per user. These bundled packages include printed directory on a customer’s immediate region, DVD on the entire state, and Internet access for all of the U.S.
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
     We have grown through more than 20 strategic acquisitions in the last ten years. These acquisitions have enabled us to acquire the requisite critical mass to compete over the long term in the direct marketing industry. During 2004, we acquired three companies that opened up brand new distribution channels for our products and applications. Triplex increased our presence in the non-profit sector by providing data processing services and our proprietary content to their fast growing customer base. Edith Roman gave us the premier access to the publishing industry for their list brokerage and list management needs. OneSource brought a compelling application to our business that is increasingly embedded in customer relationship management systems of Global 2000 corporations. These corporations use the OneSource application to access deep information on executives of the world’s 1.2 million largest companies.
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

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	100%	100%	100%	100%
Costs and expenses:
Database and production costs	28	30	28	30
Selling, general and administrative	49	48	48	49
Depreciation	4	4	4	4
Amortization	5	4	5	4
Non-cash stock compensation expense	—	1	—	—
Litigation settlement charge	—	—	—	—
Restructuring charges	1	1	1	1
Acquisition costs	—	—	—	—

Total costs and expenses	87	88	86	88

Operating income	13	12	14	12
Other expense, net	(1)	(5)	(1)	(4)

Income before income taxes	12	7	13	8
Income taxes	5	3	5	3

Net income	7%	4%	8%	5%

     OTHER DATA:

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in thousands)		(in thousands)
SALES BY SEGMENT:
infoUSA Group	$34,698	$39,216	$72,567	$80,107
Donnelley Group	59,038	44,578	116,264	84,498

Total	$93,736	$83,794	$188,831	$164,605

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
infoUSA Group	37%	47%	38%	49%
Donnelley Group	63	53	62	51

Total	100%	100%	100%	100%

Net sales
     Net sales for the quarter ended June 30, 2005 were $93.7 million, an increase of 12% from $83.8 million for the same period in 2004. Net sales of the infoUSA Group segment for the quarter ended June 30, 2005 were $34.7 million, an 11% decrease from $39.2 million for the same period in 2004. The decrease in net sales is principally due to the deferral of revenue totaling $1.5 million during the quarter ended June 30, 2005, which were related to the sale of subscription products. The infoUSA Group segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet.
     Net sales of the Donnelley Group segment for the quarter ended June 30, 2005 were $59.0 million, a 32% increase from $44.6 million for the same period in 2004. The increase was principally due to the acquisition of Edith Roman and OneSource in June 2004. The Donnelley Group segment principally engages in the selling of data processing services, licensed databases, database marketing solutions, e-mail marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services.

Database and production costs
     Database and production costs for the quarter ended June 30, 2005 were $27.0 million, or 29% of net sales, compared to $24.8 million, or 30% of net sales for the same period in 2004. The increase in database and production costs principally relates to the acquisitions of Edith Roman and OneSource in June 2004. The reduction of the cost as a percentage of revenue is due to successful integration of the previously mentioned acquisitions into the Company.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the quarter ended June 30, 2005 were $46.1 million, or 49% of net sales, compared to $40.0 million, or 48% of net sales for the same period in 2004. The increase in selling, general and administrative expenses principally relates to the acquisitions of Edith Roman, OneSource, and @Once.
Depreciation expense
     Depreciation expense for the quarter ended June 30, 2005 totaled $3.4 million, or 4% of net sales, compared to $3.6 million, or 4% of net sales for the same period in 2004.
Amortization expense
     Amortization expense for the quarter ended June 30, 2005 totaled $4.5 million, or 5% of net sales, compared to $3.6 million, or 4% of net sales for the same period in 2004. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. SFAS No. 142 requires the Company to complete an annual impairment test on goodwill and other intangible assets with an indefinite life rather than record amortization expense on those assets. The Company completed impairment tests as of October 31, 2004, as required by SFAS 142, and established that no impairment exists.
Non-cash stock compensation expense
     Non-cash stock compensation expense was $0 during the quarter ended June 30, 2005, compared to a charge of $458 thousand for the same period in 2004. The Non-cash stock compensation expense is related to non-employee consulting agreements executed in previous years. As of April 2005, the Company will not incur additional non-cash compensation expense for the consultant options as the vesting periods and/or service periods have terminated.
Restructuring costs
     The Company recorded restructuring charges during the quarters ended June 30, 2005 and 2004 of $0.9 million and $1.0 million, respectively, related to workforce reductions as a part of the Company’s continuing strategy to reduce unnecessary costs and focus on core operations and the restructuring of the Hill-Donnelly print operations. The workforce reduction charges included involuntary employee separation costs during 2005 and 2004 for approximately 57 and 191 employees, respectively.
Acquisition costs
     The Company did not have integration-related costs during the quarter ended June 30, 2005 compared to costs of $239 thousand during the same period in 2004. The acquisition costs include costs related to unsuccessful acquisition efforts and integration related costs including general and administrative costs, information system conversion costs and other direct integration-related charges. These costs were not directly related to the recent acquisition of various companies and therefore could not be capitalized.
Operating income
     Including the factors previously described, the Company had operating income of $11.8 million, or 13% of net sales during the quarter ended June 30, 2005, compared to operating income of $10.1 million, or 12% of net sales for the same period in 2004. The increase in operating income as a percentage of net sales is a result of the following items: 1) the Company’s diligent approach to being more efficient in its operations and 2) the successful integration of Triplex, Edith Roman, OneSource and @Once into the Company’s structure.

     Operating income for the infoUSA Group segment for the quarter ended June 30, 2005 was $10.2 million, or 30% of net sales, as compared to $13.6 million, or 35% of net sales for the same period in 2004. The decrease in operating income as a percentage of net sales is principally due to the reduction in sales compared to last year.
     Operating income for the Donnelley Group segment for the quarter ended June 30, 2005 was $24.5 million, or 41% of net sales, as compared to $18.9 million, or 42% of net sales for the same period in 2004. The decrease in operating income as a percentage of net sales is principally due to weakness in the Donnelley Marketing unit.
Other income (expense), net
     Other expense, net was $(1.9) million, or 1% of net sales, and $(4.1) million, or 5% of net sales, for the quarters ended June 30, 2005 and 2004, respectively. Other income or (expense), net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating expense of the Company.
     Interest expense was $3.0 million and $1.8 million for the quarters ended June 30, 2005 and 2004, respectively. The increase is principally due to an additional term loan financed in June 2004 which was principally related to the acquisition of OneSource. Investment income (loss) was $1.1 million and $(0.2) million, for the quarters ended June 30, 2005 and 2004, respectively.
Income taxes
     A provision for income taxes of $3.5 million and $2.3 million was recorded during the quarters ended June 30, 2005 and 2004, respectively. The effective income tax rate decreased from 38% to 36% for the six months ended June 30, 2005, due to the following factors: state income tax planning, Section 199 related to manufacturing deduction and dividends paid to the ESOP plans.
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
     The Credit Facility provides for grid-based interest pricing based upon the Company’s consolidated total leverage ratio and ranges from base rate plus 1.00% to 1.75% for base rate loans and LIBOR plus 2.00% to 2.75% for use of the revolving credit facility. The term loans’ interest rates range from base rate plus 1.50% to 2.00% or LIBOR plus 2.50% to 3.00%. Substantially all of the assets of the Company are pledged as security under the terms of the Credit Facility. At June 30, 2005, the Term A loan had a balance of $93.8 million, bearing an interest rate of 5.61%, the Term B loan had a balance of $69.2 million, bearing an interest rate of 5.86%, and $43.0 million was available under the revolving credit facility.
     The Company is subject to certain financial covenants in the Credit Facility, including minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on EBITDA (“Earnings before interest expense, income taxes, depreciation and amortization”), as adjusted, providing for adjustments to EBITDA for certain agreed upon items including investment income (loss), other charges (gains), asset impairments, non-cash stock compensation expense and other items defined within the Credit Facility. The Company was in compliance with all restrictive covenants of the Credit Facility as of June 30, 2005.
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

Selected Consolidated Statements of Cash Flows Information
     As of June 30, 2005, the Company’s principal sources of liquidity included $43.0 million available under the Credit Facility. As of June 30, 2005, the Company had a working capital deficit of $55.3 million.
     Net cash provided by operating activities during the six months ended June 30, 2005 totaled $33.2 million compared to $26.2 million for the same period in 2004.
     During the six months ended June 30, 2005, the Company spent $3.0 million for additions of property and equipment and $2.9 million related to software and database development costs, compared to $2.5 million and $1.0 million, respectively during the same period in 2004.
     During the six months ended June 30, 2005, the Company spent $8.7 million related to business acquisitions, of which $8.1 million was for the acquisition of @Once in January, 2005.
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
Selected Consolidated Balance Sheet Information
     Trade accounts receivable decreased to $43.9 million at June 30, 2005 from $51.7 million at December 31, 2004. The days sales outstanding (“DSO”) ratio for the quarter ended June 30, 2005 was 48 days compared to 45 days for the same period in 2004.
     Deferred marketing costs increased to $3.5 million at June 30, 2005 from $2.6 million at December 31, 2004. The increase is the direct result of the Company’s increased spending during the quarter ended June 30, 2005 from the level of spending incurred during the latter half of 2004 on direct marketing costs that are subject to deferral and amortization.
     Selected other balance sheet accounts, including list brokerage trade accounts receivable, prepaid expenses, list brokerage trade accounts payable, accounts payable, accrued expenses and accrued payroll expenses, increased (decreased) moderately at June 30, 2005 from their respective account balances at December 31, 2004. The increases, (decreases) in these account balances is due to the acquisition of certain companies during 2004 and 2005 and payment timing differences related to various general operating expenses.
     Deferred revenue increased to $55.0 million at June 30, 2005 from $53.0 million at December 31, 2004.
     The current portion of long-term debt decreased to $30.1 million at June 30, 2005 from $34.1 million at December 31, 2004, primarily due to the remaining purchase price payment made in June, 2005 for the Edith Roman acquisition of $6.7 million, which was offset by an increase in the Wells Fargo Term Loan A current portion by $1.3 million and addition of capital lease’s current portion by $1.4 million.
     The Company’s long-term debt, net of current portion decreased to $161.6 million at June 30, 2005 from $162.1 million at December 31, 2004.
Off-Balance Sheet Arrangements
     Other than rents associated with facility leasing arrangements, the Company does not engage in off-balance sheet financing activities.
Accounting Standards
     In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based Payments. SFAS 123(R) eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission (SEC) adopted a rule amending the compliance dates SFAS No. 123(R). Under the new SEC rule, the provisions of the revised statement are to be applied prospectively by the company for awards that are granted, modified, or settled in the first fiscal year beginning after June 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS 123 (as originally issued) for either recognition or pro forma disclosures. When the Company adopts the standard on January 1, 2006, it will be required to report in its financial statements the share-based compensation expense for reporting periods in 2006. As of June 30, 2005, management believes that adopting the new statement will have a negative impact of approximately one cent per share for the year ending December 31, 2006, representing the expense to be recognized for the unvested portion of awards which were granted prior to June 30, 2005, and cannot predict the earnings impact of awards that may be granted after that date.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS No. 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of June 30, 2005, management believes that SFAS No. 153 will have no significant effect on the financial position, results of operations, and cash flows of the Company.
Inflation
     We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening economic condition.
Factors That May Affect Operating Results
     There can be no assurance that a transaction will result from the proposal we received from an affiliate of Vinod Gupta. Our management may spend a significant amount of time and resources evaluating and pursuing strategic options.
     On June 13, 2005, we announced that we had received a proposal from an affiliate of Vinod Gupta, infoUSA’s Chairman and CEO, to acquire all of the shares of common stock of infoUSA not owned by Mr. Gupta. Our Board of Directors has formed a special committee to review Mr. Gupta’s proposal and potential alternatives. There can be no assurance that any agreement on financial and other terms satisfactory to the special committee will result from the special committee’s evaluation of Mr. Gupta’s proposal or that any transaction with Mr. Gupta or any other party will ultimately be completed. Failure to complete a transaction could have a negative impact on our stock price to the extent the current market price reflects a market assumption that a transaction will be completed. In addition, our management may spend a significant amount of time and resources evaluating and pursuing strategic options, which may adversely affect our operating results and financial condition.
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
     As of June 30, 2005, we had total indebtedness of approximately $191.7 million. Substantially all of our assets are pledged as security under the terms of the Credit Facility.
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
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company has identified interest rate risk as the Company’s primary market risk exposure. The Company is exposed to significant future earnings and cash flow exposures from significant changes in interest rates as nearly all of the Company’s debt is at variable rates. If necessary, the Company could refinance the Company’s debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, a 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of $2.2 million. At June 30, 2005, the fair value of the Company’s long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At June 30, 2005, the Company had long-term debt with a carrying value of $191.7 million and estimated fair value of the same. The Company has no significant operations subject to risks of foreign currency fluctuations.
ITEM 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended June 30, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2005 there were material weaknesses in the Company’s disclosure controls and procedures related to lack of specialized accounting personnel and accounting for impairments in investments. As discussed in the Company’s Form 10-K filing for the fiscal year ended December 31, 2004, our management, with the oversight of the Audit Committee, has devoted considerable effort to remediate the material weaknesses identified, and has made improvements in our internal controls over financial reporting to address these weaknesses. The Company is taking the following steps to remediate these weaknesses:
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

(b) Changes in internal controls over financial reporting
     During the quarter ended June 30, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, other than the steps taken by the Company to remediate the weaknesses described above.

infoUSA INC.
FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2005
PART II
OTHER INFORMATION
ITEM 1.
LEGAL PROCEEDINGS
     infoUSA Inc. and its directors were named as defendants in two purported class action lawsuits filed in the District Court of Douglas County, Nebraska, entitled Eileen Tyrrell vs. infoUSA, Inc., et al. (filed in June 2005) and Robert Bartow vs. infoUSA, Inc., et al. (filed in July 2005). The complaints allege, among other things, that the defendants breached their fiduciary duties to the stockholders of the Company in connection with Vinod Gupta’s proposal to acquire the outstanding common stock of the Company not held by Mr. Gupta. The complaints seek the certification of a class of the Company’s stockholders, preliminary and permanent injunctive relief prohibiting the defendants from proceeding with Mr. Gupta’s proposal, an accounting or compensatory damages, attorneys’ fees and costs, and other relief. The outcome of these actions cannot be predicted at this time.
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

infoUSA INC.

Date: August 9, 2005	/s/ Alan Heckart

Alan Heckart, Controller
(principal accounting officer)

INDEX TO EXHIBITS

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith