Form 10-Q
period 2005-09-30
INFOUSA INC
filed 2005-11-09
CIK 879437

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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
Yes  ☑  No  ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
53,898,532 shares of Common Stock at November 4, 2005

infoUSA INC.

infoUSA INC.
FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2005
PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$7,203	$10,404
Marketable securities	2,314	3,049
Trade accounts receivable, net of allowances of $1,686 and $1,394, respectively	40,236	51,707
List brokerage trade accounts receivable	25,028	19,635
Deferred income taxes	2,461	—
Prepaid expenses	5,146	6,544
Deferred marketing costs	2,780	2,632

Total current assets	85,168	93,971

Property and equipment, net	46,370	42,537
Goodwill, net	303,221	298,708
Intangible assets, net	55,445	66,578
Other assets	13,147	7,642

	$503,351	$509,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,130	$34,134
Accounts payable	13,354	21,268
List brokerage trade accounts payable	19,383	15,427
Accrued payroll expenses	18,637	15,917
Accrued expenses	6,874	7,028
Income taxes payable	4,639	3,730
Deferred income taxes	—	170
Deferred revenue	51,510	53,034

Total current liabilities	144,527	150,708

Long-term debt, net of current portion	148,149	162,092
Deferred income taxes	19,534	23,460
Other liabilities	1,701	1,701

Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 53,898,532 shares issued and 53,648,767 outstanding at September 30, 2005 and 53,555,331 shares issued and 53,177,737 outstanding at December 31, 2004	135	134
Paid-in capital	110,009	106,669
Retained earnings	82,629	69,770
Treasury stock, at cost, 249,765 shares held at September 30, 2005 and 377,594 held at December 31, 2004	(1,536)	(2,311)
Notes receivable from officers	(341)	(334)
Accumulated other comprehensive loss	(1,456)	(2,453)

Total stockholders’ equity	189,440	171,475

	$503,351	$509,436

The accompanying notes are an integral part of the consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2005	2004	2005	2004
	(UNAUDITED)		(UNAUDITED)
Net sales	$95,536	$90,172	$284,367	$254,777
Costs and expenses:
Database and production costs	26,381	27,634	79,354	76,318
Selling, general and administrative (excluding non-cash stock option compensation expense of $0 and $(45) for the three months and $(289) and $595 for the nine months ended September 30, 2005 and 2004, respectively)	45,094	43,046	135,615	123,246
Depreciation and amortization of operating assets	2,717	3,523	9,991	10,397
Amortization of intangible assets	4,596	4,409	13,469	11,471
Non-cash stock option compensation expense (benefit)	—	(45)	(289)	595
Litigation settlement charges	605	—	731	—
Restructuring charges	929	766	2,549	2,388
Acquisition costs	—	79	354	321

Total operating costs and expenses	80,322	79,412	241,774	224,736

Operating income	15,214	10,760	42,593	30,041
Other income (expense):
Investment income (loss)	400	(177)	2,794	(219)
Other income (charges)	56	—	56	(2,223)
Interest expense	(3,003)	(2,447)	(8,721)	(6,422)

Income before income taxes	12,667	8,136	36,722	21,177
Income taxes	4,578	3,091	13,219	8,047

Net income	$8,089	$5,045	$23,503	$13,130

Basic earnings per share:
Basic earnings per share:	$0.15	$0.10	$0.44	$0.25

Weighted average shares outstanding:	54,132	53,005	53,878	52,630

Diluted earnings per share:
Diluted earnings per share:	$0.15	$0.10	$0.44	$0.25

Weighted average shares outstanding:	54,169	53,317	54,029	53,123

The accompanying notes are an integral part of the consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	NINE MONTHS ENDED
	September 30,
	2005	2004
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,503	$13,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	9,991	10,397
Amortization of intangible assets	13,469	11,471
Amortization of deferred financing costs	432	203
Deferred income taxes	(1,976)	723
Tax benefit related to employee stock options	—	762
Non-cash stock option compensation expense (benefit)	(289)	595
Non-cash 401(k) contribution in common stock	1,427	1,146
(Gain) loss on sale of assets and marketable securities	(2,626)	275
Non-cash other charges	—	796
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	13,478	3,846
List brokerage trade accounts receivable	(5,410)	1,268
Prepaid expenses and other assets	(1,093)	(960)
Deferred marketing costs	(148)	2,836
Accounts payable	(8,031)	(4,311)
List brokerage trade accounts payable	3,965	(880)
Income taxes receivable and payable, net	(1,552)	261
Accrued expenses and other liabilities	1,038	4,233

Net cash provided by operating activities	46,178	45,791

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities	8,161	2,508
Purchase of marketable securities	(4,244)	(3,948)
Purchases of property and equipment	(4,110)	(3,721)
Acquisitions of businesses, net of cash acquired	(8,778)	(109,766)
Software and database development costs	(4,131)	(1,894)

Net cash used in investing activities	(13,102)	(116,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(54,293)	(195,613)
Proceeds of long-term debt	26,278	272,833
Deferred financing costs paid	(7)	(2,902)
Dividends paid	(10,646)	—
Proceeds from exercise of stock options	2,391	4,127

Net cash provided by (used in) financing activities	(36,277)	78,445

Net increase (decrease) in cash and cash equivalents	(3,201)	7,415
Cash and cash equivalents, beginning of period	10,404	2,686

Cash and cash equivalents, end of period	$7,203	$10,101

Supplemental cash flow information:
Interest paid	$8,670	$6,208

Income taxes paid	$16,030	$6,053

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In thousands)
	2005	2004	2005	2004
Weighted average number of shares used in basic EPS	54,132	53,005	53,878	52,630
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	37	312	151	493

Weighted average number of shares outstanding used in diluted EPS	54,169	53,317	54,029	53,123

3. SEGMENT INFORMATION
     The Company currently reports financial information on two business segments.
     The infoUSA Group (formerly known as the Small Business segment) uses the internet as the primary vehicle to license its sales leads, mailing lists, databases, and other database marketing services to small and medium size businesses, entrepreneurs, professionals, and sales executives.
     The Donnelley Group (formerly known as the Large Business segment) provides e-mail marketing services, licensing of the infoUSA database, direct marketing services, database marketing services, and list brokerage and list management services to large businesses, i.e. businesses with 1,000 or more employees.
     The infoUSA Group and Donnelley Group reflect actual net sales, order production costs, identifiable direct sales and marketing costs. The remaining indirect costs are presented as a consolidating item in corporate activities.
     The Corporate Activities Group includes the compilation and constant updating of our proprietary databases, such as 15 million businesses, 183 million consumers, 3.1 million new homeowners, 14 million new movers, 2.6 million new business formations and other databases. They also include the cost for database verification, administrative functions of the Company and other identified gains and losses.
     The Company accounts for property and equipment on a consolidated basis. The Company’s property and equipment is shared by the Company’s business segments. Depreciation expense is recorded in corporate activities.
     Goodwill, net of accumulated amortization for the Donnelley Group segment increased from $258.3 million at September 30, 2004 to $262.1 million at September 30, 2005. The increase in goodwill is primarily due to the acquisition of @Once in January 2005.
     The Company has changed the structure of its internal organization. Due to acquisition and realignment within the Company, one division has been moved from the Donnelley Group into the infoUSA Group in January, 2005. In accordance with SFAS 131, disclosures about segments of an enterprise, the Company has restated the results by segment for the quarter and year to date ended September 30, 2004 according to the current internal structure.
     The Company has no intercompany sales or intercompany expense transactions. Accordingly, there are no adjustments necessary to eliminate amounts between the Company’s segments. The following table summarizes segment information:

	For The Three Months Ended September 30, 2005
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
		(In thousands)
Net sales	$35,312	$60,224	$—	$95,536
Litigation settlement	—	—	(605)	(605)
Restructuring charges	—	—	(929)	(929)
Operating income (loss)	12,920	26,585	(24,291)	15,214
Investment income	—	—	400	400
Other income	—	—	56	56
Interest expense	—	—	(3,003)	(3,003)
Income (loss) before income taxes	12,920	26,585	(26,838)	12,667
Goodwill, net of amortization	41,155	262,066	—	303,221

	For The Three Months Ended September 30, 2004
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
		(In thousands)
Net sales	$34,174	$55,998	$—	$90,172
Non-cash stock compensation benefit	—	—	45	45
Restructuring charges	—	—	(766)	(766)
Acquisition costs	—	—	(79)	(79)
Operating income (loss)	9,933	21,791	(20,964)	10,760
Investment (loss)	—	—	(177)	(177)
Interest expense	—	—	(2,447)	(2,447)
Income (loss) before income taxes	9,933	21,791	(23,588)	8,136
Goodwill, net of amortization	41,153	258,328	—	299,481

	For The Nine Months Ended September 30, 2005
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
		(In thousands)
Net sales	$107,879	$176,488	$—	$284,367
Non-cash stock compensation benefit	—	—	289	289
Litigation settlement	—	—	(731)	(731)
Restructuring charges	—	—	(2,549)	(2,549)
Acquisition costs	—	—	(354)	(354)
Operating income (loss)	35,333	74,274	(67,014)	42,593
Investment income	—	—	2,794	2,794
Other income	—	—	56	56
Interest expense	—	—	(8,721)	(8,721)
Income (loss) before income taxes	35,333	74,274	(72,885)	36,722
Goodwill, net of amortization	41,155	262,066	—	303,221

	For The Nine Months Ended September 30, 2004
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$114,282	$140,495	$—	$254,777
Non-cash stock compensation expense	—	—	(595)	(595)
Restructuring charges	—	—	(2,388)	(2,388)
Acquisition costs	—	—	(321)	(321)
Operating income (loss)	36,164	61,076	(67,199)	30,041
Investment (loss)	—	—	(219)	(219)
Other charges	—	—	(2,223)	(2,223)
Interest expense	—	—	(6,422)	(6,422)
Income (loss) before income taxes	36,164	61,076	(76,063)	21,177
Goodwill, net of amortization	41,153	258,328	—	299,481
4. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss), including the components of other comprehensive income (loss), are as follows:

	For The Three		For The Nine
	Months Ended		Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net income	$8,089	$5,045	$23,503	$13,130
Other comprehensive income:
Unrealized gain (loss) from investments:
Unrealized gains (losses)	(594)	(655)	531	(845)
Related tax benefit (expense)	214	249	(191)	321

Net	(380)	(406)	340	(524)

Foreign currency translation adjustments:
Unrealized gains (losses)	22	(36)	528	(36)
Related tax expense	(8)	–-	(190)	–-

Net	14	(36)	338	(36)

Total other comprehensive income (loss)	(366)	(442)	678	(560)

Comprehensive income	$7,723	$4,603	$24,181	$12,570

     The components of accumulated other comprehensive loss are as follows:

		Foreign		Accumulated
	Unrealized	Currency	Unrealized	Other
	Losses	Translation	Gains (Losses)	Comprehensive
	Pension plan	Adjustments	On Securities	Loss
	(in thousands)
Balance at September 30, 2005	$(1,055)	$(228)	$(173)	$(1,456)

Balance at December 31, 2004	$(1,055)	$(885)	$(513)	$(2,453)

5. ACQUISITIONS
     On January 31, 2005, the Company acquired @Once, a retention based email technology company. The total purchase price was $8.1 million, of which $7 million was paid at closing and $1.1 million was paid on March 29, 2005 after final calculation for working capital. The purchase price for the acquisition has been primarily allocated to current assets of $1.5 million, property and equipment of $0.7 million, current liabilities of $0.5 million, and goodwill of $6.4 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of @Once have been included in the Company’s financial statements since the date of acquisition.
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
     On June 4, 2004, the Company acquired all the issued and outstanding common stock of Edith Roman Associates, Inc., Database Direct, Inc. and E-Post Direct, Inc. (collectively “Edith Roman”), a provider of list brokerage and list management services, data processing services and email marketing services. The total purchase price was $13.9 million including acquisition costs of $0.3 million, of which, $6.6 million was payable in cash at closing, $0.3 million was paid April 14, 2005 for Edith Roman’s increased tax liability that was incurred for making section 338 (h)(10) election, and the remaining $6.7 million represented a note payable paid on June 30, 2005 for an adjustment for finalized working capital, net sales and other contingent items specified within the purchase agreement. The purchase price for the acquisition has been allocated to current assets of $11.1 million, property and equipment of $0.5 million, current liabilities of $9.6 million, other liabilities of $0.5 million and goodwill of $12.1 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Edith Roman have been included in the Company’s financial statements since the date of acquisition.
     On February 2, 2004, the Company acquired all the issued and outstanding common stock of Triplex Direct Marketing Corp. (“Triplex”), a provider of direct marketing and database marketing services to nonprofit and catalog customers. The total purchase price was $7.6 million including acquisition costs of $0.3 million, of which $6.1 million was payable in cash at closing and the remaining $1.2 million was paid on February 2, 2005. The purchase price for the acquisition has been allocated to current assets of $2.4 million, property and equipment of $0.7 million, current liabilities of $1.0 million, and goodwill of $5.2 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Triplex have been included in the Company’s financial statements since the date of acquisition.
     Assuming Triplex, OneSource, Edith Roman and @Once had been acquired on January 1, 2004 and included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and net income per share would have been as follows:

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
	(unaudited)
Net sales	$95,536	$92,066	$284,943	$290,669
Net income	$8,089	$4,861	$23,216	$5,831
Basic earnings per share	$0.15	$0.09	$0.43	$0.11
Diluted earnings per share	$0.15	$0.09	$0.43	$0.11
6. NON-CASH STOCK COMPENSATION EXPENSE
     At September 30, 2005, the Company has a nonqualified stock option plan. The Company applies the intrinsic value-based method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company’s pro forma net income and earnings per share would have been as indicated below had the fair value of all option grants been charged to salaries, wages, and benefits expense in accordance with SFAS No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except		(in thousands, except
	per share amounts)		per share amounts)
Net income, as reported	$8,089	$5,045	$23,503	$13,130
Less: Total stock-based employee compensation expense determined under fair value based method, net of taxes	96	584	392	1,869

Net income, pro forma	$7,993	$4,461	$23,111	$11,261

Earnings per share:
Basic — as reported	$0.15	$0.10	$0.44	$0.25

Basic — pro forma	$0.15	$0.08	$0.43	$0.21

Diluted — as reported	$0.15	$0.10	$0.44	$0.25

Diluted — pro forma	$0.15	$0.08	$0.43	$0.21

     The above pro forma results are not likely to be representative of the effects on reported net income for future years since options vest over several years and additional awards generally are made each year.
     Compensation cost for stock options and warrants granted to non-employees and vendors is measured based upon the fair value of the stock option or warrant granted. When the performance commitment of the non-employee or vendor is not complete as of the grant date, the Company estimates the total compensation cost using a fair value method at the end of each period. Generally, the final measurement of compensation cost occurs when the non-employee or vendor’s related performance commitment is complete. Changes, either increases or decreases, in the estimated fair value of the options between the date of the grant and the final vesting of the options result in a change in the measure of compensation cost for the stock options or warrants. Compensation cost is recognized as expense over the periods in which the benefit is received.
     During 2002, the Company granted non-qualified stock options to non-employee consultants of the Company in connection with consulting agreements executed by the Company. The options vested evenly over four years and have a five-year life. The fair value of the option was estimated, as of the grant date, using the Black-Scholes option pricing model and was updated at each balance sheet date. As of April 2005, the options have fully vested, and as such, there was no non-cash compensation expense during the three months ended September 30, 2005.
7. RESTRUCTURING CHARGES
     During the three months ended September 30, 2005, the Company recorded restructuring charges of $929 thousand. The charges included $927 thousand for involuntary employee separation costs (severance) due to workforce reductions for 41 employees in administration, order production and sales. As of September 30, 2005, an accrual of $1.2 million was included in the accompanying consolidated balance sheet for severance costs remaining to be paid and an accrual of $229 thousand was included for the restructuring of the Hill-Donnelly printing facilities. During the nine months ended September 30, 2005, the Company recorded restructuring costs totaling $2.5 million which includes $2.2 million for severance due to workforce reductions for 143 employees and $333 thousand for the restructuring of the Hill-Donnelly printing facilities for office space, equipment leases and raw material inventory.
     During the three months ended September 30, 2004, the Company recorded restructuring charges due to workforce reductions of $766 thousand. The charges included involuntary employee separation costs for 69 employees in administration, order production and sales. During the nine months ended September 30, 2004, the Company recorded restructuring charges totaling $2.4 million for severance for 356 employees. During the nine months ended September 30, 2004, the Company recorded $1.3 million of severance liabilities in conjunction with the acquisition of OneSource and Edith Roman in June 2004 that was included in the determination of purchase price for each of these acquisitions.
     The following table summarizes activity related to the restructuring charges recorded by the Company, including the liability accrual balances:

	Beginning	Amounts	Amounts From	Amounts	Ending
	Accrual	Expensed	Acquisition	Paid	Accrual
	(In thousands)
Restructuring accrual	$629	$2,549	$91	$1,795	$1,474

8. GOODWILL AND INTANGIBLE ASSETS
     Intangible assets consist of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Goodwill	$362,233	$357,720
Less accumulated amortization	59,012	59,012

Goodwill, net	$303,221	$298,708

Intangible assets:
Non-compete agreements	13,534	13,534
Core technology	13,753	13,753
Customer base	24,663	24,663
Trade names	19,259	19,259
Purchased data processing software	73,478	73,478
Acquired database costs	21,591	21,591
Perpetual software license agreement, net	1,533	2,133
Software development costs, net	7,191	5,983
Database development costs, net	1,758	461
Deferred financing costs	11,130	11,123

	187,890	185,978
Less accumulated amortization	132,445	119,400

Intangible assets, net	$55,445	$66,578

9. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Property and equipment	$147,803	$135,789
Less accumulated depreciation	101,433	93,252

	$46,370	$42,537

10. RELATED PARTY TRANSACTIONS
     During 2005, the Company paid Annapurna Corporation a total of $297 thousand, primarily for business aircraft usage. As of February, 2005, the Company purchased from Net Jets the fractional interest ownership of one airplane at a total cost of $2.6 million. The fractional interest in the airplane was previously owned by Annapurna and was subsequently purchased by the Company. Annapurna is 100% owned by Mr. Gupta, the Company’s Chairman and Chief Executive Officer.
     In June 2005, the Company entered into a long-term lease with a lender for ownership of a boat for a total seven year commitment of $2.2 million. The boat was previously leased by Annapurna. The Company reimbursed Annapurna for the business usage of the boat.
11. SUBSEQUENT EVENT
     On October 31, 2005, the Company acquired all the issued and outstanding common stock of Millard Group, Inc. a provider of list brokerage and list management services, insert media and market research and consulting services. The total purchase price was $12.4 million. The acquisition will be accounted for under the purchase method of accounting, and accordingly, the operating results of Millard Group, Inc. will be included in the Company’s financial statements going forward from the date of acquisition.

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
GENERAL
Recent Significant Development
     On June 13, 2005, infoUSA Inc. announced that it had received a proposal from an affiliate of Vinod Gupta, infoUSA’s Chairman and CEO, to acquire all of the shares of common stock of infoUSA not owned by Mr. Gupta at a cash purchase price of $11.75 per share. As of June 13, 2005, Mr. Gupta held approximately 38% of the outstanding common stock of the Company. The Company’s Board of Directors subsequently formed a special committee of independent directors to review Mr. Gupta’s proposal and potential alternatives. The special committee engaged Fried, Frank, Harris, Shriver & Jacobson LLP as its legal advisor and Lazard Frères & Co. LLC as its financial advisor to assist it in its review.
     On August 24, 2005, the special committee informed Mr. Gupta that, based upon the preliminary information reviewed by the committee, it did not intend to move forward with his proposal to take the Company private. Mr. Gupta then withdrew his proposal to purchase all of the outstanding publicly held shares of the Company.
     On August 26, 2005, in view of Mr. Gupta’s withdrawal of his proposal, the Company’s Board of Directors dissolved the special committee.
Company Profile
     infoUSA Inc. (the “Company” or “infoUSA” or “we”) uses the internet as its primary vehicle to be the leading provider of sales leads and databases to millions of businesses in order for them to find new prospects and grow their sales. infoUSA compiles and updates over 12 databases under one roof in Omaha, Nebraska. Our customers include salespeople, small office/home office (“SOHO”) entrepreneurs, small and medium businesses, and Fortune 2000 corporations. Our database is also part of major directory assistance search firms like Yahoo!, Google, AOL, and in-car navigation companies. Most cars with GPS devices today use infoUSA databases because of the high accuracy of our business database. Databases compiled and continually updated are as follows:

	Business Databases		Consumer Databases
•	15 Million U.S. and Canadian Businesses	•	183 Million Consumers

•	12.5 Million Executives and Professionals	•	115 Million Households

•	5.6 Million Small Business Owners	•	68 Million Homeowners

•	5 Million Business Addresses with Color Photos	•	14 Million New Movers Per Year

	Business Databases		Consumer Databases
•	2.6 Million Brand New Businesses	•	3.1 Million New Homeowners Per Year

•	3.6 Million Yellow page Advertisers

•	1.7 Million Bankruptcy Filers

•	900,000 Global Businesses and 2 Million Executives

•	600,000 Manufacturers

•	410,000 Big Businesses
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
     New initiatives in 2004 and 2005 include:
•	Migration of one time customers to Subscription based service called “Sales Genie.com”. See the following page for more description.

•	Unlimited access to 12 million credit reports on “Credit.net”. See the following page for more description.

•	Yellow Page Advertising Expense Report — The report will include all spending by small businesses for Yellow Page advertising. Yellow Page publishers and web advertising firms will be able to sort this information by many selects, including by individual business as well as by SIC code and any geographic region.

•	Business Address Photographs — The Company introduced the industry’s first pictures of storefronts with corresponding longitude and latitude coordinates to its Business Database. Important applications for this data include business credit reports/applications, directory assistance, wireless navigation devices and insurance appraisals/underwriting.
Sales & Marketing Strategy
     infoUSA has served over 4 million customers who have used our sales leads and mailing lists. They use our databases to find new customers and grow their sales which is why the logo of infoUSA bears the mark “Sales Solutions.”
     For our large clients, we distribute our databases and services through the Donnelley Group. Donnelley Marketing, the flagship company within the Donnelley Group, was acquired by infoUSA in 1999, and has been a leader in this space since 1917. The Donnelley Group has a sales force of over 200 account executives that contact Fortune 2000 companies. These clients have a sophisticated need for databases, database marketing, and e-mail marketing. Under the Donnelley Group, we have nine different companies that specialize in their own respective markets. These companies are Donnelley Marketing, Walter Karl, Edith Roman, Catalog Vision, Triplex, Yesmail, @Once, Value Added Reseller Group and OneSource. OneSource is the only company which has a true global database of 1.2 million businesses and 12.5 million executives by title. This database is used by multinational companies for market research, prospect development, and other modeling and research applications.
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
Sales Genie.com, Credit.net, SalesLeadsUSA . . . Subscription Model
     In the past, infoUSA sold sales leads and mailing lists on an “as needed” basis. We realized that our customers needed this information every day so we developed an Internet based service called “Sales Genie.com” for the small business & SOHO market. This is an Internet based database delivery service. All of our databases can be accessed on an unlimited basis for a flat price of $250 per month. Sales Genie.com has a built-in contact management software and mapping ability. Currently, a small business can get all the sales leads and mailing lists for only $250 per month per user. For additional users the charge is based on a tiered-pricing structure. This subscription product is designed for approximately 3.5 million small businesses.
     We have also developed “SalesLeadsUSA” for single-owner businesses, contractors, and sales executives. There are 10 million plus prospects in this group. Currently, this service offers 4 databases with limited search criteria but still offers customers unlimited sales leads and mailing lists for $100 per month per user, i.e., $1,200 per year. This service also has contact management software.
     The Company also launched an unlimited business credit report service called Credit.net in the first quarter of 2004. Currently, a customer can obtain unlimited business credit reports for only $100 per month.
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
Our Growth Strategy
     There are approximately 15 million businesses in the United States and Canada. All of these businesses are looking for cost effective solutions to find new customers and increase their sales. Our databases and applications enable these businesses to prospect for new customers and increase their sales.
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
     Delivery of information via the Internet is the preferred method by our customers. We are investing in Internet technology to develop subscription-based new customer development services for businesses. The Internet has opened up brand new markets for our database products that are increasingly used by our customers for multiple applications. We will continue to use the internet as the primary vehicle to provide new solutions to our existing customers and prospects. Starting in 2006 the Company will enhance its business database by increasing its data content for items such as credit cards accepted, web site URLs and Email addresses. These additions will provide the customer with enhanced convenient internet search and lookup tools.
     We have grown through more than 20 strategic acquisitions in the last ten years. These acquisitions have enabled us to acquire the requisite critical mass to compete over the long term in the direct marketing industry. During 2004, we acquired three companies that opened up brand new distribution channels for our products and applications. Triplex increased our presence in the non-profit sector by providing data processing services and our proprietary content to their fast growing customer base. Edith Roman gave us the premier access to the publishing industry for their list brokerage and list management needs. OneSource brought a compelling application to our business that is increasingly embedded in customer relationship management systems of Global 2000 corporations. These corporations use the OneSource application to access deep information on executives of the world’s 1.2 million largest companies. During 2005, we acquired @Once, which allowed the company to increase its presence in the retention based email marketing space. We will continue to use synergistic acquisitions to grow in the future. Most recently, we acquired the Millard Group, a leader in the list brokerage industry.

     As we have consolidated our position in the fastest growing segments of our industry, our goal now is to accelerate our momentum in the market for business intelligence information. Our subscription products, accessed 24/7 over the web by our customers, will be the critical impetus needed to achieve our desired organic revenue growth over the longer term.
Our International Growth Strategy
     The Company is now upgrading its international business databases by expanding its own compilation efforts. The Company has also partnered with hundreds of content providers around the world. Comprehensive database includes information on 1.1 million large public and private non-U.S. companies in approximately 170 countries. Not only is there more comprehensive coverage representing every country in the world, but there is also more depth to each company record. For example, there are over 2.2 million executives represented in its non-U.S. global database, which is constantly updated using 2,500 daily news sources to track changes like executive changes, mergers and acquisitions, and late breaking company news. The Company is also putting great emphasis on more comprehensive financial information and regulatory filings. Examples include SEC filings, annual reports, analyst and industry reports, and detailed corporate family structure.
     As the Company has enhanced its international databases, we are now aggressively going after high growth, emerging markets in Asia-Pacific, Western Europe, Australia, and South American regions. Using London as its international headquarters, the Company recently opened sales offices in Hong Kong, New Delhi, Sydney, and Singapore. The Company plans to open more sales locations in France, Germany, Italy, Scandinavia, China, Japan, South Korea, and South America. OneSource is currently the primary database application that will be offered in these international markets.
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to acquisitions.

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	100%	100%	100%	100%
Costs and expenses:
Database and production costs	27	31	27	30
Selling, general and administrative	47	48	48	48
Depreciation	3	4	4	4
Amortization	5	5	5	5
Non-cash stock compensation expense	—	—	—	—
Litigation settlement charge	1	—	—	—
Restructuring charges	1	1	1	1
Acquisition costs	—	—	—	—

Total costs and expenses	84	88	85	88

Operating income	16	12	15	12
Other expense, net	(3)	(3)	(2)	(3)

Income before income taxes	13	9	13	9
Income taxes	5	3	5	3

Net income	8%	6%	8%	6%

     OTHER DATA:

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(dollars in thousands)		(dollars in thousands)
SALES BY SEGMENT:
infoUSA Group	$35,312	$34,174	$107,879	$114,282
Donnelley Group	60,224	55,998	176,488	140,495

Total	$95,536	$90,172	$284,367	$254,777

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
infoUSA Group	37%	38%	38%	45%
Donnelley Group	63	62	62	55

Total	100%	100%	100%	100%

Net sales
     Net sales for the quarter ended September 30, 2005 were $95.5 million, an increase of 6% from $90.2 million for the same period in 2004. Net sales for the nine months ended September 30, 2005 were $284.4 million, an increase of 12% from $254.8 for the same period in 2004.
     Net sales of the infoUSA Group segment for the quarter ended September 30, 2005 were $35.3 million, a 3% increase from $34.2 million for the same period in 2004. The increase in net sales is principally due to the growth of the segment’s subscription revenues, as well as increased penetration into the state and local governments. Net sales of the infoUSA Group segment for the nine months ended September 30, 2005 were $107.9 million, a 6% decrease from $114.3 million for the same period in 2004. The decrease in sales is primarily due to change in the pricing structure for one of our divisions. The infoUSA Group segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. This segment also includes the sale of content via the Internet. Customers purchase our information as custom lists or on a subscription basis primarily from the internet.
     Net sales of the Donnelley Group segment for the quarter ended September 30, 2005 were $60.2 million, an 8% increase from $56.0 million for the same period in 2004. The increase was principally due to the acquisition of @Once in January 2005, as well as increased sales reported for OneSource as compared to the same quarter in 2004 because of non-recognizable deferred revenue for that time period as a result of acquisition accounting. Net sales of the Donnelley Group segment for the nine months ended September 30, 2005 were $176.5 million, a 26% increase from $140.5 for the same period in 2004. The increase was principally due to the acquisition of Edith Roman and OneSource in June 2004, and @Once in January 2005. The Donnelley Group segment principally engages in the selling of data processing services, licensed databases, database marketing solutions, e-mail marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services.
Database and production costs
     Database and production costs for the quarter ended September 30, 2005 were $26.4 million, or 27% of net sales, compared to $27.6 million, or 31% of net sales for the same period in 2004. The decrease in database and production costs principally relates to the efficient implementation of cost cutting initiatives including the insourcing of directory printing and binding operations as well as renegotiating the remaining printing and binding service contracts. Database and production costs for the nine months ended September 30, 2005 were $79.4 million, or 27% of net sales, compared to $76.3 million, or 30% of net sales for the same period in 2004. The increase in database and production costs principally relates to the acquisitions of Edith Roman and OneSource in June 2004, and @Once in January 2005. The reduction of the cost as a percentage of revenue is due to successful integration of the previously mentioned acquisitions into the Company.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the quarter ended September 30, 2005 were $45.1 million, or 47% of net sales, compared to $43.0 million, or 48% of net sales for the same period in 2004. The increase in selling, general and administrative expenses principally relates to increased spending for our subscription product advertisements, as well as expenses associated with the “going-private” proposal by the Company’s CEO. Selling, general and administrative expenses for the nine months ended September 30, 2005 were $135.6 million, or 48% of net sales, compared to $123.2, or 48% of net sales for the same period in 2004. The increase in selling, general and administrative expenses principally relates to the acquisitions of Edith Roman, OneSource, and @Once.
Depreciation expense
     Depreciation expense for the quarter ended September 30, 2005 totaled $2.7 million, or 3% of net sales, compared to $3.5 million, or 4% of net sales for the same period in 2004. Depreciation expense for the nine months ended September 30, 2005 was $10.0 million, or 4% of net sales, compared to $10.4 million, or 4% of net sales for the same period in 2004.
Amortization expense
     Amortization expense for the quarter ended September 30, 2005 totaled $4.6 million, or 5% of net sales, compared to $4.4 million, or 5% of net sales for the same period in 2004. Amortization expense for the nine months ended September 30, 2005 was $13.5 million, or 5% of net sales, compared to $11.5 million, or 5% of net sales for the same period in 2004. Amortization expense increased as a result of additional intangibles recorded as part of the acquisition of OneSource.
Non-cash stock compensation expense
     Non-cash stock compensation expense was $0 during the quarter ended September 30, 2005, compared to a benefit of $45 thousand for the same period in 2004. During the nine months ended September 30, 2005, the Company recorded a non-cash benefit of $289 thousand, compared to non-cash charges of $595 thousand for the same period in 2004. The non-cash stock compensation expense is related to non-employee consulting agreements executed in previous years. As of April 2005, the Company ceased to incur additional non-cash compensation expense for the consultant options as the vesting periods and/or service periods had expired.

Litigation settlement charges
     The Company recorded litigation settlement charges during the quarters ended September 30, 2005 and 2004 of $605 thousand and $0, respectively. During the nine months ended September 30, 2005, the Company recorded litigation settlement charges of $731 thousand, compared to $0 for the same period in 2004. The litigation settlement charges pertained to a dispute with an advertisement agency over the Video Yellow Pages.com advertising campaign and a wage dispute with a former employee.
Restructuring costs
     The Company recorded restructuring charges during the quarters ended September 30, 2005 and 2004 of $0.9 million and $0.8 million, respectively, related to workforce reductions as a part of the Company’s continuing strategy to reduce unnecessary costs and focus on core operations and the restructuring of the Hill-Donnelly print operations. The workforce reduction charges included involuntary employee separation costs during the quarters ended September 30, 2005 and 2004 for approximately 41 and 69 employees, respectively. Restructuring charges recorded during the nine months ended September 30, 2005 and 2004 were $2.5 million and $2.4 million, respectively. The workforce reduction charges included involuntary employee separation costs during the nine months ended September 30, 2005 and 2004 for approximately 143 and 356 employees, respectively.
Acquisition costs
     The Company did not have integration-related costs during the quarter ended September 30, 2005 compared to costs of $79 thousand during the same period in 2004. Acquisition costs recorded during the nine months ended September 30, 2005 and 2004 were $354 thousand and $321 thousand, respectively. The acquisition costs include costs related to unsuccessful acquisition efforts and integration related costs including general and administrative costs, information system conversion costs and other direct integration-related charges. These costs were not directly related to the acquisition of various companies and therefore could not be capitalized.
Operating income
     Including the factors previously described, the Company had operating income of $15.2 million, or 16% of net sales during the quarter ended September 30, 2005, compared to operating income of $10.8 million, or 12% of net sales for the same period in 2004. The Company had operating income of $42.6 million, or 15% of net sales during the nine months ended September 30, 2005, compared to operating income of $30.0 million, or 12% of net sales for the same period in 2004. The increase in operating income as a percentage of net sales is a result of the following items: 1) the Company’s diligent approach to being more efficient in its operations and 2) the successful integration of Triplex, Edith Roman, OneSource and @Once into the Company’s structure.
     Operating income for the infoUSA Group segment for the quarter ended September 30, 2005 was $12.9 million, or 37% of net sales, as compared to $9.9 million, or 29% of net sales for the same period in 2004. The increase in operating income is principally due to increased efficiencies in the segment’s operations. Operating income for the infoUSA Group segment for the nine months ended September 30, 2005 was $35.3 million, or 33% of net sales, as compared to $36.2 million, or 32% of net sales for the same period in 2004.
     Operating income for the Donnelley Group segment for the quarter ended September 30, 2005 was $26.6 million, or 44% of net sales, as compared to $21.8 million, or 39% of net sales for the same period in 2004. Operating income for the Donnelley Group segment for the nine months ended September 30, 2005 was $74.3 million, or 42% of net sales, as compared to $61.1 million, or 43% of net sales for the same period in 2004. The increase is primarily due to the successful integration of Triplex, Edith Roman, OneSource and @Once.
Other income (expense), net
     Other expense, net was $(2.6) million, or 3% of net sales, and $(2.6) million, or 3% of net sales, for the quarters ended September 30, 2005 and 2004, respectively. Other expense, net was $(5.9) million, or 2% of net sales, and $(8.9) million, or 3% of net sales, for the nine months ended September 30, 2005 and 2004 respectively. Other income (expense), net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating expense of the Company.
     Interest expense was $3.0 million and $2.4 million for the quarters ended September 30, 2005 and 2004, respectively. Interest expense was $8.7 million and $6.4 million for the nine months ended September 30, 2005 and 2004 respectively. The increase is principally due to an increase in interest rates (which are tied to fluctuating LIBOR rates) on the Company’s debt facilities. Investment income (loss) was $0.4 million and $(0.2) million, for the quarters ended September 30, 2005 and 2004, respectively. Investment income (loss) was $2.8 million and $(0.2) million for the nine months ended September 30, 2005 and 2004 respectively. The increase is due to gains recorded as a result of the selling of marketable securities on the open market during 2005.
Income taxes
     A provision for income taxes of $4.6 million and $3.1 million was recorded during the quarters ended September 30, 2005 and 2004, respectively and $13.2 million and $8.0 million for the nine months ended September 30, 2005 and 2004, respectively. The effective income tax rate decreased from 38% to 36% for the nine months ended September 30, 2005, due to the following factors: state income tax planning, Section 199 related to manufacturing deduction and dividends paid to the ESOP plans.
Liquidity and Capital Resources
     Overview

     On March 25, 2004, the Company entered into a Senior Secured Credit Facility administered by Wells Fargo Bank, N.A. The credit facility provides for a $120.0 million Term A loan with a maturity date of March 2009 and a $50.0 million revolving line of credit with a maturity date of March 2007.
     On June 4, 2004, the Company negotiated an amended and restated Senior Secured Credit Facility (the “Credit Facility”) administered by Wells Fargo Bank, N.A. in conjunction with the acquisition of OneSource. The Credit Facility provides for a new $80.0 million Term B loan with a maturity date of September 2010.
     The Credit Facility provides for grid-based interest pricing based upon the Company’s consolidated total leverage ratio and ranges from base rate plus 1.00% to 1.75% for base rate loans and LIBOR plus 2.00% to 2.75% for use of the revolving credit facility. The term loans’ interest rates range from base rate plus 1.50% to 2.00% or LIBOR plus 2.50% to 3.00%. Substantially all of the assets of the Company are pledged as security under the terms of the Credit Facility. At September 30, 2005, the Term A loan had a balance of $87.5 million, bearing an interest rate of 5.99%, the Term B loan had a balance of $69.0 million, bearing an interest rate of 6.24%, and $50.0 million was available under the revolving credit facility.
     The Company is subject to certain financial covenants in the Credit Facility, including minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on EBITDA (“Earnings before interest expense, income taxes, depreciation and amortization”), as adjusted, providing for adjustments to EBITDA for certain agreed upon items including investment income (loss), other charges (gains), asset impairments, non-cash stock compensation expense and other items defined within the Credit Facility. The Company was in compliance with all restrictive covenants of the Credit Facility as of September 30, 2005.
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
Selected Consolidated Statements of Cash Flows Information
     As of September 30, 2005, the Company’s principal sources of liquidity included $50.0 million of revolving credit facility. As of September 30, 2005, the Company had a working capital deficit of $59.4 million.
     Net cash provided by operating activities during the nine months ended September 30, 2005 totaled $46.2 million compared to $45.8 million for the same period in 2004.
     During the nine months ended September 30, 2005, the Company spent $4.1 million for additions of property and equipment and $4.1 million related to software and database development costs, compared to $3.7 million and $1.9 million, respectively during the same period in 2004.
     During the nine months ended September 30, 2005, the Company spent $8.8 million related to business acquisitions, of which $8.1 million was for the acquisition of @Once in January, 2005.
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
Selected Consolidated Balance Sheet Information
     Trade accounts receivable decreased to $40.2 million at September 30, 2005 from $51.7 million at December 31, 2004. The decrease is attributed to normal fluctuations in accounts receivable balances, including the collection of accounts receivable recorded as a result of the OneSource acquisition since December 31, 2004. The days sales outstanding (“DSO”) ratio for the quarter ended September 30, 2005 was 42 days compared to 46 days for the same period in 2004.
     Selected other balance sheet accounts, including list brokerage trade accounts receivable, prepaid expenses, deferred marketing costs, list brokerage trade accounts payable, accounts payable, accrued expenses and accrued payroll expenses, increased (decreased) moderately at September 30, 2005 from their respective account balances at December 31, 2004. The increases, (decreases) in these account balances is due to the acquisition of certain companies during 2004 and 2005 and payment timing differences related to various general operating expenses.

     Deferred revenue decreased to $51.5 million at September 30, 2005 from $53.0 million at December 31, 2004.
     The Company’s long-term debt, including current portion, decreased from $196.2 million at December 31, 2004, to $178.3 million on September 30, 2005. The decrease is primarily due to a net paydown of $18 million in debt during the first 9 months of 2005.
Off-Balance Sheet Arrangements
     Other than rents associated with facility leasing arrangements, the Company does not engage in off-balance sheet financing activities.
Accounting Standards
     In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based Payments. SFAS 123(R) eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission (SEC) adopted a rule amending the compliance dates for SFAS No. 123(R). Under the new SEC rule, the provisions of the revised statement are to be applied prospectively by the company for awards that are granted, modified, or settled in the first fiscal year beginning after June 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS 123 (as originally issued) for either recognition or pro forma disclosures. When the Company adopts the standard on January 1, 2006, it will be required to report in its financial statements the share-based compensation expense for reporting periods in 2006. As of September 30, 2005, management believes that adopting the new statement will have a negative impact of approximately one cent per share for the year ending December 31, 2006, representing the expense to be recognized for the unvested portion of awards which were granted prior to September 30, 2005, and cannot predict the earnings impact of awards that may be granted after that date.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS No. 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of September 30, 2005, management believes that SFAS No. 153 did not have a significant effect on the financial position, results of operations, and cash flows of the Company.
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
     As of September 30, 2005, we had total indebtedness of approximately $178.3 million. Substantially all of our assets are pledged as security under the terms of the Credit Facility.
     Our ability to pay principal and interest on the indebtedness under the Credit Facility and our ability to satisfy our other debt obligations will depend upon our future operating performance. Our performance will be affected by prevailing economic conditions and financial, business and other factors. Certain of these factors are beyond our control. The future availability of revolving credit under the Credit Facility will depend on, among other things, our ability to meet certain specified financial ratios and maintenance tests. We expect that our operating cash flow should be sufficient to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due. If we are unable to service our indebtedness, however, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the Credit Facility) or seeking additional equity capital. We may not be able to implement any such measures or obtain additional financing on terms that are favorable or satisfactory to us, if at all.
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
     Changes in the direct marketing industry and in the industries in which our customers operate may adversely affect our business.
     Many large companies are reducing their use of direct mail advertising and increasing their use of on-line advertising, including e-mail, search words, and banner advertisements. As a result of this change in the direct marketing industry, such customers are purchasing less data for direct mail applications. In addition, several of our customers operate in industries, in particular the financial and telecommunications industries, that are undergoing consolidation. Such consolidation reduces the number of companies in those industries, and therefore may reduce the number of customers we serve. We are addressing these changes by offering products that integrate our data, data processing, database marketing and e-mail resources, and pursuing industries that are experiencing growth rather than consolidation. We cannot assure you that the marketplace will accept these new products, or that we will be successful in entering new markets. If we do not gain acceptance for our new products or successfully enter new markets, our business, financial condition and results of operations would be adversely affected.
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
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company has identified interest rate risk as the Company’s primary market risk exposure. The Company is exposed to significant future earnings and cash flow exposures from significant changes in interest rates as nearly all of the Company’s debt is at variable rates. If necessary, the Company could refinance the Company’s debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, a 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of approximately $1.6 million. At September 30, 2005, the fair value of the Company’s long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At September 30, 2005, the Company had long-term debt with a carrying value of $178.3 million and estimated fair value of the same. The Company has no significant operations subject to risks of foreign currency fluctuations.
ITEM 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer,

evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended September 30, 2005. The Company has made improvements in its controls architecture. However, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2005 material weaknesses remain in the Company’s disclosure controls and procedures related to lack of specialized accounting personnel and accounting for impairments in investments. As discussed in the Company’s Form 10-K filing for the fiscal year ended December 31, 2004, our management, with the oversight of the Audit Committee, has devoted considerable effort to remediate the material weaknesses identified, and has made improvements in our internal controls over financial reporting to address these weaknesses. The Company is taking the following steps to remediate these weaknesses:
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
     These remediation steps are required to enable the Company to eliminate the existing material weaknesses in the Company’s disclosure controls and procedures related to lack of specialized accounting personnel and accounting for investment impairments.
(b) Changes in internal controls over financial reporting
     During the quarter ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, other than the steps taken by the Company to remediate the weaknesses described above.

infoUSA INC.
FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2005
PART II
OTHER INFORMATION
ITEM 1.
LEGAL PROCEEDINGS
     As a result of the withdrawal of the going-private proposal by the Company’s CEO, the lawsuits filed in the District Court of Douglas County, Nebraska, by Eileen Tyrrell (filed in June 2005) and Robert Bartow (filed in July 2005) have been dismissed.
ITEM 2.
EXHIBITS

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, filed herewith.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

infoUSA INC.
Date: November 9, 2005	/s/ Alan Heckart
Alan Heckart, Controller
(principal accounting officer)

INDEX TO EXHIBITS

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith