Form 10-Q/A
period 2005-03-31
INFOUSA INC
filed 2006-02-23
CIK 879437

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File Number 0-19598
infoUSA INC.

(exact name of registrant specified in its charter)

DELAWARE	47-0751545

(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

5711 SOUTH 86TH CIRCLE, OMAHA, NEBRASKA	68127

(Address of principal executive offices)	(Zip Code)
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

Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See defination of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
53,687,084 shares of Common Stock at May 2, 2005

EXPLANATORY NOTE
On May 10, 2005, infoUSA Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (the “Form 10-Q”). The Company filed the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”) as Exhibits 31.1 and 31.2 to the Form 10-Q, but unintentionally omitted certain required language from paragraph 4 of the Section 302 Certifications. The Company is filing this amendment to the Form 10-Q to provide new Section 302 Certifications containing the required language. None of the information previously disclosed in the Form 10-Q is modified by this amendment to the Form 10-Q.

SIGNATURES
INDEX TO EXHIBITS
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

infoUSA INC.
Date: February 21, 2006	/s/ Stormy L. Dean
Stormy L. Dean, Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith