Form 10-Q/A
period 2005-09-30
INFOUSA INC
filed 2006-02-23
CIK 879437

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____
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

EXPLANATORY NOTE
On November 9, 2005, infoUSA Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (the “Form 10-Q”). The Company filed the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”) as Exhibits 31.1 and 31.2 to the Form 10-Q, but unintentionally omitted certain required language from paragraph 4 of the Section 302 Certifications. The Company is filing this amendment to the Form 10-Q to provide new Section 302 Certifications containing the required language. None of the information previously disclosed in the Form 10-Q is modified by this amendment to the Form 10-Q.

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