Form 10-K
period 2005-12-31
INFOUSA INC
filed 2006-03-10
CIK 879437

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2005

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
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the last reported sales price of the common stock on June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $315.7 million.
      As of March 6, 2006 the registrant had outstanding 53,909,916 shares of Common Stock (excluding treasury shares of 174,632).
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 26, 2006, which will be filed within 120 days of the end of fiscal year 2005, are incorporated into Part III (Items 10, 11, 12, 13 and 14) hereof by reference.

i

PART I
      This Annual Report on Form 10-K, the documents incorporated by reference into the Company’s Annual Report to shareholders, and press releases (as well as oral statements and other written statements made or to be made by the Company) contain forward-looking statements that are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements related to potential future acquisitions and our strategy and plans for our business contained in Item 1 “Business,” Item 2 “Properties,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Annual Report. Such forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth in this Annual Report under Item 1A “Risk Factors,” as well as those noted in the documents incorporated by reference into this Annual Report. You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date on which they were made. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1.	Business
Company Profile
      infoUSA Inc. (the “Company” or “infoUSA” or “we”) uses the Internet under the brand names Salesgenie.com, SalesLeadsUSA.info, and Credit.com, as its primary vehicle to be the leading provider of sales leads and databases to millions of businesses in order for them to find new prospects and grow their sales. infoUSA compiles and updates over 12 databases under one roof in Omaha, Nebraska. Our customers include salespeople, small office/home office (“SOHO”) entrepreneurs, small and medium businesses, and Fortune 2000 corporations. Our database is also part of major directory assistance search firms like Yahoo!, Google, AOL, and in-car navigation companies. Most cars with GPS devices today use infoUSA databases because of the high accuracy of our business database. Databases compiled and continually updated are as follows:

Business Databases	Consumer Databases

• 15 Million U.S. and Canadian Businesses	• 183 Million Consumers
• 12.5 Million Executives and Professionals	• 115 Million Households
• 5.6 Million Small Business Owners	• 68 Million Homeowners
• 5 Million Business Addresses with Color Photos	• 14 Million New Movers Per Year
• 2.6 Million Brand New Businesses	• 3.1 Million New Homeowners Per Year
• 3.6 Million Yellow page Advertisers	• 1.7 Million Bankruptcies
• 1.7 Million Bankruptcy Filers	• 123 Million Occupants
• 900,000 Global Businesses and 2 Million Executives	• 50 Million Consumer Email Addresses
• 600,000 Manufacturers
• 410,000 Big Businesses
• 1.5 Million Business Email Addresses
• 780,000 Medical Professionals
• 380,000 U.S. Houses of Worship
      We employ over 500 full time people to compile and update the databases from thousands of public sources such as yellow pages, white pages, newspapers, incorporation records, real estate deed transfers, and various other sources. For the business database, we make over 20 million phone calls a year to verify the name of the owner or key executive, their address, number of employees, number of PC’s, fax numbers, e-mail addresses, and other information.
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
      New initiatives in 2005 and 2006 include:

•	Migration from “one-time use” customers to “subscription-based” customers of our Internet based services called “Salesgenie.com, Credit.net, and SalesLeadsUSA”.

•	Continued improvements of the content and accuracy of our database. Adding more content, such as detailed business descriptions, more executives, hours of operation, credit cards accepted, UCC filings, URL address and other information.

•	Expand international business and executive databases.

•	Migration of our data center from an outsourced mainframe to an in-house data center.

•	Increase investments in merchandising, advertising and branding using the mass media, key word search, and banner advertising.

•	Yellow Page Advertising Expense Report — The report includes all spending by small businesses for Yellow Page advertising. Yellow Page publishers and web advertising firms are able to sort this information by many selects, including by individual business as well as by SIC code and any geographic region.

•	Business Address Photographs — The Company introduced the industry’s first pictures of storefronts with corresponding longitude and latitude coordinates to its Business Database. Important applications for this data include business credit reports/applications, directory assistance, wireless navigation devices and insurance appraisals/underwriting.
Sales & Marketing Strategy
      infoUSA serves over 4 million customers who access our information in the form of Internet subscription products (Salesgenie.com), business credit reports, sales leads, prospect lists, mailing labels, printed directories, 3 x 5 cards, computer diskettes and DVDs. Our information is used for lead generation, direct mail, telemarketing, credit decisions, market research, competitive analysis, and management of vendor relationships. For over 30 years, executives from Fortune 2000 companies, as well as small business owners and sales people have been using our information to find new customers and grow their sales.
      infoUSA offers a variety of sales channels for any size business. The Donnelley Group, acquired in 1999, distributes databases and services to our Fortune 2000 clients who have a sophisticated need for databases, database marketing, and e-mail marketing. Donnelley Marketing is the flagship company within the Donnelley Group, and has been an industry leader since 1917. Made up of nine specialized selling companies, the Donnelley Group has a sales force of over 200 account executives.
      For medium and small businesses, SOHO markets, and individual salespeople, infoUSA employs a sales force of over 1,000 account executives to market and sell directly to these targets. We develop in-depth relationships and offer a “one-stop” sales solution for all their sales and marketing needs with Salesgenie.com.
      infoUSA employs several media options to grow and increase our market share including direct mail, print, outbound telemarketing, online keyword search engines, banner advertising, television, radio and e-mail marketing. Publications such as DM News, Target, Fortune, Forbes and Direct are a regular part of our marketing strategy, as well as local market newspapers and USA Today. In 2005, national and local radio and television campaigns have been launched to further build brand and drive revenue for our premiere online subscription product, Salesgenie.com. With the launch of Salesgenie.ca in 2006, Canadian radio and television will be added to our print and direct mail advertising. infoUSA intends to continue to advertise aggressively, occasionally focusing on specific vertical markets in response to market trends.
      To monitor the success of our various marketing efforts, we have incorporated data gathering and tracking systems. These systems enable us to determine the type of advertising that best appeals to our target market so that we can invest future dollars in these programs and obtain a greater yield from our marketing. Additionally, through the use of our database tools, we are working to more efficiently determine the needs of our various client segments and tailor our services to their individual needs. With this system, we will strengthen relationships and support marketing campaigns to attract new clients. All of our methods and uses of client information are disclosed in our privacy statement.
Salesgenie.com, Credit.net, SalesLeadsUSA.info . . . Subscription Model
      In the past, infoUSA sold sales leads and mailing lists on an “as needed” basis. We realized that our customers needed this information every day so we developed an Internet based service called “Salesgenie.com” for the small business & SOHO market. This is an Internet based database delivery service. Salesgenie.com has a built-in contact management software and mapping ability. Currently, a small business can get all the sales leads, credit reports and mailing lists for only $300 per month per user. For additional users the charge is based on a tiered-pricing structure. This subscription product is designed for approximately 3.5 million small businesses.
      We have also developed “SalesLeadsUSA.info” for single-owner businesses, contractors, and sales executives. There are 10 million plus prospects in this group. Currently, this service offers 4 databases with limited search criteria but still offers customers unlimited sales leads and mailing lists for $125 per month per user, i.e., $1,500 per year. This service also has contact management software.
      Two of our directory divisions, Polk City Directories (CityDirectory.com) and Hill-Donnelly Directories (hilldonn.com), currently offer bundled subscription packages for $100 per month per user. These bundled packages include a printed directory on a customer’s immediate region, a DVD on the entire state, and Internet access for all of the U.S.
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
      Our goal is to be the leader in proprietary databases of businesses and consumers in the United States and Canada, and to produce innovative products and services that meet the needs of these businesses for finding new prospects and increasing their sales. The information provided by our databases is integral to the new customer acquisition and retention processes for businesses. Our organization is divided into three distinct groups: Corporate Activities which includes the Database Compilation and Update Operations, The infoUSA Group, and The Donnelley Group.
      Delivery of information via the Internet is the preferred method by our customers. We are investing in Internet technology to develop subscription-based new customer development services for businesses. The Internet has opened up brand new markets for our database products that are increasingly used by our customers for multiple applications. We will continue to use the Internet as the primary vehicle to provide new solutions to our existing customers and prospects. Starting in 2006 the Company will enhance its business database by increasing its data content for items such as detailed business descriptions, more executives, hours of operation, credit cards accepted, web site URLs, email addresses, and UCC and public filings. These additions will provide the customer with enhanced convenient Internet search and lookup tools. They will allow the end-user to perform “Smart Searches” using key words to find the most relevant results.
      We have grown through more than 25 strategic acquisitions in the last ten years. These acquisitions have enabled us to acquire the requisite critical mass to compete over the long term in the direct marketing industry. During 2004, we acquired three companies that opened up brand new distribution channels for our products and applications. Triplex increased our presence in the non-profit sector by providing data processing services and our proprietary content to their fast growing customer base. Edith Roman gave us the premier access to the publishing industry for their list brokerage and list management needs. OneSource brought a compelling application to our business that is increasingly embedded in customer relationship management systems of Global 2000 corporations. These corporations use the OneSource application to access deep information on executives of the world’s 1.7 million largest companies. During 2005, we acquired @Once, which allowed the Company to increase its presence in the retention based email marketing space. We will continue to use synergistic acquisitions to grow in the future. Most recently, we acquired Millard Group, a leader in the list brokerage industry.
      As we have consolidated our position in the fastest growing segments of our industry, our goal now is to accelerate our momentum in the market for business intelligence information. Our subscription products, accessed 24/7 over the web by our customers, will be the critical impetus needed to achieve our desired organic revenue growth over the longer term.
Our International Growth Strategy
      The Company is now upgrading its international business databases by expanding its own compilation efforts, and opened a database center in India in late 2005. The Company has also partnered with hundreds of content providers around the world. Our comprehensive international database includes information on 1.1 million large public and private non-U.S. companies in approximately 170 countries. Not only is there more comprehensive coverage representing every country in the world, but there is also more depth to each company record. For example, there are over 2.2 million executives represented in its non-U.S. global database, which is constantly updated using 2,500 daily news sources to track changes like executive changes, mergers and acquisitions, and late breaking company news. The Company is also putting great emphasis on more comprehensive financial information and regulatory filings. Examples include SEC filings, annual reports, analyst and industry reports, and detailed corporate family structure.
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
      The Company is also looking to expand its compilation operations in the United Kingdom. This operation will enable the Company to enhance the content of our international databases.
Database Compilation and Update Group
      We believe that we have the most comprehensive and up-to-date databases of businesses and consumers in the industry. The quality of our databases is far superior to our competitors. It has been repeatedly proven by our customers who have gone to the competition and then came back to get our data.

Business Databases

• 15 Million U.S. and Canadian Businesses	• 3.6 Million Yellow Page Advertisers
• 12.5 Million Executives and Professionals	• 1.7 Million Bankruptcy Filers
• 5.6 Million Small Business Owners	• 900,000 Global Businesses and 2 Million Executives
• 5 Million Business Addresses with Color Photos	• 600,000 Manufacturers
• 2.6 Million Brand New Businesses	• 410,000 Big Businesses
• 1.5 Million Business Email Addresses	• 380,000 U.S. Houses of Worship
• 780,000 Medical Professionals
      Our proprietary business database contains information on nearly 15 million businesses in the United States and Canada. We believe that we compile the most accurate, timely and comprehensive file of business information through our proprietary compilation and verification processes. The business database contains a wealth of information about businesses such as: name, address, telephone umber, SIC codes, number of employees, business owner and key executive names, credit score and sales volume. We also provide fax and toll free numbers, website addresses, headline news, and public filings including liens, judgments and bankruptcies. Our data can also be further categorized in various segments such as Small Business Owners, Executives at Home, Big Businesses and their Corporate Affiliations, Growing Businesses, Places of Interest, Schools and Female Business Owners.
      We compile and update the business information from over 15,000 sources. Most of these sources fall under the following categories:

•	Yellow Page and White Page Directories

•	Annual Reports

•	SEC Filings

•	Public Filings (UCC and other public filings )

•	Over 20 million phone calls to verify and collect additional information

•	Photographs of businesses

•	Newspapers to collect articles
      In addition, we use information licensed from the United States Postal Service’s National Change of Address (NCOA) and Delivery Sequence File (DSF) to update and maintain our business database. Accuracy is the most important characteristic of any database and we believe our database is the most accurate in the industry.
      Other databases within our business files include:

•	900,000 World’s Largest Corporations and 12.5 Million Executives by Job Title. Our OneSource database of these large corporations and executives is one of the finest in the industry. This database provides a great deal of in-depth information on these individuals and companies, including revenue, asset and corporate linkage.

•	200,000 New Businesses Data Per Month. Our New Business Database contains the repository of newly opened businesses. This database is updated from new business listings and utility new connections and is updated with nearly 50,000 new businesses on a weekly basis.

•	Yellow Page Advertising Report. The report will include all spending by small businesses for Yellow Page advertising. Yellow Page publishers and web advertising firms will be able to sort this information by many selects, including by individual business as well as by SIC code and any geographic region.

•	Doctors and Dentists Data. Our medical file contains a robust database of over 700,000 physicians, surgeons and dentists and contains in-depth information regarding physician specialties, prescription volume, medical schools attended, lifestyle information and many other related data elements.

•	Business Address Photographs. The company introduced the industry’s first pictures of storefronts with corresponding longitude and latitude coordinates to its Business Database. Important applications for this data include business credit reports/applications, directory assistance, wireless navigation devices and insurance appraisals/underwriting.
Consumer Databases
      Our consumer database contains approximately 183 million individuals and 115 million households and includes hundreds of data elements. Key elements in our database include: name, address, phone number, age, income, marital status, religion, ethnicity, dwelling type and size, home value, length of residence, and dozens of self-reported lifestyle elements. Our databases within our consumer files include:

• 183 Million Consumers	• 14 Million New Movers Per Year
• 3.1 Million New Homeowners Per Year	• 1.7 Million Bankruptcies
• 115 Million Households	• 68 Million Homeowners
• 123 Million Occupants	• 50 Million Consumer Email Addresses
      We compile and update the consumer database with over 2 billion records annually. Examples of the sources that are used to create the database are:

•	White Page Directories

•	Real Estate Assessments

•	Real Estate Transactions

•	Public Filings

•	Voter Registration where applicable

•	Life Style and Hobby Data
      We believe that our consumer data is compiled to the highest accuracy standards in the industry. Additional investment in acquiring and compiling real estate transfer and assessor data has allowed us to improve our coverage and key demographic models.
      Other high value databases we compile are:

•	New Mover Database. We believe that our New Mover database is the most current file in the industry. We compile approximately 14 million new movers annually. Our investment in nationwide utility new connects and disconnects has allowed us to identify new movers as they transact.

•	New Homeowners Database. We believe our New Homeowners database is the most current file in the industry. We compile approximately over 3.1 million new homeowners annually. As stated previously, our investment in nationwide utility new connects and disconnects allows us to identify new homeowners as they transact.

•	Occupant Database. Our Occupant database includes 123 million residential addresses and is used for address only mailings, which result in lower postal rates for direct mail.

•	Public Filings Database. Our Public Filings database contains over 24 million households and businesses that have filed for bankruptcy, or have tax liens or judgments recorded against them.

•	Email Database. Since 2002 we have continued to collect and acquire business and consumer email addresses. We now offer a database of over 50 million consumer and 1.5 million business email addresses with postal addresses that are available for mail marketing and email append applications.

We have matched the email addresses to our demographic and firm-specific information in our proprietary databases for targeted email marketing campaigns.

•	Bankruptcy Filings Database. In April 2005, we started to compile our own bankruptcy file which is delivered to our customers on a weekly basis. This is a very important database for credit card companies, car dealers and other financial services companies.

Products and Services Derived from Our Databases
      We create many products and services from our databases to meet the needs of millions of our current and potential customers. We create products and services such as prospect lists, mailing labels, 3 × 5 cards, diskettes, printed directories, DVDs, business credit reports, and many other online and offline applications. We also offer our information on the Internet through our various websites, such as infoUSA.com, Salesgenie.com, SalesLeadsUSA.info, Fonecart.com, Credit.Net, CityDirectory.com, Drlists.com, referenceUSA.com, newleadsUSA.com, idEXEC.com, autolistsUSA.com, infoCanada.ca, Americanchurchlists.com, Listbazaar.com, databaseamerica.com, onesource.com, and hilldonn.com. Our products and data processing services are used by clients for identifying and qualifying prospective customers, initiating direct mail and email campaigns, telemarketing, analyzing and assessing market potential, and surveying competitive markets in order to find new customers and increase their sales. Our data also enables extensive data hygiene and enhancement services and is included by many customers as a value-added enhancement to our flagship MarketZone product line. MarketZone Platinum is a fully hosted data warehousing solution including hygiene, updates, matching, campaign management, selection, reporting, and analytics for direct mail and email campaign development and execution. Market Zone Gold is a web-based prospecting tool allowing customers to integrate their customer and prospect data with infoUSA data in a hosted environment.
Our Customers and Potential Markets
      We are organized around two main customer groups: The infoUSA Group and The Donnelley Group. Our products and services are designed for the unique needs of each group.
infoUSA Group (Small Business Group)
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

Subscription based Services
      Salesgenie.com. Salesgenie.com has a built-in contact management software and mapping ability. A small business can get all the sales leads and mailing lists for only $300 per month per user. For additional users the charge is based on a tiered-pricing structure. This subscription product is designed for approximately 3.5 million small businesses.
      SalesLeadsUSA.info. This service offers 4 databases with limited search criteria but still offers customers unlimited sales leads and mailing lists for $125 per month per user, i.e., $1,500 per year. This service also has contact management software. There are 10 million salespeople, one person businesses, and SOHO entrepreneurs who are potential customers for this service.
      Credit.net — Business Credit Reports. Our business credit directories include a printed directory bundled with a DVD and Internet access to business credit reports on Credit.net. The product is used by customers for making credit decisions, verifying company information, assisting in collection support, and identifying potential new customers. Customers can purchase individual business credit reports for $5 from the Internet or they may select a subscription based plan offering unlimited access to our business credit reports for a flat fee of $150 per month per user.
      Polk City Directories and Hill-Donnelly Directories. Two of our directory divisions, Polk City Directories (CityDirectory.com) and Hill-Donnelly Directories (hilldonn.com), now offer bundled subscription packages for under $100 per month per user. These bundled packages include a printed directory on a customer’s immediate region, a DVD on the entire state, and Internet access for all of U.S.

Non-Subscription based Services
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
Donnelley Group (Large Customer Group)
      Our Donnelley Group serves our largest clients from Global 2000 corporations. This Group is comprised of Donnelley Marketing, Catalog Vision, Triplex, Walter Karl, Edith Roman, Yesmail, OneSource, Millard Group and the Value Added Reseller Group.

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
      Donnelley Marketing serves a variety of industries including traditional direct marketers, packaged goods, retailers, financial institutions, telecommunications, utilities, technology, fund raising, automotive and catalog companies. Our goal in 2005 continued to be to increase client access to our databases and data processing services while reducing turnaround time and lowering costs. In 2006 we will also focus on exploring new vertical markets such as gaming, hospitality, and insurance industries among others.

      infoConnect ONE PASS provides online, real-time data enhancement and file cleansing access to the following databases:

Business Databases	Consumer Databases

• 15 Million U.S. and Canadian Businesses	• 183 Million Consumers
• 12.5 Million Executives and Professionals	• 115 Million Households
• 5.6 Million Small Business Owners	• 68 Million Homeowners
• 5 Million Business Addresses with Color Photos	• 14 Million New Movers Per Year
• 2.6 Million Brand New Businesses	• 3.1 Million New Homeowners Per Year
• 3.6 Million Yellow page Advertisers	• 1.7 Million Bankruptcies
• 1.7 Million Bankruptcy Filers	• 123 Million Occupants
• 900,000 Global Businesses and 2 Million Executives	• 50 Million Consumer Email Addresses
• 600,000 Manufacturers
• 410,000 Big Businesses
• 1.5 Million Business Email Addresses
• 780,000 Medical Professionals
• 380,000 U.S. Houses of Worship
      Our newly positioned database marketing product, MarketZone® Platinum, is a closed loop, Internet-enabled, fully relational database tool for decision support, campaign management and execution system. We introduced this product to provide our clients the ability to expertly manage their customer relationships. This new product is an e-CRM (customer relationship management) solution that integrates the entire suite of Donnelley Marketing products to create real-time customer content integration. “MarketZone Platinum” has been very successful for us. Also available is a moderately priced brand extension of MarketZone® which was introduced in 2005, called MarketGenie.
      MarketZone Platinum is an extremely flexible, full function marketing database, campaign management and e-campaign solution which incorporates an engine to support analytic tools for extracting customer insight from today’s expanding data sets. MarketZone Platinum enables Donnelley Marketing to quickly build and deploy custom analytic solutions to meet the evolving demands of our customers.
      MarketZone Platinum’s multiple platform applications, modules, and campaign management/e-campaign management components can be leveraged to deliver high-performance analytic applications rapidly. These capabilities, along with our ability to provide data-processing, data and consultative services under one roof make MarketZone Platinum a very comprehensive & compelling solution.
      MarketZone Platinum can provide the following functions:

•	Counts and queries

•	Data export and list selection

•	Prospect and customer profiling

•	Intuitive train of thought analysis

•	Comprehensive analytical reporting

•	E-mail, direct mail or telemarketing campaign execution
      CatalogVision, a division of Donnelley Marketing, has been specializing in the catalog marketing industry for over 30 years serving both business-to-business and consumer direct marketers. CatalogVision clients maximize the return on their promotion dollars through use of our information and processing services. Address integrity and merge/purge toolsets eliminate wasted mailings and optimize postal discounts. Relational marketing database systems enable multi-channel contact management and personalization.

      Triplex, acquired in the first quarter of 2004, specializes in providing data processing services to the non-profit sector. Our strategy is to grow this channel by selling more of our own proprietary data content into this channel.
      List brokerage/list management division which includes Walter Karl, Edith Roman and the recently acquired Millard Group is the largest list brokerage/list management provider in the industry. We provide list brokerage, list management services and an array of database services to a broad range of direct marketing clients. Walter Karl also specializes in email list management and brokerage services for on-line marketers. Our specialized list management services provide a strong revenue base for our customers. In addition, we have our list brokerage business, which recommends and sells specialty lists to a wide range of businesses in many industries. With the acquisition of Millard Group, the division expects to acquire new customers via cross-selling opportunities.
      Yesmail and @Once which was acquired in the first quarter of 2005, specialize in providing customer retention solutions for direct marketers, publishers and organizations that want to grow their customer database, develop personalized relationships with these customers, and execute more effective email marketing campaigns. As email marketing is becoming a bigger part of corporate advertising and media spending, Yesmail provides these services to their clients that deliver high returns on investment and strong overall results.

OneSource Global Business Database
      OneSource, acquired in the second quarter of 2004, provides a compelling application providing content on the world’s largest 1,700,000 businesses and their executives.
      OneSource provides primarily Web-based business and financial information products to professionals who need quick access to timely and reliable company, industry, and market intelligence. OneSource’s primary products, the OneSource Business Browsersm products, are password-protected, subscription-based products that provide sales, marketing, finance, and management professionals and consultants with industry and company profiles, research reports, media accounts, executive listings and biographies, and financial information on over 1,700,000 public and private companies. OneSource customers access this information over the Internet using standard Web browsers. As a Web-based solution, the Business Browser product line does not require the purchase of additional computer hardware by the customer.
      OneSource products and services are designed to address the information needs of leading professional and financial services firms, technology companies, and other large organizations. OneSource’s primary target market consists of Global 5000 business-to-business companies in the technology, professional services, and financial services industries and that employ large direct sales forces.
      OneSource customers use the OneSource products for such purposes as account prospecting and management (i.e., business development), competitive and peer analysis, company tracking and monitoring, and company and industry research. OneSource’s applications are getting increasingly embedded into the customer relationship management systems of major corporations.

Value Added Reseller Group
      The Value Added Reseller Group (formerly the Database Licensing Group) continued its strategy of working with customers for whom data remains the core foundation of their product or service. The strength of our customers’ products is predicated on the accuracy, timeliness, and relevance of the data that drives it. Our distribution channel of value added resellers and original equipment manufacturers understand that the success and profitability of their service is largely dependent on the integration of infoUSA’s best-in-breed business and consumer information. The information provided by the Licensing group has multiple applications. The Company licenses out infoUSA’s databases to be used in the following applications: directory assistance, mapping, in-car navigation, site location analysis, and demographic modeling.

      Our databases have many applications in addition to sales leads and mailing lists. The rapid proliferation of Internet and broadband technologies in U.S. households and businesses have opened up a cost-effective channel for us to become the leading brand for database applications.
Computer Operations and Database Protection
      In 2005, the Company completed its migration from an outsourced mainframe to an in-house server technology. As a result, all of our subsidiaries can share the same data center. This will enable the Company to cut costs, increase efficiency and provide clients with faster, more flexible solutions.
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
Employees
      As of December 31, 2005, we employed 2,695 people on a full-time basis. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.
Executive Officers of the Registrant
      The executive officers of the Company are as follows:

Name	Age	Position

Vinod Gupta	59	Chairman of the Board and Chief Executive Officer
Stormy L. Dean	48	Chief Financial Officer
Fred Vakili	52	Executive Vice President of Administration and Chief Administrative Officer
Monica Messer	43	Chief Operations Officer, Database Compilation and Technology Group and Chief Information Officer
Edward C. Mallin	56	President, Donnelley Marketing
      Vinod Gupta is the founder of the Company and has been Chairman of the Board of the Company since its incorporation in 1972. Mr. Gupta served as Chief Executive Officer of the Company from the time of its incorporation in 1972 until September 1997 and since August 1998. Mr. Gupta holds a B.S. in Engineering from the Indian Institute of Technology, Kharagpur, India, and an M.S. in Engineering and an M.B.A. from the University of Nebraska. Mr. Gupta also was awarded an Honorary Doctorate from the Monterey Institute of International Studies and an Honorary Doctorate from the University of Nebraska. He was appointed by President Clinton to serve as a Trustee on the Kennedy Center for Performing Arts in Washington, D.C. He was nominated and confirmed to be the United States Consul General to Bermuda. Then, President Clinton nominated him to be the United States Ambassador to Fiji. Due to business commitments, he withdrew his name from consideration.
      Stormy L.Dean has served as Chief Financial Officer since February 2006. He served as the Principal Accounting Officer of the Company since December 2005. Mr. Dean has been employed by the Company since 1995, except during the period from October 2003 to August 2004. He served as Chief Financial Officer of the Company from January 2000 through October 2003, as the Corporate Controller from September 1998 until January 2000 and as the acting Chief Financial Officer from January 1999 to August 1999. From August

1995 to September 1998, Mr. Dean served as the Company’s tax director. Mr. Dean holds a B.S. in Accounting from the University of Nebraska at Omaha, an M.B.A from the University of Nebraska at Omaha, and a Certified Public Accountant certificate.
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
      Edward C. Mallin has served as President of Donnelley Marketing since August 2005, as President of Walter Karl since June 1998, as Executive Vice President of the National Accounts Division from January 1997 to June 1998 and as President of Compilers Plus from January 1990 to May 1998. Prior to that, Mr. Mallin was Executive Vice President of Compilers Plus which the Company acquired in January 1990. Mr. Mallin holds a B.A. in History from the University of Bridgeport and an M.A. in Business Administration from New York University.
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

Item 1A.	Risk Factors
      Described below and throughout this report are certain risks that the Company’s management believes are applicable to our business and the industry in which we operate. There may be additional risks that are not presently material or known. There are also risks within the economy, the industry and the capital markets that affect business generally, and the Company as well, which have not been described. If any of the described events occur, the Company’s business, results of operations, financial condition, liquidity or access to the capital markets could be materially adversely affected.

Our business would be harmed if we do not continue to successfully implement our Internet strategy.
      We use the Internet as our primary vehicle to provide sales leads and database information to our customers. The Internet is widely accepted by businesses all over the world. It is a very fluid distribution channel for information. The Company has always used the cutting edge technology to deliver its information to its customers. infoUSA was the first database company to offer its products on magnetic media, CD, DVD and also the Internet. Our Salesgenie, SalesLeadsUSA and other products are now being offered on the Internet on a subscription basis. We cannot guarantee that in the future that the Internet will be as prevalent as it is now, but we believe this will be the primary method of delivery of information.

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
      As of December 31, 2005, we had total indebtedness of approximately $148.0 million. Substantially all of our assets are pledged as security under the terms of the Credit Facility.
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
      Our business strategy includes continued growth through acquisitions of complementary products, technologies or businesses. We have made over 25 acquisitions since 1996 and completed the integration of these acquisitions into our existing business by the end of 2004, with the exception of the companies recently acquired during 2005. We continue to evaluate strategic opportunities available to us and intend to pursue opportunities that we believe fit our business strategy. Acquisitions of companies, products or technologies may result in the diversion of management’s time and attention from day-to-day operations of our business and may entail numerous other risks, including difficulties in assimilating and integrating acquired operations, databases, products, corporate cultures and personnel, potential loss of key employees of acquired businesses, difficulties in applying our internal controls to acquired businesses, and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent our efforts to integrate future acquisitions fail, our business, financial condition and results of operations would be adversely affected.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our headquarters are located in a 155,000 square foot facility in Omaha, Nebraska, where we perform sales and administrative activities. Administration and management personnel are also located in a 24,000 square foot facility in Omaha, Nebraska, which is adjacent to our headquarters. We have three locations in Carter Lake, Iowa. Our order fulfillment and printing operations are located within our 30,000 square foot building, shipping is conducted at our new 17,500 square foot warehouse, and data center operations are split between our 30,000 square foot facility and our adjacent 32,000 square foot building to the East; all of which are located 15 miles from our headquarters. Data compilation, telephone verification, data and product development, and information technology services are conducted at our 130,000 square foot Papillion, Nebraska facility which is located about 5 miles from our headquarters. Donnelley Marketing catalog sales operations are performed in a 30,000 square foot location in Marshfield, Wisconsin. We own these facilities, as well as adjacent land at certain locations for possible future expansion.
      We lease sales office space at approximately 60 different locations in the United States, Canada and the United Kingdom; the aggregate rental obligations of which are not significant.

Item 3.	Legal Proceedings
      In December 2001, the Company commenced a lawsuit against Naviant, Inc. (now known as BERJ, LLP) in the District Court for Douglas County, Nebraska, for breach of a database license agreement by Naviant. The Company sought recovery of minimum royalties due under that agreement in excess of $18 million. In its answer, Naviant alleged that the Company had breached the agreement. The District Court issued an order in January 2004 finding that Naviant, and not the Company, had breached the agreement, awarding the Company damages of $625,000, but denying the Company’s claim for additional damages. The Company appealed the order and in October 2005 the Court of Appeals affirmed the District Court’s determination that Naviant had breached the agreement, affirmed the award of $625,000 in damages, and remanded the case to the District Court for further proceedings on the Company’s claim for additional damages. The case is still pending before the District Court and the Company is unable to estimate the amount that will be recovered by the Company in this matter. The Company is also pursuing related claims against the successor in interest to Naviant.
      In February 2006, Cardinal Value Equity Partners, L.P., which beneficially owns 6.1% of the Company’s stock, filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County, against certain directors of the Company, including Vinod Gupta, and the Company as a nominal defendant. The lawsuit was filed as a derivative action on behalf of the Company and as a class action on behalf of Cardinal Value Equity Partners, L.P. and other shareholders. The lawsuit asserts claims for breach of fiduciary duty and seeks an order that would require the Company to reinstate the special committee of directors. The special committee was formed to consider a proposal from Mr. Gupta to acquire the shares of the Company not owned by him and was dissolved in August 2005 following Mr. Gupta’s withdrawal of his proposal. The lawsuit also seeks an order awarding the Company and the class unspecified damages. The lawsuit is in the very early stages and it is not yet possible to determine the ultimate outcome of this matter.
      In July, 2003 Dun & Bradstreet filed a lawsuit against the Company alleging that the Company launched a campaign of disinformation by manipulating the content of 14-year old Wall Street Journal articles. Dun & Bradstreet is seeking monetary damages. The Company filed counter-claims based upon the belief that Dun & Bradstreet used confidential Company customer information obtained during the course of the lawsuit. The Court recently dismissed the Company’s counterclaims, and granted Dun & Bradstreet’s Motion for summary judgment, as to the Company’s liability on certain claims. The Company will strongly appeal. There is no determination of damages, if any, as of the present date.
      There are no other material pending legal or governmental proceedings involving the Company, other than ordinary routine litigation incidental to the business of the Company.

Item 4.	Submission of Matters to a Vote of Securityholders
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this 2005 Annual Report on Form 10-K.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our Common Stock, $0.0025 par value, is traded on the NASDAQ National Market under the symbol “IUSA.”
      The following table sets forth the high and low closing prices for our Common Stock during each quarter of 2005 and 2004.
Common Stock

	High	Low

2005
Fourth Quarter	$11.14	$10.13
Third Quarter	$11.91	$9.89
Second Quarter	$12.34	$9.37
First Quarter	$11.67	$10.04
2004
Fourth Quarter	$11.62	$9.35
Third Quarter	$10.50	$7.81
Second Quarter	$11.44	$8.77
First Quarter	$10.52	$7.56
      On March 6, 2006, the last reported sale price in the NASDAQ National Market for our Common Stock was $11.78 per share. As of March 6, 2006, there were 119 stockholders of record of the Common Stock, and an estimated additional 2,600 stockholders who held beneficial interests in shares of Common Stock registered in nominee names of banks and brokerage houses.
      On March 1, 2005, the Company paid a cash dividend of $0.20 per common share to shareholders of record on February 8, 2005. This dividend was the first cash dividend paid by the Company. On February 21, 2006, the Company paid a cash dividend of $0.23 per common share to shareholders of record on February 6,

2006. This dividend is an annual dividend. Any decision to pay future dividends will be made by the Board of Directors. No assurance can be given that dividends will be paid in the future since they are dependent on earnings, cash flows from operations, the financial condition of the Company and other factors. The existing credit agreements have certain restrictions on the ability to declare dividends on our common stock.
      The information required by this section concerning securities authorized for issuance under equity compensation plans is set forth in or incorporated by reference into Part III, Item 12 of this Annual Report and Note 10 in our consolidated financial statements included in this Annual Report.

Item 6.	Selected Consolidated Financial Data
      The following selected consolidated financial data as of the end of, and for each of the years in the five-year period ended December 31, 2005 are derived from the Company’s audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. The Company has made several acquisitions since 2000 that would affect the comparability of historical data. See Management’s Discussion and Analysis of Financial Condition and Results of Operations. The audited Consolidated Financial Statements as of December 31, 2005 and 2004,

and for each of the years in the three-year period ended December 31, 2005, are included elsewhere in this Form 10-K.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$383,158	$344,859	$311,345	$302,516	$288,738
Costs and expenses:
Database and production costs	108,106	102,838	87,074	84,710	80,880
Selling, general and administrative	181,022	166,715	144,068	131,985	112,402
Depreciation and amortization of operating assets	12,818	14,062	14,573	14,773	17,873
Amortization of intangible assets(1)	18,098	15,875	13,276	13,310	30,254
Acquisition costs(2)	354	321	57	181	493
Non-cash stock compensation expense (benefit)	(289)	779	219	52	448
Restructuring charges(3)	4,047	2,940	1,861	2,531	4,899
Litigation settlement charges(4)	739	—	1,667	417	1,104

Total costs and expenses	324,895	303,530	262,795	247,959	248,353

Operating income	58,263	41,329	48,550	54,557	40,385
Other income (expense):
Investment income (loss)	2,934	(190)	1,149	179	953
Interest expense	(11,841)	(9,210)	(11,547)	(16,059)	(25,285)
Minority interest income	—	—	—	—	282
Other charges(5)	(190)	(3,157)	(6,385)	(5,528)	—

Income before income taxes	49,166	28,772	31,767	33,149	16,335
Income tax expense	17,659	10,934	12,072	12,713	11,371

Net income	$31,507	$17,838	$19,695	$20,436	$4,964

Basic earnings per share	$0.59	$0.34	$0.38	$0.40	$0.10

Diluted earnings per share	$0.58	$0.33	$0.38	$0.40	$0.10

Weighted average shares outstanding — basic	53,850	52,851	51,576	51,170	50,651

Weighted average shares outstanding — diluted	54,040	53,564	51,714	51,193	50,651

	December 31,

	2005	2004	2003	2002	2001

Consolidated Balance Sheet Data:
Working capital (deficit)	$(89,233)	$(56,737)	$(13,065)	$(13,290)	$(3,670)
Total assets	543,767	509,436	366,346	393,386	419,088
Long-term debt, including current portion	148,006	196,226	139,765	190,428	225,670
Stockholders’ equity	197,867	171,475	146,221	118,328	95,797

(1)	Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” and the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS 142, goodwill amortization was not recorded on new acquisitions after July 1, 2001 for fiscal year 2001 and no goodwill amortization was recorded during 2005, 2004, 2003 and 2002, respectively.

(2)	Includes the following acquisition costs: 1) $0.4 million in 2005 for costs related to unsuccessful acquisition efforts 2) $0.3 million in 2004 for various acquisitions, including Triplex, Edith Roman and OneSource, 3) $0.1 million in 2003 for various acquisitions, including ClickAction, Yesmail and Markado 4) $0.2 million related to various acquisitions made during 2002, and 5) $0.5 million in 2001 for the acquisition of Polk City Directories from Equifax, Inc.. These costs are not direct costs of acquisition and therefore cannot be capitalized as part of the purchase price. Rather, these are general and administrative costs incurred in connection with the integration of these businesses.

(3)	During 2005, the Company recorded restructuring charges of $3.7 million for severance costs for 243 employees, including several executives, terminated during the year, and $0.3 million was recorded for the restructuring of the Hill-Donnelly printing facilities, which includes costs for office space, equipment leases and raw material inventory. During 2004, the Company recorded restructuring charges for severance costs of $2.9 million for 376 employees terminated during the year. During 2003, the Company recorded restructuring charges for severance costs of $1.9 million for 140 employees terminated during the year. During 2002, the Company recorded restructuring charges for severance costs of $2.5 million for 230 employees terminated during the year. During 2001, the Company recorded the following restructuring charges: 1) $2.1 million of severance costs for the termination of 265 employees, and 2) estimated lease termination costs of $2.8 million associated with the infoUSA.com Foster City, California location.

(4)	During 2005, the Company recorded settlement charges totaling $0.7 million pertaining to a dispute with an advertisement agency over the Video Yellow Pages.com advertising campaign and a wage dispute with a former employee. During 2003, 2002 and 2001, the Company settled legal issues totaling $1.7 million, $0.4 million and $1.1 million, respectively, in connection with the settlement of various contractual disputes.

(5)	During 2005, the Company recorded other charges totaling $0.2 million for: 1) $0.1 million for an other-than-temporary decline in the value of a non-marketable equity investment, and 2) $0.1 million for a loss on an investment with a limited partnership. During 2004, the Company recorded other charges totaling $3.2 million for: 1) $0.6 million for non-amortized debt issue costs and a $1.5 million premium to purchase $30.0 million of the Company’s 9 1/2% Senior Subordinated Notes, 2) $0.1 million for non-amortized debt issue costs for a prior Credit Facility as a result of the financing of a new Credit Facility in March 2004, and 3) $1.0 million for an other-than-temporary decline in the value of a non-marketable equity investment. During 2003, the Company recorded other charges totaling $6.4 million for: 1) $1.6 million for non-amortized debt issue costs and a $3.2 million premium to purchase $67 million of the Company’s 9 1/2% Senior Subordinated Notes, 2) $0.8 million in bank fees to amend and restate the Senior Secured Credit Facility and $0.8 million in non-amortized costs associated with the previous Credit Facility. During 2002, the Company recorded other charges totaling $5.5 million for: 1) a loss of $2.8 million for the net unamortized debt issue costs related to the Deutsche Bank Credit Facility, 2) a loss of $1.1 million for an other-than-temporary decline in the value of a nonmarketable equity investment, 3) a loss of $1.2 million for the reclassification of an interest rate swap agreement due to the refinancing of the Company’s senior debt Credit Facility during the year, and 4) a loss related to the Company’s repurchase of $9.0 million of its 9 1/2% Senior Subordinated Notes. As part of the repurchases, the Company recorded a loss totaling $0.4 million for net unamortized debt issue costs related to the Senior Subordinated Notes and for amounts paid in excess of carrying value of the debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This discussion and analysis contains forward-looking statements, including without limitation statements in the discussion of comparative results of operations, accounting standards and liquidity and capital resources, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the “safe harbor” created by those sections. The Company’s actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the Company’s recent results or those projected in the forward-looking statements are described in Item 1A “Risk Factors” above. The Company assumes no obligation to update the forward-looking statements or such factors.

GENERAL

Overview

Products and Services
      We use the Internet under the brand names Salesgenie.com, SalesLeadsUSA.info, and Credit.com, as our primary vehicle to be the leading provider of sales leads and databases to millions of businesses in order for them to find new prospects and grow their sales. infoUSA compiles and updates over 12 databases under one roof in Omaha, Nebraska. Our customers include salespeople, small office/home office (“SOHO”) entrepreneurs, small and medium businesses, and Fortune 2000 corporations. Our database is also part of major directory assistance search firms like Yahoo!, Google, AOL, and in-car navigation companies. Most cars with GPS devices today use infoUSA databases because of the high accuracy of our business database. Databases compiled and continually updated are as follows:

Business Databases	Consumer Databases

• 15 Million U.S. and Canadian Businesses	• 183 Million Consumers
• 12.5 Million Executives and Professionals	• 115 Million Households
• 5.6 Million Small Business Owners	• 68 Million Homeowners
• 5 Million Business Addresses with Color Photos	• 14 Million New Movers Per Year
• 2.6 Million Brand New Businesses	• 3.1 Million New Homeowners Per Year
• 3.6 Million Yellow page Advertisers	• 1.7 Million Bankruptcies
• 1.7 Million Bankruptcy Filers	• 123 Million Occupants
• 900,000 Global Businesses and 2 Million Executives	• 50 Million Consumer Email Addresses
• 600,000 Manufacturers
• 410,000 Big Businesses
• 1.5 Million Business Email Addresses
• 780,000 Medical Professionals
• 380,000 U.S. Houses of Worship
      We employ over 500 full time people to compile and update the databases from thousands of public sources such as yellow pages, white pages, newspapers, incorporation records, real estate deed transfers, and various other sources. For the business database, we make over 20 million phone calls a year to verify the name of the owner or key executive, their address, number of employees, number of PC’s, fax numbers, e-mail addresses, and other information.
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
      New initiatives in 2005 and 2006 include:

•	Migration from “one-time use” customers to “subscription-based” customers of our Internet based services called “Salesgenie.com, Credit.net, and SalesLeadsUSA”.

•	Continued improvements of the content and accuracy of our database. Adding more content, such as detailed business descriptions, more executives, hours of operation, credit cards accepted, UCC filings, URL address and other information.

•	Expand international business and executive databases.

•	Migration of our data center from an outsourced mainframe to an in-house data center.

•	Increase investments in merchandising, advertising and branding using the mass media, key word search, and banner advertising.

•	Yellow Page Advertising Expense Report — The report includes all spending by small businesses for Yellow Page advertising. Yellow Page publishers and web advertising firms are able to sort this information by many selects, including by individual business as well as by SIC code and any geographic region.

•	Business Address Photographs — The Company introduced the industry’s first pictures of storefronts with corresponding longitude and latitude coordinates to its Business Database. Important applications for this data include business credit reports/applications, directory assistance, wireless navigation devices and insurance appraisals/underwriting.
Sales & Marketing Strategy
      infoUSA serves over 4 million customers who access our information in the form of Internet subscription products (Salesgenie.com), business credit reports, sales leads, prospect lists, mailing labels, printed directories, 3 x 5 cards, computer diskettes and DVDs. Our information is used for lead generation, direct mail, telemarketing, credit decisions, market research, competitive analysis, and management of vendor relationships. For over 30 years, executives from Fortune 2000 companies, as well as small business owners and sales people have been using our information to find new customers and grow their sales.
      infoUSA offers a variety of sales channels for any size business. The Donnelley Group, acquired in 1999, distributes databases and services to our Fortune 2000 clients who have a sophisticated need for databases, database marketing, and e-mail marketing. Donnelley Marketing is the flagship company within the Donnelley Group, and has been an industry leader since 1917. Made up of nine specialized selling companies, the Donnelley Group has a sales force of over 200 account executives.
      For medium and small businesses, SOHO markets, and individual salespeople, infoUSA employs a sales force of over 1,000 account executives to market and sell directly to these targets. We develop in-depth relationships and offer a “one-stop” sales solution for all their sales and marketing needs with Salesgenie.com.
      infoUSA employs several media options to grow and increase our market share including direct mail, print, outbound telemarketing, online keyword search engines, banner advertising, television, radio and e-mail marketing. Publications such as DM News, Target, Fortune, Forbes and Direct are a regular part of our marketing strategy, as well as local market newspapers and USA Today. In 2005, national and local radio and television campaigns have been launched to further build brand and drive revenue for our premiere online subscription product, Salesgenie.com. With the launch of Salesgenie.ca in 2006, Canadian radio and television will be added to our print and direct mail advertising. infoUSA intends to continue to advertise aggressively, occasionally focusing on specific vertical markets in response to market trends.
      To monitor the success of our various marketing efforts, we have incorporated data gathering and tracking systems. These systems enable us to determine the type of advertising that best appeals to our target market so that we can invest future dollars in these programs and obtain a greater yield from our marketing. Additionally, through the use of our database tools, we are working to more efficiently determine the needs of our various client segments and tailor our services to their individual needs. With this system, we will strengthen relationships and support marketing campaigns to attract new clients. All of our methods and uses of client information are disclosed in our privacy statement.
Salesgenie.com, Credit.net, SalesLeadsUSA.info . . . Subscription Model
      In the past, infoUSA sold sales leads and mailing lists on an “as needed” basis. We realized that our customers needed this information every day so we developed an Internet based service called “Salesgenie.com” for the small business & SOHO market. This is an Internet based database delivery service. Salesgenie.com has a built-in contact management software and mapping ability. Currently, a small business can get all the sales leads, credit reports and mailing lists for only $300 per month per user. For additional users the charge is based on a tiered-pricing structure. This subscription product is designed for approximately 3.5 million small businesses.
      We have also developed “SalesLeadsUSA.info” for single-owner businesses, contractors, and sales executives. There are 10 million plus prospects in this group. Currently, this service offers 4 databases with limited search criteria but still offers customers unlimited sales leads and mailing lists for $125 per month per user, i.e., $1,500 per year. This service also has contact management software.
      Two of our directory divisions, Polk City Directories (CityDirectory.com) and Hill-Donnelly Directories (hilldonn.com), currently offer bundled subscription packages for $100 per month per user. These bundled packages include a printed directory on a customer’s immediate region, a DVD on the entire state, and Internet access for all of the U.S.
      This migration from one-time sales to subscription-based sales is enabling us to have a better relationship with our customers, more predictable revenue, and the ability to offer more services to our customers in the arena of sales solutions.

Financial Performance
      Operating income for 2005 was $58.3 million, or 15% of net sales, up from $41.3 million, or 12% of net sales, for 2004. The primary reasons for the increase in operating income were (i) the Company’s diligent approach to being more efficient in its operations (for example, the Company reduced expenses in its lower margin acquisitions by eliminating redundant computer costs, printing facilities and back office operations), and (ii) the successful integration of Triplex, Edith Roman, OneSource, all of which were acquired in 2004 and reported a full twelve months of operations in 2005. The continued successful integration of @Once and Millard Group, which were acquired in 2005, into the Company’s structure also contributed to the increase in operating income.

Mergers and Acquisitions
      Internal revenue growth is the primary objective of the Company. However, we still pursue opportunities for strategic acquisitions. As described in the notes to the accompanying consolidated financial statements, the Company acquired the following entities in 2004: (i) Triplex, a provider of direct marketing and database marketing services to nonprofit and catalog customers; (ii) Edith Roman, a provider of list brokerage and list management services, data processing services and email marketing services; and (iii) OneSource, a provider of a global database of over 900,000 of the largest business worldwide. This database is deep in content and includes financial information and other public information. During 2005, the Company acquired the following entities: (i) @Once, a provider of email marketing services, and (ii) Millard Group, a provider of list brokerage and list management services.
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

Summary of Acquisitions
      Through acquisitions, the Company has increased its presence in the consumer marketing information industry, greatly increased its ability to provide data processing and e-mail marketing solutions, increased its presence in list management and list brokerage services and broadened its offerings of business and consumer marketing information. The following table summarizes the more significant acquisitions:

		Principal
		Business	Type of	Date	Transaction
Acquired Company	Key Asset	Segment	Acquisition	Acquired	Value(1)

					(In millions)
Digital Directory Assistance	Consumer CD-Rom Products	infoUSA group	Asset purchase	August 1996	$17
County Data Corporation	New Businesses Database	infoUSA group	Pooling-of-interests	November 1996	$11
Marketing Data Systems	Data Processing Services	Donnelley group	Asset purchase	November 1996	$3
BJ Hunter	Canadian Business Database	infoUSA group	Stock purchase	December 1996	$3
Database America Companies (DBA)	Consumer Database and Data Processing Services	Donnelley group	Stock purchase	February 1997	$105
Pro CD	Consumer CD-Rom Products	infoUSA group	Asset purchase	August 1997	$18
Walter Karl	Data Processing and List Management Services	Donnelley group	Stock purchase	March 1998	$19
JAMI Marketing	List Management Services	Donnelley group	Asset purchase	June 1998	$13
Contacts Target Marketing	Canadian Business Database	infoUSA group	Asset purchase	July 1998	$1
Donnelley Marketing	Consumer Database and Data Processing Services	Donnelley group	Stock purchase	July 1999	$200
American Church Lists	Religious Institution Database	infoUSA group	Stock purchase	March 2000	$2
IdEXEC	Executives Database	Donnelley group	Asset purchase	May 2000	$7
Getko Direct Response	Canadian Consumer Database and Data Processing Services	infoUSA group	Asset purchase	May 2000	$2
InfoUSA.com minority interest	Internet license and products	Donnelley group	Asset purchase	August 2001	$25
Polk City Directories	Business Directories Products	infoUSA group	Asset purchase	October 2001	$6
Double Click e-mail list business	e-mail list business	Donnelley group	Asset purchase	March 2002	$2
Hill Donnelly	Business Directories Products	infoUSA group	Asset purchase	June 2002	$2
City Publishing	Business Directories Products	infoUSA group	Asset purchase	September 2002	$2
ClickAction	E-mail solutions provider and e-mail list business	Donnelley group	Stock purchase	December 2002	$4
Yesmail	E-mail solutions provider and e-mail list business	Donnelley group	Stock purchase	March 2003	$4
Markado	E-mail solutions provider and e-mail list business	Donnelley group	Asset purchase	September 2003	$1
Triplex	Data processing services	Donnelley group	Stock purchase	February 2004	$8
Edith Roman	List brokerage and management services	Donnelley group	Stock purchase	June 2004	$14
OneSource	International database and Internet browser applications	Donnelley group	Stock purchase	June 2004	$109
@Once	E-mail solutions provider and e-mail list business	Donnelley group	Asset purchase	January 2005	$8
Millard Group	List brokerage and management services	Donnelley group	Stock purchase	November 2005	$12

(1)	Transaction value includes total consideration paid including cash paid, debt and stock issued plus long-term debt repaid or assumed at the date of acquisition plus, in the case of DBA, a subsequent purchase price adjustment in October 1997.
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

Fiscal Year	Amount

2001	$30,254
2002	13,310
2003	13,276
2004	15,875
2005	18,098

Critical Accounting Policies and Estimates
      Our significant accounting policies are described in Note 2 to the audited Consolidated Financial Statements. Of those policies, we have identified the following to be the most critical because they are the most important to our portrayal of our results of operations and financial condition and they require subjective or complex management judgments:

•	Revenue recognition and related estimates of valuation allowances for doubtful accounts, sales returns and other allowances;

•	Database acquisition, development and maintenance expenses;

•	Valuation of long-lived and intangible assets and goodwill:

•	Related party transactions;

•	Income taxes; and

•	Investments.
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
      When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on estimated fair value of the assets. Net intangible assets, long-lived assets, and goodwill amounted to $364.7 million as of December 31, 2005.
      The Company completed an impairment test as of October 31, 2005 and 2004, respectively, and determined that no impairment existed. The goodwill impairment test is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired, and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step is essentially a purchase price allocation exercise, which allocates the newly determined fair value of the reporting unit to the assets. For purposes of the allocation, the fair values of all assets, including both recognized and unrecognized intangible assets, are determined. The residual goodwill value is then compared to the carrying value of goodwill to determine the impairment charge.
      At December 31, 2005, the Company had six reporting units that possess goodwill and therefore require testing pursuant to SFAS 142. The six reporting units represent a subset of the operating segments reported upon in the accompanying financial statements. These reporting units represent financial information one level lower than the reported operating segments, and these individual reporting units have discrete financial information available and have different economic characteristics.
      The Company used the Gordon growth model to calculate residual values. The Gordon growth model refers to the concept of taking the residual year cash flow and determining the value of a growing, perpetual annuity. The long-term growth rate used for each reporting unit ranged from 1% to 5%. The Company used weighted average cost of capitals ranging from 12.6% to 13.3% in its discounted cash flows analysis.
      The following accounting policies are also viewed by Company management as significant in the review and analysis of the Company’s operating results and financial condition.
      Related party transactions. As discussed in Note 12 to the audited Consolidated Financial Statements included elsewhere in this Form 10-K, the Company has previously entered into transactions with entities owned by Mr. Gupta, Chairman and Chief Executive Officer of the Company. The transactions are authorized by the Company’s management and board of directors to support activities related to customer relationship, business development, new acquisitions and other strategic initiatives. Arrangements between the Company, Annapurna Corporation and other related parties are subject to periodic review by the Company’s management and board of directors.
      Income Taxes. Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but would not be limited to, the likelihood the Company would realize the benefits of net operating loss carryforwards, the adequacy of valuation allowances, and the rates used to measure transactions with foreign subsidiaries. As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that either domestic or foreign taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur tax liabilities in excess of those currently recorded. Changes in the geographical mix or estimated amount of annual pretax income could impact the Company’s overall effective tax rate.
      To the extent recovery of deferred tax assets is not likely based on estimation of future taxable income in each jurisdiction, the Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Although the Company has considered future taxable income along with prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to deferred tax assets would be charged to income in the period any such determination was made. Likewise, in the event the Company was able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase income in the period any such determination was made.
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

Results of Operations
      The following table sets forth, for the periods indicated, certain items from the Company’s statement of operations data expressed as a percentage of net sales. The amounts and related percentages may not be fully comparable due to the Company’s acquisition of Yesmail in March 2003, Markado in September 2003, Triplex in February 2004, Edith Roman in June 2004, OneSource in June 2004, @Once in January 2005, and Millard Group in November 2005:

	Year Ended December 31,

	2005	2004	2003

	($ in millions)
Consolidated Statement of Operations Data:
Net sales	100%	100%	100%
Costs and expenses:
Database and production costs	29	30	28
Selling, general and administrative	47	48	46
Depreciation of operating assets	3	4	5
Amortization of intangible assets	5	5	4
Acquisition costs	—	—	—
Non-cash stock compensation expense (benefit)	—	—	—
Restructuring charges	1	1	1
Litigation settlement charges	—	—	1

Total costs and expenses	85	88	85

Operating income	15	12	15
Other expense, net	(2)	(4)	(5)

Income before income taxes	13	8	10
Income tax expense	5	3	4

Net income	8%	5%	6%

Other Data:
Sales by Segment:
infoUSA group	$142.8	$144.6	$155.3
Donnelley group	240.4	200.3	156.0

Total	$383.2	$344.9	$311.3

Sales by Segment as a Percentage of Net Sales:
infoUSA group	37%	42%	50%
Donnelley group	63	58	50

Total	100%	100%	100%

2005 Compared to 2004

Net sales
      Net sales for 2005 were $383.2 million, an increase of 11% from $344.9 million for 2004.
      Net sales of the infoUSA Group segment for 2005 were $142.8 million, a 1% decrease from $144.6 million for 2004. The decrease in net sales is principally due the change in the pricing structure for one of our divisions offset by an increase in net sales due to the growth of the segment’s subscription revenues.

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
      Net sales of the Donnelley Group segment for 2005 were $240.4 million, a 20% increase from $200.3 million for 2004. The increase was principally due to the acquisition of Edith Roman and OneSource in June 2004, @Once in January 2005, and Millard Group in November 2005, which was offset by a slight decrease in our Donnelley Marketing and Walter Karl Divisions. The Donnelley Group segment principally engages in the selling of data processing services, Web-based business and financial information products and services, licensed databases, database marketing solutions, e-mail marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services.

Database and production costs
      Database and production costs for 2005 were $108.1 million, or 29% of net sales, compared to $102.8 million, or 30% of net sales for 2004. The increase in database and production costs principally relates to the acquisition of OneSource in June 2004 and @Once in January 2005, as well as the Company’s payment of $1.5 million in November 2005 to terminate a contract with our mainframe processor, and as a result to bring the processing in-house. These items were both offset by a decrease in costs as a result of cost cutting initiatives including the insourcing of directory printing and binding operations as well as renegotiating the remaining printing and binding service contracts. The reduction of the cost as a percentage of revenue is due to the successful integration of the previously mentioned acquisitions into the Company as well as the previously mentioned cost cutting initiatives.

Selling, general and administrative expenses
      Selling, general and administrative expenses for 2005 were $181.0 million, or 47% of net sales, compared to $166.7 million, or 48% of net sales for 2004. The increase in selling, general and administrative expenses principally relates to the acquisition of companies during 2004 including Edith Roman and OneSource, and in 2005 including @Once and Millard Group. In addition, we increased the spending for our subscription product advertisements, and incurred nonrecurring expenses associated with the “going-private” proposal by the Company’s CEO.

Depreciation expense
      Depreciation expense for 2005 was $12.8 million, or 3% of net sales, compared to $14.1 million, or 4% of net sales for 2004. The decrease in depreciation expense is the result of certain computer equipment being fully depreciated during the first half of 2005.

Amortization expense
      Amortization expense for 2005 was $18.1 million, or 5% of net sales, compared to $15.9 million, or 5% of net sales for 2004. Amortization expense increased as identifiable intangible assets recorded as part of the acquisition of OneSource totaling $31.3 million were recorded and subject to a full twelve months of amortization during 2005, compared to seven months recorded during 2004. SFAS No. 142 requires the Company to complete an annual impairment test on goodwill and other intangible assets with an indefinite life rather than record amortization expense on those assets. The Company last completed impairment tests as of October 31, 2005, as required by SFAS 142, and determined that no impairment exists.

Non-cash stock compensation expense
      During 2005, the Company recorded a non-cash stock compensation benefit of $0.3 million, compared to non-cash compensation charge of $0.8 million for 2004. These charges represent non-cash stock compensation expense related to non-employee consulting agreements. As of April 2005, the Company ceased to incur additional non-cash compensation expense for the consultant options as the vesting and service periods had expired.

Litigation settlement charges
      During 2005, the Company recorded litigation settlement charges of $0.7 million which pertained to a dispute with an advertisement agency over the Video Yellow Pages.com advertising campaign and a wage dispute with a former employee.

Restructuring costs
      The Company recorded restructuring charges during 2005 and 2004 of $4.0 million and $2.9 million, respectively, related to workforce reductions as a part of the Company’s continuing strategy to reduce unnecessary costs and focus on core operations, and the restructuring of the Hill-Donnelly print operations. The workforce reduction charges included involuntary employee separation costs during 2005 and 2004 for approximately 243 and 376 employees, respectively. The increase in 2005 is due to the separation of several executives during the year.

Acquisition costs
      The Company recorded acquisition costs during 2005 and 2004 of $0.4 million and $0.3 million, respectively. Acquisition costs include costs related to unsuccessful acquisition efforts and integration-related costs including general and administrative costs, information system conversion costs and other direct integration-related charges. These costs were not directly related to the recent acquisitions of various companies, and therefore could not be capitalized as part of the acquisitions.

Operating income
      Including the factors previously described, the Company had operating income of $58.3 million, or 15% of net sales during 2005, compared to operating income of $41.3 million, or 12% of net sales for 2004. The increase in operating income as a percentage of net sales is a result of the following items: 1) the Company’s diligent approach to being more efficient in its operations including items such as consolidating printing facilities and other cost cutting initiatives, and 2) the successful integration of Edith Roman, OneSource, @Once and Millard Group into the Company’s structure which allowed the Company to eliminate redundant computer costs, printing facilities and back office operations.
      Operating income for the infoUSA Group segment for 2005 was $47.4 million, or 33% of net sales for the infoUSA Group, as compared to $46.0 million, or 31% of net sales for the infoUSA Group for 2004. The increase in operating income as a percentage of net sales is principally due to increased efficiencies in the segment’s operations including consolidation of printing facilities.
      Operating income for the Donnelley Group segment for 2005 was $101.9 million, or 42% of net sales for the Donnelley Group, as compared to $84.2 million, or 43% of net sales for the Donnelley Group for 2004. The increase in operating income is principally due to the successful integration of Edith Roman, OneSource, @Once and Millard Group which allowed the Company to eliminate redundant costs.

Other (expense), net
      Other expense, net was $(9.1) million, or 2% of net sales, and $(12.6) million, or 4% of net sales, for 2005 and 2004, respectively. Other (expense), net is comprised of interest expense, investment income (loss) and other income or expense items, which do not represent components of operating income and operating expense of the Company.
      Interest expense was $11.8 million and $9.2 million for 2005 and 2004, respectively. The increase is principally due to an increase in interest rates (which are tied to fluctuating LIBOR rates) on the Company’s debt facilities, as well as the increase in debt in June 2004 as a result of financing the OneSource acquisition.

Investment income (loss) was $2.9 million and $(0.2) million, for 2005 and 2004, respectively. The increase is due to gains recorded as a result of the selling of marketable securities on the open market during 2005.
      During 2005, the Company recorded a loss of $0.1 million for an other-than-temporary decline in the value of a nonmarketable equity investment, and a loss of $0.1 million for a loss on an investment with a limited partnership.
      During 2004, the Company wrote-off deferred financing costs of $0.1 million related to the prior Credit Facility as a result of the financing of the Credit Facility on March 25, 2004.
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

Income taxes
      A provision for income taxes of $17.7 million and $10.9 million was recorded during 2005 and 2004, respectively. The effective income tax rate decreased from 38% in 2004 to 36% in 2005 due to the following factors: state income tax planning, Section 199 related to manufacturing deduction and dividends paid to the ESOP plans.
2004 Compared to 2003

Net sales
      Net sales for 2004 were $344.9 million, an increase of 11% from $311.3 million for 2003.
      Net sales of the infoUSA Group segment for 2004 were $148.3 million, a 6.9% decrease from $159.3 million for 2003. The decrease in net sales is principally due the deferral of revenue totaling $8.9 million during 2004 related to the sale of subscription-based products.
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
      Net sales of the Donnelley Group segment for 2004 were $196.5 million, a 29% increase from $152.1 million for 2003. The increase was principally due to the acquisition of Triplex in February 2004 and Edith Roman and OneSource in June 2004. The Donnelley Group segment principally engages in the selling of data processing services, Web-based business and financial information products and services, licensed databases, database marketing solutions, e-mail marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services.

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

Amortization expense
      Amortization expense for 2004 was $15.9 million, or 5% of net sales, compared to $13.3 million, or 4% of net sales for 2003. Amortization expense increased as a percentage of net sales as identifiable intangible assets (recorded as part of the acquisition of OneSource) totaling $31.3 million were recorded and subject to amortization. SFAS No. 142 requires the Company to complete an annual impairment test on goodwill and other intangible assets with an indefinite life rather than record amortization expense on those assets. The Company last completed impairment tests as of October 31, 2004, as required by SFAS 142, and established that no impairment exists.

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
      Operating income for the infoUSA Group segment for 2004 was $46.0 million, or 31% of net sales, as compared to $50.1 million, or 31% of net sales for 2003. Operating costs for the infoUSA Group segment decreased from $109.1 million for 2003 to $102.3 million for 2004 (a net decrease of $6.8 million), although the deferral of revenue totaling $8.9 million during 2004 related to the sale of subscription-based products offset the cost savings recorded.
      Operating income for the Donnelley Group segment for 2004 was $84.2 million, or 43% of net sales, as compared to $75.4 million, or 50% of net sales for 2003. The decrease in operating income as a percentage of net sales is principally due to increased operating expenses represented as percentage of net sales associated with companies acquired during 2004 including Triplex, Edith Roman and OneSource.

Other expense, net
      Other expense, net was $12.6 million, or 4% of net sales, and $16.8 million, or 5% of net sales, for 2004 and 2003, respectively. Other expense, net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating income and operating expense of the Company.
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
      During 2004, the Company wrote-off deferred financing costs of $0.1 million related to the prior Credit Facility as a result of the financing of the Credit Facility on March 25, 2004.
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
      Cash flows from operations on an annual basis have historically been well in excess of contractual obligations, including required debt payments, capital lease obligations, operating leases and other long-term obligations, and the Company believes that this financial condition will remain comparable for the foreseeable future. The Company does not anticipate utilizing cash flows from operations to fund significant capital expenditures in the foreseeable future. Additionally, the Company had $50.0 million of available borrowing capacity under its debt facilities at December 31, 2005, and has been historically successful in negotiating and obtaining additional debt financing as necessary.
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

General Information — Debt Instruments, Financial Covenants and Sources and Uses of Cash
      At December 31, 2005, the Company had a Senior Secured Credit Facility (the “2004 Credit Facility”) administered by Wells Fargo Bank, N.A., which was originally entered into on March 25, 2004, and amended and restated on June 4, 2004 in conjunction with the acquisition of OneSource. The Credit Facility included a $120.0 million Term A loan with a maturity date of March 2009, an $80.0 million Term B loan with a maturity date of June 2010, and a $50.0 million revolving line of credit with a maturity date of March 2007. At December 31, 2005, the Term A loan had a balance of $81.3 million bearing an interest rate of 6.88%, the Term B loan had a balance of $44.8 million bearing an interest rate of 7.13% and $50.0 million was available under the revolving Credit Facility. Substantially all of the assets of the Company were pledged as security under the terms of the 2004 Credit Facility.
      On February 14, 2006, the Company entered into an amended and restated $275 million Senior Secured Credit Facility (the “2006 Credit Facility”) administered by Wells Fargo Bank, N.A., replacing the 2004 Credit Facility. The 2006 Credit Facility provides for a $175 million revolving line of credit with a maturity date of February 2011 and a $100 million term loan with a maturity date of February 2012. At February 14, 2006, the Company borrowed $100 million under the term loan and $21 million under the revolving line of credit to repay the 2004 Credit Facility, and $154 million was available under the revolving line of credit. At February 14, 2006, the interest rate on the revolving line of credit was 7.75% and the interest rate on the term loan was 8.25%. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility.

      The 2006 Credit Facility provides for grid-based interest pricing based upon the Company’s consolidated total leverage ratio. Interest rates for use of the revolving line of credit range from base rate plus 0.25% to 1.00% for base rate loans and LIBOR plus 1.25% to 2.00% for Eurodollar rate loans. Interest rates for the term loan range from base rate plus 0.75% to 1.00% for base rate loans and LIBOR plus 1.75% to 2.00% for Eurodollar rate loans. Subject to certain limitations set forth in the credit agreement, the Company may designate borrowings under the Credit Facility as base rate loans or Eurodollar loans.
      The Company was subject to certain financial covenants under the 2004 Credit Facility and is subject to certain financial covenants in the 2006 Credit Facility, including minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on EBITDA (“Earnings before interest expense, income taxes, depreciation and amortization”), as adjusted, providing for adjustments to EBITDA for certain agreed upon items including non-operating gains (losses), other charges (gains), asset impairments, non-cash stock compensation expense and other items specified in the 2006 Credit Facility. The Company was in compliance with all restrictive covenants of the 2004 Credit Facility as of December 31, 2005, and of the 2006 Credit Facility as of February 14, 2006.
      The 2006 Credit Facility provides that the Company may pay cash dividends on its common stock or repurchase shares of its common stock provided that (a) before and after giving effect to such dividend or repurchase, no event of default exists or would exist under the credit agreement, (b) before and after giving effect to such dividend or repurchase, the Company’s consolidated total leverage ratio is not more than 2.75 to 1.0, and (c) the aggregate amount of all cash dividends and stock repurchases during any loan year does not exceed $20 million, except that there is no cap on the amount of cash dividends or stock repurchases so long as after giving effect to the dividend or repurchase the Company’s consolidated total leverage ratio is not more than 2.00 to 1.0.

Selected Consolidated Statements of Cash Flows Information
      As of December 31, 2005, the Company’s principal sources of liquidity included $50.0 million available under the 2004 Senior Secured Credit Facility. As of December 31, 2005, the Company had a working capital deficit of $89.2 million. Included in this working capital deficit amount is deferred revenue of $86.1 million.
      Net cash provided by operating activities during 2005 totaled $86.7 million compared to $73.0 million for 2004.
      During 2005, the Company spent $6.5 million for additions of property and equipment and $5.0 million related to software and database development costs, compared to $4.4 million and $2.6 million, respectively during 2004.
      During 2005, the Company spent a total of $21.4 million for acquisitions of businesses. During 2005, the Company paid $8.4 million for @Once including capitalized acquisition costs of $0.3 million. During 2005, the Company paid $12.7 million for Millard Group including capitalized acquisition costs of $0.3 million. In addition, the Company paid $0.3 million in 2005 for acquisition costs for the various companies acquired in 2004.
      During 2005, the Company borrowed a total of $31.3 million in debt while making repayments on debt totaling $91.0 million during 2005. These amounts reflect activity for the financing of the acquisitions of @Once and Millard Group during 2005.
      During 2005, the Company paid cash dividends in the amount of $10.6 million to shareholders of record as of the close of business on February 8, 2005.

Selected Consolidated Balance Sheet Information
      Trade accounts receivable increased to $52.7 million at December 31, 2005 from $51.7 million at December 31, 2004. The days sales outstanding (“DSO”) ratio, excluding list brokerage sales, for 2005 was 55 days compared to 60 days for 2004.

      List brokerage trade accounts receivable increased to $50.4 million at December 31, 2005 from $19.6 million at December 31, 2004. The increase is due to the acquisition of Millard Group in November 2005, which provides list brokerage sales operations.
      Current portion of long-term debt decreased to $5.6 million at December 31, 2005 from $34.1 million at December 31, 2004. $24.4 million of the decrease is due to the different repayment schedule according to the 2006 Credit Facility. In addition, the remaining purchase price payment was made in June, 2005 for the Edith Roman acquisition of $6.7 million.
      List brokerage trade accounts payable increased to $44.0 million at December 31, 2005 from $15.4 million at December 31, 2004. The increase is due to the acquisition of Millard Group in November 2005, which provides list brokerage sales operations.
      Deferred revenue increased to $86.1 million at December 31, 2005 from $53.0 million at December 31, 2004. The increase is due to early termination of a database license contract between the Company and First Data Solutions. The license agreement, which had an original term of 9 years ending in 2008, was terminated as of December 31, 2005. First Data Solutions remitted payment to the Company of $24.0 million, and as of December 31, 2005 the Company has $24.0 million recorded as deferred revenue for this contract which will be recognized over the revised two year contract.
      Long-term debt, net of current portion decreased to $142.4 million at December 31, 2005 from $162.1 million at December 31, 2004. The net decrease is primarily due to a net paydown of $49 million during 2005 of Term Loan A and B of the Company’s 2004 Credit Facility, which was offset by a decrease in the current portion of long-term debt due to the refinancing of the Credit Facility in February, 2006. The Company made an unscheduled prepayment in December, 2005 of $24 million after funds were received as a result of an early termination of the above mentioned database license agreement between the Company and First Data Solutions.
      Selected other balance sheet accounts, including prepaid expenses, accounts payable, accrued expense and accrued payroll expenses, increased (decreased) moderately from their respective account balances at December 31, 2004 to their respective account balances at December 31, 2005. The increase (decrease) in these account balances is due to the acquisition of certain companies during 2005 and payment timing differences related to various general operating expenses.
      The following table summarizes the Company’s contractual obligations as of December 31, 2005:

		Less Than	1 to	4 to	After
	Total	1 Year	3 Years	5 Years	5 Years

Long-term debt	$137,587	$2,244	$6,228	$4,453	$124,662
Capital lease obligations	10,419	3,390	4,951	1,182	896
Operating leases	28,833	8,620	13,357	4,758	2,098
Unconditional purchase obligations	42,536	16,327	20,392	5,817	—

Total cash contractual obligations	$219,375	$55,027	$93,807	$63,934	$6,607

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
Accounting Standards
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS No. 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. Management has determined that adoption of this standard did not have any material effect on the financial position, results of operations, and cash flows of the Company.
      In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based Payments. SFAS 123(R) eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment, which includes recognition, measurement and disclosure guidance as companies begin to implement SFAS No. 123(R). SAB 107 does not modify any of the requirements of SFAS No. 123(R). In April 2005, the SEC adopted a rule amending the compliance dates for SFAS No. 123(R). Under the new SEC rule, the provisions of the revised statement are to be applied prospectively by the company for awards that are granted, modified, or settled in the first fiscal year beginning after June 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS 123 (as originally issued) for either recognition or pro forma disclosures. The Company adopted the standard on January 1, 2006, and will now report in its financial statements the share-based compensation expense for reporting periods in 2006. As of December 31, 2005, management believes that adopting the new statement will have a negative impact of approximately one cent per share for the year ending December 31, 2006, representing the expense to be recognized for the unvested portion of awards which were granted prior to December 31, 2005, and cannot predict the earnings impact of awards that may be granted after that date.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of all voluntary changes in accounting principle and changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 will have no effect on the financial position, results of operations, and cash flows of the Company upon adoption, but would affect future changes in accounting principles.

Inflation
      We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening economic condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The Company has identified interest rate risk as the Company’s primary market risk exposure. The Company is exposed to significant future earnings and cash flow exposures from significant changes in interest rates as nearly all of the Company’s debt is at variable rates. If necessary, the Company could refinance the Company’s debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, each 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of approximately $2.0 million. At December 31, 2005, the fair value of the Company’s long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 2005, the Company had long-term debt with a carrying value of $148.0 million and estimated fair value of $144.7 million. The Company has no significant operations subject to risks of foreign currency fluctuations.

Item 8.	Financial Statements and Supplementary Data
      The information required by this item (other than selected quarterly financial data which is set forth below) is incorporated by reference to the Consolidated Financial Statements included elsewhere in this Form 10-K. The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2005. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

	2005 Quarter Ended				2004 Quarter Ended

	March	June	September	December	March	June	September	December
	31	30	30	31	31	30	30	31

	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$95,095	$93,736	$95,536	$98,791	$80,811	$83,794	$90,172	$90,082
Costs and expenses:
Database and production costs	26,027	26,945	26,381	28,753	23,861	24,823	27,634	26,520
Selling, general and administrative	44,398	46,123	45,094	45,407	40,179	40,021	43,046	43,469
Depreciation	3,908	3,366	2,717	2,827	3,314	3,560	3,523	3,665
Amortization of intangible assets	4,404	4,469	4,596	4,629	3,446	3,616	4,409	4,404
Acquisition costs(1)	354	—	—	—	3	239	79	—
Non-cash stock compensation (benefit)	(289)	—	—	—	182	458	(45)	184
Litigation settlement charges(2)	—	126	605	8	—	—	—	—
Restructuring charges(3)	703	917	929	1,498	615	1,007	766	552

Operating income	15,590	11,790	15,214	15,669	9,211	10,070	10,760	11,288
Other expense, net(4)	(1,420)	(1,905)	(2,547)	(3,225)	(2,157)	(4,083)	(2,624)	(3,693)

Income before income taxes	14,170	9,885	12,667	12,444	7,054	5,987	8,136	7,595
Income tax expense	5,112	3,529	4,578	4,440	2,681	2,275	3,091	2,887

Net income	$9,058	$6,356	$8,089	$8,004	$4,373	$3,712	$5,045	$4,708

Basic earnings per share	$0.17	$0.12	$0.15	$0.15	$0.08	$0.07	$0.10	$0.09

Diluted earnings per share	$0.17	$0.12	$0.15	$0.15	$0.08	$0.07	$0.10	$0.08

Weighted average shares outstanding — basic	53,797	54,021	54,132	54,154	52,338	52,540	53,005	53,116

Weighted average shares outstanding — diluted	53,841	54,052	54,169	54,163	52,955	53,106	53,317	53,979

(1)	Includes the following acquisition costs: 1) $0.4 million in 2005 for costs related to unsuccessful acquisition efforts, 2) $0.3 million in 2004 for various acquisitions, including Triplex, Edith Roman and OneSource. These costs are not direct costs of acquisition and therefore cannot be capitalized as part of the purchase price. Rather, these are general and administrative costs incurred in connection with the integration of these businesses.

(2)	During 2005, the Company settled legal issues totaling $0.7 million pertaining to a dispute with an advertisement agency over the Video Yellow Pages.com advertising campaign and a wage dispute with a former employee.

(3)	During 2005, the Company recorded restructuring charges of $3.7 million for severance costs for 243 employees terminated during the year, and $0.3 million was recorded for the restructuring of the Hill-Donnelly printing facilities, which includes costs for office space, equipment leases and raw material inventory. During 2004, the Company recorded restructuring charges for severance costs of $2.9 million for 376 employees terminated during the year.

(4)	During 2005, the Company recorded other charges totaling $0.2 million for: 1) $0.1 million for an other-than-temporary decline in the value of a non-marketable equity investment, and 2) $0.1 million for a loss on an investment with a limited partnership. During 2004, the Company recorded other charges totaling $3.2 million for: 1) $0.6 million (second quarter) for non-amortized debt issue costs and a $1.5 million (second quarter) premium to purchase $30.0 million of the Company’s 9 1/2% Senior Subordinated Notes, 2) $0.1 million (first quarter) for non-amortized debt issue costs for a prior Credit Facility as a result of the financing of a new Credit Facility in March 2004, and 3) $1.0 million (fourth quarter) for an other-than-temporary decline in the value of a non-marketable equity investment.

	2005 Quarter Ended				2004 Quarter Ended

	March	June	September	December	March	June	September	December
	31	30	30	31	31	30	30	31

Statement of Operations Data:
As a Percentage of Net Sales:
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Database and production costs	27	28	27	28	30	30	31	30
Selling, general and administrative	47	49	47	46	50	48	48	48
Depreciation	4	4	3	3	4	4	4	4
Amortization of intangible assets	5	5	5	5	4	4	5	5
Acquisition costs	—	—	—	—	—	—	—	—
Non-cash stock compensation	—	—	—	—	—	1	—	—
Litigation settlement charges	—	—	1	—	—	—	—	—
Restructuring charges	1	1	1	2	1	1	1	1

Total costs and expenses	84	87	84	84	89	88	88	88

Operating income	16	13	16	16	11	12	12	12
Other income (expense), net	(1)	(1)	(3)	(3)	(3)	(5)	(3)	(4)

Income before income taxes	15	12	13	13	8	7	9	8
Income taxes	5	5	5	5	3	3	3	3

Net income	10%	7%	8%	8%	5%	4%	6%	5%

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      No reports under this item have been required to be filed involving a change of accountants or disagreements on accounting and financial disclosure.

Item 9A.	Controls and Procedures

(a)	Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining “adequate internal control over financial reporting” for the Company as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.
      Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria for effective internal control described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on

its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
      Management engaged KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, to attest to and report on management’s evaluation of the Company’s internal control over financial reporting. KPMG LLP’s report is included herein.

(b)	Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to enable the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

(c)	Changes in Internal Control Over Financial Reporting
      During the quarter ended December 31, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below.
      As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, management concluded that at December 31, 2004, the Company did not maintain effective internal control over financial reporting because of material weaknesses related to lack of specialized accounting personnel and lack of adequate processes and controls for accounting for impairments in investments. During 2005, management, with the oversight of the Audit Committee, devoted considerable effort and took the following steps to remediate these material weaknesses:

•	The Company implemented a formal review process for cost method investments.

•	The Company hired a Corporate Controller with a high level of accounting expertise.

•	The Company hired a Director of Income Tax and implemented improved processes and controls within the Income Tax department.

•	The Company began providing continuing training to accounting staff on non-routine technical accounting matters.

•	The Company conducted an assessment of existing accounting personnel to ensure the correct individuals with the necessary expertise have been placed in the appropriate positions.
      Management has concluded that these remediation steps, which were completed in the fourth quarter of 2005, remediated the material weaknesses in the Company’s disclosure controls and procedures related to lack of specialized accounting personnel and accounting for investment impairments.
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
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that infoUSA Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). infoUSA Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, management’s assessment that infoUSA Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on COSO. Also, in our opinion, infoUSA Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of infoUSA Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, cash flows, and financial statement schedule for each of the years in the three-year period ended December 31, 2005, and our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Omaha, Nebraska
March 6, 2006

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The required information regarding Directors of the registrant is incorporated by reference to the information under the caption “Nominees for Election at the Annual Meeting” and “Incumbent Directors whose Terms of Office Continue After the Annual Meeting” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 26, 2006.
      The required information regarding Executive Officers of the registrant is contained in Part I of this Form 10-K.
      The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 26, 2006.
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
      Incorporated by reference to the information under the captions “Election of Directors — Board Compensation,” “Executive Compensation,” and “Certain Transactions” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 26, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Incorporated by reference to the information under the caption “Security Ownership” and “Executive Compensation — Equity Compensation Plan Table” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 26, 2006.

Item 13.	Certain Relationships and Related Transactions
      Incorporated by reference to the information under the captions “Certain Transactions” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 26, 2006.

Item 14.	Principal Accountant Fees and Services
      Incorporated by reference to the information under the caption “Auditors’ Fees” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 26, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as a part of the Report:

1. Financial Statements. The following Consolidated Financial Statements of infoUSA Inc. and Subsidiaries and Report of Independent Registered Public Accounting Firm are included elsewhere in this Form 10-K:

2. Financial Statement Schedule. The following consolidated financial statement schedule of infoUSA Inc. and Subsidiaries for the years ended December 31, 2005, 2004 and 2003 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements.

Description	Page No.

Schedule II Valuation and Qualifying Accounts	74
      Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
      3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
No.		Description

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, Incorporated herein by reference to exhibits filed with Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000
3.2	—	Bylaws, incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992
3.3	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22, 1999, incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form 8-A, as amended, Filed March 20, 2000
4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to the Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000
4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with the Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000
4.3	—	Second Amended and Restated Credit Agreement among infoUSA Inc., various Lenders named therein, LaSalle Bank National Association and Citibank F.S.B., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed February 21, 2006

Exhibit
No.			Description

4.4		—	Amended and Restated Security Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Collateral Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed February 21, 2006
4.5		—	Amended and Restated Pledge Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Administrative Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed February 21, 2006
4.6		—	Amended and Restated Subsidiaries Guaranty by subsidiaries of infoUSA, Inc. named therein, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed February 21, 2006
10.1		—	Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-1(File No. 33-51352), filed August 28, 1992
10.2		—	1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (File No. 333-37865), filed October 14, 1997
10.3		—	1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (File No. 333-82933), filed July 15,1999
10.4		—	Separation and Consulting Agreement between Donnelley Marketing, Inc., Ray Butkus and White Oak Consulting, Inc., dated August 19, 2005, incorporated herein by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 2, 2005
10.5		—	Confidentiality Agreement between infoUSA, Inc., Vinod Gupta and IUSA Acquisition Corporation, dated July 18, 2005, incorporated herein by reference to exhibits filed with the Company’s Current Report on Form 8-K filed July 22, 2005
10.6		—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Edward Mallin, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed February 17, 2006
10.7		—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Monica Messer, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed February 17, 2006
10.8		—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Fred Vakili, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed February 17, 2006
10.9		—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Stormy L. Dean, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed February 17, 2006
*21	.1	—	Subsidiaries and State of Incorporation, filed herewith
*23	.1	—	Consent of Independent Registered Public Accounting Firm, filed herewith
*31	.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOUSA INC.

By:	/s/STORMY L. DEAN

Stormy L. Dean
Chief Financial Officer
(principal accounting officer)
Dated: March 10, 2006
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINOD GUPTA Vinod Gupta	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 10, 2006

/s/ STORMY L. DEAN Stormy L. Dean	Chief Financial Officer (principal financial officer)	March 10, 2006

/s/ GEORGE F. HADDIX George F. Haddix	Director	March 10, 2006

/s/ ELLIOT S. KAPLAN Elliot S. Kaplan	Director	March 10, 2006

/s/ ANSHOO GUPTA Anshoo Gupta	Director	March 10, 2006

/s/ DR. VASANT RAVAL Dr. Vasant Raval	Director	March 10, 2006

/s/ BILL L. FAIRFIELD Bill L. Fairfield	Director	March 10, 2006

/s/ MARTIN KAHN Martin Kahn	Director	March 10, 2006

/s/ DENNIS P. WALKER Dennis P. Walker	Director	March 10, 2006

infoUSA INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
infoUSA Inc.:
      We have audited the accompanying consolidated balance sheets of infoUSA Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the three-year period ended December 31, 2005, listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of infoUSA Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of info USA Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Omaha, Nebraska
March 6, 2006

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$792	$10,404
Marketable securities	2,050	3,049
Trade accounts receivable, net of allowances of $1,292 and $1,394, respectively	52,693	51,707
List brokerage trade accounts receivable	50,384	19,635
Prepaid expenses	5,386	6,544
Deferred income taxes	3,234	—
Deferred marketing costs	2,853	2,632

Total current assets	117,392	93,971

Property and equipment, net	48,530	42,537
Goodwill, net	313,448	298,708
Intangible assets, net	51,268	66,578
Other assets	13,129	7,642

	$543,767	$509,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,644	$34,134
Accounts payable	12,958	21,268
List brokerage trade accounts payable	44,019	15,427
Accrued payroll expenses	18,973	15,917
Accrued expenses	6,955	7,028
Income taxes payable	7,550	3,730
Deferred income taxes	—	170
Deferred revenue	86,080	53,034

Total current liabilities	182,179	150,708

Long-term debt, net of current portion	142,362	162,092
Deferred income taxes	19,769	23,460
Other liabilities	1,590	1,701
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 53,957,616 shares issued and 53,747,256 shares outstanding at December 31, 2005 and 53,555,331 shares issued and 53,177,737 outstanding at December 31, 2004	135	134
Paid-in capital	110,420	106,669
Retained earnings	90,631	69,770
Treasury stock, at cost, 210,360 shares held at December 31, 2005 and 377,594 shares held at December 31, 2004	(1,297)	(2,311)
Notes receivable from officers	(339)	(334)
Accumulated other comprehensive loss	(1,683)	(2,453)

Total stockholders’ equity	197,867	171,475

	$543,767	$509,436

See accompanying notes to consolidated financial statements.

infoUSA INC. SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended

	December 31,	December 31,	December 31,
	2005	2004	2003

	(In thousands, except per share amounts)
Net sales	$383,158	$344,859	$311,345
Costs and expenses:
Database and production costs	108,106	102,838	87,074
Selling, general and administrative (excluding non-cash stock compensation expense (benefit) of ($289), $779 and $219 for years ended December 31, 2005, 2004 and 2003, respectively)	181,022	166,715	144,068
Depreciation and amortization of operating assets	12,818	14,062	14,573
Amortization of intangible assets	18,098	15,875	13,276
Acquisition costs	354	321	57
Non-cash stock compensation expense (benefit)	(289)	779	219
Restructuring charges	4,047	2,940	1,861
Litigation settlement charges	739	—	1,667

	324,895	303,530	262,795

Operating income	58,263	41,329	48,550
Other expense, net:
Investment income (loss)	2,934	(190)	1,149
Interest expense	(11,841)	(9,210)	(11,547)
Other charges	(190)	(3,157)	(6,385)

Other expense, net	(9,097)	(12,557)	(16,783)

Income before income taxes	49,166	28,772	31,767
Income tax expense	17,659	10,934	12,072

Net income	$31,507	$17,838	$19,695

Basic earnings per share:
Basic earnings per share:	$0.59	$0.34	$0.38

Weighted average shares outstanding:	53,850	52,851	51,576

Diluted earnings per share:
Diluted earnings per share:	$0.58	$0.33	$0.38

Weighted average shares outstanding:	54,040	53,564	51,714

See accompanying notes to consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the years ended December 31, 2005, 2004, and 2003

						Accumulated
					Notes	Other	Total
					Receivable	Comprehensive	Stock-
	Common	Paid-In	Retained	Treasury	from	Income	Holders’
	Stock	Capital	Earnings	Stock	Officers	(Loss)	Equity

Balances, December 31, 2002	$130	$92,205	$32,237	$(4,538)	$(834)	$(872)	$118,328

Comprehensive income:
Net income	—	—	19,695	—	—	—	19,695
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(4)	(4)
Accumulated benefit obligation, net of tax	—	—	—	—	—	(866)	(866)
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	24	24

Total comprehensive income	—	—	19,695	—	—	(846)	18,849

Issuance of 939,019 shares of common stock in connection with stock option exercises	2	5,956	—	—	—	—	5,958
Interest on notes receivable	—	—	—	—	(9)	—	(9)
Tax benefit from employee stock options	—	985	—	—	—	—	985
Repayments on notes receivable	—	—	—	—	518	—	518
Issuance of 221,290 shares of treasury stock for Company’s match of 401(k) plan contribution	—	82	—	1,291	—	—	1,373
Non-cash stock compensation expense	—	219	—	—	—	—	219

Balances, December 31, 2003	132	99,447	51,932	(3,247)	(325)	(1,718)	146,221

Comprehensive income:
Net income	—	—	17,838	—	—	—	17,838
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(213)	(213)
Accumulated benefit obligation, net of tax	—	—	—	—	—	(189)	(189)
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	(333)	(333)

Total comprehensive income	—	—	17,838	—	—	(735)	17,103

Issuance of 746,496 shares of common stock in connection with stock option exercises	2	4,880	—	—	—	—	4,882
Interest on notes receivable	—	—	—	—	(9)	—	(9)
Tax benefit from employee stock options	—	973	—	—	—	—	973
Issuance of 159,918 shares of treasury stock for Company’s match of 401(k) plan contribution	—	590	—	936	—	—	1,526
Non-cash stock compensation expense	—	779	—	—	—	—	779

Balances, December 31, 2004	$134	$106,669	$69,770	$(2,311)	$(334)	$(2,453)	$171,475

Comprehensive income:
Net income	—	—	31,507	—	—	—	31,507
Foreign currency translation adjustment, net of tax	—	—	—	—	—	493	493
Accumulated benefit obligation, net of tax	—	—	—	—	—	37	37
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	240	240

Total comprehensive income	—	—	31,507	—	—	770	32,277

Issuance of 402,285 shares of common stock in connection with stock option exercises	1	2,796	—	—	—	—	2,797
Interest on notes receivable	—	—	—	—	(5)	—	(5)
Tax benefit from employee stock options exercised	—	405	—	—	—	—	405
Issuance of 167,234 shares of treasury stock for Company’s match of 401(k) plan contribution	—	839	—	1,014	—	—	1,853
Dividends on common stock ($0.20 per share)	—	—	(10,646)	—		—	(10,646)
Non-cash stock compensation expense (benefit)	—	(289)	—	—	—	—	(289)

Balances, December 31, 2005	$135	$110,420	$90,631	$(1,297)	$(339)	$(1,683)	$197,867

See accompanying notes to consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended

	December 31,	December 31,	December 31,
	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$31,507	$17,838	$19,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	12,818	14,062	14,573
Amortization of intangible assets	18,098	15,875	13,276
Amortization of deferred financing fees	560	329	549
Deferred income taxes	(6,272)	(3,435)	3,057
Non-cash stock option compensation expense (benefit)	(289)	779	219
Non-cash 401(k) contribution in common stock	1,853	1,526	1,373
Tax benefit related to employee stock options	405	973	985
(Gain) loss on sale of assets and marketable securities	(2,641)	198	(783)
Non-cash other charges	248	1,796	2,433
Non-cash interest earned on notes from officers	(5)	(9)	(9)
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	913	(1,263)	2,190
List brokerage trade accounts receivable	(910)	2,912	3,791
Prepaid expenses and other assets	(1,742)	855	(802)
Deferred marketing costs	(221)	2,825	(3,711)
Accounts payable	(8,630)	577	930
List brokerage trade accounts payable	3,025	(2,367)	(3,229)
Income taxes receivable and payable, net	3,508	6,452	(5,089)
Accrued expenses and other liabilities	34,509	13,033	7,116

Net cash provided by operating activities	86,734	72,956	56,564

Cash flows from investing activities:
Purchases of marketable securities	(4,244)	(3,937)	(3,350)
Proceeds on sale of marketable securities	8,494	2,507	747
Purchases of property and equipment	(6,521)	(4,370)	(5,482)
Acquisitions of businesses, net of cash acquired	(21,433)	(109,992)	(5,763)
Software development costs	(4,957)	(2,587)	(1,143)

Net cash used in investing activities	(28,661)	(118,379)	(14,991)

Cash flows from financing activities:
Repayments of long-term debt	(91,003)	(221,984)	(150,784)
Proceeds from long-term debt	31,278	273,152	100,000
Deferred financing costs paid	(57)	(2,907)	(864)
Dividends paid	(10,646)	—	—
Proceeds from exercise of stock options	2,797	4,880	6,476

Net cash provided by (used in) financing activities	(67,631)	53,141	(45,172)

Effect of exchange rate fluctuations on cash	(54)	—	—

Net increase (decrease) in cash and cash equivalents	(9,612)	7,718	(3,599)
Cash and cash equivalents, beginning of year	10,404	2,686	6,285

Cash and cash equivalents, end of year	$792	$10,404	$2,686

Supplemental cash flow information:
Interest paid	$11,638	$8,618	$11,263

Income taxes paid	$19,548	$6,783	$12,203

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
      Marketable and Non-Marketable Investments. Marketable securities have been classified as available-for-sale and are therefore carried at fair value, which are estimated based on quoted market prices. Unrealized gains and losses, net of related tax effects, are reported as other comprehensive income (loss) within the consolidated statements of stockholders’ equity and comprehensive income until realized. Realized gains and losses are determined by the specific identification method. For non-marketable investment securities in common stock where the Company has a 20 percent or less ownership interest and does not have the ability to exercise significant influence over the investee’s operating and financial policies, the cost method is used to account for the investment.
      Management monitors and evaluates the financial performance of the businesses in which it invests and compares the carrying value of the investment to quoted market prices (if available), or the fair values of similar investments. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other-than-temporary, the Company records the decline in value as a realized impairment loss and a reduction in the cost of the investment. Impairment losses from other-than-temporary declines in the fair value of the Company’s investments were $0.2 million in 2005, and $1.0 million and $1.1 million in 2004 and 2003, respectively, and are included in other charges on the accompanying consolidated statements of operations.
      List brokerage trade accounts receivable and trade accounts payable. For all list brokerage services, the Company serves as a broker between unrelated parties who wish to purchase a certain list and unrelated parties who have the desired list for sale. Accordingly, the Company recognizes trade accounts receivable and trade accounts payable, reflecting a “gross-up” of the two concurrent transactions. The transactions are not structured to provide for the right of offset. List brokerage sales revenues are recognized net of costs on the accompanying consolidated statements of operations.
      Advertising Costs. Direct marketing costs associated with the mailing and printing of brochures and catalogs are capitalized and amortized over six months, the period corresponding to the estimated revenue

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stream of the individual advertising activities. All other advertising costs are expensed as the advertising takes place. Total unamortized marketing costs at December 31, 2005 and 2004 was $2.9 million and $2.6 million, respectively. Total advertising expense for the years ended December 31, 2005, 2004, and 2003 was $28.8 million, $23.4 million, and $25.3 million, respectively.
      Property and Equipment. Property and equipment (including equipment acquired under capital leases) are stated at cost and are depreciated or amortized primarily using straight-line methods over the estimated useful lives of the assets, as follows:

Building and improvements	30 years
Office furniture and equipment	7 years
Computer equipment	3 years
Capitalized equipment leases	3 to 5 years
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
      Goodwill and intangible assets represent the excess of costs over fair value of assets of businesses acquired. Goodwill resulting from acquisitions of businesses and determined to have an indefinite useful life is not subject to amortization, but instead tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss has been incurred, in accordance with the requirements of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. During the fourth quarter of 2005, the Company completed a discounted cash flow valuation analysis for six reporting units according to the guidance provided by SFAS No. 142. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s estimated fair value. The Company determined that after the analysis was performed in the fourth quarter of 2005, no impairment exists.
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
      At December 31, 2005, the Company had six reporting units that possess goodwill and therefore require testing pursuant to SFAS No. 142. The six reporting units represent a subset of the operating segments reported upon in the accompanying consolidated financial statements. These reporting units represent

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial information one level lower than the reported operating segments, as these individual reporting units have discrete financial information available and have different economic characteristics.
      The Company used the Gordon growth model to calculate residual values. The Gordon growth model refers to the concept of taking the residual year cash flow and determining the value of a growing, perpetual annuity. The long-term growth rate used for each reporting unit ranged from 1% to 5%. The Company used weighted average cost of capitals ranging between 12.6% and 13.3% in its discounted cash flows analysis.
      Software Capitalization. Until technological feasibility is established, software development costs are expensed as incurred. After that time, direct costs are capitalized and amortized equal to the greater of the ratio of current revenues to the estimated total revenues for each product or the straight-line method, generally ranging from one to five years for software developed for external use. Unamortized software costs included in intangible assets at December 31, 2005 and 2004, were $7.3 million and $6.0 million, respectively. Amortization of capitalized costs during the years ended December 31, 2005, 2004 and 2003, totaled approximately $1.5 million, $1.9 million, and $2.6 million, respectively.
      Database Development Costs. Costs to maintain and enhance the Company’s existing business and consumer databases are expensed as incurred. Costs to develop new databases, which primarily represent direct external costs, are capitalized with amortization beginning upon successful completion of the compilation project. Database development costs are amortized straight-line over the expected lives of the databases generally ranging from one to five years. Unamortized database development costs were $2.0 million and $461 thousand at December 31, 2005 and 2004, respectively. Amortization of capitalized costs during the years ended December 31, 2005, 2004, and 2003, totaled approximately $0.2 million, $0.1 million, and $0, respectively.
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

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reasonably assured at or prior to the delivery of our products, we recognize revenue upon the receipt of cash. Cash-basis revenue recognition periodically occurs in those cases where we sell or license our information products to a poorly capitalized company, such as an Internet startup company. However, sales recognized on this basis are not a significant portion of our total revenues.
      Stock-based compensation. The Company accounts for its employee stock options using the intrinsic value method. When both the number of shares that an individual employee is entitled to receive and the option price are known at the grant date, total compensation cost for the Company’s grant of stock options to employees is measured at the grant date. Compensation cost is recognized as expense over the periods in which the employee performs the related services, which is generally presumed to be the vesting period.
      Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123, permit entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS No. 123 also allows entities, as the Company has elected, to continue to use an intrinsic value method of measuring compensation expense and provide pro forma net income disclosure as if the fair-value method defined in SFAS No. 123 had been applied. The Company did not record any compensation expense using the intrinsic value method for 2005, 2004 and 2003. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been:

	For the Years Ended

	December 31,	December 31,	December 31,
	2005	2004	2003

	(In thousands, except per share amounts)
Net income — as reported	$31,507	$17,838	$19,695
Stock based compensation expense determined under fair value based method, net of tax	(463)	(1,507)	(2,193)

Net income — pro forma	$31,044	$16,331	$17,502

Basic earnings per share — as reported	0.59	0.34	0.38

Basic earnings per share — pro forma	0.58	0.31	0.34

Diluted earnings per share — as reported	0.58	0.33	0.38

Diluted earnings per share — pro forma	0.57	0.30	0.34

      The above pro forma results are not likely to be representative of the effects on reported net income for future years since options vest over several years. The Company will adopt the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, as of January 1, 2006.
      The fair value of each year’s option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants as of December 31, 2005: expected volatility of 59.96%; risk free interest rate of 3.53%; expected life of 3.12 years and annual dividend rate of 2%.
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

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Foreign Currency. For international operations, the local currency is designated as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments from local functional currency countries resulting from fluctuations in exchange rates are recorded in other comprehensive income.
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

	For the Years Ended

	December 31,	December 31,	December 31,
	2005	2004	2003

	(In thousands)
Weighted average number of shares outstanding used in basic EPS	53,850	52,851	51,576
Net additional common equivalent shares outstanding after assumed exercise of stock options	190	713	138

Weighted average number of shares outstanding used in diluted EPS	54,040	53,564	51,714

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
      New Accounting Standards. In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS No. 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 15, 2005. Management has determined that adoption of this standard did not have any material effect on the financial position, results of operations, and cash flows of the Company.
      In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based Payments. SFAS 123(R) eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment, which includes recognition, measurement and disclosure guidance as companies begin to implement SFAS No. 123(R). SAB 107 does not modify any of the requirements of SFAS No. 123(R). In April 2005, the SEC adopted a rule amending the compliance dates for SFAS No. 123(R). Under the new SEC rule, the provisions of the revised statement are to be applied prospectively by the company for awards that are granted, modified, or settled in the first fiscal year beginning after June 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS 123 (as originally issued) for either recognition or pro forma disclosures. The Company adopted the standard on January 1, 2006, and will now report in its financial statements the share-based compensation expense for reporting periods in 2006. As of December 31, 2005, management believes that adopting the new statement will have a negative impact of approximately one cent per share for the year ending December 31, 2006, representing the expense to be recognized for the unvested portion of awards which were granted prior to December 31, 2005, and cannot predict the earnings impact of awards that may be granted after that date.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of all voluntary changes in accounting principle and changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 will have no effect on the financial position, results of operations, and cash flows of the Company upon adoption, but would affect future changes in accounting principles.

3.	Acquisitions
      On November 1, 2005, the Company acquired Millard Group, a provider of list brokerage and list management services. The total purchase price was $12.7 million, including acquisition related costs of $0.3 million. The purchase price for the acquisition has been preliminarily allocated to current assets of $30.1 million, property and equipment of $0.9 million, other assets of $0.2 million, current liabilities of $27.0 million, other liabilities of $0.2 million and goodwill of $8.4 million, none of which will be deductible for income tax purposes. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Millard Group have been included in the Company’s financial statements since the date of acquisition.
      On January 31, 2005, the Company acquired @Once, a retention based email technology company. The total purchase price, including $0.3 million for acquisition costs, was $8.4 million, of which $7 million was paid at closing and $1.1 million was paid on March 29, 2005 after final calculation for working capital. The purchase price for the acquisition has been preliminarily allocated to current assets of $1.5 million, property

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and equipment of $0.7 million, current liabilities of $0.5 million, and goodwill of $6.4 million, which will all be deductible for income tax purposes. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of @Once have been included in the Company’s financial statements since the date of acquisition.
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

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Assuming the acquisitions described above made during 2005 and 2004 had been acquired on January 1, 2004 and included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and earnings per share would have been as follows:

	For the Years Ended

	December 31,	December 31,
	2005	2004

	(In thousands, except per
	share amounts)
	(Unaudited)
Net sales	$398,102	$385,978
Net income	$31,678	$11,834
Basic earnings per share	$0.59	$0.22
Diluted earnings per share	$0.59	$0.22
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
      At December 31, 2005, marketable securities available for-sale consists of common stock and mutual funds, which the Company records at fair market value. Any unrealized holding gains or losses are excluded from net income and reported as a component of accumulated other comprehensive income. During 2005, the Company recorded proceeds of $8.5 million and a net realized gain of $2.6 million. During 2004, the Company recorded proceeds of $2.5 million and a net realized loss of $273 thousand. During 2003, the Company recorded proceeds of $747 thousand and a net realized gain of $163 thousand.

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income (Loss)
      The components of accumulated other comprehensive income (loss) were as follows:

	December 31,	December 31,
	2005	2004

	(In thousands)
Other comprehensive income (loss):
Unrealized gain (loss) from investments:
Unrealized gains (losses)	$(427)	$(827)
Related tax expense	154	314

Net	(273)	(513)

Unrealized gain (loss) pension plan:
Unrealized gains (losses)	$(1,591)	$(1,701)
Related tax expense	573	646

Net	(1,018)	(1,055)

Foreign currency translation adjustments:
Unrealized gains (losses)	$(613)	$(885)
Related tax expense	221	0

Net	(392)	(885)

Accumulated other comprehensive income (loss)	$(1,683)	$(2,453)

	Unrealized	Unrealized	Foreign Currency
	Gain(Loss) from	Gain(Loss) from	Translation
	Investments	Pension Plan	Adjustments

Balance, December 31, 2002	$(204)	$—	$(668)
Fiscal 2003 activity	24	(866)	(4)

Balance, December 31, 2003	(180)	(866)	(672)
Fiscal 2004 activity	(333)	(189)	(213)

Balance, December 31, 2004	(513)	(1,055)	(885)
Fiscal 2005 activity	(273)	37	493
Reclassification adjustment for loss included in net income balance	513	—	—

Balance, December 31, 2005	$(273)	$(1,018)	$(392)

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

	December 31,	December 31,
	2005	2004

	(In thousands)
Land and improvements	$3,959	$5,391
Buildings and improvements	38,182	35,147
Furniture and equipment	87,788	79,304
Capitalized equipment leases	22,368	15,947

	152,297	135,789
Less accumulated depreciation and amortization:
Owned property	91,344	81,500
Capitalized equipment leases	12,423	11,752

Property and equipment, net	$48,530	$42,537

7.	Goodwill and Intangible Assets
      Goodwill and intangible assets consist of the following:

	December 31,	December 31,
	2005	2004

	(In thousands)
Goodwill	$372,460	$357,720
Less accumulated amortization	59,012	59,012

	$313,448	$298,708
Other intangible assets:
Non-compete agreements	13,534	13,534
Core technology	13,753	13,753
Customer base	24,663	24,663
Trade names	19,272	19,259
Purchased data processing software	73,478	73,478
Acquired database costs	21,591	21,591
Perpetual software license agreement, net	1,333	2,133
Software development costs, net	7,289	5,983
Database development costs, net	1,993	461
Deferred financing costs	11,180	11,123

	188,086	185,978
Less accumulated amortization	136,818	119,400

	$51,268	$66,578

      The following table summarizes activity related to goodwill, net of accumulated amortization, recorded by the Company:

	Beginning		Acquisition	Ending
Fiscal Year	Balance	Acquisition	Adjustments	Balance

2004	$202,386	$91,462	$4,860	$298,708
2005	$298,708	$15,301	$(561)	$313,448

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2005, the Company finalized the purchase price allocation for acquisitions including Triplex, Edith Roman and OneSource and recorded initial and subsequent adjustments for the @Once and Millard Group acquisitions. During 2004, the Company finalized the purchase price allocation for acquisitions including Yesmail and Markado, and recorded initial and subsequent adjustments for acquisitions including Triplex, Edith Roman and OneSource.
      Future amounts by calendar year for amortization of intangibles as of December 31, 2005 are as follows (in thousands):

2006	$13,548
2007	7,769
2008	6,091
2009	4,250
2010	2,001

8.	Financing Arrangements
      Long-term debt consists of the following:

	December 31,	December 31,
	2005	2004

	(In thousands)
Senior Secured Credit Facilities — Term A Loan	81,250	105,000
Senior Secured Credit Facilities — Term B Loan	44,800	69,600
Senior Secured Credit Facilities — Revolving Credit Facility	—	—
Mortgage note, collateralized by deed of trust. Note bears a variable interest rate of Libor plus 2.50%. Principal is due May 2014. Interest is payable monthly	9,673	10,886
Construction note — short term, collateralized by deed of trust. Note bears a variable interest rate of Libor plus 2.50% Interest is payable monthly	1,740	1,265
Economic development loan — State of Iowa, collateralized by deed of trust. Note is interest-free. Principal is due December 2009	124	155
Unsecured note payable — selling shareholders of Edith Roman. Note bears a fixed interest rate of 6%. Principal and interest was due June 2005	—	6,612
Capital lease obligations (See Note 15)	10,419	2,708

	148,006	196,226
Less current portion	5,644	34,134

Long-term debt	$142,362	$162,092

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future maturities by calendar year of long-term debt as of December 31, 2005 are as follows (in thousands):

2006	$5,644
2007	7,063
2008	4,106
2009	3,049
2010	2,585
Thereafter	125,559

Total	$148,006

      On March 25, 2004, the Company financed a new Senior Secured Credit Facility administered by Wells Fargo Bank, N.A. The Credit Facility provided for a $120.0 million Term A loan with a maturity date of March 2009 and a $50.0 million revolving line of credit with a maturity date of March 2007.
      On June 4, 2004, the Company negotiated an amended and restated Senior Secured Credit Facility (the “Credit Facility”) administered by Wells Fargo Bank, N.A. in conjunction with the acquisition of OneSource. The Credit Facility provided for a new $80.0 million Term B loan with a maturity date of June 2010.
      The Credit Facility provides for grid-based interest pricing based upon the Company’s consolidated total leverage ratio and ranges from base rate plus 1.00% to 1.75% for base rate loans and LIBOR plus 2.00% to 2.75% for use of the revolving Credit Facility. The term loans interest rates range from base rate plus 1.50% to 2.00% or LIBOR plus 2.50% to 3.00%. Substantially all of the assets of the Company are pledged as security under the terms of the Credit Facility. At December 31, 2005, the Term A loan had a balance of $81.3 million bearing an interest rate of 6.88%, the Term B loan had a balance of $44.8 million bearing an interest rate of 7.13% and $50.0 million was available under the revolving line of credit.
      On February 14, 2006, the Company financed an amended and restated Senior Secured Credit Facility administered by Wells Fargo Bank, N.A. The new Credit Facility provides for a $100.0 million Term B loan with a maturity date of February 2012 and a $175.0 million revolving line of credit with a maturity date of February 2011. This replaces the previous $250 million Credit Facility.
      During 2005, the Company incurred costs of $0.1 million related to the refinancing of its Credit Facility which closed on February 14, 2006. During 2004, the Company wrote-off deferred financing costs of $0.1 million related to the prior Credit Facility as a result of the financing on March 25, 2004 of the Credit Facility.
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

9.	Income Taxes
      The provision for income taxes consists of the following:

	For the Years Ended

	December 31,	December 31,	December 31,
	2005	2004	2003

	(In thousands)
Current:
Federal	$22,727	$9,175	$20,244
Foreign	698	(88)	—
State	247	1,205	1,754

	23,672	10,292	21,998

Deferred:
Federal	(7,246)	469	(9,143)
Foreign	847	—	—
State	386	173	(783)

	(6,013)	642	(9,926)

	$17,659	$10,934	$12,072

      The effective income tax rate for continuing operations varied from the Federal statutory rate as follows:

	For the Years Ended

	December 31,	December 31,	December 31,
	2005	2004	2003

	(In thousands)
Expected Federal income taxes at statutory rate of 35%	$17,208	$10,070	$11,118
State taxes, net of Federal effects	411	895	631
Foreign income	702	2,100	—
Foreign tax credit	(667)	(1,729)	—
Other	5	(402)	323

	$17,659	$10,934	$12,072

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net deferred tax assets (liabilities) were as follows:

	December 31,	December 31,
	2005	2004

	(In thousands)
Deferred tax assets:
Unrealized losses	$754	$379
Pension plan obligation	572	645
Accounts receivable	450	595
Accrued compensation	4,857	1,566
Depreciation	208	1,208
Net operating losses	1,528	2,376

	8,369	6,769

Deferred tax liabilities:
Intangible assets	(21,418)	(25,914)
Deferred marketing costs	(1,086)	(1,001)
Prepaid expense & other	(2,297)	(3,484)
Other	(103)	—

	(24,904)	(30,399)

Net deferred tax liabilities	$(16,535)	$(23,630)

      The Company had no valuation allowance at December 31, 2005 or 2004. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities, and tax planning strategies in making this assessment.
      The Company had net operating loss carryforwards (NOL’s) for tax purposes of $1.5 million at December 31, 2005 that will begin to expire in 2017. The utilization of some of these NOL’s are limited pursuant to Section 382 of the Internal Revenue Code as a result of these prior ownership changes.

10.	Stock Option Plans
      As of December 31, 2005, 3.8 million options to purchase the Company’s Common Stock were issued and outstanding, including 3.4 million to designated officers and named directors, under the Company’s Stock Option Plan. Options have been granted generally at the stock’s fair market value on the date of grant under two primary types of plans. The original plans vest generally over a four or five year period and expire five or six years, respectively, from date of grant. The most current plans vest over an eight year period, and expire ten years from date of grant. Options issued to shareholders holding 10% or more of the Company’s stock have generally been issued at 110% of the stock’s fair market value on the date of grant and vest over periods ranging from five to six years with early vesting if certain financial goals are met. Certain options issued to directors at the stock’s fair market value vested immediately and expire five years from grant date. During 2005, the Company issued options at 125% of the stock’s fair market value on the date of grant with a vesting period of 10 years. As of December 31, 2005, 0.4 million shares were available for granting additional options.
      In October 2001, the Company implemented a stock option program for certain executive employees whereby fully vested options to purchase 320,000 shares of common stock were issued at fair value on the

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
grant date. The options were immediately exercised by the employees and, in lieu of cash for the exercise price, the Company accepted full recourse notes receivable of $1.2 million from the employees for the exercise price. The notes receivable bear interest at an annual rate of 5%. The grant of stock options has been accounted for using fixed plan accounting under APB 25 because, in management’s view, the interest rates on the notes are at market rates, the employees have sufficient personal assets to back the notes and the Company has the intent to exercise its recourse rights against the employee’s personal assets in the event of a default. At December 31, 2005 and 2004, the notes receivable had a balance of $339 thousand and $334 thousand, respectively, and is in the equity section of the consolidated balance sheets.
      The Company previously granted non-qualified stock options to non-employee consultants of the Company in connection with consulting agreements executed by the Company. The options vest evenly over four years and have a five-year life. The fair value of the options were estimated, as of the grant date, using the Black-Scholes option pricing model and are updated at each balance sheet date. As such, the Company has recorded a non-cash stock compensation benefit of $289 thousand in 2005, and a non-cash stock compensation charge of $779 thousand and $219 thousand related to stock options granted to the consultants during 2004 and 2003, respectively. The charges were recorded as an addition to paid-in capital. As of April 2005, the Company ceased to incur additional non-cash compensation expense for the consultant options as the vesting periods and service periods had expired.
      The following information relates to options to purchase the Company’s common stock:

	December 31, 2005		December 31, 2004		December 31, 2003

	Weighted Average		Weighted Average		Weighted Average
	Exercise		Exercise		Exercise

	Shares	Price	Shares	Price	Shares	Price

Outstanding beginning of period	3,789,692	$8.36	4,790,085	$7.98	5,560,384	$8.08
Granted	500,000	12.60	45,000	14.58	1,405,000	7.38
Exercised	(402,285)	6.52	(746,496)	6.47	(939,019)	6.35
Forfeited/expired	(109,438)	7.92	(298,897)	7.88	(1,236,280)	8.99

Outstanding end of period	3,777,969	$9.10	3,789,692	$8.38	4,790,085	$7.98

Options exercisable at end of period	2,773,098	$8.58	2,474,067	$8.32	2,355,230	$7.80

Shares available for options that may be granted	379,615		770,709		621,970

Weighted-average grant date fair value of options, granted during the period — exercise price equals stock price at grant		$4.95		$7.89		$4.79

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 4.37 to $ 5.83	38,000	2.3 years	$5.01	38,000	$5.01
$ 5.83 to $ 7.29	319,031	0.7 years	6.77	278,189	6.89
$ 7.29 to $ 8.75	2,194,230	1.5 years	8.34	1,830,210	8.38
$ 8.75 to $10.21	752,708	1.3 years	10.00	677,699	10.00
$11.66 to $13.12	500,000	9.2 years	12.60	0	0.00
$13.12 to $14.58	25,000	8.4 years	14.58	0	0.00

$4.37 to $14.58	3,828,969	2.5 years	$9.10	2,824,098	$8.58

11.	Savings Plan
      Employees who meet certain eligibility requirements can participate in the Company’s 401(k) Savings and Investment Plan. Under the Plan, the Company may, at its discretion, match a percentage of the employee contributions. The Company recorded administration expenses for matching contributions totaling $1.9 million, $2.0 million and $1.6 million in the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company can make matching contributions to its 401(k) Plan using treasury stock or in cash. Contribution expense is measured as the fair value of the Company’s common stock on the date of the grant. During 2005, the Company contributed 167,241 shares at a recorded value of $1.9 million. During 2004, the Company contributed 159,918 shares at a recorded value of $1.5 million. During 2003, the Company contributed 221,291 shares at a recorded value of $1.4 million.

12.	Related Party Transactions
      During 2005 the Company purchased from Net Jets the fractional interest ownership of an airplane at a total cost of $2.6 million. The fractional interest in the airplane was previously owned by Annapurna Corporation and was subsequently purchased by the Company. Annapurna Corporation is 100% owned by Mr. Gupta, the Company’s Chairman and Chief Executive Officer. Prior to that purchase the Company paid Annapurna Corporation when the Company’s employees and officers used the aircraft. The Company paid a total of $297 thousand, $1.5 million and $2.2 million in 2005, 2004 and 2003, respectively, to Annapurna Corporation for usage of the aircraft and related services. The Company capitalized acquisition costs related to these payments of $0.0, $0.5 million and $0.7 million in 2005, 2004 and 2003, respectively. The charges by Annapurna Corporation to the Company were comparable to those charged by other services such as Marquis, and without any commitment by the Company. Additionally, during 2005 the Company entered into a long-term capital lease with a lender for ownership of a boat previously leased by Annapurna Corporation from the same lender for a total seven year commitment of $2.2 million.
      During 2004, the Company purchased from NetJets fractional ownership interests in two airplanes at a total cost of $2.7 million. The fractional ownership interests in the two airplanes were previously owned by Annapurna Corporation, who sold them to NetJets at the same time the Company made the purchase of the aircraft.
      The Company did not pay any discretionary bonuses in 2005, and $590 thousand in 2004, to entities wholly owned by certain executive officers of the Company, excluding Mr. Gupta.

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has retained the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. to provide certain legal services. Elliot Kaplan, a director of the Company, is a name partner and former Chairman of the Executive Board of Robins, Kaplan, Miller & Ciresi L.L.P. The Company paid a total of $373 thousand, $576 thousand and $428 thousand to this law firm during 2005, 2004 and 2003, respectively.
      During 2003, the Company purchased the rights to a skybox at a local university stadium for $617 thousand from Annapurna Corporation. The cost covers the remaining 21 years of the lease and has been recorded in other assets on the accompanying consolidated balance sheet. Annapurna Corporation originally paid $2 million for the skybox from the University of Nebraska. The Company also purchased $11.5 million of its 9 1/2% Senior Subordinated Notes from Mr. Gupta at the same terms and prices offered to unrelated parties.
      Mr. Gupta was eligible for a cash bonus in 2002 based on Company performance. The criteria for Mr. Gupta’s bonus specified that he would receive 10% of the Company’s adjusted EBITDA in excess of $80 million. In January 2002, the Company paid an advance of $1.5 million to Mr. Gupta (based on the Company’s 2001 performance) to be off set against any 2002 bonus payable to Mr. Gupta pursuant to his bonus program. The advance was to be applied to part of or his entire 2002 bonus or repaid by Mr. Gupta by January 2004. In May 2002, Mr. Gupta repaid $0.6 million of the original advance, leaving an advance balance of $0.9 million. Mr. Gupta’s 2002 bonus was determined to be $0.4 million. The remaining balance of $0.5 million was awarded as bonus for 2003 and prepaid salary for 2004, resulting in the note receivable being paid in full in 2003.

13.	Supplemental Cash Flow Information
      The Company made certain acquisitions during 2005, 2004 and 2003 (See Note 3) and assumed liabilities as follows:

	2005	2004	2003

	(In thousands)
Fair value of assets acquired	$47,535	$175,392	$9,885
Cash paid	(21,433)	(109,992)	(5,763)

Liabilities assumed	$26,102	$65,400	$4,122

      The Company acquired property and equipment under capital lease obligations or financing arrangements totaling $11.7 million, $5.3 million and $1.8 million, in the years ended December 31, 2005, 2004 and 2003, respectively.

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Fair Value of Financial Instruments
      The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.
      The carrying amounts shown in the following table are included in the consolidated balance sheets under the indicated captions.

	December 31, 2005		December 31, 2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

		(Unaudited)		(Unaudited)
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$792	$792	$10,404	$10,404
Marketable securities	2,050	2,050	3,049	3,049
Other assets — nonmarketable investment securities	2,094	2,094	1,706	1,706
Financial liabilities:
Long-term debt	148,006	144,712	196,226	194,398
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
      Long-term debt. All debt obligations are valued at the discounted amount of future cash flows.

15.	Commitments and Contingencies
      Under the terms of its capital lease agreements, the Company is required to pay ownership costs, including taxes, licenses and maintenance. The Company also leases office space under operating leases expiring at various dates through 2010. Certain of these leases contain renewal options. Rent expense on operating lease agreements was $7.4 million, $7.1 million, and $6.6 million in the years ended December 31, 2005, 2004 and 2003, respectively.

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Following is a schedule of the future minimum lease payments as of December 31, 2005:

	Capital	Operating

	(In thousands)
2006	$3,834	$8,620
2007	3,337	7,731
2008	2,008	5,626
2009	891	3,000
2010	409	1,758
Thereafter	932	2,098

Total future minimum lease payments	$11,411	$28,833

Less amounts representing interest	(992)

Present value of net minimum lease payments	$10,419

      The Company and its subsidiaries are involved in other legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company’s financial position, results of operations, or cash flows.
      In December 2001, the Company commenced a lawsuit against Naviant, Inc. (now known as BERJ, LLP) in the District Court for Douglas County, Nebraska, for breach of a database license agreement by Naviant. The Company sought recovery of minimum royalties due under that agreement in excess of $18 million. In its answer, Naviant alleged that the Company had breached the agreement. The District Court issued an order in January 2004 finding that Naviant, and not the Company, had breached the agreement, awarding the Company damages of $625,000, but denying the Company’s claim for additional damages. The Company appealed the order and in October 2005 the Court of Appeals affirmed the District Court’s determination that Naviant had breached the agreement, affirmed the award of $625,000 in damages, and remanded the case to the District Court for further proceedings on the Company’s claim for additional damages. The case is still pending before the District Court and the Company is unable to estimate the amount that will be recovered by the Company in this matter. The Company is also pursuing related claims against the successor in interest to Naviant.
      In February 2006, Cardinal Value Equity Partners, L.P., which beneficially owns 6.1% of the Company’s stock, filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County, against certain directors of the Company, including Vinod Gupta, and the Company as a nominal defendant. The lawsuit was filed as a derivative action on behalf of the Company and as a class action on behalf of Cardinal Value Equity Partners, L.P. and other shareholders. The lawsuit asserts claims for breach of fiduciary duty and seeks an order that would require the Company to reinstate the special committee of directors. The special committee was formed to consider a proposal from Mr. Gupta to acquire the shares of the Company not owned by him and was dissolved in August 2005 following Mr. Gupta’s withdrawal of his proposal. The lawsuit also seeks an order awarding the Company and the class unspecified damages. The lawsuit is in the very early stages and it is not yet possible to determine the ultimate outcome of this matter.
      In July, 2003 Dun & Bradstreet filed a lawsuit against the Company alleging that the Company launched a campaign of disinformation by manipulating the content of 14-year old Wall Street Journal articles. Dun & Bradstreet is seeking monetary damages. The Company filed counter-claims based upon the belief that Dun & Bradstreet used confidential Company customer information obtained during the course of the lawsuit. The Court recently dismissed the Company’s counterclaims, and granted Dun & Bradstreet’s Motion for summary judgment, as to the Company’s liability on certain claims. The Company will strongly appeal. There is no determination of damages, if any, as of the present date.

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      There are no other material pending legal or governmental proceedings involving the Company, other than ordinary routine litigation incidental to the business of the Company.

16.	Acquisition Costs, Litigation Settlement Charges and Restructuring Charges
      During 2005, the Company recorded acquisition costs of $0.4 million related to unsuccessful acquisition efforts. During 2004, the Company recorded acquisition costs $0.3 million for various acquisitions, including Triplex, Edith Roman and OneSource. During 2003, the Company recorded acquisition costs of $0.1 million for various acquisitions, including ClickAction, Yesmail and Markado. These costs are not direct costs of acquisition and therefore cannot be capitalized as part of the purchase price. Rather, these are general and administrative costs incurred in connection with the integration of these businesses, or costs related to unsuccessful acquisition efforts.
      During 2005, the Company recorded litigation settlement charges of $0.7 million which pertained to a dispute with an advertisement agency over the Video Yellow Pages.com advertising campaign and a wage dispute with a former employee. On May 14, 2002, a principal of one of the acquisitions made by the Company in 1996 was awarded $1.7 million by an arbitrator for settlement of a dispute regarding exercise of stock options issued by the Company. Although the Company appealed the arbitrator’s decision, the Company’s management, under advice from outside counsel, determined during 2003 that the Company was not likely to be successful in the appeal. Consequently, the Company recorded a litigation charge of $1.7 million in 2003.
      The Company recorded restructuring charges during 2005, 2004 and 2003 of $4.0 million, $2.9 million and $1.9 million, respectively, related to workforce reductions as a part of the Company’s continuing strategy to reduce unnecessary costs and focus on core operations and the restructuring of the Hill-Donnelly print operations in 2005. The workforce reduction charges included involuntary employee separation costs during 2005, 2004 and 2003 for approximately 243, 376 and 140 employees, respectively.
      As of December 31, 2005, an outstanding accrual of $1.8 million was included in the accompanying consolidated balance sheet for restructuring costs remaining to be paid.
      The following table summarizes activity related to the restructuring charges recorded by the Company, including the liability accrual balances:

			Amounts
	Beginning	Amounts	Recorded as Part	Amounts	Ending
Fiscal Year	Accrual	Expensed	of Acquisitions	Paid	Accrual

	(In thousands)
2003	$1,420	$1,861	$326	$3,360	$247
2004	$247	$2,940	$1,577	$4,135	$629
2005	$629	$4,045	$91	$2,969	$1,796

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

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Other Charges
      During 2005, the Company recorded a loss of $0.1 million for an other-than-temporary decline in the value of a nonmarketable equity investment.
      During 2005, the Company recorded a loss of $0.1 million for a loss on an investment with a limited partnership.
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
      The infoUSA Group licenses its sales leads, mailing lists, databases, and other database marketing services to small and medium size businesses, entrepreneurs, professionals, and sales executives. This segment also includes the sale of our database content on the Internet.
      The Donnelley Group provides licensing of the infoUSA database, direct marketing services, database marketing services, e-mail marketing services, and list brokerage and list management services to large businesses, i.e. businesses with 1,000 or more employees.
      The infoUSA Group and Donnelley Group reflect actual net sales, order production costs, identifiable direct sales and marketing costs. The remaining indirect costs are presented as a reconciling item in corporate activities.
      The corporate activities group includes the compilation of our proprietary databases, such as 15 million businesses, 183 million consumers, 3.1 million new homeowners, 14.0 million new movers, 2.6 million new business formations and other databases. They also include the cost for database verification, administrative function of the company and other identified gains (losses).
      The Company accounts for property and equipment on a consolidated basis. The Company’s property and equipment is shared by the Company’s business segments. Depreciation expense is recorded in corporate activities.

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Goodwill, net of accumulated amortization for the Donnelley Group segment increased from $257.5 million at December 31, 2004 to $272.3 million at December 31, 2005. The increase in goodwill is due to the acquisition of @Once in January 2005, and Millard Group in November 2005.
      The Company has no intercompany sales or intercompany expense transactions. Accordingly, there are no adjustments necessary to eliminate amounts between the Company’s segments. The following table summarizes segment information:

	For the Year Ended December 31, 2005

	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total

	(In thousands)
Net sales	$142,820	$240,338	$—	$383,158
Non-cash stock compensation (benefit)	—	—	(289)	(289)
Restructuring charges	—	—	4,047	4,047
Litigation settlement charges	—	—	739	739
Acquisition costs	—	—	354	354
Operating income (loss)	47,428	101,871	(91,036)	58,263
Investment income	—	—	2,934	2,934
Interest expense	—	—	(11,841)	(11,841)
Other charges	—	—	(190)	(190)
Income (loss) before income taxes	47,428	101,871	(100,133)	49,166
Goodwill, net of amortization	41,155	272,293	—	313,448

	For the Year Ended December 31, 2004

	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total

	(In thousands)
Net sales	$148,311	$196,548	$—	$344,859
Non-cash stock compensation	—	—	779	779
Restructuring charges	—	—	2,940	2,940
Acquisition costs	—	—	321	321
Operating income (loss)	46,026	84,184	(88,881)	41,329
Investment income (loss)	—	—	(190)	(190)
Interest expense	—	—	(9,210)	(9,210)
Other charges	—	—	(3,157)	(3,157)
Income (loss) before income taxes	46,026	84,184	(101,438)	28,772
Goodwill, net of amortization	41,255	257,453	—	298,708

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2003

	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total

	(In thousands)
Net sales	$159,281	$152,063	$—	$311,345
Non-cash stock compensation	—	—	219	219
Restructuring charges	—	—	1,861	1,861
Litigation settlement charges	—	—	1,667	1,667
Acquisition costs	—	—	57	57
Operating income (loss)	50,146	75,403	(76,999)	48,550
Investment income	—	—	1,149	1,149
Interest expense	—	—	(11,547)	(11,547)
Other charges	—	—	(6,385)	(6,385)
Income (loss) before income taxes	50,146	75,403	(93,782)	31,767
Goodwill, net of amortization	41,152	161,234	—	202,386

20.	Subsequent Event
      On January 23, 2006, the Board of Directors of the Company declared a cash dividend of $0.23 per common share. The dividend payments, totaling $12.4 million, were paid on February 21, 2006, to shareholders of record as of the close of business on February 6, 2006.
      On February 14, 2006, the Company financed an amended and restated Senior Secured Credit Facility administered by Wells Fargo Bank, N.A. The new Credit Facility provides for a $100.0 million Term B loan with a maturity date of February 2012 and a $175.0 million revolving line of credit with a maturity date of February 2011. This replaces the previous $250 million Credit Facility, which was comprised of $120.0 million Term A loan with a maturity date of March 2009, a $80.0 million Term B loan with a maturity date of June 2010, and a $50.0 million revolving line of credit with a maturity date of March 2007.

21.	Guarantee
      As a result of the acquisition of Donnelley Marketing in 1999, the Company subleases a facility in Ames, Iowa from First Data Corporation. The sublease on this facility is guaranteed under a database license agreement between the companies. First Data Corporation has the right to withhold $800,000 in royalty payments due to the Company under the license agreement to satisfy potential claims due pursuant to the guarantee.

infoUSA INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts*	Deductions		Period

	(In thousands)
Allowance for doubtful accounts receivable:					(A)
December 31, 2003	$2,974	$2,959	$231	$3,984		$2,180
December 31, 2004	$2,180	$2,372	$(100)	$3,058		$1,394
December 31, 2005	$1,394	$1,810	$(214)	$1,698		$1,292
Allowance for sales returns:					(B)
December 31, 2003	$699	$1,339	$—	$1,726		$312
December 31, 2004	$312	$77	$—	$389		$—
December 31, 2005	$—	$—	$—	$—		$—

*	Recorded as a result of acquisitions

(A)	Charge-offs during the period indicated

(B)	Returns processed during the period indicated
See accompanying independent auditors’ report.

EXHIBIT INDEX

Exhibit
No.		Description

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, Incorporated herein by reference to exhibits filed with Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000
3.2	—	Bylaws, incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992
3.3	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22, 1999, incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form 8-A, as amended, Filed March 20, 2000
4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to the Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000
4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with the Company’s Registration Statement on Form 8-A, as amended, filed March 20, 2000
4.3	—	Second Amended and Restated Credit Agreement among infoUSA Inc., various Lenders named therein, LaSalle Bank National Association and Citibank F.S.B., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed February 21, 2006
4.4	—	Amended and Restated Security Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Collateral Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed February 21, 2006
4.5	—	Amended and Restated Pledge Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Administrative Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed February 21, 2006
4.6	—	Amended and Restated Subsidiaries Guaranty by subsidiaries of infoUSA, Inc. named therein, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed February 21, 2006
10.1	—	Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-1(File No. 33-51352), filed August 28, 1992
10.2	—	1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (File No. 333-37865), filed October 14, 1997
10.3	—	1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (File No. 333-82933), filed July 15,1999
10.4	—	Separation and Consulting Agreement between Donnelley Marketing, Inc., Ray Butkus and White Oak Consulting, Inc., dated August 19, 2005, incorporated herein by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 2, 2005
10.5	—	Confidentiality Agreement between infoUSA, Inc., Vinod Gupta and IUSA Acquisition Corporation, dated July 18, 2005, incorporated herein by reference to exhibits filed with the Company’s Current Report on Form 8-K filed July 22, 2005
10.6	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Edward Mallin, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed February 17, 2006
10.7	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Monica Messer, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed February 17, 2006
10.8	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Fred Vakili, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed February 17, 2006

Exhibit
No.			Description

10.9		—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Stormy L. Dean, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed February 17, 2006
*21	.1	—	Subsidiaries and State of Incorporation, filed herewith
*23	.1	—	Consent of Independent Registered Public Accounting Firm, filed herewith
*31	.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith