Form 10-Q
period 2006-03-31
INFOUSA INC
filed 2006-05-10
CIK 879437

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the — Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
or

☐	Transition report pursuant to Section 13 or 15(d) of the — Securities Exchange Act of 1934
For the transition period from ___ to ___
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
55,156,272 shares of Common Stock at May 2, 2006

infoUSA INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$10,523	$792
Marketable securities	2,386	2,050
Trade accounts receivable, net of allowances of $1,297 and $1,292, respectively	35,705	52,693
List brokerage trade accounts receivable	42,739	50,384
Deferred income taxes	2,464	3,234
Prepaid expenses	5,371	5,386
Deferred marketing costs	3,848	2,853

Total current assets	103,036	117,392

Property and equipment, net	48,531	48,530
Goodwill	311,744	313,448
Intangible assets, net	52,827	51,268
Other assets	10,343	13,129

	$526,481	$543,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,434	$5,644
Accounts payable	13,488	12,958
List brokerage trade accounts payable	36,793	44,019
Accrued payroll expenses	19,051	18,973
Accrued expenses	4,962	6,955
Income taxes payable	1,094	7,550
Deferred revenue	76,090	86,080

Total current liabilities	156,912	182,179

Long-term debt, net of current portion	137,970	142,362
Deferred income taxes	21,490	19,769
Other liabilities	2,028	1,590
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 55,301,444 shares issued and 55,142,753 outstanding at March 31, 2006 and 53,957,616 shares issued and 53,747,256 outstanding at December 31, 2005	138	135
Paid-in capital	124,197	110,420
Retained earnings	86,195	90,631
Treasury stock, at cost, 158,691 shares held at March 31, 2006 and 210,360 held at December 31, 2005	(983)	(1,297)
Notes receivable from officers	(341)	(339)
Accumulated other comprehensive loss	(1,125)	(1,683)

Total stockholders’ equity	208,081	197,867

	$526,481	$543,767

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED
	March 31,
	2006	2005
	(UNAUDITED)
Net sales	$103,070	$95,095
Costs and expenses:
Database and production costs	25,725	26,027
Selling, general and administrative	54,079	45,166
Depreciation and amortization of operating assets	3,140	3,908
Amortization of intangible assets	4,637	4,404

Total operating costs and expenses	87,581	79,505

Operating income	15,489	15,590
Other expense, net:
Investment income	72	1,320
Other charges	(315)	—
Interest expense	(2,805)	(2,740)

Other expense, net	(3,048)	(1,420)

Income before income taxes	12,441	14,170
Income taxes	4,494	5,112

Net income	$7,947	$9,058

Basic earnings per share:
Basic earnings per share:	$0.15	$0.17

Weighted average shares outstanding:	53,866	53,797

Diluted earnings per share:
Diluted earnings per share:	$0.15	$0.17

Weighted average shares outstanding:	54,652	53,841

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	THREE MONTHS ENDED
	March 31,
	2006	2005
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,947	$9,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	3,140	3,908
Amortization of intangible assets	4,637	4,404
Amortization of deferred financing fees	132	177
Deferred income taxes	357	21
Non-cash stock compensation expense (benefit)	186	(289)
Non-cash 401(k) contribution in common stock	574	499
Loss (gain) on sale of assets and marketable securities	0	(1,320)
Non-cash other charges	318	—
Non-cash interest earned on notes from officers	(4)	—
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	17,153	6,306
List brokerage trade accounts receivable	7,645	594
Prepaid expenses and other assets	2,304	(3,483)
Deferred marketing costs	(995)	(1,048)
Accounts payable	523	(4,458)
List brokerage trade accounts payable	(7,226)	(422)
Income taxes receivable and payable, net	(6,454)	(1,715)
Accrued expenses and other liabilities	(12,172)	(1,487)

Net cash provided by operating activities	18,065	10,745

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of marketable securities	—	3,633
Purchase of marketable securities	—	(390)
Purchases of property and equipment	(2,548)	(1,161)
Acquisitions of businesses, net of cash acquired	(29)	(8,133)
Software development costs	(1,564)	(795)

Net cash used in investing activities	(4,141)	(6,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(139,602)	(19,718)
Proceeds from long-term debt	135,000	19,100
Deferred financing costs paid	(770)	(7)
Dividends paid	(12,385)	(10,646)
Proceeds from repayment of officer loan	1	—
Proceeds from exercise of stock options	11,231	1,263
Tax benefit related to employee stock options	2,104	—

Net cash used in financing activities	(4,421)	(10,008)

Effect of exchange rate fluctuations on cash	228	—

Net increase (decrease) in cash and cash equivalents	9,731	(6,109)
Cash and cash equivalents, beginning	792	10,404

Cash and cash equivalents, ending	$10,523	$4,295

Supplemental cash flow information:
Interest paid	$2,699	$2,615

Income taxes paid	$8,357	$6,287

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
     The Company suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.
     Reclassification. Certain reclassifications have been made to conform prior year data with the current year presentation in the consolidated financial statements and accompanying notes for comparative purposes. On the Consolidated Statements of Operations, our acquisition costs, non-cash compensation expense (benefit), restructuring charges and litigation settlement charges have been combined into selling, general and administrative expenses.
     Stock-Based Compensation. Prior to the January 1, 2006 adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized for Company-issued stock options. As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the Notes to Consolidated Financial Statements.
     Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: 1) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and 2) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized as expense over the requisite service period. See Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of share-based compensation.
2. EARNINGS PER SHARE INFORMATION
     The following table shows the amounts used in computing earnings per share (EPS) and the effect on the weighted average number of shares of dilutive common stock.

	Three Months Ended
	March 31,
	2006	2005
	(In Thousands)
Weighted average number of shares used in basic EPS	53,866	53,797
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	786	44

Weighted average number of shares outstanding used in diluted EPS	54,652	53,841

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
     The infoUSA Group and Donnelley Group reflect actual net sales, order production costs, identifiable direct sales and marketing costs. The remaining indirect costs are presented in corporate activities.
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
     Goodwill for the Donnelley Group segment increased from $261.5 million at March 31, 2005 to $269.8 million at March 31, 2006. The increase in goodwill is mainly due to the acquisition of Millard Group in November 2005.
     The Company has no intercompany sales or intercompany expense transactions. Accordingly, there are no adjustments necessary to eliminate amounts between the Company’s segments. The following table summarizes segment information:

	For The Three Months Ended March 31, 2006
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$38,069	$65,001	$—	$103,070
Operating income (loss)	10,804	27,157	(22,472)	15,489
Investment income	—	—	72	72
Other charges	—	—	(315)	(315)
Interest expense	—	—	(2,805)	(2,805)
Income (loss) before income taxes	10,804	27,157	(25,520)	12,441
Goodwill	41,907	269,837	—	311,744

	For The Three Months Ended March 31, 2005
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$37,869	$57,226	$—	$95,095
Operating income (loss)	12,247	23,019	(19,676)	15,590
Investment income	—	—	1,320	1,320
Interest expense	—	—	(2,740)	(2,740)
Income (loss) before income taxes	12,247	23,019	(21,096)	14,170
Goodwill	41,180	261,462	—	302,642

4. COMPREHENSIVE INCOME
     Comprehensive income, including the components of other comprehensive income, are as follows:

	For The Three
	Months Ended
	March 31,	March 31,
	2006	2005
	(In thousands)
Net income	$7,947	$9,058
Other comprehensive income:
Unrealized gain from investments:
Unrealized gains	155	1,934
Related tax expense	(56)	(696)

Net	99	1,238

Foreign currency translation adjustments:
Unrealized gains	719	658
Related tax expense	(259)	(237)

Net	460	421

Total other comprehensive income	559	1,659

Comprehensive income	$8,506	$10,717

     The components of accumulated other comprehensive income are as follows:

		Foreign		Accumulated
	Unrealized	Currency	Unrealized	Other
	Losses from	Translation	Losses	Comprehensive
	Pension Plan	Adjustments	from Investments	Loss
	(in thousands)
Balance at March 31, 2006	$(1,018)	$67	$(174)	$(1,125)

Balance at December 31, 2005	$(1,018)	$(392)	$(273)	$(1,683)

5. ACQUISITIONS
     On November 1, 2005, the Company acquired Millard Group, a provider of list brokerage and list management services. The total purchase price was $12.7 million, including acquisition related costs of $0.3 million. The purchase price for the acquisition has been preliminarily allocated to current assets of $30.1 million, property and equipment of $0.9 million, customer list of $3.7 million, tradenames of $0.8 million, other assets of $0.3 million, current liabilities of $27.7 million, other liabilities of $0.1 million and goodwill of $4.4 million, none of which will be deductible for income tax purposes. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Millard Group have been included in the Company’s financial statements since the date of acquisition.
     On January 31, 2005, the Company acquired @Once, a retention based email technology company. The total purchase price, including $0.3 million for acquisition costs, was $8.4 million, of which $7 million was paid at closing and $1.1 million was paid on March 29, 2005 after final calculation for working capital. The purchase price for the acquisition has been allocated to current assets of $1.5 million, property and equipment of $0.7 million, current liabilities of $0.4 million, and goodwill of $6.3 million, which will all be deductible for income tax purposes. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of @Once have been included in the Company’s financial statements since the date of acquisition.
     Assuming the acquisitions described above made during 2005 had been acquired on January 1, 2005 and included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and earnings per share would have been as follows:

	For the three months ended
	March 31,	March 31,
	2006	2005
	(In thousands, except per
	share amounts)
Net sales	$103,070	$99,729
Net income	$7,947	$8,443
Basic earnings per share	$0.15	$0.16
Diluted earnings per share	$0.15	$0.16
6. SHARE—BASED PAYMENT ARRANGEMENTS
     Stock options have been issued under two primary types of plans. The original plan grants options at the stock’s fair market value on the date of grant, vests over a four year period at 25% per year, and expires five years from date of grant. Options issued to directors under this plan vest immediately and expire five years from grant date. The most current plans vest over an eight year period and expire ten years from date of grant. Options under this plan are granted at 125% of the stock’s fair market value on the date of grant.
     Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.
     As a result of adopting SFAS 123R, the impact to the Consolidated Statements of Operations for the quarter ended March 31, 2006 on income before income taxes and net income was $0.2 million and no impact on basic and diluted earnings per share. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows. Upon the adoption of SFAS 123R, the excess tax benefits for those options are classified as financing cash inflows.
     The pro forma table below reflects net income and basic and diluted net income per share for the first quarter of fiscal 2005, had we applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

THREE MONTHS
ENDED
MARCH 31, 2005
Net income — as reported	$9,058
Less: Total share-based employee compensation expense determined under fair value based method, net of taxes	169

Net income — pro forma	$8,889
Basic earnings per share — as reported	0.17

Basic earnings per share — pro forma	0.17

Diluted earnings per share — as reported	0.17

Diluted earnings per share — pro forma	0.17

     Pro forma disclosure for the quarter ended March 31, 2006 is not presented because the amounts are recognized in the consolidated statements of operations in selling, general and administrative costs.
     The Company granted no stock options during the three-month period ended March 31, 2006 and granted 500,000 stock options during the three-month period ended March 31, 2005.
     The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Risk-free interest rate	N/A	4.5%
Expected dividend yield	N/A	2.06%
Expected volatility	N/A	64.81%
Expected term (in years)	N/A	7.0
     The risk-free interest rate assumptions were based on 10-year U.S Treasury note yields. The expected volatility was based on historical monthly price changes of the Company’s stock since April 1999. The expected term was the weighted average of the vesting period and the contractual term. The Company also considered historical exercise behavior.
     The following table summarizes Stock Option Plan activity for the three months ended March 31, 2006:

	Weighted		Weighted
	Average	Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value(in
	Shares	Price	Term	thousands
Outstanding beginning of period	3,777,969	$9.10
Granted	0	—
Exercised	(1,293,828)	8.36
Forfeited	0	—
Expired	(10,000)	7.00

Outstanding end of period	2,474,141	9.50	3.18	$8,600

Options exercisable at end of period	1,584,608	8.77	1.52	$6,664

     The weighted average fair value at the grant date for options issued during the three months ended March 31, 2005 was $5.22 per share. The total intrinsic value of share options exercised during the three months ended March 31, 2006 and 2005 was $5.8 million and $0.6 million, respectively. As of March 31, 2006 the total unrecognized compensation cost related to nonvested stock option awards was approximately $1.5 million and is expected to be recognized over a weighted average period of 1.85 years. As of March 31, 2006, 3.5 million shares were available for additional option grants.
7. RESTRUCTURING CHARGES
     During the three months ended March 31, 2006, the Company recorded restructuring charges of $891 thousand, which were included within the selling, general and administrative expense line item in the Consolidated Statements of Operations. The charges included $983 thousand for involuntary employee separation costs (severance) due to workforce reductions for 77 employees in administration, order production and sales. In addition a benefit of $92 thousand was recorded to adjust the estimate recorded in 2005 related to the restructuring of the Hill-Donnelly printing facilities, which included estimated costs for office space, equipment leases and raw material inventory. As of March 31, 2006, an accrual of $1,241 thousand was included in the accompanying consolidated balance sheets for severance costs remaining to be paid and an accrual of $18 thousand was included for the restructuring of the Hill-Donnelly printing facilities.
     During the three months ended March 31, 2005, the Company recorded restructuring charges of $703 thousand, which were included within the selling, general and administrative expense line item in the Consolidated Statements of Operations. The charges included $371 thousand for involuntary employee separation costs (severance) due to workforce reductions for 45 employees in administration, order production and sales. In addition $332 thousand was recorded for the restructuring of the Hill-Donnelly printing facilities, which includes costs for office space, equipment leases and raw material inventory. As of March 31, 2005, an accrual of $711 thousand was included in the accompanying consolidated balance sheet for severance costs remaining to be paid and an accrual of $331 thousand was included for the restructuring of the Hill-Donnelly printing facilities.

     The following table summarizes activity related to the restructuring charges recorded by the Company, including the liability accrual balances:

	Beginning	Amounts	Amounts From	Amounts	Ending
Period Ended	Accrual	Expensed	Acquisition	Paid	Accrual
	(In thousands)
March 31, 2006	$1,796	$891	$—	$1,428	$1,259
8. ACQUISITION COSTS
     The Company did not record any acquisition costs for the three months ended March 31, 2006, as compared to $354 thousand recorded for the same period in the prior year, for general and administrative expenses incurred in connection with the integration of acquired companies. These costs are not direct costs of acquisition and therefore cannot be capitalized as part of the purchase price. These costs are included within the selling, general and administrative expense line item in the Consolidated Statements of Operations.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and intangible assets consist of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Goodwill	$371,303	$372,460
Less accumulated amortization	59,559	59,012

	$311,744	$313,448
Other intangible assets:
Non-compete agreements	13,534	13,534
Core technology	13,839	13,753
Customer base	28,346	24,663
Trade names	20,118	19,272
Purchased data processing software	73,478	73,478
Acquired database costs	21,591	21,591
Perpetual software license agreement, net	1,133	1,333
Software development costs, net	7,705	7,289
Database development costs, net	2,519	1,993
Deferred financing costs	11,950	11,180

	194,213	188,086
Less accumulated amortization	141,386	136,818

	$52,827	$51,268

10. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Property and equipment	$155,042	$152,297
Less accumulated depreciation and amortization	106,511	103,767

	$48,531	$48,530

11. CONTINGENCIES
     The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company’s financial position, results of operations, or cash flows.
     In December 2001, the Company commenced a lawsuit against Naviant, Inc. (now known as BERJ, LLP) in the District Court for Douglas County, Nebraska, for breach of a database license agreement by Naviant. The Company sought recovery of minimum royalties due under that agreement in excess of $18 million. In its answer, Naviant alleged that the Company had breached the agreement. The District Court issued an order in January 2004 finding that Naviant, and not the Company, had breached the agreement, awarding the Company damages of $625,000, but denying the Company’s claim for additional damages. The Company appealed the order and in October 2005 the Court of Appeals affirmed the District Court’s determination that Naviant had breached the agreement, affirmed the award of $625,000 in damages, and remanded the case to the District Court for further proceedings on the Company’s claim for additional damages. The case is still pending before the District Court, and the Company is unable to estimate the amount that will be recovered by the Company in this matter. The Company is also pursuing related claims against the successor in interest to Naviant.
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
12. RELATED PARTY TRANSACTIONS
     The Company has retained the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. to provide certain legal services. Elliot Kaplan, a director of the Company, is a name partner and former Chairman of the Executive Board of Robins, Kaplan, Miller & Ciresi L.L.P. The Company paid a total of $123 thousand and $49 thousand to this law firm during the first quarter of 2006 and 2005, respectively.
     During the first quarter of 2006 no payments were made to Annapurna Corporation. During the first quarter of 2005, the Company paid $178 thousand to Annapurna Corporation primarily for the business use of the aircraft described below before it was sold to the Company. Annapurna is 100% owned by Mr. Gupta, the Company’s Chairman and Chief Executive Officer.
     In February 2005, the Company purchased from NetJets fractional ownership interest in one airplane at a total cost of $2.6 million. The fractional ownership interest in the airplane was previously owned by Annapurna, which who sold it to NetJets at the same time the Company made the purchase of the aircraft.
13. CREDIT FACILITY
     On February 14, 2006, the Company entered into an amended and restated $275 million Senior Secured Credit Facility (the “2006 Credit Facility”) administered by Wells Fargo Bank, N.A., replacing the Senior Secured Credit Facility originally entered into on March 25, 2004 (the “2004 Credit Facility”). The 2006 Credit Facility provides for a $175 million revolving line of credit with a maturity date in February 2011 and a $100 million term loan with a maturity date in February 2012. At February 14, 2006, the Company borrowed $100 million under the term loan and $21 million under the revolving line of credit to repay the 2004 Credit Facility. At March 31, 2006, the term loan had a balance of $99.8 million, bearing an interest rate of 6.39%, the revolving line of credit had a balance of $25 million, bearing an interest rate of 5.86%, and $152 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility.

ITEM 2.
infoUSA INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     This discussion and analysis contains statements, including without limitation statements in the discussion of comparative results of operations, accounting standards and liquidity and capital resources, which are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and are subject to the “safe harbor” created by those sections. The Company’s actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the company’s recent results or those projected in the forward-looking statements are described in “Factors that May Affect Operating Results” below. The Company assumes no obligation to update the forward-looking statements or such factors.
GENERAL
Company Profile
     infoUSA Inc. (the “Company” or “infoUSA” or “we”) uses the Internet under the brand names Salesgenie.com, SalesLeadsUSA.info, and Credit.net, as its primary vehicle to be the leading provider of sales leads and databases to millions of businesses in order for them to find new prospects and grow their sales. infoUSA compiles and updates over 12 databases under one roof in Omaha, Nebraska. Our customers include salespeople, small office/home office (“SOHO”) entrepreneurs, small and medium businesses, and Fortune 2000 corporations. Our database is also part of major directory assistance search firms like Yahoo!, Google, AOL, and in-car navigation companies. Most cars with GPS devices today use infoUSA databases because of the high accuracy of our business database. Databases compiled and continually updated are as follows:

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

Initiatives in 2006 include:
•	Continued migration from “one-time use” customers to “subscription-based” customers of our Internet based services called “Salesgenie.com, Credit.net, and SalesLeadsUSA.info”.

•	Continued improvements of the content and accuracy of our database. Adding more content, such as detailed business descriptions, more executives, hours of operation, credit cards accepted, UCC filings, URL address and other information.

•	Expand international business and executive databases.

•	Increase investments in merchandising, advertising and branding using the mass media, key word search, and banner advertising.
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
     For medium and small businesses, and individual salespeople, infoUSA employs a sales force of over 1,000 account executives to market and sell directly to these targets. We develop in-depth relationships and offer a “one-stop” sales solution for all their sales and marketing needs with Salesgenie.com.
     infoUSA employs several media options to grow and increase our market share including direct mail, print, outbound telemarketing, online keyword search engines, banner advertising, television, radio and e-mail marketing. Publications such as DM News, Target, Fortune, Forbes and Direct are a regular part of our marketing strategy, as well as local market newspapers and USA Today. In the first quarter of 2006, we have aggressively increased our spending on these traditional forms of advertising as well as national and local radio and television campaigns to further build brand and drive revenue for our premiere online subscription product, Salesgenie.com. With the launch of Salesgenie.ca in 2006, Canadian radio and television advertising will be added to our print and direct mail advertising. infoUSA intends to continue to advertise aggressively, occasionally focusing on specific vertical markets in response to market trends.
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
     Delivery of information via the Internet is the preferred method by our customers. We are investing in Internet technology to develop subscription-based new customer development services for businesses. The Internet has opened up brand new markets for our database products that are increasingly used by our customers for multiple applications. We will continue to use the Internet as the primary vehicle to provide new solutions to our existing customers and prospects. During the remainder of 2006 the Company will enhance its business database by increasing its data content for items such as detailed business descriptions, more executives, hours of operation, credit cards accepted, web site URLs, email addresses, and UCC and public filings. These additions will provide the customer with enhanced convenient Internet search and lookup tools. They will allow the end-user to perform “Smart Searches” using key words to find the most relevant results.
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

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2006	March 31, 2005
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales	100%	100%
Costs and expenses:
Database and production costs	25	27
Selling, general and administrative	53	48
Depreciation and amortization of operating assets	3	4
Amortization of intangible assets	4	5

Total costs and expenses	85	84

Operating income	15	16
Other expense, net	(3)	(1)

Income before income taxes	12	15
Income taxes	4	5

Net income	8%	10%

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2006	March 31, 2005
	(in thousands)
OTHER DATA:
SALES BY SEGMENT:
infoUSA Group	$38,069	$37,869
Donnelley Group	65,001	57,226

Total	$103,070	$95,095

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
infoUSA Group	37%	40%
Donnelley Group	63	60

Total	100%	100%

Net sales
     Net sales for the quarter ended March 31, 2006 were $103.1 million, an increase of 8% from $95.1 million for the same period in 2005. Net sales of the infoUSA Group segment for the quarter ended March 31, 2006 were $38.1 million, a 1% increase from $37.9 million for the same period in 2005. Revenue remained relatively flat for the infoUSA Group in total; however, the Subscription revenue increased over prior year for Salesgenie.com, SalesLeadsUSA.info and Credit.net, which was offset by a drop in revenue from the Reseller Group and Polk Directories. The infoUSA Group segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized businesses, small office and home office businesses and individual consumers. Customers purchase our information as custom lists or on a subscription basis primarily from the Internet. Sales of subscription-based products require the Company to recognize revenues over the subscription period instead of at the time of sale.
     Net sales of the Donnelley Group segment for the quarter ended March 31, 2006 were $65.0 million, a 14% increase from $57.2 million for the same period in 2005. This group showed healthy growth over last year through both acquisitions and through existing divisions.$4.5 million of the increase was a result of the acquisitions of Millard Group in November 2005 and @Once in January 2005. Donnelley Marketing, Catalog Vision, YesMail, Walter Karl, Edith Roman, OneSource, and Licensing and Sydication all showed increases in revenue which can be attributed to new management which are focusing on strengthening the sales force, and adding new customers. The Donnelley Group segment principally engages in the selling of data processing services, Web-based business and financial information products and services, licensed databases, database marketing solutions, e-mail marketing solutions and list brokerage and list management services to large companies. This segment includes the licensing of databases for Internet directory assistance services.
Database and production costs
     Database and production costs for the quarter ended March 31, 2006 were $25.7 million, or 25% of net sales, compared to $26.0 million, or 27% of net sales for the same period in 2005. The reduction of the cost as a percentage of revenue is due to successful integration of the previously mentioned acquisitions into the Company.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the quarter ended March 31, 2006 were $54.1 million, or 53% of net sales, compared to $45.2 million, or 48% of net sales for the same period in 2005. The increase in selling, general and administrative expenses principally relates to three items: the acquisitions of @Once and Millard Group; increased spending for the Company’s advertising campaigns through local radio, television, direct mail, print, outbound telemarketing, online keyword search engines, banner advertising, as well as newspapers and direct marketing publications; and increase in legal and consulting fees for the Dolphin and Cardinal matters.
     Effective for the quarter ended March 31, 2006, selling, general and administrative expenses include items previously recorded separately since these items were determined to no longer have a material impact on the Company’s Consolidated Statements of Operations. These include non-cash stock compensation expenses, restructuring costs, litigation settlement charges and acquisition costs. Prior quarter results have been reclassified to reflect this change.
     The Company adopted SFAS 123(R) during the quarter ended March 31, 2006, which requires measurement of compensation cost for all share-based payment awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS 123(R) resulted in a charge of $186 thousand for the quarter ended March 31, 2006. During the quarter ended March 31, 2005, the Company recorded a non-cash benefit of $289 thousand. This benefit was related to non-employee consulting agreements executed in previous years. See Note 6 of the Notes to Consolidated Financial Statements for further detail regarding the adoption of this new accounting standard.

Depreciation expense
     Depreciation expense for the quarter ended March 31, 2006 totaled $3.1 million, or 3% of net sales, compared to $3.9 million, or 4% of net sales for the same period in 2005. The decrease is due to certain assets becoming fully depreciated in various divisions.
Amortization expense
     Amortization expense for the quarter ended March 31, 2006 totaled $4.6 million, or 4% of net sales, compared to $4.4 million, or 5% of net sales for the same period in 2005.
Operating income
     Including the factors previously described, the Company had operating income of $15.5 million, or 15% of net sales during the quarter ended March 31, 2006, compared to operating income of $15.6 million, or 16% of net sales for the same period in 2005.
     Operating income for the infoUSA Group segment for the quarter ended March 31, 2006 was $10.8 million, or 28% of net sales for the infoUSA Group segment, as compared to $12.2 million, or 32% of net sales for the infoUSA Group segment for the same period in 2005. The decrease in operating income was a result of higher spending on advertising for our online subscription product, Salesgenie.com.
     Operating income for the Donnelley Group segment for the quarter ended March 31, 2006 was $27.2 million, or 42% of net sales for the Donnelley Group segment, as compared to $23.0 million, or 40% of net sales for the Donnelley Group segment for the same period in 2005. The increase was mainly due to the increase in revenue for our existing Donnelley Marketing divisions, combined with operating expenses for these same divisions remaining relatively flat.
Other expense, net
     Other expense, net was $3.0 million, or 3% of net sales, and $1.4 million, or 1% of net sales, for the quarters ended March 31, 2006 and 2005, respectively. Other expense, net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating expense of the Company.
     Interest expense was $2.8 million and $2.7 million for the quarters ended March 31, 2006 and 2005, respectively. Investment income was $0.1 million for the quarter ended March 31, 2006, and $1.3 million for the same period in 2005 as a result of a gain on sale of marketable securities sold in the open market during that period.
Income taxes
     A provision for income taxes of $4.5 million and $5.1 million was recorded during the quarters ended March 31, 2006 and 2005, respectively. The effective tax rate used for both periods was 36%.
Liquidity and Capital Resources
Overview
     On February 14, 2006, the Company entered into an amended and restated $275 million Senior Secured Credit Facility (the “2006 Credit Facility”) administered by Wells Fargo Bank, N.A., replacing the Senior Secured Credit Facility originally entered into on March 25, 2004 (the “2004 Credit Facility”). The 2006 Credit Facility provides for a $175 million revolving line of credit with a maturity date in February 2011 and a $100 million term loan with a maturity date in February 2012. At February 14, 2006, the Company borrowed $100 million under the term loan and $21 million under the revolving line of credit to repay the 2004 Credit Facility. At March 31, 2006, the term loan had a balance of $99.8 million, bearing an interest rate of 6.39%, the revolving line of credit had a balance of $23 million, bearing an interest rate of 5.86%, and $152 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility.
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
     The Company is subject to certain financial covenants in the 2006 Credit Facility, including minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on EBITDA (“Earnings before interest expense, income taxes, depreciation and amortization”), as adjusted, providing for adjustments to EBITDA for certain agreed upon items including non-operating gains (losses), other charges (gains), asset impairments, non-cash stock compensation expense and other items specified in the 2006 Credit Facility. The Company was in compliance with all restrictive covenants of the 2006 Credit Facility as of March 31, 2006.
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
Selected Consolidated Statements of Cash Flows Information
     As of March 31, 2006, the Company’s principal sources of liquidity included $152 million available under the Credit Facility. As of March 31, 2006, the Company had a working capital deficit of $53.9 million.
     Net cash provided by operating activities during the quarter ended March 31, 2006 totaled $18.1 million. This was mainly driven by large collections of accounts receivable for the Donnelley Group sales which were invoiced in the fourth quarter of 2005.
     Net cash used in investing activities during the quarter ended March 31, 2006 totaled $4.1 million. The current quarter outflow was mainly attributed to the Company spending $2.5 million for additions of property and equipment and $1.6 million for software and database development costs.
     Net cash used in financing activities during the quarter ended March 31, 2006 totaled $4.4 million. During the quarter ended March 31, 2006, the Company paid a cash dividend of $0.23 per common share. The dividend payments, totaling $12.4 million, were paid on February 21, 2006, to shareholders of record as of the close of business on February 6, 2006. In addition, the Company paid $5.0 million in principal payments on their Term Loan B prior to the Company amending and restating their 2004 Credit Facility on February 14, 2006. These payments were offset by the receipt of proceeds from employee stock option exercises, including the related tax benefit, during the period of $13.3 million.

Selected Consolidated Balance Sheet Information
     Cash and cash equivalents increased to $10.5 million at March 31, 2006 from $0.8 million at December 31, 2005. The increase was largely the result of proceeds received from the exercise of employee stock options during the quarter.
     Trade accounts receivable decreased to $35.7 million at March 31, 2006 from $52.7 million at December 31, 2005. The days sales outstanding (“DSO”) ratio for the quarter ended March 31, 2006 was 36 days compared to 49 days for the same period in 2005 due to the decrease of trade accounts receivable as a result of high collections of invoices that were invoiced in the fourth quarter of 2005 for several of the Company’s contractual customers.
     Deferred marketing costs increased to $3.8 million at March 31, 2006 from $2.9 million at December 31, 2005. The increase was the direct result of the Company’s increased spending during the quarter ended March 31, 2006 from the level of spending incurred during the latter half of 2005 on direct marketing costs that are subject to deferral and amortization.
     Income taxes payable decreased to $1.1 million at March 31, 2006 from $7.6 million at December 31, 2005. This decrease was a result of 2005 federal income tax payments made during the first quarter of 2006.
     Deferred revenue decreased to $76.1 million at March 31, 2006 from $86.1 million at December 31, 2005. This decrease was a result of revenue being recognized from fourth quarter 2005 invoices for various customers within the Donnelley Group.
     The Company’s long-term debt decreased to $143.4 million at March 31, 2006 from $148.0 million at December 31, 2005.
Off-Balance Sheet Arrangements
     Other than rents associated with facility leasing arrangements, the Company does not engage in off-balance sheet financing activities.
Accounting Standards
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” using the modified prospective approach. See Note 6 to the Consolidated Financial Statements for further detail regarding the adoption of this accounting standard.
     In February 2006, the Financial Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.
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
     As of March 31, 2006, we had total indebtedness of approximately $143.4 million. Substantially all of our assets are pledged as security under the terms of the Credit Facility.
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
     We provide marketing information and services to our customers in a variety of formats, including printed formats, magnetic media formats such as CD-Rom and DVD, and electronic media via the Internet. Advances in information technology may result in changing customer preferences for products and product delivery formats. If we do not successfully adapt our products and services to take advantage of changes in technology and customer preferences, our business, financial condition and results of operations would be adversely affected.
Our ability to increase our revenues will depend to some extent upon introducing new products and services, and if the marketplace does not accept these new products and services, our revenues may decline.
     To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance. We believe much of our future growth prospects will rest on our ability to continue to expand into newer products and services. Products and services that we plan to market in the future are in various stages of development. We cannot be assured that the marketplace will accept these products. If our current or potential customers are not willing to switch to or adopt our new products and services, our ability to increase revenues will be impaired.
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
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company has identified interest rate risk as the Company’s primary market risk exposure. The Company is exposed to significant future earnings and cash flow exposures from significant changes in interest rates as nearly all of the Company’s debt is at variable rates. If necessary, the Company could refinance the Company’s debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, each 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of approximately $2.0 million. At March 31, 2006, the fair value of the Company’s long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At March 31, 2006, the Company had long-term debt with a carrying value of $143.4 million and estimated fair value of approximately the same. The Company has no significant operations subject to risks of foreign currency fluctuations.
ITEM 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended March 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2006 the Company’s disclosure controls and procedures are effective.
(b) Changes in internal controls over financial reporting
     During the quarter ended March 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
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

infoUSA INC.
Date: May 9, 2006	/s/ Stormy L. Dean
Stormy L. Dean, Chief Financial Officer

INDEX TO EXHIBITS

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith