Form 10-Q
period 2006-06-30
INFOUSA INC
filed 2006-08-09
CIK 879437

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the — Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
55,319,013 shares of Common Stock at August 4, 2006

infoUSA INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$3,599	$792
Marketable securities	2,269	2,050
Trade accounts receivable, net of allowances of $1,652 and $1,292, respectively	38,572	52,693
List brokerage trade accounts receivable	49,345	50,384
Deferred income taxes	5,434	3,234
Prepaid expenses	5,660	5,386
Deferred marketing costs	3,713	2,853

Total current assets	108,592	117,392

Property and equipment, net	48,841	48,530
Goodwill	318,088	313,448
Intangible assets, net	49,812	51,268
Other assets	10,694	13,129

	$536,027	$543,767

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$5,296	$5,644
Accounts payable	15,719	12,958
List brokerage trade accounts payable	43,037	44,019
Accrued payroll expenses	19,509	18,973
Accrued expenses	4,473	6,955
Income taxes payable	435	7,550
Deferred revenue	75,087	86,080

Total current liabilities	163,556	182,179

Long-term debt, net of current portion	136,652	142,362
Deferred income taxes	21,061	19,769
Other liabilities	2,024	1,590

Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 55,408,173 shares issued and 55,300,311 outstanding at June 30, 2006 and 53,957,616 shares issued and 53,747,256 outstanding at December 31, 2005	138	135
Paid-in capital	125,660	110,420
Retained earnings	89,388	90,631
Treasury stock, at cost, 107,862 shares held at June 30, 2006 and 210,360 held at December 31, 2005	(673)	(1,297)
Notes receivable from officers	(345)	(339)
Accumulated other comprehensive loss	(1,434)	(1,683)

Total stockholders’ equity	212,734	197,867

	$536,027	$543,767

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2006	2005	2006	2005
	(UNAUDITED)		(UNAUDITED)
Net sales	$100,306	$93,736	$203,376	$188,831
Costs and expenses:
Database and production costs	26,473	26,945	52,198	52,973
Selling, general and administrative	58,321	47,166	112,400	92,332
Depreciation and amortization of operating assets	3,392	3,366	6,532	7,274
Amortization of intangible assets	4,595	4,469	9,232	8,873

Total operating costs and expenses	92,781	81,946	180,362	161,452

Operating income	7,525	11,790	23,014	27,379
Other expense, net:
Investment income	100	1,074	172	2,394
Other charges	(2)	—	(317)	—
Interest expense	(2,629)	(2,979)	(5,434)	(5,718)

Other expense, net	(2,531)	(1,905)	(5,579)	(3,324)

Income before income taxes	4,994	9,885	17,435	24,055
Income taxes	1,802	3,529	6,296	8,641

Net income	$3,192	$6,356	$11,139	$15,414

Basic earnings per share:
Basic earnings per share:	$0.06	$0.12	$0.20	$0.29

Weighted average shares outstanding:	55,255	54,021	54,564	53,859

Diluted earnings per share:
Diluted earnings per share:	$0.06	$0.12	$0.20	$0.29

Weighted average shares outstanding:	55,617	54,052	55,111	53,961

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	SIX MONTHS ENDED
	June 30,
	2006	2005
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,139	$15,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	6,532	7,274
Amortization of intangible assets	9,232	8,873
Amortization of deferred financing fees	266	305
Deferred income taxes	(2,688)	(664)
Non-cash stock compensation expense (benefit)	633	(289)
Non-cash 401(k) contribution in common stock	1,153	1,029
Gain on sale of assets and marketable securities	—	(2,289)
Non-cash other charges	318	—
Non-cash interest earned on notes from officers	(8)	—

Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	14,260	9,572
List brokerage trade accounts receivable	12,334	(2,604)
Prepaid expenses and other assets	1,667	(94)
Deferred marketing costs	(860)	(906)
Accounts payable	2,611	(4,708)
List brokerage trade accounts payable	(12,194)	2,242
Income taxes receivable and payable, net	(7,113)	(4,146)
Accrued expenses and other liabilities	(2,702)	2,226
Deferred revenue	(11,168)	1,966

Net cash provided by operating activities	23,412	33,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of marketable securities	—	5,611
Purchase of marketable securities	—	(3,907)
Purchases of property and equipment	(5,140)	(3,044)
Acquisitions of businesses, net of cash acquired	(5,988)	(8,688)
Software development costs	(4,280)	(2,878)

Net cash used in investing activities	(15,408)	(12,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(144,058)	(39,309)
Proceeds from long-term debt	138,000	26,100
Deferred financing costs paid	(770)	(7)
Dividends paid	(12,385)	(10,646)
Proceeds from repayment of notes receivable from officers	1	—
Tax benefit related to employee stock options	2,120	—
Proceeds from exercise of stock options	11,965	1,877

Net cash used in financing activities	(5,127)	(21,985)

Effect of exchange rate fluctuations on cash	(70)	—

Net increase (decrease) in cash and cash equivalents	2,807	(1,690)
Cash and cash equivalents, beginning	792	10,404

Cash and cash equivalents, ending	$3,599	$8,714

Supplemental cash flow information:
Interest paid	$5,193	$5,795

Income taxes paid	$13,851	$12,580

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
     Stock-Based Compensation. Prior to the January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized for Company-issued stock options. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the Notes to Consolidated Financial Statements.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In Thousands)
	2006	2005	2006	2005
Weighted average number of shares used in basic EPS	55,255	54,021	54,564	53,859
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	362	31	547	102

Weighted average number of shares outstanding used in diluted EPS	55,617	54,052	55,111	53,961

3. SEGMENT INFORMATION
     The Company currently reports financial information on two business segments.
     The infoUSA Group licenses its sales leads, mailing lists, databases, and other database marketing services to small and medium size businesses, entrepreneurs, professionals, and sales executives. This segment also includes the sale of subscription based products primarily from the Internet.
     The Donnelley Group provides licensing of the infoUSA database, direct marketing services, database marketing services, e-mail marketing services, list brokerage and list management services, and online interactive marketing services to large businesses, i.e. businesses with 1,000 or more employees.
     The infoUSA Group and Donnelley Group reflect actual net sales, order production costs, identifiable direct sales and marketing costs. The remaining indirect costs are presented in corporate activities.
     The Database and Technology Group, which is part of the Corporate Activities Group, includes the compilation and verification costs of our following proprietary databases:

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
     In addition, our databases include 25.8 million business and consumer UCC filings. The Corporate Activities Group also includes administrative functions of the Company and other identified gains (losses).
     The Company accounts for property and equipment on a consolidated basis. The Company’s property and equipment is shared by the Company’s business segments. Depreciation expense is recorded in corporate activities.
     Goodwill for the Donnelley Group segment increased from $262.0 million at June 30, 2005 to $276.2 million at June 30, 2006. The increase in goodwill is mainly due to the acquisition of Millard Group in November 2005 and Mokrynskidirect in June 2006.
     The following table summarizes segment information:

	For The Three Months Ended June 30, 2006
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$36,949	$63,357	$—	$100,306
Operating income (loss)	10,376	23,149	(26,000)	7,525
Investment income	—	—	100	100
Other charges	—	—	(2)	(2)
Interest expense	—	—	(2,629)	(2,629)
Income (loss) before income taxes	10,376	23,149	(28,531)	4,994
Goodwill	41,907	276,181	—	318,088

	For The Three Months Ended June 30, 2005
	InfoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$34,698	$59,038	$—	$93,736
Operating income (loss)	10,243	24,462	(22,915)	11,790
Investment income	—	—	1,074	1,074
Interest expense	—	—	(2,979)	(2,979)
Income (loss) before income taxes	10,243	24,462	(24,820)	9,885
Goodwill	41,181	262,038	—	303,219

	For The Six Months Ended June 30, 2006
	InfoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$75,018	$128,358	$—	$203,376
Operating income (loss)	21,180	50,306	(48,472)	23,014
Investment income	—	—	172	172
Other charges	—	—	(317)	(317)
Interest expense	—	—	(5,434)	(5,434)
Income (loss) before income taxes	21,180	50,306	(54,051)	17,435
Goodwill	41,907	276,181	—	318,088

	For The Six Months Ended June 30, 2005
	InfoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$72,567	$116,264	$—	$188,831
Operating income (loss)	22,490	47,481	(42,592)	27,379
Investment income	—	—	2,394	2,394
Interest expense	—	—	(5,718)	(5,718)
Income (loss) before income taxes	22,490	47,481	(45,916)	24,055
Goodwill	41,181	262,038	—	303,219
4. COMPREHENSIVE INCOME
     Comprehensive income, including the components of other comprehensive income (loss), are as follows:

	For The Three		For The Six
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net income	$3,192	$6,356	$11,139	$15,414
Other comprehensive income (loss):
Unrealized gain from investments:
Unrealized gains (losses)	(117)	(809)	38	1,125
Related tax benefit (expense)	42	291	(14)	(405)

Net	(75)	(518)	24	720

Foreign currency translation adjustments:

Unrealized gains (losses)	(366)	86	352	507
Related tax benefit (expense)	132	(31)	(127)	(183)

Net	(234)	55	225	324

Total other comprehensive income (loss)	(309)	(463)	249	1,044

Comprehensive income	$2,883	$5,893	$11,388	$16,458

     The components of accumulated other comprehensive income (loss) are as follows:

		Foreign		Accumulated
	Unrealized	Currency	Unrealized	Other
	Losses from	Translation	Losses from	Comprehensive
	Pension plan	Adjustments	Investments	Loss
	(in thousands)
Balance at June 30, 2006	$(1,018)	$(167)	$(249)	$(1,434)

Balance at December 31, 2005	$(1,018)	$(392)	$(273)	$(1,683)

5. ACQUISITIONS
     On June 1, 2006, the Company acquired Mokrynskidirect, a provider of list brokerage and list management services. The total purchase price of $6.6 million was preliminarily allocated to goodwill of $4.8 million. The remaining $1.8 million of the purchase price was the net result of current assets and property and equipment of $13.6 million, and current liabilities of $11.8 million, which were brought over from the Mokrynskidirect closing balance sheet. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Mokrynskidirect have been included in the Company’s financial statements since the date of acquisition.
     On November 1, 2005, the Company acquired Millard Group, a provider of list brokerage and list management services. The total purchase price was $14.2 million, of which $12.4 million was paid at closing and $1.5 million was paid in April 2006 after the final calculation for working capital. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Millard Group have been included in the Company’s financial statements since the date of acquisition.
     On January 31, 2005, the Company acquired @Once, a retention based email technology company. The total purchase price was $8.4 million, of which $7 million was paid at closing and $1.1 million was paid in March 2005 after final calculation for working capital. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of @Once have been included in the Company’s financial statements since the date of acquisition.
     Assuming the acquisitions described above made during 2005 and 2006 had been acquired on January 1, 2005 and included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and earnings per share would have been as follows:

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
	(unaudited)
Net sales	$101,994	$99,729	$207,916	$202,527
Net income	$2,681	$4,995	$10,566	$13,600
Basic earnings per share	$0.05	$0.09	$0.19	$0.25
Diluted earnings per share	$0.05	$0.09	$0.19	$0.25
6. SHARE–BASED PAYMENT ARRANGEMENTS
     Stock options have been issued under two primary types of plans. The most current type of plan vests over an eight year period and expires ten years from date of grant. Options under this plan are granted at 125% of the stock’s fair market value on the date of grant. The original plan grants options at the stock’s fair market value on the date of grant, vests over a four year period at 25% per year, and expires five years from date of grant. Options issued to directors under this plan vest immediately and expire five years from grant date.

     Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.
     As a result of adopting SFAS 123R, the impact to the quarter ended June 30, 2006 on income before income taxes and net income was $0.4 million and $0.3 million, respectively, and $0.01 impact on basic and diluted earnings per share. The impact to the six months ended June 30, 2006 on income before income taxes and net income was $0.6 million and $0.4 million, respectively, and $0.01 impact on basic and diluted earnings per share. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows. Upon the adoption of SFAS 123R, the excess tax benefits for those options are classified as financing cash inflows.
     The pro forma table below reflects net income and basic and diluted earnings per share had we applied the fair value recognition provisions of SFAS 123 during 2005 (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(in thousands, except per share amounts)

Net income, as reported	$6,356	$15,414
Less: Total stock-based employee compensation expense determined under fair value based method, net of taxes	127	296

Net income, pro forma	$6,229	$15,118

Earnings per share:
Basic earnings per share — as reported	$0.12	$0.29

Basic earnings per share — pro forma	$0.12	$0.28

Diluted earnings per share — as reported	$0.12	$0.29

Diluted earnings per share — pro forma	$0.12	$0.28

Pro forma disclosure for the quarter ended June 30, 2006 is not presented because the amounts are recognized in the consolidated statements of operations in selling, general and administrative costs.
     The Company granted no stock options during the six-month period ended June 30, 2006 and granted 500,000 stock options during the six-month period ended June 30, 2005.
     The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
Risk-free interest rate	N/A	4.42%
Expected dividend yield	N/A	1.71%
Expected volatility	N/A	76.99%
Expected term (in years)	N/A	7.5
     The risk-free interest rate assumptions were based on an average of the 7-year and 10-year U.S Treasury note yields at the date of grant. The expected volatility was based on historical daily price changes of the Company’s stock since April 2000. The expected term was based on the historical exercise behavior and the weighted average of the vesting period and the contractual term.

     The following table summarizes stock option plan activity for the six months ended June 30, 2006:

	Weighted		Weighted	Aggregate
	Average	Weighted	Average	Intrinsic Value
	Number of	Average	Remaining	at June 30,
	Options	Exercise	Contractual	2006
	Shares	Price	Term	(in thousands)
Outstanding beginning of period	3,777,969	$9.10
Granted	—	—
Exercised	(1,400,557)	8.25
Forfeited	(2,814)	6.00
Expired	(10,000)	7.00

Outstanding end of period	2,364,598	9.63	3.08	$2,863

Options exercisable at end of period	1,574,994	8.89	1.38	$2,238

The weighted average fair value at the grant date for options issued during the six months ended June 30, 2005 was $6.25 per share. The total intrinsic value of share options exercised during the six months ended June 30, 2006 and 2005 was $6.4 million and $0.9 million, respectively. As of June 30, 2006 the total unrecognized compensation cost related to nonvested stock option awards was approximately $2.5 million and is expected to be recognized over a weighted average period of 1.96 years. As of June 30, 2006, 3.5 million shares were available for additional option grants.
7. RESTRUCTURING CHARGES
     During the three months ended June 30, 2006, the Company recorded restructuring charges of $781 thousand for involuntary employee separation costs (severance) due to workforce reductions for 96 employees in administration, order production and sales. As of June 30, 2006, an accrual of $1.1 million was included in the accompanying consolidated balance sheet for severance costs remaining to be paid. During the six months ended June 30, 2006, the Company recorded restructuring costs totaling $1.7 million due to workforce reductions for 173 employees.
     During the three months ended June 30, 2005, the Company recorded restructuring charges of $917 thousand for involuntary employee separation costs (severance) due to workforce reductions for 57 employees in administration, order production and sales. As of June 30, 2005, an accrual of $1.1 million was included in the accompanying consolidated balance sheet for severance costs remaining to be paid and an accrual of $278 thousand was included for the restructuring of the Hill-Donnelly printing facilities. During the six months ended June 30, 2005, the Company recorded restructuring costs totaling $1.6 million which includes $1.3 million for severance for 102 employees and $332 thousand for the restructuring of the Hill-Donnelly printing facilities for office space, equipment leases and raw material inventory.
     The following table summarizes activity related to the restructuring charges recorded by the Company for the six months ended June 30, 2006 including the restructuring accrual balances:

	Beginning	Amounts	Amounts	Ending
	Accrual	Expensed	Paid	Accrual
	(in thousands)
Restructuring accrual	$1,796	$1,672	$2,407	$1,061

8. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and intangible assets consist of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Goodwill	$377,647	$372,460
Less accumulated amortization	59,559	59,012

	$318,088	$313,448

Other intangible assets:
Non-compete agreements	13,534	13,534
Core technology	13,839	13,753
Customer base	28,346	24,663
Trade names	20,119	19,272
Purchased data processing software	73,478	73,478
Acquired database costs	21,592	21,591
Perpetual software license agreement, net	933	1,333
Software development costs, net	8,891	7,289
Database development costs, net	3,047	1,993
Deferred financing costs	11,950	11,180

	195,729	188,086
Less accumulated amortization	145,917	136,818

	$49,812	$51,268

9. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Property and equipment	$157,642	$152,297
Less accumulated depreciation	108,801	103,767

	$48,841	$48,530

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
     In February 2006, Cardinal Value Equity Partners, L.P., which beneficially owns 6.1% of the Company’s stock, filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County, against certain directors of the Company, including Vinod Gupta, and the Company as a nominal defendant. The lawsuit was filed as a derivative action on behalf of the Company and as a class action on behalf of Cardinal Value Equity Partners, L.P. and other shareholders. The lawsuit asserts claims for breach of fiduciary duty and seeks an order that would require the Company to reinstate the special committee of directors. The special committee was formed to consider a proposal from Mr. Gupta to acquire the shares of the Company not owned by him and was dissolved in August 2005 following Mr. Gupta’s withdrawal of his proposal. The lawsuit also seeks an order awarding the Company and the class unspecified damages. In May 2006, Cardinal amended its complaint to add several new allegations and name two additional directors of the Company as defendants. The Company and the individual defendants have filed a motion with the Court seeking the dismissal of all claims. That motion has been fully briefed and is currently under consideration by the Court. The lawsuit is in the early stages and it is not yet possible to determine the ultimate outcome of this matter.
11. RELATED PARTY TRANSACTIONS
     The Company has retained the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. to provide certain legal services. Elliot Kaplan, a director of the Company, is a name partner and former Chairman of the Executive Board of Robins, Kaplan, Miller & Ciresi L.L.P. The Company paid a total of $205 thousand and $125 thousand to this law firm during the second quarter of 2006 and 2005, respectively. During the six months ended June 30, 2006 and 2005 the Company paid a total of $327 thousand and $173 thousand to this law firm, respectively.
     During the six months ended June 30, 2006, no payments were made to Annapurna Corporation. During the six months ended June 30, 2005, the Company paid $297 thousand to Annapurna Corporation primarily for the business use of the aircraft described below before it was sold to the Company. Annapurna is 100% owned by Mr. Gupta, the Company’s Chairman and Chief Executive Officer.
     In February 2005, the Company purchased from NetJets fractional ownership interest in one airplane at a total cost of $2.6 million. The fractional ownership interest in the airplane was previously owned by Annapurna, who sold it to NetJets at the same time the Company made the purchase of the aircraft.
12. CREDIT FACILITY
     At June 30, 2006, the term loan had a balance of $99.5 million, bearing an interest rate of 6.85%, the revolving line of credit had a balance of $23 million, bearing an interest rate of 6.6%, and $152 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility.

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
GENERAL
Company Profile
     infoUSA Inc. (the “Company” or “infoUSA” or “we”) is the leading provider of sales leads, mailing lists, database marketing services, e-mail marketing services and U.S. and international business databases to millions of businesses in order for them to find new prospects and grow their sales. infoUSA compiles and updates over 12 databases under one roof in Omaha, Nebraska. Our customers include salespeople, small office/home office (“SOHO”) entrepreneurs, small and medium businesses, Fortune 2000 corporations and international corporations. Our database is also part of major online directory assistance search firms like Yahoo!, Google, MSN, AOL, and in-car navigation companies. Most cars with GPS devices today use infoUSA databases because of the high accuracy of our business database. Databases compiled and continually updated are as follows:

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
• 600,000 Manufacturers
• 410,000 Big Businesses
• 1.5 Million Business Email Addresses
• 780,000 Medical Professionals
• 380,000 U.S. Houses of Worship
     In addition we collect 25.8 million business and consumer UCC filings.
     We employ over 650 full time people to compile and update the databases from thousands of public sources such as yellow pages, white pages, newspapers, incorporation records, real estate deed transfers, bankruptcy filings, UCC filings and various other sources. For the business database, we make over 20 million phone calls a year to verify the name of the owner or key executive, their address, number of employees, number of PC’s, fax numbers, e-mail addresses, hours of operation, credit cards accepted, URL address and other information. In addition, our database currently includes over 3 million pictures of businesses located in the top 100 cities in the United States.
     The databases change by roughly 65% per year. We spend over $50 million a year to update these databases and related database management systems. We believe that we have the finest and most accurate databases in the industry. We believe there is no other company that compiles and updates so many databases all under one roof.
     We have also developed proprietary software for direct marketing applications, database marketing applications, e-mail marketing applications, telemarketing applications, and other sophisticated analytics modeling applications. Our proprietary software helps businesses better understand their own customers, and helps them find more prospects so they can efficiently execute cross-selling to their own customers, and grow sales from new customers.
Initiatives in 2006 include:
•	Continued migration from “one-time use” customers to “subscription-based” customers of our Internet based services called “infoUSA.com, Salesgenie.com, Credit.net, SalesLeadsUSA.info, PolkCityDirectories.com and HillDonn.com”.

•	Continued improvements of the content and accuracy of our database. Adding more content, such as detailed business descriptions, more executives, hours of operation, credit cards accepted, UCC filings, URL address and other information.

•	Expand international business and executive databases.

•	Increase investments in merchandising, advertising and branding using the mass media, key word search, and banner advertising.

•	Company has taken store front pictures of 3 million plus businesses that are part of our Business Credit Report available on Credit.net.
     Sales & Marketing Strategy
     infoUSA has served over 4 million customers who access our information in the form of Internet subscription products (Salesgenie.com), business credit reports, sales leads, prospect lists, mailing labels, printed directories, 3 x 5 cards, computer diskettes and DVDs. Our information is used for lead generation, direct mail, telemarketing, credit decisions, market research, competitive analysis, and management of vendor relationships. For over 30 years, executives from Fortune 2000 companies, international companies, as well as small business owners and sales people have been using our information to find new customers and grow their sales.
     infoUSA offers a variety of sales channels for any size business. Donnelley Marketing, acquired in 1999, became the core business unit to support the Donnelley Group. Donnelley Marketing has been an industry leader since 1917. Made up of nine specialized selling companies, the Donnelley Group has a sales force of over 200 account executives. The Donnelley Group distributes databases and services to our Fortune 2000 clients and international corporations who have a sophisticated need for databases, database marketing, and e-mail marketing.
     For medium and small businesses, and individual salespeople, infoUSA employs a sales force of over 1,000 account executives to market and sell directly to these targets. We develop in-depth relationships and offer a “one-stop” sales solution for all their sales and marketing needs with Salesgenie.com.
     infoUSA employs several media options to grow and increase our market share including direct mail, print, outbound telemarketing, online keyword search engines, banner advertising, television, radio and e-mail marketing. Publications such as DM News, Target, Fortune, Forbes, Inc., Entrepreneur and Business 2.0 are a regular part of our marketing strategy, as well as local market newspapers and USA Today. In the second quarter of 2006, we continued our aggressive spending on these traditional forms of advertising as well as national and local radio and television campaigns to further build our brand name and drive revenue for our premiere online subscription product, Salesgenie.com. With the launch of Salesgenie.ca in 2006, Canadian radio and television advertising will be added to our print and direct mail advertising. infoUSA intends to continue to advertise aggressively to promote its valuable brand.
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

Salesgenie.com, Credit.net . . . Subscription Model
     In the past, infoUSA sold sales leads and mailing lists on an “as needed” basis. We realized that our customers needed this information every day so we developed an Internet based service called “Salesgenie.com” for the small business & SOHO market. This is an Internet based database delivery service. Salesgenie.com has a built-in contact management software and mapping ability. Currently, a small business can get all the sales leads, credit reports and mailing lists for only $300 per month per user. For additional users the charge is based on a tiered-pricing structure. This subscription product is designed for approximately 3.5 million small businesses, and 20 million sales people.
     Credit.net is a website offering low-cost business credit reports on 15.5 million U.S. and Canadian companies – virtually every business including small, privately-held companies, as well as large, publicly-held companies. Customers have the flexibility to purchase unlimited subscription or “pay-as-they-go” per report. Theses credit reports are used to make trade credit decisions, qualify prospects, check out suppliers, conduct competitive analysis, and perform sales prospecting.
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
Our Growth Strategy
     Our growth strategy continues to have multiple components. Our primary growth strategy is to improve our organic growth. This growth strategy has been validated in both the infoUSA Group and the Donnelley Group as we see continued success in replacing revenue from declining traditional direct marketing products and services to our subscription services. Subscription services increases our annual revenue per customer, assures greater multi-year revenue retention, and most importantly, provides greater value to our customers by providing Internet access to our content and customer acquisition and retention software tools.
     In addition to organic growth, we continue to believe our acquisition strategy is mission critical if we intend to maintain a market leader role in an industry which is evolving quickly. Acquiring companies with leading-edge technologies or market expertise is much more effective than entering new markets organically or attempting to build leading-edge technology internally. Additionally, we continue to seek strategic acquisitions to accelerate our momentum in the fastest growing segments .
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
     Delivery of information via the Internet is the preferred method by our customers. We are investing in Internet technology to develop subscription-based new customer development services for businesses. The Internet has opened up brand new markets for our database products that are increasingly used by our customers for multiple applications. We will continue to use the Internet as the primary vehicle to provide new solutions to our existing customers and prospects. During the remainder of 2006 the Company will enhance its business database by increasing its data content for items such as detailed business descriptions, more executives, hours of operation, credit cards accepted, web site URLs, email addresses, and UCC and public filings. These additions will provide the customer with enhanced convenient Internet search and lookup tools. They will allow the end-user to perform “Smart Searches” using key words to find the most relevant results. In addition, in the second quarter of 2006, the Company added an additional 1.6 million small businesses in the United Kingdom to its international databases.
     We have grown through more than 25 strategic acquisitions in the last ten years. These acquisitions have enabled us to acquire the requisite critical mass to compete over the long term in the direct marketing industry. During 2005, we acquired @Once, which allowed the Company to increase its presence in the retention based email marketing space, and Millard Group, a leader in the list brokerage industry. We will continue to use synergistic acquisitions to grow in the future. Most recently, we acquired

Mokrynskidirect, who also provide list brokerage and list management services.
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
     As the Company has enhanced its international databases, we are now aggressively going after high growth, emerging markets in Asia-Pacific, Western Europe, Australia, and South American regions. Using London as its international headquarters, the Company has sales offices in Hong Kong, New Delhi, Sydney, Singapore, and is in the process of opening sales offices in Mexico and South America. The Company plans to open more sales locations in France, Germany, Italy, Scandinavia, China, Japan, and South Korea. OneSource is currently the primary database application that will be offered in these international markets.
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to acquisitions.

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	100%	100%	100%	100%
Costs and expenses:
Database and production costs	26	28	26	28
Selling, general and administrative	58	50	55	49
Depreciation	3	4	3	4
Amortization	5	5	5	5

Total costs and expenses	92	87	89	86

Operating income	8	13	11	14
Other expense, net	(3)	(1)	(3)	(1)

Income before income taxes	5	12	8	13
Income taxes	2	5	3	5

Net income	3%	7%	5%	8%

OTHER DATA:

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)		(in thousands)
SALES BY SEGMENT:
infoUSA Group	$36,949	$34,698	$75,018	$72,567
Donnelley Group	63,357	59,038	128,358	116,264

Total	$100,306	$93,736	$203,376	$188,831

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
infoUSA Group	37%	37%	37%	38%
Donnelley Group	63	63	63	62

Total	100%	100%	100%	100%

Net sales
     Net sales for the quarter ended June 30, 2006 were $100.3 million, an increase of 7% from $93.7 million for the same period in 2005. Net sales for the six months ended June 30, 2006 were $203.4 million, an increase of 8% from $188.9 million for the same period in 2005.
     Net sales of the infoUSA Group segment for the quarter ended June 30, 2006 were $36.9 million, a 6% increase from $34.7 million for the same period in 2005. Net sales of the infoUSA Group segment for the six months ended June 30, 2006 were $75.0 million, a 3% increase from $72.6 million for the same period in 2005. The increase in net sales is principally due to the increase in revenue from subscription products, which includes Salesgenie.com, SalesLeadsUSA.info and Credit.net. The non-subscription divisions also experienced growth as a result of the pricing strategy in our reseller division implemented last year. This growth was offset by a decrease in the Polk City Directories division. The infoUSA Group segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. Customers purchase our information as custom lists or on a subscription basis primarily from the Internet. Sales of subscription-based products require the Company to recognize revenues over the subscription period instead of at the time of sale.
     Net sales of the Donnelley Group segment for the quarter ended June 30, 2006 were $63.4 million, a 7% increase from $59.0 million for the same period in 2005. Net sales of the Donnelley Group segment for the six months ended June 30, 2006 were $128.4 million, a 10% increase from $116.3 million for the same period in 2005. The Donnelley Group segment provides our proprietary databases, database marketing solutions, e-mail marketing solutions, list brokerage and list management services and online interactive marketing services to large companies in the United States, Canada and globally. This segment includes the licensing of databases to value added resellers.
Database and production costs
     Database and production costs for the quarter ended June 30, 2006 were $26.5 million, or 26% of net sales, compared to $26.9 million, or 28% of net sales for the same period in 2005. Database and production costs for the six months ended June 30, 2006 were $52.2 million, or 26% of net sales, compared to $53.0 million, or 28% of net sales for the same period in 2005. The reduction of the cost as a percentage of revenue is due to costs remaining relatively flat despite the increase in revenue for the Company. As data sales revenue in the infoUSA Group increases, database compilation costs associated with these sales remains relatively constant. Also the majority of the list brokerage and list management revenue from Millard Group and Mokrynskidirect does not come from the sale of infoUSA data and has very low production costs.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the quarter ended June 30, 2006 were $58.3 million, or 58% of net sales, compared to $47.2 million, or 50% of net sales for the same period in 2005. Selling, general and administrative expenses for the six months ended June 30, 2006 were $112.4 million, or 55% of net sales, compared to $92.3 million, or 49% of net sales for the same period in 2005. The increase in selling, general and administrative expenses principally relates to the increase in advertising and marketing costs for the subscription products, as well as costs incurred for the proxy contest. In addition, increased expenses resulted from the acquisitions of Millard Group and Mokrynskidirect whose selling, general and administrative expenses as a percentage of revenue are much higher than the Company as a whole.
     Effective in 2006, selling, general and administrative expenses include items previously recorded separately since these items were determined to no longer have a material impact on the Company’s consolidated statements of operations. These include non-cash stock compensation expenses, restructuring costs, litigation settlement charges and acquisition costs. Prior quarter results have been reclassified to reflect this change.
     The Company adopted SFAS 123(R) in January 2006, which requires measurement of compensation cost for all share-based payment awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS 123(R) resulted in a charge of $447 thousand for the quarter ended June 30, 2006, compared to $0 for the same period in the prior year. Non-cash stock compensation expense for the six months ended June 30, 2006 was $633 thousand, compared to a benefit of $289 thousand for the same period in the prior year. This benefit was related to non-employee consulting agreements executed in previous years. See Note 6 of the Notes to Consolidated Financial Statements for further detail regarding the adoption of this new accounting standard.
Depreciation expense
     Depreciation expense for the quarter ended June 30, 2006 totaled $3.4 million, or 3% of net sales, compared to $3.4 million, or 4% of net sales for the same period in 2005. Depreciation expense for the six months ended June 30, 2006 totaled $6.5 million, or 3% of net sales, compared to $7.3 million, or 4% of net sales for the same period in 2005. The decrease is due to several pieces of equipment acquired with the OneSource and Edith Roman acquisitions in previous years becoming fully depreciated.
Amortization expense
     Amortization expense for the quarter ended June 30, 2006 totaled $4.6 million, or 5% of net sales, compared to $4.5 million, or 5% of net sales for the same period in 2005. Amortization expense for the six months ended June 30, 2006 totaled $9.2 million, or 5% of net sales, compared to $8.9 million, or 5% of net sales for the same period in 2005.
Operating income
     Including the factors previously described, the Company had operating income of $7.5 million, or 8% of net sales during the quarter ended June 30, 2006, compared to operating income of $11.8 million, or 13% of net sales for the same period in 2005. For the six months ended June 30, 2006 the Company had operating income of $23.0 million, or 11% of net sales, compared to operating income of $27.4 million, or 14% of net sales for the same period in 2005. The decrease in operating income as a percentage of net sales is a result of the following items: 1) increased advertising and marketing costs related to the subscription products 2) the one-time proxy contest costs and 3) losses recorded for the Millard Group and Mokrynskidirect list brokerage acquisitions due to the seasonality of their businesses.
     Operating income for the infoUSA Group segment for the quarter ended June 30, 2006 was $10.4 million, or 28% of net sales for the segment, as compared to $10.2 million, or 30% of net sales for the segment for the same period in 2005. Operating income for the infoUSA Group for the six months ended June 30, 2006 was $21.2 million, or 28% of net sales for the segment, as compared to $22.5 million, or 31% of net sales for the segment for the same period in 2005. The decrease in operating income is principally due to the increased spending in advertising and marketing promoting the subscription products.
     Operating income for the Donnelley Group segment for the quarter ended June 30, 2006 was $23.1 million, or 37% of net sales for the segment, as compared to $24.5 million, or 41% of net sales for the segment for the same period in 2005. Operating income for the Donnelley Group for the six months ended June 30, 2006 was $50.3 million, or 39% of net sales for the segment, compared to $47.5 million, or 41% of net sales for the segment for the same period in 2005. The decrease in operating income as a percentage of net sales is principally due to operating losses recognized for the recently acquired Millard Group and Mokrynskidirect due to the seasonality of their businesses.

Other expense, net
     Other expense, net was $(2.5) million, or 3% of net sales, and $(1.9) million, or 1% of net sales, for the quarters ended June 30, 2006 and 2005, respectively. Other expense, net was $(5.6) million, or 3% of net sales, for the six months ended June 30, 2006, compared to $(3.3) million, or 1% for the same period in 2005. Other expense, net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating expense of the Company.
     Interest expense was $2.6 million and $3.0 million for the quarters ended June 30, 2006 and 2005, respectively, and $5.4 million and $5.7 million for the six months ended June 30, 2006, respectively. The decrease is principally due to the decrease in the credit facility balance as a result of debt repayment. Investment income was $0.1 million and $1.0 million, for the quarters ended June 30, 2006 and 2005, respectively. Investment income was $0.2 million and $2.4 million for the six months ended June 30, 2006 and 2005, respectively. During 2005 gains of $2.3 million were recorded on the sale of certain marketable securities.
Income taxes
     A provision for income taxes of $1.8 million and $3.5 million was recorded during the quarters ended June 30, 2006 and 2005, respectively, and $6.3 million and $8.6 million for the six months ended June 30, 2006 and 2005, respectively. The effective income tax rate used for all periods was 36%.
Liquidity and Capital Resources
Overview
     On February 14, 2006, the Company entered into an amended and restated $275 million Senior Secured Credit Facility (the “2006 Credit Facility”) administered by Wells Fargo Bank, N.A., replacing the Senior Secured Credit Facility originally entered into on March 25, 2004 (the “2004 Credit Facility”). The 2006 Credit Facility provides for a $175 million revolving line of credit with a maturity date in February 2011 and a $100 million term loan with a maturity date in February 2012. At February 14, 2006, the Company borrowed $100 million under the term loan and $21 million under the revolving line of credit to repay the 2004 Credit Facility. At June 30, 2006, the term loan had a balance of $99.5 million, bearing an interest rate of 6.85%, the revolving line of credit had a balance of $23 million, bearing an interest rate of 6.60%, and $152 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility.
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
     The Company is subject to certain financial covenants in the 2006 Credit Facility, including minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on EBITDA (“Earnings before interest expense, income taxes, depreciation and amortization”), as adjusted, providing for adjustments to EBITDA for certain agreed upon items including non-operating gains (losses), other charges (gains), asset impairments, non-cash stock compensation expense and other items specified in the 2006 Credit Facility. The Company was in compliance with all restrictive covenants of the 2006 Credit Facility as of June 30, 2006.
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

Selected Consolidated Statements of Cash Flows Information
     As of June 30, 2006, the Company’s principal sources of liquidity included $152 million available under the Credit Facility. As of June 30, 2006, the Company had a working capital deficit of $55.0 million.
     Net cash provided by operating activities during the six months ended June 30, 2006 totaled $23.4 million compared to $33.2 million for the same period in 2005. The lower cash inflow for the current period was mainly attributed to lower net income and change in deferred revenue. Deferred revenue decreased in the current year due to recognizing six months of the December 31, 2005 First Data Solutions license agreement early termination, which has a total contract value of $24 million. In addition, deferred revenue for OneSource decreased in the current year as annual contracts were recognized which were invoiced in the fourth quarter of 2005. This differs to the prior year since the Company’s December 31, 2004 deferred revenue balance for the OneSource acquisition purchase price allocation had been recorded in accordance with EITF Issue 01-03 “Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree”. As a result, deferred revenue was recorded at the fair value of the assumed liability for fulfillment of customer obligations plus a normal profit margin, which was less than the carrying value recorded by OneSource at the time of the acquisition.
     Net cash used in investing activities during the six months ended June 30, 2006 totaled $15.4 million, compared to $12.9 million for the same period in 2005. The current period outflow was mainly attributed to the Company spending $5.1 million for additions of property and equipment, which includes facility expansions and remodeling, and $4.3 million for software and database development costs. In addition, the current period includes the payment for the acquisition of Mokrynskidirect for $6.6 million, excluding the cash acquired of $2.1 million, as well as the Millard Group acquisition working capital adjustment of $1.4 million.
     Net cash used in financing activities during the six months ended June 30, 2006 totaled $5.1 million, compared to $22.0 million for the same period in 2005. During the six months ended June 30, 2006, the Company paid a cash dividend of $0.23 per common share. The dividend payments, totaling $12.4 million, were paid on February 21, 2006, to shareholders of record as of the close of business on February 6, 2006. In addition, the Company paid $5.0 million in principal payments on their Term Loan B prior to the Company amending and restating their 2004 Credit Facility on February 14, 2006. These payments were offset by the receipt of proceeds from employee stock option exercises, including the related tax benefit, during the period of $14.1 million.
Selected Consolidated Balance Sheet Information
     Trade accounts receivable decreased to $38.6 million at June 30, 2006 from $52.7 million at December 31, 2005. The days sales outstanding (“DSO”) ratio for the six months ended June 30, 2006 was 40 days compared to 46 days for the same period in 2005 due to the decrease of trade accounts receivable as a result of high collections of invoices that were invoiced in the fourth quarter of 2005 for several of the Company’s contractual customers.
     Deferred marketing costs increased to $3.7 million at June 30, 2006 from $2.9 million at December 31, 2005. The increase was the direct result of the Company’s increased spending during the six months ended June 30, 2006 from the level of spending incurred during the latter half of 2005 on direct marketing costs that are subject to deferral and amortization.
     Income taxes payable decreased to $0.4 million at June 30, 2006 from $7.6 million at December 31, 2005. This decrease was a result of 2005 federal income tax payments made during the first six months of 2006.
     Deferred revenue decreased to $75.1 million at June 30, 2006 from $86.1 million at December 31, 2005. This decrease was a result of revenue being recognized from fourth quarter 2005 invoices for various customers within the Donnelley Group during the first six months of 2006.
     The Company’s long-term debt decreased to $141.9 million at June 30, 2006 from $148.0 million at December 31, 2005 due to credit facility debt repayments and capital lease payments made during the first six months of 2006.
Off-Balance Sheet Arrangements
     Other than rents associated with facility leasing arrangements, the Company does not engage in off-balance sheet financing activities.

Accounting Standards
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” using the modified prospective approach. See Note 6 to Consolidated Financial Statements for further detail regarding the adoption of this accounting standard.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact FIN 48 will have on our consolidated financial statements.
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
     As of June 30, 2006, we had total indebtedness of approximately $141.9 million. Substantially all of our assets are pledged as security under the terms of the Credit Facility.
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
     Our business strategy includes continued growth through acquisitions of complementary products, technologies or businesses. We have made over 25 acquisitions since 1996 and completed the integration of these acquisitions into our existing business, with the exception of Mokrynskidirect recently acquired during 2006. We continue to evaluate strategic opportunities available to us and intend to pursue opportunities that we believe fit our business strategy. Acquisitions of companies, products or technologies may result in the diversion of management’s time and attention from day-to-day operations of our business and may entail numerous other risks, including difficulties in assimilating and integrating acquired operations, databases, products, corporate cultures and personnel, potential loss of key employees of acquired businesses, difficulties in applying our internal controls to acquired businesses, and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent our efforts to integrate future acquisitions fail, our business, financial condition and results of operations would be adversely affected.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company has identified interest rate risk as the Company’s primary market risk exposure. The Company is exposed to significant future earnings and cash flow exposures from significant changes in interest rates as nearly all of the Company’s debt is at variable rates. If necessary, the Company could refinance the Company’s debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, each 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of approximately $2.0 million. At June 30, 2006, the fair value of the Company’s long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At June 30, 2006, the Company had long-term debt with a carrying value of $141.9 million and estimated fair value of approximately the same. The Company has no significant operations subject to risks of foreign currency fluctuations.

ITEM 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended June 30, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2006 the Company’s disclosure controls and procedures are effective.
(b) Changes in internal controls over financial reporting
     During the quarter ended June 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2006 Annual Meeting of Stockholders of the Company was held on May 26, 2006. At the Annual Meeting, the stockholders voted on the following matters:
1.	The stockholders elected the following persons to serve as directors of the Company for a term of three years, expiring in 2009:

Vinod Gupta	FOR:	25,870,053	WITHHELD:	634,973
Dr. George F. Haddix	FOR:	25,898,687	WITHHELD:	606,339
Dr. Vasant Raval	FOR:	26,168,174	WITHHELD:	336,852
     The following persons were nominated for election as directors, but were not elected:

Malcolm M. Aslin	FOR:	24,485,435	WITHHELD:	12,279
Karl L. Meyer	FOR:	24,474,989	WITHHELD:	22,725
Robert A. Trevisani	FOR:	24,474,989	WITHHELD:	22,725
     The terms of office of the following directors continued after the Annual Meeting:

Terms expiring in 2007: Terms expiring in 2008:	Bill L. Fairfield, Anshoo Gupta and Elliot S. Kaplan Martin F. Kahn, Bernard W. Reznicek and Dennis P. Walker
2.	The stockholders also voted on a stockholder proposal to amend the Company’s bylaws to limit the discretion of the Board of Directors to fill vacancies on the Board. The stockholder proposal was not approved. The voting on the stockholder proposal was as follows:

FOR:	24,518,113	AGAINST:	26,349,602	ABSTAIN:	135,024
ITEM 5.
OTHER INFORMATION
On August 4, 2006, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 4, 2006, by and among the Company, Spirit Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Opinion Research Corporation, a Delaware corporation (“Opinion Research”). The Merger Agreement provides that, at the closing, Merger Sub will be merged with and into Opinion Research, and each outstanding share of common stock of Opinion Research will be converted into the right to receive $12.00 per share in cash, without interest. As a result of the merger, Opinion Research will become a wholly-owned subsidiary of the Company. The Company will finance the transaction with cash on hand and borrowings under its existing credit facility. The transaction, which is expected to close in the fourth quarter of 2006, is subject to customary closing conditions and the approval of the stockholders of Opinion Research. Additional information regarding the transaction is included in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 8, 2006.
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

infoUSA INC
Date: August 9, 2006	/s/ Stormy L. Dean
Stormy L. Dean, Chief Financial Officer

INDEX TO EXHIBITS

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith