Form 10-Q
period 2006-09-30
INFOUSA INC
filed 2006-11-09
CIK 879437

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the — Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
55,417,478 shares of Common Stock at November 3, 2006

infoUSA INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$3,991	$792
Marketable securities	3,122	2,050
Trade accounts receivable, net of allowances of $1,495 and $1,292, respectively	36,656	52,693
List brokerage trade accounts receivable	64,776	50,384
Deferred income taxes	5,128	3,234
Prepaid expenses	6,343	5,386
Deferred marketing costs	3,635	2,853

Total current assets	123,651	117,392

Property and equipment, net	50,130	48,530
Goodwill	320,492	313,448
Intangible assets, net	48,190	51,268
Other assets	12,044	13,129

	$554,507	$543,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,486	$5,644
Accounts payable	16,217	12,958
List brokerage trade accounts payable	54,624	44,019
Accrued payroll expenses	22,991	18,973
Accrued expenses	3,967	6,955
Income taxes payable	3,834	7,550
Deferred revenue	67,054	86,080

Total current liabilities	173,173	182,179

Long-term debt, net of current portion	132,334	142,362
Deferred income taxes	21,266	19,769
Other liabilities	2,016	1,590

Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 55,409,476 shares issued and 55,363,264 shares outstanding at September 30, 2006 and 53,957,616 shares issued and 53,747,256 shares outstanding at December 31, 2005	138	135
Paid-in capital	126,111	110,420
Retained earnings	100,536	90,631
Treasury stock, at cost, 46,212 shares held at September 30, 2006 and 210,360 shares held at December 31, 2005	(295)	(1,297)
Notes receivable from officers	—	(339)
Accumulated other comprehensive loss	(772)	(1,683)

Total stockholders’ equity	225,718	197,867

	$554,507	$543,767

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2006	2005	2006	2005
	(UNAUDITED)		(UNAUDITED)
Net sales	$106,384	$95,536	$309,760	$284,367
Costs and expenses:
Database and production costs	26,519	26,381	78,717	79,354
Selling, general and administrative	54,050	46,628	166,450	138,960
Depreciation and amortization of operating assets	3,540	2,717	10,072	9,991
Amortization of intangible assets	2,307	4,596	11,539	13,469

Total operating costs and expenses	86,416	80,322	266,778	241,774

Operating income	19,968	15,214	42,982	42,593
Other expense, net:
Investment income	196	400	368	2,794
Other income (charges)	121	56	(196)	56
Interest expense	(2,887)	(3,003)	(8,321)	(8,721)

Other expense, net	(2,570)	(2,547)	(8,149)	(5,871)

Income before income taxes	17,398	12,667	34,833	36,722
Income taxes	6,250	4,578	12,546	13,219

Net income	$11,148	$8,089	$22,287	$23,503

Basic earnings per share:
Basic earnings per share:	$0.20	$0.15	$0.41	$0.44

Weighted average shares outstanding:	55,331	54,132	54,822	53,878

Diluted earnings per share:
Diluted earnings per share:	$0.20	$0.15	$0.40	$0.44

Weighted average shares outstanding:	55,425	54,169	55,177	54,029

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	NINE MONTHS ENDED
	September 30,
	2006	2005
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,287	$23,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	10,072	9,991
Amortization of intangible assets	11,539	13,469
Amortization of deferred financing fees	389	432
Deferred income taxes	(2,576)	(1,976)
Non-cash stock option compensation expense (benefit)	906	(289)
Non-cash 401(k) contribution in common stock	1,700	1,427
Gain on sale of assets and marketable securities	—	(2,626)
Non-cash other charges	318	—
Non-cash interest earned on notes from officers	(11)	—
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	16,144	13,478
List brokerage trade accounts receivable	(2,779)	(5,410)
Prepaid expenses and other assets	(366)	(1,093)
Deferred marketing costs	(782)	(148)
Accounts payable	3,071	(8,031)
List brokerage trade accounts payable	(825)	3,965
Income taxes receivable and payable, net	(3,714)	(1,552)
Accrued expenses and other liabilities	277	2,562
Deferred revenue	(19,201)	(1,524)

Net cash provided by operating activities	36,449	46,178

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of marketable securities	536	8,161
Purchase of marketable securities	(41)	(4,244)
Purchases of property and equipment	(8,979)	(4,110)
Acquisitions of businesses, net of cash acquired	(8,407)	(8,778)
Software development costs	(6,008)	(4,131)

Net cash used in investing activities	(22,899)	(13,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(163,752)	(54,293)
Proceeds from long-term debt	152,566	26,278
Deferred financing costs paid	(839)	(7)
Dividends paid	(12,385)	(10,646)
Proceeds from repayment of notes receivable from officers	350	—
Tax benefit related to employee stock options	2,119	—
Proceeds from exercise of stock options	11,975	2,391

Net cash used in financing activities	(9,966)	(36,277)

Effect of exchange rate fluctuations on cash	(385)	—

Net increase (decrease) in cash and cash equivalents	3,199	(3,201)
Cash and cash equivalents, beginning	792	10,404

Cash and cash equivalents, ending	$3,991	$7,203

Supplemental cash flow information:
Interest paid	$7,935	$8,670

Income taxes paid	$16,729	$16,030

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
     Reclassification. Certain reclassifications have been made to conform prior year data with the current year presentation in the consolidated financial statements and accompanying notes for comparative purposes. On the consolidated statements of operations, acquisition costs, non-cash compensation expense (benefit), restructuring charges and litigation settlement charges have been combined into selling, general and administrative expenses.
     Stock-Based Compensation. Prior to the January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled or exceeded the market price on the date of grant, no compensation expense was recognized for Company-issued stock options. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the Notes to Consolidated Financial Statements.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In thousands)
	2006	2005	2006	2005
Weighted average number of shares used in basic EPS	55,331	54,132	54,822	53,878
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	94	37	355	151

Weighted average number of shares outstanding used in diluted EPS	55,425	54,169	55,177	54,029

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
     The Database and Technology Group, which is part of the Corporate Activities Group, includes the compilation and verification costs of our following proprietary databases:

	Business Databases		Consumer Databases
•	15 Million U.S. and Canadian Businesses	•	205 Million Consumers
•	12.5 Million Executives and Professionals	•	129 Million Households
•	5.6 Million Small Business Owners	•	75 Million Homeowners
•	5 Million Business Addresses with Color Photos	•	15 Million New Movers Per Year
•	2.6 Million Brand New Businesses	•	3 Million New Homeowners Per Year
•	3.6 Million Yellow page Advertisers	•	1.7 Million Bankruptcies
•	1.7 Million Bankruptcy Filers	•	129 Million Occupants
•	900,000 Global Businesses and 2 Million Executives	•	130 Million Consumer Email Addresses
•	600,000 Manufacturers
•	410,000 Big Businesses
•	1.5 Million Business Email Addresses
•	780,000 Medical Professionals
•	380,000 U.S. Houses of Worship
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
     The following table summarizes segment information:

	For The Three Months Ended September 30, 2006
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$37,845	$68,539	$—	$106,384
Operating income (loss)	13,730	29,110	(22,872)	19,968
Investment income	—	—	196	196
Other income	—	—	121	121
Interest expense	—	—	(2,887)	(2,887)
Income (loss) before income taxes	13,730	29,110	(25,442)	17,398
Goodwill	50,349	270,143	—	320,492

	For The Three Months Ended September 30, 2005
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$35,312	$60,224	$—	$95,536
Operating income (loss)	12,920	26,585	(24,291)	15,214
Investment income	—	—	400	400
Other income	—	—	56	56
Interest expense	—	—	(3,003)	(3,003)
Income (loss) before income taxes	12,920	26,585	(26,838)	12,667
Goodwill	49,596	253,625	—	303,221

	For The Nine Months Ended September 30, 2006
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$112,861	$196,899	$—	$309,760
Operating income (loss)	35,139	79,186	(71,343)	42,982
Investment income	—	—	368	368
Other charges	—	—	(196)	(196)
Interest expense	—	—	(8,321)	(8,321)
Income (loss) before income taxes	35,139	79,186	(79,492)	34,833
Goodwill	50,349	270,143	—	320,492

	For The Nine Months Ended September 30, 2005				`}
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$107,879	$176,488	$—	$284,367
Operating income (loss)	35,333	74,274	(67,014)	42,593
Investment income	—	—	2,794	2,794
Other income	—	—	56	56
Interest expense	—	—	(8,721)	(8,721)
Income (loss) before income taxes	35,333	74,274	(72,885)	36,722
Goodwill	49,596	253,625	—	303,221

4. COMPREHENSIVE INCOME
     Comprehensive income, including the components of other comprehensive income (loss), are as follows:

	For The Three		For The Nine
	Months Ended		Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net income	$11,148	$8,089	$22,287	$23,503
Other comprehensive income (loss):
Unrealized gain (loss) from investments:
Unrealized gains (losses)	1,347	(594)	1,384	531
Related tax benefit (expense)	(485)	214	(497)	(191)

Net	862	(380)	887	340

Foreign currency translation adjustments:
Unrealized gains (losses)	(314)	22	39	528
Related tax benefit (expense)	113	(8)	(15)	(190)

Net	(201)	14	24	338

Total other comprehensive income (loss)	661	(366)	911	678

Comprehensive income	$11,809	$7,723	$23,198	$24,181

     The components of accumulated other comprehensive income (loss) are as follows:

		Foreign		Accumulated
	Unrealized	Currency	Unrealized	Other
	Losses from	Translation	Gains (Losses)	Comprehensive
	Pension plan	Adjustments	From Investments	Loss
	(in thousands)
Balance at September 30, 2006	$(1,018)	$(368)	$614	$(772)

Balance at December 31, 2005	$(1,018)	$(392)	$(273)	$(1,683)

5. ACQUISITIONS
     On June 1, 2006, the Company acquired Mokrynskidirect, a provider of list brokerage and list management services. The total purchase price, including $0.1 million in acquisition costs, was $8.6 million, of which $6.6 million was paid at closing and $1.9 million was paid in August 2006 after the final calculation for working capital. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Mokrynskidirect have been included in the Company’s financial statements since the date of acquisition.
     On November 1, 2005, the Company acquired Millard Group, a provider of list brokerage and list management services. The total purchase price, including $0.3 million in acquisition costs, was $14.2 million, of which $12.4 million was paid at closing and $1.5 million was paid in April 2006 after the final calculation for working capital. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Millard Group have been included in the Company’s financial statements since the date of acquisition.
     On January 31, 2005, the Company acquired @Once, a retention based email technology company. The total purchase price, including $0.3 million in acquisition costs, was $8.4 million, of which $7 million was paid at closing and $1.1 million was paid in March 2005 after final calculation for working capital. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of @Once have been included in the Company’s financial statements since the date of acquisition.

     Assuming the acquisitions described above made during 2005 and 2006 had been acquired on January 1, 2005 and included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and earnings per share would have been as follows:

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
	(unaudited)
Net sales	$106,384	$100,523	$314,300	$303,050
Net income	$11,148	$9,225	$21,714	$22,824
Basic earnings per share	$0.20	$0.17	$0.40	$0.42
Diluted earnings per share	$0.20	$0.17	$0.39	$0.42
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
     As a result of adopting SFAS 123R, the impact to the quarter ended September 30, 2006 on income before income taxes and net income was $0.3 million and $0.2 million, respectively, and no impact on basic and diluted earnings per share. The impact to the nine months ended September 30, 2006 on income before income taxes and net income was $0.9 million and $0.6 million, respectively, and $0.01 impact on basic and diluted earnings per share. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows. Upon the adoption of SFAS 123R, the excess tax benefits for those options are classified as financing cash inflows.
     The pro forma table below reflects net income and basic and diluted earnings per share had we applied the fair value recognition provisions of SFAS 123 during 2005 (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
	(in thousands, except per share amounts)
Net income, as reported	$8,089	$23,503
Less: Total stock-based employee compensation expense determined under fair value based method, net of taxes	96	392

Net income, pro forma	$7,993	$23,111

Earnings per share:
Basic earnings per share — as reported	$0.15	$0.44

Basic earnings per share — pro forma	$0.15	$0.43

Diluted earnings per share — as reported	$0.15	$0.44

Diluted earnings per share — pro forma	$0.15	$0.43

     Pro forma disclosure for the quarter ended September 30, 2006 is not presented because the amounts are recognized in the consolidated statements of operations in selling, general and administrative costs.
     The Company granted no stock options during the nine-month period ended September 30, 2006 and granted 500,000 stock options during the nine-month period ended September 30, 2005.

The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
Risk-free interest rate	Not Applicable	4.42%
Expected dividend yield	Not Applicable	1.71%
Expected volatility	Not Applicable	76.99%
Expected term (in years)	Not Applicable	7.5
     The risk-free interest rate assumptions were based on an average of the 7-year and 10-year U.S Treasury note yields at the date of grant. The expected volatility was based on historical daily price changes of the Company’s stock since April 2000. The expected term was based on the historical exercise behavior and the weighted average of the vesting period and the contractual term.
     The following table summarizes stock option plan activity for the nine months ended September 30, 2006:

	Weighted		Weighted	Aggregate
	Average	Weighted	Average	Intrinsic Value at
	Number of	Average	Remaining	September 30,
	Options	Exercise	Contractual	2006
	Shares	Price	Term	(in thousands)
Outstanding beginning of period	3,777,969	$9.10
Granted	—	—
Exercised	(1,401,860)	8.25
Forfeited	(13,441)	7.58
Expired	(16,000)	7.28

Outstanding end of period	2,346,668	9.64	2.81	$432

Options exercisable at end of period	1,629,382	8.86	1.13	$370

The weighted average fair value at the grant date for options issued during the nine months ended September 30, 2005 was $6.25 per share. The total intrinsic value of share options exercised during the nine months ended September 30, 2006 and 2005 was $6.4 million and $1.3 million, respectively. As of September 30, 2006 the total unrecognized compensation cost related to nonvested stock option awards was approximately $2.2 million and is expected to be recognized over a remaining weighted average period of 1.92 years. As of September 30, 2006, 3.5 million shares were available for additional option grants.
7. RESTRUCTURING CHARGES
     During the three months ended September 30, 2006, the Company recorded restructuring charges of $0.9 million for involuntary employee separation costs (severance) due to workforce reductions for 71 employees in administration, order production and sales. As of September 30, 2006, an accrual of $1.1 million was included in the accompanying consolidated balance sheet for severance costs remaining to be paid. During the nine months ended September 30, 2006, the Company recorded restructuring costs totaling $2.6 million due to workforce reductions for 244 employees.
     During the three months ended September 30, 2005, the Company recorded restructuring charges of $0.9 million. The charges included $0.9 million for involuntary employee separation costs (severance) due to workforce reductions for 41 employees in administration, order production and sales. As of September 30, 2005, an accrual of $1.2 million was included in the accompanying consolidated balance sheet for severance costs remaining to be paid and an accrual of $0.2 million was included for the restructuring of the Hill-Donnelly printing facilities. During the nine months ended September 30, 2005, the Company recorded restructuring costs totaling $2.5 million which includes $2.2 million for severance due to workforce reductions for 143 employees and $0.3 million for the restructuring of the Hill-Donnelly printing facilities for office space, equipment leases and raw material inventory.

     The following table summarizes activity related to the restructuring charges recorded by the Company for the nine months ended September 30, 2006 including the restructuring accrual balances:

	Beginning
	Accrual	Amounts	Amounts	Amounts	Ending
	(in thousands)	Expensed	From Acquisitions	Paid	Accrual
Restructuring accrual	$1,796	$2,609	$338	$2,934	$1,133

8. GOODWILL AND INTANGIBLE ASSETS
     Goodwill and intangible assets consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Goodwill	$380,051	$372,460
Less accumulated amortization	59,559	59,012

	$320,492	$313,448

Other intangible assets:
Non-compete agreements	$13,534	$13,534
Core technology	13,839	13,753
Customer base	28,346	24,663
Trade names	20,119	19,272
Purchased data processing software	73,478	73,478
Acquired database costs	21,591	21,591
Perpetual software license agreement, net	733	1,333
Software development costs, net	9,288	7,289
Database development costs, net	3,389	1,993
Deferred financing costs	12,019	11,180

	196,336	188,086
Less accumulated amortization	148,146	136,818

	$48,190	$51,268

9. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Property and equipment	$161,384	$152,297
Less accumulated depreciation	111,254	103,767

	$50,130	$48,530

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
     In February 2006, Cardinal Value Equity Partners, L.P., which beneficially owns 6.1% of the Company’s stock, filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County, against certain directors of the Company, and the Company as a nominal defendant. The lawsuit was filed as a derivative action on behalf of the Company and as a class action on behalf of Cardinal Value Equity Partners, L.P. and other shareholders. The lawsuit asserted claims for breach of fiduciary duty and sought an order requiring the Company to reinstate the special committee of directors. The special committee had been formed in June 2005 to consider a then-pending proposal by Vinod Gupta to acquire the shares of the Company not owned by him and was dissolved in August 2005 after Mr. Gupta withdrew that proposal. The lawsuit also sought an order awarding the Company and the class unspecified damages. In May 2006, Cardinal amended its complaint to add several new allegations and named two additional directors of the Company as defendants. The Company and the individual defendants filed a motion to dismiss the lawsuit. On October 17, 2006, the Court granted that motion and dismissed the lawsuit without prejudice. The Court’s order permits Cardinal to file an amended complaint within 60 days of the order.
     In October 2006, Dolphin Limited Partnership I, L.P., Dolphin Financial Partners, L.L.C. and Robert Bartow filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County, against the current directors of the Company, and two former directors of the Company, and the Company as a nominal defendant. The lawsuit was filed as a derivative action on behalf of the Company. The lawsuit asserts claims for breach of fiduciary duty and misuse of corporate assets, and seeks an order rescinding or declaring void certain transactions between the Company and Vinod Gupta, requiring the defendants to reimburse the Company for alleged damages and expenses relating to such transactions, and directing the Company to amend its Shareholder Rights Plan to include Mr. Gupta, his family and affiliates. The lawsuit also seeks an order awarding the Company unspecified damages. The lawsuit is in the very early stages and it is not yet possible to determine the ultimate outcome of this matter.
11. RELATED PARTY TRANSACTIONS
     The Company has retained the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. to provide certain legal services. Elliot Kaplan, a director of the Company, is a named partner and former Chairman of the Executive Board of Robins, Kaplan, Miller & Ciresi L.L.P. The Company paid a total of $0.2 million and $0.1 million to this law firm during the third quarter of 2006 and 2005, respectively. During the nine months ended September 30, 2006 and 2005 the Company paid a total of $0.5 million and $0.2 million to this law firm, respectively.
     During the nine months ended September 30, 2006, no payments were made to Annapurna Corporation. During the nine months ended September 30, 2005, the Company paid $0.3 million to Annapurna Corporation primarily for the business use of the aircraft described below before it was sold to the Company. Annapurna is 100% owned by Mr. Gupta, the Company’s Chairman and Chief Executive Officer.
     In February 2005, the Company purchased from NetJets a fractional ownership interest in one airplane at a total cost of $2.6 million. The fractional ownership interest in the airplane was previously owned by Annapurna, who sold it to NetJets at the same time the Company made the purchase of the aircraft.
12. CREDIT FACILITY
     At September 30, 2006, the term loan had a balance of $99.3 million, bearing an interest rate of 7.08%, the revolving line of credit had a balance of $16.5 million, bearing an interest rate of 6.83%, and $158.5 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility.
13. SUBSEQUENT EVENTS

     On October 31, 2006, the Company acquired substantially all of the assets of Digital Connexxions Corp., an e-mail marketing company. The total purchase price was $4.0 million. This acquisition will be accounted for under the purchase method of accounting, and accordingly, the operating results of Digital Connexxions Corp. will be included in the Company’s financial statements going forward from the date of acquisition.

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
GENERAL
Company Profile
     infoUSA Inc. (the “Company” or “infoUSA” or “we”) is the leading provider of sales leads, mailing lists, database marketing services, e-mail marketing services and U.S. and international business databases to millions of businesses to help them find new prospects and grow their sales. infoUSA compiles and updates more than 12 databases under one roof in Omaha, Nebraska. Our customers include salespeople, small office/home office (“SOHO”) entrepreneurs, small and medium businesses, Fortune 2000 corporations and international corporations. Our database is also part of major online directory assistance search firms like Yahoo!, Google, MSN, AOL, and in-car navigation companies. Most cars with GPS devices today use infoUSA databases because of the high accuracy of our business database. Databases compiled and continually updated are as follows:

Business Databases	Consumer Databases
• 15 Million U.S. and Canadian Businesses	• 205 Million Consumers
• 12.5 Million Executives and Professionals	• 129 Million Households
• 5.6 Million Small Business Owners	• 75 Million Homeowners
• 5 Million Business Addresses with Color Photos	• 15 Million New Movers Per Year
• 2.6 Million Brand New Businesses	• 3 Million New Homeowners Per Year
• 3.6 Million Yellow page Advertisers	• 1.7 Million Bankruptcies
• 1.7 Million Bankruptcy Filers	• 129 Million Occupants
• 900,000 Global Businesses and 2 Million Executives	• 130 Million Consumer Email Addresses
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
Initiatives in 2006 include:
•	Continued migration from “one-time use” customers to “subscription-based” customers of our Internet based services called “infoUSA.com, Salesgenie.com, Credit.net, SalesLeadsUSA.info, PolkCityDirectories.com and infoUSACiti.com”.

•	Continued improvements of the content and accuracy of our database. Adding more content, such as detailed business descriptions, more executives, hours of operation, credit cards accepted, UCC filings, URL address and other information.

•	Expand international business and executive databases.

•	Increase investments in merchandising, advertising and branding using the mass media, key word search, and banner advertising.

•	Company has taken store front pictures of 3 million plus businesses that are part of our Business Credit Report available on Credit.net.
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
     infoUSA offers a variety of sales channels for any size of business. Donnelley Marketing, acquired in 1999, became the core business unit to support the Donnelley Group. Donnelley Marketing has been an industry leader since 1917. Made up of nine specialized selling companies, the Donnelley Group has a sales force of over 200 account executives. The Donnelley Group distributes databases and services to our Fortune 2000 clients and international corporations who have a sophisticated need for databases, database marketing, and e-mail marketing.
     For medium and small businesses, and individual salespeople, infoUSA employs a sales force of over 1,000 account executives to market and sell directly to these targets. We develop in-depth relationships and offer a “one-stop” sales solution, Salesgenie.com, for all of their sales and marketing needs.
     infoUSA employs several media options to grow and increase our market share including direct mail, print, outbound telemarketing, online keyword search engines, banner advertising, television, radio and e-mail marketing. Publications such as DM News, Target, Fortune, Forbes, Inc., Entrepreneur and Business 2.0 are a regular part of our marketing strategy, as well as local market newspapers and USA Today. In the third quarter of 2006, we continued our aggressive spending on these traditional forms of advertising as well as national and local radio and television campaigns to further build our brand name and drive revenue for our premiere online subscription product, Salesgenie.com. With the launch of Salesgenie.ca in 2006, Canadian radio and television advertising will be added to our print and direct mail advertising. infoUSA intends to continue to advertise aggressively to promote its valuable brand.
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
     Credit.net is a website offering low-cost business credit reports on 15.5 million U.S. and Canadian companies – virtually every business including small, privately-held companies, as well as large, publicly-held companies. Customers have the flexibility to purchase unlimited subscription or “pay-as-they-go” per report. These credit reports are used to make trade credit decisions, qualify prospects, background checks on suppliers, conduct competitive analysis, and perform sales prospecting.
     Two of our directory divisions, Polk City Directories (CityDirectory.com) and infoUSA City Directories (infoUSACiti.com), currently offer bundled subscription packages for $100 per month per user. These bundled packages include a printed directory on a customer’s immediate region, a DVD on the entire state, and Internet access for all of the U.S.
     This migration from one-time sales to subscription-based sales is enabling us to have a better relationship with our customers, more predictable revenue, and the ability to offer more sales solution services to our customers.
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
     Our goal is to be the leader in proprietary databases of businesses and consumers in the United States and Canada, and to produce innovative products and services that meet the needs of these businesses for finding new prospects and increasing their sales. The information provided by our databases is integral to the new customer acquisition and retention processes for businesses. Our organization is divided into three distinct groups: The infoUSA Group, The Donnelley Group, and The Corporate Activities Group which includes the Database Compilation and Update Operations.
     Delivery of information via the Internet is the preferred method by our customers. We are investing in Internet technology to develop subscription-based new customer development services for businesses. The Internet has opened up brand new markets for our database products that are increasingly used by our customers for multiple applications. We will continue to use the Internet as the primary vehicle to provide new solutions to our existing customers and prospects. During the remainder of 2006 the Company will enhance its business database by increasing its data content for items such as detailed business descriptions, more executives, hours of operation, credit cards accepted, web site URLs, email addresses, and UCC and public filings. These additions will provide the customer with enhanced convenient Internet search and lookup tools. They will allow the end-user to perform “Smart Searches” using key words to find the most relevant results. In addition, in the third quarter of 2006, the Company added an additional 2 million small businesses in the United Kingdom to its international databases.
     We have grown through more than 25 strategic acquisitions in the last ten years. These acquisitions have enabled us to acquire the requisite critical mass to compete over the long term in the direct marketing industry. During 2005, we acquired @Once, which allowed the Company to increase its presence in the retention based email marketing space, and Millard Group, a leader in the list brokerage industry. We will continue to use synergistic acquisitions to grow in the future. In June 2006, we acquired Mokrynskidirect, who also provide list brokerage and list management services.

     As we have consolidated our position in the fastest growing segments of our industry, our goal now is to accelerate our momentum in the market for business intelligence information. Our subscription products, accessed 24/7 over the web by our customers, will be the critical impetus needed to achieve our desired organic revenue growth over the longer term.
Our International Growth Strategy
     The Company is now upgrading its international business databases and expanding its own compilation efforts. In late 2005, the Company opened a database center in India. The Company has also partnered with hundreds of content providers around the world. Our comprehensive international database includes information on 1.1 million large public and private non-U.S. companies in approximately 170 countries. Not only is there more comprehensive coverage representing every country in the world, but there is also more depth to each company record. For example, there are over 2.2 million executives represented in its non-U.S. global database, which is constantly updated using 2,500 daily news sources to track changes like executive changes, mergers and acquisitions, and late breaking company news. The Company is also putting great emphasis on more comprehensive financial information and regulatory filings. Examples include SEC filings, annual reports, analyst and industry reports, and detailed corporate family structure.
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

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	100%	100%	100%	100%
Costs and expenses:
Database and production costs	25	27	25	27
Selling, general and administrative	51	49	54	49
Depreciation	3	3	3	4
Amortization	2	5	4	5

Total costs and expenses	81	84	86	85

Operating income	19	16	14	15
Other expense, net	(2)	(3)	(3)	(2)

Income before income taxes	17	13	11	13
Income taxes	7	5	4	5

Net income	10%	8%	7%	8%

OTHER DATA:

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(dollars in thousands)		(dollars in thousands)
SALES BY SEGMENT:
infoUSA Group	$37,845	$35,312	$112,861	$107,879
Donnelley Group	68,539	60,224	196,899	176,488

Total	$106,384	$95,536	$309,760	$284,367

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
infoUSA Group	36%	37%	36%	38%
Donnelley Group	64	63	64	62

Total	100%	100%	100%	100%

Net sales
     Net sales for the quarter ended September 30, 2006 were $106.4 million, an increase of 11% from $95.5 million for the same period in 2005. Net sales for the nine months ended September 30, 2006 were $309.8 million, an increase of 9% from $284.4 million for the same period in 2005.
     Net sales of the infoUSA Group segment for the quarter ended September 30, 2006 were $37.8 million, a 7% increase from $35.3 million for the same period in 2005. Net sales of the infoUSA Group segment for the nine months ended September 30, 2006 were $112.9 million, a 5% increase from $107.9 million for the same period in 2005. The increase in net sales is principally due to the continued increase in revenue from subscription products, which includes Salesgenie.com, SalesLeadsUSA.info and Credit.net. The infoUSA Group segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. Customers purchase our information as custom lists or on a subscription basis primarily from the Internet. Sales of subscription-based products require the Company to recognize revenues over the subscription period instead of at the time of sale.
     Net sales of the Donnelley Group segment for the quarter ended September 30, 2006 were $68.5 million, a 14% increase from $60.2 million for the same period in 2005. Net sales of the Donnelley Group segment for the nine months ended September 30, 2006 were $196.9 million, a 12% increase from $176.5 million for the same period in 2005. The majority of the increase in the Donnelley Group is related to the acquisition of Millard Group in November 2005 and the acquisition of Mokrynskidirect in June 2006, as well as growth in the Yesmail division as e-mail marketing is becoming a bigger part of corporate advertising. The Donnelley Group segment provides our proprietary databases, database marketing solutions, e-mail marketing solutions, list brokerage and list management services and online interactive marketing services to large companies in the United States, Canada and globally. This segment includes the licensing of databases to value added resellers.
Database and production costs
     Database and production costs for the quarter ended September 30, 2006 were $26.5 million, or 25% of net sales, compared to $26.4 million, or 27% of net sales for the same period in 2005. Database and production costs for the nine months ended September 30, 2006 were $78.7 million, or 25% of net sales, compared to $79.4 million, or 27% of net sales for the same period in 2005. The reduction of the cost as a percentage of revenue is due to costs remaining relatively flat despite the increase in revenue for the Company. As data sales revenue in the infoUSA Group increases, database compilation costs associated with these sales remains relatively constant. Also the majority of the list brokerage and list management revenue from Millard Group and Mokrynskidirect does not come from the sale of infoUSA data and has very low production costs.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the quarter ended September 30, 2006 were $54.1 million, or 51% of net sales, compared to $46.6 million, or 49% of net sales for the same period in 2005. Selling, general and administrative expenses for the nine months ended September 30, 2006 were $166.5 million, or 54% of net sales, compared to $139.0 million, or 49% of net sales for the same period in 2005. The increase in selling, general and administrative expenses principally relates to the increase in advertising and marketing costs for the subscription products, as well as costs incurred for the proxy contest. In addition, increased expenses resulted from the acquisitions of Millard Group and Mokrynskidirect whose selling, general and administrative expenses as a percentage of revenue are much higher than the Company as a whole.
     Effective in 2006, selling, general and administrative expenses include items previously reported as separate income statement line items. These items were consolidated since the Company determined these items no longer had a material impact on the Company’s consolidated statements of operations. These include non-cash stock compensation expenses, restructuring costs, litigation settlement charges and acquisition costs. Prior quarter results have been reclassified to reflect this change.
     The Company adopted SFAS 123(R) in January 2006, which requires measurement of compensation cost for all share-based payment awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS 123(R) resulted in a charge of $273 thousand for the quarter ended September 30, 2006, compared to $0 for the same period in the prior year. Non-cash stock compensation expense for the nine months ended September 30, 2006 was $906 thousand, compared to a benefit of $289 thousand for the same period in the prior year. The benefit in 2005 was related to non-employee consulting agreements executed in previous years. See Note 6 of the Notes to Consolidated Financial Statements for further detail regarding the adoption of this new accounting standard.
Depreciation expense
     Depreciation expense for the quarter ended September 30, 2006 totaled $3.5 million, or 3% of net sales, compared to $2.7 million, or 3% of net sales for the same period in 2005. Depreciation expense for the nine months ended September 30, 2006 totaled $10.1 million, or 3% of net sales, compared to $10.0 million, or 4% of net sales for the same period in 2005.
Amortization expense
     Amortization expense for the quarter ended September 30, 2006 totaled $2.3 million, or 2% of net sales, compared to $4.6 million, or 5% of net sales for the same period in 2005. Amortization expense for the nine months ended September 30, 2006 totaled $11.5 million, or 4% of net sales, compared to $13.5 million, or 5% of net sales for the same period in 2005. The decrease in amortization expense is due to a certain identifiable intangible asset from the Donnelley Marketing acquisition becoming fully amortized in June 2006.
Operating income
     Including the factors previously described, the Company had operating income of $20.0 million, or 19% of net sales during the quarter ended September 30, 2006, compared to operating income of $15.2 million, or 16% of net sales for the same period in 2005. The operating margin was up in the third quarter of 2006 due to the Company’s strong performance in the newly acquired list management and list brokerage businesses, organic growth of approximately 3% combined, and solid expense management. For the nine months ended September 30, 2006 the Company had operating income of $43.0 million, or 14% of net sales, compared to operating income of $42.6 million, or 15% of net sales for the same period in 2005.
     Operating income for the infoUSA Group segment for the quarter ended September 30, 2006 was $13.7 million, or 36% of net sales for the segment, as compared to $12.9 million, or 37% of net sales for the segment for the same period in 2005. Operating income for the infoUSA Group for the nine months ended September 30, 2006 was $35.1 million, or 31% of net sales for the segment, as compared to $35.3 million, or 33% of net sales for the segment for the same period in 2005.
     Operating income for the Donnelley Group segment for the quarter ended September 30, 2006 was $29.1 million, or 42% of net sales for the segment, as compared to $26.6 million, or 44% of net sales for the segment for the same period in 2005. Operating income for the Donnelley Group for the nine months ended September 30, 2006 was $79.2 million, or 40% of net sales for the segment, compared to $74.3 million, or 42% of net sales for the segment for the same period in 2005. The increase in operating income is principally due to the Company’s third quarter strong performance for Millard Group and Mokrynskidirect due to the seasonality of their businesses, as well as organic growth of approximately 3% for the year.
Other expense, net
     Other expense, net was $(2.6) million, or 2% of net sales, and $(2.5) million, or 3% of net sales, for the quarters ended September 30, 2006 and 2005, respectively. Other expense, net was $(8.1) million, or 3% of net sales, for the nine months ended September 30, 2006, compared to $(5.9) million, or 2% for the same period in 2005. Other expense, net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating expense of the Company.
     Interest expense was $2.9 million and $3.0 million for the quarters ended September 30, 2006 and 2005, respectively, and $8.3 million and $8.7 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease is principally due to the decrease in the credit facility balance as a result of debt repayment. Investment income was $0.2 million and $0.4 million, for the quarters ended September 30, 2006 and 2005, respectively. Investment income was $0.4 million and $2.8 million for the nine months ended September 30, 2006 and 2005, respectively. During 2005 gains of $2.6 million were recorded on the sale of certain marketable securities.
Income taxes
     A provision for income taxes of $6.3 million and $4.6 million was recorded during the quarters ended September 30, 2006 and 2005, respectively, and $12.5 million and $13.2 million for the nine months ended September 30, 2006 and 2005, respectively. The effective income tax rate used for all periods was 36%.
Liquidity and Capital Resources
Overview
     On February 14, 2006, the Company entered into an amended and restated $275 million Senior Secured Credit Facility (the “2006 Credit Facility”) administered by Wells Fargo Bank, N.A., replacing the Senior Secured Credit Facility originally entered into on March 25, 2004 (the “2004 Credit Facility”). The 2006 Credit Facility provides for a $175 million revolving line of credit with a maturity date in February 2011 and a $100 million term loan with a maturity date in February 2012. At February 14, 2006, the Company borrowed $100 million under the term loan and $21 million under the revolving line of credit to repay the 2004 Credit Facility. At September 30, 2006, the term loan had a balance of $99.3 million, bearing an interest rate of 7.08%, the revolving line of credit had a balance of $16.5 million, bearing an interest rate of 6.83%, and $158.5 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility.
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
     The Company is subject to certain financial covenants in the 2006 Credit Facility, including minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on EBITDA (“Earnings before interest expense, income taxes, depreciation and amortization”), as adjusted, providing for adjustments to EBITDA for certain agreed upon items including non-operating gains (losses), other charges (gains), asset impairments, non-cash stock compensation expense and other items specified in the 2006 Credit Facility. The Company was in compliance with all restrictive covenants of the 2006 Credit Facility as of September 30, 2006.
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
     As of September 30, 2006, the Company had a working capital deficit of $49.5 million. The Company believes that its existing sources of liquidity and cash generated from operations will satisfy the Company’s projected working capital, debt repayments and other cash requirements for at least the next 12 months. Acquisitions of other technologies, products or companies, or internal product development efforts may require the Company to obtain additional equity or debt financing, which may not be available or may be dilutive.
     Selected Consolidated Statements of Cash Flows Information

     As of September 30, 2006, the Company’s principal sources of liquidity included $158.5 million available under the Credit Facility. As of September 30, 2006, the Company had a working capital deficit of $49.5 million.
     Net cash provided by operating activities during the nine months ended September 30, 2006 totaled $36.4 million compared to $46.2 million for the same period in 2005. The lower cash inflow for the current period was mainly attributed to the change in deferred revenue. Deferred revenue for OneSource decreased in the current year as annual contracts were recognized which were invoiced in the fourth quarter of 2005. This differs to the prior year since the Company’s December 31, 2004 deferred revenue balance for the OneSource acquisition purchase price allocation had been recorded in accordance with EITF Issue 01-03 “Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree”. As a result, deferred revenue was recorded at the fair value of the assumed liability for fulfillment of customer obligations plus a normal profit margin, which was less than the carrying value recorded by OneSource at the time of the acquisition.
     Net cash used in investing activities during the nine months ended September 30, 2006 totaled $22.9 million, compared to $13.1 million for the same period in 2005. The current period outflow was mainly attributed to the Company spending $15.0 million for additions of property and equipment, which includes facility expansions and remodeling, and $6.0 million for software and database development costs. In addition, the current period includes the payment for the acquisition of Mokrynskidirect for $8.6 million, excluding the cash acquired of $2.0 million, as well as the Millard Group acquisition working capital adjustment of $1.4 million.
     Net cash used in financing activities during the nine months ended September 30, 2006 totaled $10.0 million, compared to $36.3 million for the same period in 2005. During the nine months ended September 30, 2006, the Company paid a cash dividend of $0.23 per common share. The dividend payments, totaling $12.4 million, were paid on February 21, 2006, to shareholders of record as of the close of business on February 6, 2006. In addition, the Company paid $5.0 million in principal payments on their Term Loan B prior to the Company amending and restating their 2004 Credit Facility on February 14, 2006. As a result of the refinancing, the required principal payments have decreased by $6.0 million per quarter. These payments were offset by the receipt of proceeds from employee stock option exercises, including the related tax benefit of $14.1 million during 2006.
Selected Consolidated Balance Sheet Information
     Trade accounts receivable decreased to $36.7 million at September 30, 2006 from $52.7 million at December 31, 2005. The days sales outstanding (“DSO”) ratio for the nine months ended September 30, 2006 was 38 days compared to 42 days for the same period in 2005 due to the decrease of trade accounts receivable as a result of high collections of invoices that were invoiced in the fourth quarter of 2005 for several of the Company’s contractual customers.
     List brokerage trade accounts receivable increased to $64.8 million at September 30, 2006 from $50.4 million at December 31, 2005. The increase was the result of the acquisition of Mokrynskidirect in June 2006, as well as an overall increase in the list brokerage billings due to the seasonality of the business.
     Deferred marketing costs increased to $3.6 million at September 30, 2006 from $2.9 million at December 31, 2005. The increase was the direct result of the Company’s increased spending during the nine months ended September 30, 2006 from the level of spending incurred during the latter half of 2005 on direct marketing costs that are subject to deferral and amortization.
     List brokerage trade accounts payable increased to $54.6 million at September 30, 2006 from $44.0 million at December 31, 2005. The increase was the result of the acquisition of Mokrynskidirect in June 2006, as well as an overall increase in the list brokerage billings due to the seasonality of the business
     Income taxes payable decreased to $3.8 million at September 30, 2006 from $7.6 million at December 31, 2005. This decrease was a result of 2005 federal income tax payments made during the first nine months of 2006.
     Deferred revenue decreased to $67.1 million at September 30, 2006 from $86.1 million at December 31, 2005. This decrease was a result of revenue being recognized from fourth quarter 2005 invoices for various customers within the Donnelley Group during the first nine months of 2006.
     The Company’s long-term debt decreased to $132.3 million at September 30, 2006 from $142.4 million at December 31, 2005 due to credit facility debt repayments and capital lease payments made during the first nine months of 2006.

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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact, if any, FIN 48 will have on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. SFAS No. 158 is effective for our year ending December 31, 2006. The Company is in the process of evaluating the impact SFAS 158 will have on the Company’s consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt SAB 108 during the fourth quarter of 2006. As of September 30, 2006, management believes that adopting SAB 108 will have a negative impact on retained earnings from approximately $1.0 million to $2.0 million, tax effected, related to years prior to 2004. Management will continue to evaluate the impact of this standard on our consolidated financial statements over the remainder of 2006.

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
     As of September 30, 2006, we had total indebtedness of approximately $136.8 million. Substantially all of our assets are pledged as security under the terms of the Credit Facility.
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
     Our business strategy includes continued growth through acquisitions of complementary products, technologies or businesses. We have made over 25 acquisitions since 1996 and completed the integration of these acquisitions into our existing business. We continue to evaluate strategic opportunities available to us and intend to pursue opportunities that we believe fit our business strategy. Acquisitions of companies, products or technologies may result in the diversion of management’s time and attention from day-to-day operations of our business and may entail numerous other risks, including difficulties in assimilating and integrating acquired operations, databases, products, corporate cultures and personnel, potential loss of key employees of acquired businesses, difficulties in applying our internal controls to acquired businesses, and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent our efforts to integrate future acquisitions fail, our business, financial condition and results of operations would be adversely affected.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company has identified interest rate risk as the Company’s primary market risk exposure. The Company is exposed to significant future earnings and cash flow exposures from significant changes in interest rates as nearly all of the Company’s debt is at variable rates. If necessary, the Company could refinance the Company’s debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, each 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of approximately $2.0 million. At September 30, 2006, the fair value of the Company’s long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At September 30, 2006, the Company had long-term debt with a carrying value of $132.3 million and estimated fair value of approximately the same. The Company has no significant operations subject to risks of foreign currency fluctuations.
ITEM 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended September 30, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2006 the Company’s disclosure controls and procedures are effective.
(b) Changes in internal controls over financial reporting
     During the quarter ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.
LEGAL PROCEEDINGS
     In February 2006, Cardinal Value Equity Partners, L.P., which beneficially owns 6.1% of the Company’s stock, filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County, against certain directors of the Company, and the Company as a nominal defendant. The lawsuit was filed as a derivative action on behalf of the Company and as a class action on behalf of Cardinal Value Equity Partners, L.P. and other shareholders. The lawsuit asserted claims for breach of fiduciary duty and sought an order requiring the Company to reinstate the special committee of directors. The special committee had been formed in June 2005 to consider a then-pending proposal by Vinod Gupta to acquire the shares of the Company not owned by him and was dissolved in August 2005 after Mr. Gupta withdrew that proposal. The lawsuit also sought an order awarding the Company and the class unspecified damages. In May 2006, Cardinal amended its complaint to add several new allegations and named two additional directors of the Company as defendants. The Company and the individual defendants filed a motion to dismiss the lawsuit. On October 17, 2006, the Court granted that motion and dismissed the lawsuit without prejudice. The Court’s order permits Cardinal to file an amended complaint within 60 days of the order.
     In October 2006, Dolphin Limited Partnership I, L.P., Dolphin Financial Partners, L.L.C. and Robert Bartow filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County, against the current directors of the Company, and two former directors of the Company, and the Company as a nominal defendant. The lawsuit was filed as a derivative action on behalf of the Company. The lawsuit asserts claims for breach of fiduciary duty and misuse of corporate assets, and seeks an order rescinding or declaring void certain transactions between the Company and Vinod Gupta, requiring the defendants to reimburse the Company for alleged damages and expenses relating to such transactions, and directing the Company to amend its Shareholder Rights Plan to include Mr. Gupta, his family and affiliates. The lawsuit also seeks an order awarding the Company unspecified damages. The lawsuit is in the very early stages and it is not yet possible to determine the ultimate outcome of this matter.
ITEM 5.
OTHER INFORMATION
     On August 4, 2006, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 4, 2006, by and among the Company, Spirit Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Opinion Research Corporation, a Delaware corporation (“Opinion Research”). The Merger Agreement provides that, at the closing, Merger Sub will be merged with and into Opinion Research, and each outstanding share of common stock of Opinion Research will be converted into the right to receive $12.00 per share in cash, without interest. As a result of the merger, Opinion Research will become a wholly-owned subsidiary of the Company. The Company will finance the transaction with cash on hand and borrowings under its existing credit facility. The transaction, which is expected to close in the fourth quarter of 2006, is subject to customary closing conditions and the approval of the stockholders of Opinion Research. Additional information regarding the transaction is included in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 8, 2006. Opinion Research has scheduled a Special Meeting of Stockholders to be held on December 4, 2006 at which its stockholders will consider and vote upon the Merger Agreement and the proposed merger.
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

infoUSA Inc.
Date: November 9, 2006	/s/ Stormy L. Dean
Stormy L. Dean, Chief Financial Officer

INDEX TO EXHIBITS

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith