Form 10-K
period 2006-12-31
INFOUSA INC
filed 2007-03-15
CIK 879437

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the last reported sales price of the common stock on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $285.9 million.

As of March 6, 2007 the registrant had outstanding 55,515,973 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, which will be filed within 120 days of the end of fiscal year 2006, are incorporated into Part III (Items 10, 11, 12, 13 and 14) hereof by reference.

PART I

This Annual Report on Form 10-K, the documents incorporated by reference into the Company’s Annual Report to stockholders, and press releases (as well as oral statements and other written statements made or to be made by the Company) contain forward-looking statements that are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements related to potential future acquisitions and our strategy and plans for our business contained in Item 1 “Business,” Item 2 “Properties,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Annual Report. Such forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth in this Annual Report under Item 1A “Risk Factors,” as well as those noted in the documents incorporated by reference into this Annual Report. You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date on which they were made. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1.	Business

Company Profile

infoUSA Inc. (the “Company” or “infoUSA” or “we”) is a leading provider of sales leads, mailing lists, direct marketing, database marketing, e-mail marketing and market research solutions to help our clients grow their sales and increase their profits. We operate three principal business groups.

•	The Data Group maintains 12 proprietary databases of U.S. and international businesses and consumers. Its flagship offerings are Salesgenie.com, a Web-based subscription service that helps sales representatives and business owners find new prospective customers and increase sales; MarketZone, a customer data solution combining lead-generation and database marketing functions with data storage, hygiene, and updating; and OneSource, a Web-based data service with in-depth information about the world’s largest companies and their executives. We also license our data to major Internet search providers, including Google, Yahoo!, and AOL, and to providers of mapping systems and in-car navigation products.

•	infoUSA’s Services Group consists of subsidiaries providing customer data management and brokerage services, email marketing services, and catalog marketing services.

•	The Research Group, established in 2006 with our acquisition of Opinion Research Corporation, provides customer surveys, opinion polling, and other market research services for business, through its Opinion Research division, and for government, through its Macro International division.

infoUSA Data Group

In January 2007, we combined our database operations into a single business unit, the infoUSA Data Group. This move completes the integration of Donnelley Marketing (acquired in 1999) and OneSource (acquired in 2004) into our database business. The Data Group is responsible for maintaining our 12 proprietary databases and for developing and marketing products and services stemming from those databases.

Our Proprietary Databases

Business Databases

Our proprietary business databases contain information on nearly 15 million businesses in the United States and Canada, compiled through our proprietary compilation and verification processes. The business database contains information such as: name, address, telephone number, SIC codes, number of employees, business owner and key executive names, credit score and sales volume. We also provide fax and toll free numbers, website addresses, headline news, and public filings including liens, judgments, bankruptcies, and UCC filings. The primary segments within our business data file are:

•	15 Million U.S. and Canadian Businesses

•	3.6 Million Yellow Page Advertisers

•	12.5 Million Executives and Professionals

•	1.5 Million Bankruptcy Filers

•	5.6 Million Small Business Owners

•	2.9 Million Global Businesses and 6.1 Million Executives

•	2.6 Million Business Addresses with Color Photos

•	600,000 Manufacturers

•	2.6 Million Brand New Businesses

•	235,000 Big Businesses

•	1.8 Million Business Email Addresses

•	380,000 U.S. Houses of Worship

•	830,000 Medical Professionals

•	37 Million UCC Filings

Other databases within our business file include:

•	900,000 World’s Largest Corporations and 12.5 Million Executives by Job Title. Our OneSource global database of large corporations and executives provides in-depth information on individuals and companies, including revenues, assets and corporate linkage.

•	200,000 New Businesses. Our new businesses Database contains the repository of newly opened businesses. This database is updated from new business listings and new utility connections and is updated with nearly 50,000 new businesses on a weekly basis.

•	Yellow Page Advertising Report. This report identifies spending by small businesses on Yellow Page advertising. Customers can sort this information by many characteristics, including by individual business as well as by SIC code and any geographic region.

Our data can be further categorized in various segments such as Small Business Owners, Executives at Home, Big Businesses and their Corporate Affiliations, Growing Businesses, Places of Interest, Schools and Female Business Owners.

We compile and update business information from over 15,000 sources. Most of these sources fall within the following categories:

•	Yellow Page and White Page Directories

•	Annual Reports

•	Securities and Exchange Commission (“SEC”) Filings

•	Public Filings (UCC and other public filings)

•	Over 20 million phone calls to verify and collect additional information

•	Photographs of businesses

•	Newspaper articles

In addition, we use information licensed from the United States Postal Service’s National Change of Address (NCOA) system and Delivery Sequence File (DSF) to update and maintain our business database.

Consumer Databases

Our consumer database contains approximately 200 million individuals and 115 million households and includes hundreds of data elements. Key elements in our database include: name, address, phone number, age, estimate household income, marital status, religion, ethnicity, dwelling type and size, home value, length of residence, and dozens of lifestyle elements. Our databases within our consumer files include:

•	200 Million Consumers

•	14 Million New Movers Per Year

•	3.6 Million New Homeowners Per Year

•	1.7 Million Bankruptcies

•	115 Million Households

•	60 Million Homeowners

•	130 Million Occupants

•	50 Million Consumer Email Addresses

Other databases within our consumer files are:

•	New Homeowners Database. We compile approximately over 3.6 million new homeowners annually, as identified by a nationwide search of new utility connects and disconnects.

•	Public Filings Database. Our Public Filings database contains over 20 million households and businesses that have filed for bankruptcy, or have tax liens or judgments recorded against them.

•	Email Database. We offer a database of over 11 million consumer e-mails for e-mail messaging services and 150 million consumer e-mail addresses for data append. In addition we have 1.7 million business email addresses with postal addresses that are available for mail marketing and email append applications. We have matched the email addresses to our demographic and firm-specific information in our proprietary databases for targeted email marketing campaigns.

We compile and update the consumer database by reviewing over 3 billion records annually. Examples of the sources that are used to create the database are:

•	White Page Directories

•	Real Estate Assessments

•	Real Estate Transactions

•	Public Filings

•	Voter Registration

•	Life Style and Hobby Data

Expanding our Databases and Keeping Them Current

We employ over 650 full-time staff in both the United States and India to compile and update the databases from thousands of public sources such as yellow pages, white pages, newspapers, incorporation records, real estate deed transfers, bankruptcy filings, UCC filings and various other sources. The databases change by roughly 65% per year. We spend over $50 million annually to update these databases and related database management systems.

In the United States, we have staff updating the U.S. business database by making over 20 million phone calls a year to verify the name of the owner or key executive, address, number of employees, fax numbers, e-mail addresses, hours of operation, credit cards accepted, URL address and other information. In addition, we employ staff to add to our database of 2.6 million photographs of businesses located in the top 100 cities in the United States.

In our India office, we employ business editors to provide business descriptions and executive biographies on global companies. In addition our associates update complete company profiles for Asia Pacific companies in our international database.

Products and Services Derived from Our Databases

We create many products and services from our databases to meet the needs of current and potential customers. We offer access to our databases over the Internet through our various websites, such as infoUSA.com, Salesgenie.com, onesource.com, and others. We create products and services such as prospect lists, mailing labels, 3 × 5 cards, diskettes, printed directories, DVDs, business credit reports, and many other online and offline applications. Our products and data processing services are used by clients for identifying and qualifying prospective customers, initiating direct mail and email campaigns, telemarketing, analyzing and assessing market potential, and surveying competitive markets in order to find new customers and increase sales. Our data also enables extensive data hygiene and enhancement services.

Internet Based Subscription Services for Sales Leads and New Customer Development

Salesgenie.com.  Designed for the small business user and sales people, Salesgenie provides unlimited access to our databases, and unlimited sales leads and mailing lists, with a built-in contact management software and mapping ability. Currently subscriptions start at $180 per month per user for Salesgenie, with multi-seat packages based on a tiered-pricing structure. The pricing information of our products set forth in this report reflect current prices and may be subject to future fluctuations and negotiations.

Salesgenie.com/Lite.  This service offers 6 databases with limited search criteria for currently $90 per month per user. This service also has contact management software.

SalesgeniePro — Marketing Edition.  Provides on-demand, online access to infoUSA’s database of 14 million businesses combined with the hygiene and data enhancement of existing customer files. Designed for marketing departments who support distributed or large sales forces (50 or more sales representatives), SalesgeniePro combines point-and-click selection of targeted prospects from any web-browser with suppression of existing customers to improve the effectiveness of and cost efficiency of direct marketing campaigns. Direct marketers can use SalesgeniePro to analyze existing customers, identify target markets and develop more successful targeted marketing programs.

MarketZone® Platinum.  An e-CRM (customer relationship management) solution that integrates the entire suite of infoUSA services to create real-time customer content integration. MarketZone Platinum is an extremely flexible, full function marketing database, campaign management and e-campaign solution which incorporates an engine to support analytic tools for extracting customer insight from today’s expanding data sets. MarketZone Platinum enables infoUSA to quickly build and deploy custom analytic solutions to meet the evolving demands of our largest customers with the most sophisticated marketing requirements. MarketZone Platinum’s multiple platform applications, modules, and campaign management/e-campaign management components can be leveraged to deliver high-performance analytic applications rapidly. These capabilities, along with our ability to provide data-processing, data and consultative services under one roof make MarketZone Platinum a very comprehensive & compelling solution.

infoConnect ONE PASS.  Provides online, real-time data enhancement and file cleansing services which allow our clients to access key data and model scores to build customer relationships at the point of contact. Composed of four targeted web services — BusinessConnect, ScoreConnect, ConsumerConnect, and AddressConnect — infoConnect offers immediate response capabilities that can yield impressive direct marketing results.

Our infoConnect services allow our clients to upsell, cross-sell and provide more targeted offers to grow their sales in real-time environments such as call centers and online stores.

OneSource Global Corporate and Executive Database.  Provides business and financial information to professionals who need quick access to timely and reliable company, industry, and market intelligence. OneSource’s primary products, the OneSource Business Browsersm products, are password-protected, subscription-based products that provide sales, marketing, finance, and management professionals and consultants with industry and company profiles, research reports, media accounts, executive listings and biographies, and financial information on over 1,700,000 public and private companies. Our international database spans 241 countries and provides information on approximately 16.6 million companies and 18 million key decision makers at these companies. The companies featured in our international database include not only large public companies but also well-known private companies.

Credit.net — Business Credit Reports.  Our business credit directories include a printed directory bundled with a DVD and Internet access to business credit reports on Credit.net. The product is used by customers for making credit decisions, verifying company information, assisting in collection support, and identifying potential new customers. Customers can purchase individual business credit reports for a current price of $9.95 from the Internet or they may select a subscription based plan offering unlimited access to our business credit reports for a current flat fee of $75 per month per user.

Polk City Directories and infoUSA City Directories (formerly Hill-Donnelly Directories).  Two of our directory divisions, Polk City Directories (CityDirectory.com) and Hill-Donnelly Directories (hilldonn.com), now offer bundled subscription packages for under $100 per month per user. These bundled packages include a printed directory on a customer’s immediate region, a DVD on the entire state, and Internet access for all of U.S.

Directories and DVD Products — Printed Directories, DVD and Internet access.  We offer a variety of titles: US Business Directory, State Business Directories, Big Business Directory, Manufacturers Directory, 575,000 Physicians and Surgeons, Households USA, and Entrepreneurs Directory. Our customers use these directories for lead generation, telemarketing and reference purposes.

Non-Subscription Products and Services — Customized Sales Leads and Databases

Printed Prospect Lists, Mailing Labels, and Sales Lead Cards.  Our databases can be “sliced and diced” to create customized sales leads and mailing lists for our customers. Our small business consultants work with a business to select the right criteria such as geography, type of business and size of business to generate the most revenue. The custom list can then be delivered in electronic format, printed format, put on mailing labels, provided on 3 × 5 index cards, or customers may place the order themselves using the infoUSA.com website.

Licensing

We license our data to a variety of value added resellers and original equipment manufacturers in several key vertical industries, including directory assistance, GIS/mapping, navigation, local search, Internet directories, site location analysis, sales leads, marketing, demographic modeling and fraud prevention.

Sales Divisions within the Data Group

We organize the sales divisions of the Data Group based on customer and product focus. The principal divisions are the Small Business Group, the National Accounts Group (formerly Donnelley Marketing), the Licensing Group, OneSource, and the Library and Government Division.

Small Business Group.  Approximately 90% of all businesses are small companies with less than 50 employees. We dedicated this division to meet the unique sales and marketing needs of small- and medium-sized businesses, including small office and home office businesses, sales executives, and aspiring entrepreneurs. This market holds about 20 million potential prospects for infoUSA.

National Accounts.  infoUSA National Accounts serves large marketing departments in all industries, including financial institutions, insurance carriers, retailers, telecommunications providers, utilities, gaming and hospitality companies, non-profit organizations, and technology and business services providers.

Licensing.  The licensing sales division serves the value-added reseller market, including major Internet search providers such as Google, Yahoo!, and AOL, and providers of mapping systems and in-car navigation products.

OneSource — Global Business Database.  OneSource products and services are designed to address the information needs of leading professional and financial services firms, technology companies, and other large organizations. OneSource customers use the OneSource products for such purposes as account prospecting and management (i.e., business development), competitive and peer analysis, company tracking and monitoring, and company and industry research. OneSource’s primary target market consists of Global 5000 business-to-business companies in the technology, professional services, and financial services industries and that employ large direct sales forces.

Library and Government Division.  The Library and Government Division serves the needs of public agencies, academics and libraries worldwide. We offer a wide range of database products, available in print, CD-ROM or via the Internet. These products include State Business-to-Business Marketing Directories, The American Big Businesses Directory and CD-ROM, The American Manufacturers Directory and CD-ROM, The American Business Disc, Powerfinder and ReferenceUSA. ReferenceUSA is an Internet-based reference service site which is used as a reference tool in libraries and is continually enhanced based upon suggestions from librarians and library patrons.

infoUSA Services Group

The infoUSA Services Group consists of subsidiaries whose primary focus is on helping customers enhance the value of their own customer data or providing full-service marketing solutions. The Services Group consists of the following divisions: List Brokerage and List Management, Catalog Vision, Triplex and Yesmail.

List Brokerage and List Management

This division includes subsidiaries Walter Karl, Edith Roman, Millard Group, Mokrynskidirect and the recently acquired Rubin Response, whose combined operations make it one of the largest list brokerage/list management providers in the industry. We provide list brokerage and list management services and an array of database services to a broad range of direct marketing clients. Walter Karl also specializes in email list management and brokerage services for on-line marketers. Our specialized list brokerage services help our customers recognize revenue from their own customer data, selling specialty lists to a wide range of businesses in many industries.

Catalog Vision

Catalog Vision is a leading provider of data processing services to the catalog direct marketing industry, with a heritage of over 40 years. Our clients are integrated multi-channel direct marketers who utilize our suite of merge/purge, address hygiene, database management, and data products to reduce promotion expenses and improve response performance. Catalog Vision provides integrated solutions that help our clients gain insight into their customer base and turn that insight into actionable, measurable means of targeting the best audience and increasing profitability.

Triplex — Non-Profit Group

infoUSA’s Triplex division provides data processing services for high-profile political and non-profit organizations. Using infoUSA’s vast data assets, Triplex is building on its core services by introducing enhanced address hygiene, demographic data and internet contact appends for its clients.

Yesmail

Yesmail specializes in providing email solutions for a wide range of industries including retail, travel, entertainment, financial, healthcare and consumer packaged goods. The Yesmail product suite, a combination of technology and service solutions, enables marketers to develop highly personalized customer communications programs that drive return on investment through increased sales and/or cost reductions. Email marketing has become a critical component of modern marketing and is utilized on a stand-alone basis or as part of an integrated marketing effort.

The Yesmail online marketing suite includes a comprehensive mix of technology and service components including:

•	Yesmail Enterprise — A database and email campaign management application for large enterprises with complex data, personalization and integration needs

•	Yesmail Express — A robust, self-serve email campaign management tool for mid-market companies

•	Yesmail Database — Integrated marketing database management utilizing infoUSA’s MarketZone suite of products

•	Yesmail Media — Database enhancement and list growth utilizing infoUSA data, co-registration, search, list rental and append products

•	Yesmail Consulting — Strategic marketing consulting, email creative, data analysis, privacy and deliverability, and best practices consulting

In addition, Yesmail owns patented predictive modeling tools that are embedded into certain of its email campaign management tools and utilized by the Yesmail professional services team. Yesmail also plans on introducing a small-business email campaign management tool in 2007.

Marketing Research Group

On December 4, 2006, we completed our acquisition of Opinion Research Corporation, a diversified market research company with two principal divisions. These divisions consist of Opinion Research and Macro International.

Opinion Research

Opinion Research Corporation (ORC) was established in 1938 as a global market research and consulting firm by Claude Robinson, the original partner of George Gallup. A decision to focus on business-related research using the principles of public opinion polling was the catalyst for the company’s founding.

Employing a worldwide data collection network, Opinion Research performs surveys for its client companies and organizations, using the results to guide leadership teams in making informed business decisions based on in-depth insights into customer attitudes about an organization’s product and service offerings. Opinion Research advises senior level executives in both public and private sectors on a number of issues in the areas of corporate reputation and branding, customer strategies, market development, employee research and consumer knowledge across a number of industry sectors, including financial services, information technology, telecommunications, life sciences and consumer products and services.

Research products include ORC CARAVAN®, which we believe is the oldest continuously running consumer omnibus survey in the U.S.; ORC Overnight, which delivers rapid answers to business questions within 24 hours; and ORC Portal, a secure online project management tool enabling clients to track the progress of complex projects in real time. ORC International’s UK office recently introduced ORC Accesspointtm, a project portal enabling clients to store and manage all of their research material in one central repository while providing project managers and stakeholders with a tool to monitor survey progress.

In addition to providing business insights to its global client base, Opinion Research has partnered with CNN on the CNN/Opinion Research Poll.

Opinion Research’s geographic reach has encompassed 106 countries across six continents. It operates as Opinion Research in the U.S., (headquartered in Princeton, New Jersey) and as ORC International in Europe (headquartered in London, UK) and Asia (headquartered in Hong Kong).

Macro International

Macro International Inc. is a leading federal government contractor, offering a range of services that address federal agency program needs from design to implementation and evaluation. Macro has been providing applied research, program evaluation, technical assistance, information technology and social marketing services to U.S. government agencies for more than 40 years. Macro’s core competencies span issues in health, education, international development, housing, energy and the environment.

Macro’s survey experts and demographers provide governments, policy makers and health care providers with the most up-to-date, scientifically reliable data on a wide variety of health issues. Macro has a global reputation for providing the most accurate measurements of the incidence and prevalence of deadly diseases such as HIV/AIDS, implementing complex, large-scale population surveys which often include the collection and analysis of thousands of blood samples. Over the past 20 years, the firm has completed more than 200 demographic and health surveys in 75 developing countries. Macro is currently providing technical assistance to the national health care organizations of more than 30 countries, helping them create and sustain programs to promote the health and safety of their citizens.

Macro also designs and implements complex, large-scale, web-based data collection and data dissemination projects. Macro was one of the first companies to utilize the Internet for collecting data from individuals and institutions to support a variety of federal programs.

Macro is a leading provider of public education and social marketing services to the federal government. Macro’s experts make use of impressive internal technical capabilities, including large-scale printing and publishing facilities, website design, development and hosting, and state-of-the-art video production facilities, to create health promotion campaigns. For example, Macro is currently working on a full-scale smoking cessation campaign for the armed forces.

Macro also conducts complex, large-scale telephone, web-based and in-person surveys. Macro conducts several very large telephone surveys for the government, conducting several hundred thousand interviews annually. Macro also maintains a large national field force to conduct in-person interviews, and specializes in collecting health risk behavioral data from school-aged children, teens and young adults in the school setting.

* * *

Sales & Marketing Strategy

infoUSA employs several media options to grow and increase our market share including direct mail, print, outbound telemarketing, online keyword search engines, banner advertising, television, radio and e-mail marketing. Publications such as DM News, Target, Fortune, Forbes, Inc., Entrepreneur and Sales and Marketing Management are a regular part of our marketing strategy, as well as local market newspapers and USA Today. In 2006, we continued these traditional forms of advertising as well as national and local radio and television campaigns to further build our brand name and drive revenue for our flagship online subscription product, Salesgenie.com. With the launch of Salesgenie.ca in 2006, Canadian radio and television advertising was added to our print and direct mail advertising. infoUSA continued to advertise aggressively to promote its valuable brand, including television advertisements aired during the Super Bowl in February 2007.

To monitor the success of our various marketing efforts, we have incorporated data gathering and tracking systems. These systems enable us to determine the type of advertising that best appeals to our target market so that we can invest future dollars in these programs and obtain a greater yield from our marketing. Additionally, through the use of our database tools, we are working to more efficiently determine the needs of our various client segments and tailor our services to their individual needs. With this system, we plan to strengthen relationships and support marketing campaigns to attract new clients.

Growth Strategy

Our growth strategy continues to have multiple components. Our primary growth strategy is to improve our organic growth. Key to this is our effort to replace revenue from declining traditional direct marketing products and services with our on-line internet subscription services. Subscription services offer enhanced annual revenue per customer, assure greater multi-year revenue retention, and, most importantly, provide greater value to our customers by providing Internet access to our content and customer acquisition and retention software tools. Delivery of information via the Internet is the preferred method by our customers. We are investing in Internet technology to develop subscription-based new customer development services for businesses and sales people.

We also intend to continue to grow through strategic acquisitions. We have grown through more than 30 strategic acquisitions in the last ten years. These acquisitions have enabled us to acquire the requisite critical mass to compete over the long term in the databases, direct marketing, e-mail marketing and market research industries. During 2006, we acquired Mokrynskidirect and Rubin Response Services Inc., which both provide list brokerage and list management services, Digital Connexxions, which provides e-mail marketing services, and Opinion Research Corporation, which complements our existing services with market research services. We will continue to use synergistic acquisitions to grow in the future.

We also are focusing on international growth opportunities. We are now upgrading our international business databases and expanding our own compilation efforts. In late 2005, we opened a database center in India. We have also partnered with hundreds of content providers around the world. Our comprehensive international database includes information on 1.1 million large public and private non-U.S. companies in approximately 170 countries. There are over 2.2 million executives represented in its non-U.S. global database, which is constantly updated using 2,500 daily news sources to track changes like executive changes, mergers and acquisitions, and late breaking company news. We are also putting great emphasis on more comprehensive financial information and regulatory filings. Examples include SEC filings, annual reports, analyst and industry reports, and detailed corporate family structure.

As we continue to enhance our international databases, we are aggressively pursuing high growth, emerging markets in Asia-Pacific, Western Europe, Australia, and South America. Using London as our international headquarters, we have sales offices in Hong Kong, New Delhi, Sydney, Singapore, and are in the process of opening sales offices in Mexico and South America. We plan to open more sales locations in France, Germany, Italy, Scandinavia, China, Japan, and South Korea.

Competition

The business and consumer marketing information industry is highly competitive. We believe that the ability to provide highly accurate proprietary consumer and business databases along with data processing, database marketing, e-mail marketing and market research services under one roof, is a key competitive advantage. We compete with several companies in each segment of our business.

Employees

As of December 31, 2006, we employed 4,089 people on a full-time equivalent basis. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Position

Vinod Gupta	60	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Stormy L. Dean	49	Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)
Fred Vakili	53	Executive Vice President of Administration & Chief Administrative Officer
Monica Messer	44	Chief Operations Officer & President, Database Group
Edward C. Mallin	57	President, Services Group
Gerard Miodus	50	President, Opinion Research
Dr. Greg Mahnke	55	President, Macro International
John H. Longwell	36	General Counsel and Secretary

Vinod Gupta is the founder of the Company and has been Chairman of the Board of the Company since its incorporation in 1972. Mr. Gupta served as Chief Executive Officer of the Company from the time of its incorporation in 1972 until September 1997 and since August 1998. Mr. Gupta holds a B.S. in Engineering from the Indian Institute of Technology, Kharagpur, India, and an M.S. in Engineering and an M.B.A. from the University of Nebraska. Mr. Gupta also was awarded an Honorary Doctorate from the Monterey Institute of International Studies, an Honorary Doctorate from the University of Nebraska, and an Honorary Doctorate from the Indian Institute of Technolgoy. He was appointed by President Clinton to serve as a Trustee on the Kennedy Center for Performing Arts in Washington, D.C. He was nominated and confirmed to be the United States Consul General to Bermuda. Then, President Clinton nominated him to be the United States Ambassador to Fiji. Due to business commitments, he withdrew his name from consideration.

Stormy L. Dean has served as Chief Financial Officer since February 2006. He served as the Principal Accounting Officer of the Company since December 2005. Mr. Dean has been employed by the Company since 1995, except during the period from October 2003 to August 2004. He served as Chief Financial Officer of the Company from January 2000 through October 2003, as the Corporate Controller from September 1998 until January 2000 and as the acting Chief Financial Officer from January 1999 to August 1999. From August 1995 to September 1998, Mr. Dean served as the Company’s tax director. Mr. Dean holds a B.S. in Accounting from the University of Nebraska at Omaha, an M.B.A from the University of Nebraska at Omaha, and a Certified Public Accountant certificate.

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

Monica Messer has served as President of the Data Group since January 2007 and as Chief Operations Officer since January 2003. Prior to that Ms. Messer served as President of the Database Compilation and Technology Group and Chief Information Officer of the Company from February 1997 to January 2003, and served as a Senior Vice President of the Company from January 1996 to January 1997. Ms. Messer joined the Company in 1983 and has served as a Vice President of the Company since 1985. Ms. Messer holds a B.S. in Business Administration from Bellevue University and is an alum of the Stanford Business School Executive Education program in Strategy and Organization.

Edward C. Mallin has served as President of the Services Group since January 2007. Prior to that Mr. Mallin served as President of Donnelley Marketing since August 2005, as President of Walter Karl since June 1998, as Executive Vice President of the National Accounts Division from January 1997 to June 1998 and as President of

Compilers Plus from January 1990 to May 1998. Prior to that, Mr. Mallin was Executive Vice President of Compilers Plus which the Company acquired in January 1990. Mr. Mallin holds a B.A. in Economics and a Masters in Business Administration and Planning from New York University.

Gerard Miodus was appointed President of Opinion Research in December 2006. He has been with the company since 1982 serving in a wide variety of management positions. In 2006 he served as Managing Director, Executive Vice President for the US Region. Prior to that, Mr. Miodus held the positions of Managing Director of Research Services and Managing Director of Information Services. Mr. Miodus holds a Bachelor of Science degree in Economics from Michigan State University.

Dr. Greg Mahnke has served as President of Macro International since November 2005. Dr. Mahnke has been with Macro International since 1988. Dr. Mahnke has a B.A. in Cultural Anthropology from the University of Montana, completed an M.A. in Cultural Anthropology at McGill University in 1981 and received his doctoral degree in Cultural Anthropology from Indiana University in 1987. Prior to assuming the role of President, Dr. Mahnke served as Executive Vice President and Managing Director of Macro’s Survey Research Division. Dr. Mahnke is a well known survey methodologist and serves as Principal Investigator on a number of Macro’s key survey projects.

John H. Longwell has served as General Counsel and Secretary since November 2006. From July 2005 to July 2006, Mr. Longwell was a law clerk to the Honorable Stephen G. Breyer of the United States Supreme Court. He was also an associate with the law firm of Paul Weiss Rifkind Wharton & Garrison LLP in New York from October 2003 to April 2005, and Kellogg Huber Hansen Todd Evans & Figel PLLC in Washington from October 2000 to June 2002, where he practiced complex commercial litigation and regulatory law. He also clerked for the Honorable Douglas H. Ginsburg of the United States Court of Appeals for the District of Columbia Circuit from September 2002 to September 2003 and for the Honorable Vaughn R. Walker of the United States District Court for the Northern District of California from September 1999 to September 2000. He is a graduate of the University of Virginia and the University of Georgia School of Law.

Website Information

We have a website at www.infousa.com. Contents of the website are not part of, or incorporated by this reference, into this Annual Report. We have made available on our website all annual and quarterly reports, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we have filed such material with, or furnished it to, the SEC.

Item 1A.	Risk Factors

Described below and throughout this report are certain risks that our management believes are applicable to our business and the industry in which we operate. There may be additional risks that are not presently material or known. There are also risks within the economy, the industry and the capital markets that affect business generally, and us as well, which have not been described. If any of the described events occur, our business, results of operations, financial condition, liquidity or access to the capital markets could be materially adversely affected.

Our business would be harmed if we do not continue successfully to implement our Internet strategy.

We use the Internet as our primary vehicle to provide sales leads and database information to our customers. The Internet is widely accepted by businesses all over the world. It is a very fluid distribution channel for information. We have always used cutting-edge technology to deliver our information to our customers. We believe infoUSA was the first database company to offer its products on magnetic media, CD, DVD and also the Internet. Our Salesgenie, Salesgenie/Lite and other products are now being offered on the Internet on a subscription basis.

We have adopted an Internet strategy because we believe that the Internet represents an important and rapidly evolving market for marketing information products and services. Our business, financial condition and results of operations would be adversely affected if we:

•	fail to develop products and services that are well suited to the Internet market;

•	experience difficulties that delay or prevent the successful development, introduction and marketing of these products and services; or

•	fail to achieve sufficient traffic to our Internet sites to generate significant revenues, or successfully to implement electronic commerce operations.

Our markets are highly competitive and many of our competitors have greater resources than we do.

The business and consumer marketing information industry in which we operate is highly competitive. Intense competition could harm us by causing, among other things, price reductions, reduced gross margins, and loss of market share. Our competition includes: Acxiom, Experian, Harte-Hanks Communications, Inc., Dun & Bradstreet(C), and other companies in research. In addition, we may face competition from new entrants to the business and consumer marketing information industry as a result of the rapid expansion of the Internet, which creates a substantial new channel for distributing business information to the market. Many of our competitors have longer operating histories, better name recognition and greater financial resources than we do, which may enable them to implement their business strategies more readily than we can. We may not be able to compete successfully against current and future competitors.

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

We are highly dependent on key personnel.

We are highly dependent on Vinod Gupta and other principal members of our management team. Loss of our key personnel would likely impede achievement of our research and development, operational, or strategic objectives. To be successful, we must retain key employees and attract additional qualified employees.

We are leveraged. If we are unable to service our debt as it becomes due, our business would be harmed.

As of December 31, 2006, we had total indebtedness of approximately $260 million. Substantially all of our assets are pledged as security under the terms of our existing credit facility entered into in February of 2006, with Wells Fargo Bank, N.A., as Administrative Agent (the “Credit Facility”).

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

We engage in direct marketing, as do many of our customers. Certain data and services provided by us are subject to regulation by federal, state and local authorities in the United States as well as those in Canada and the United Kingdom. For instance, some of the data and services that we provide are subject to regulation under the Fair Credit Reporting Act, which regulates the use of consumer credit information, and to a lesser extent, the Gramm-Leach-Bliley Act, which regulates the use of non-public personal information. We are also subject to the United Kingdom’s Data Protection Act of 1998, which became fully effective on October 24, 2001 and regulates the manner in which we can use third-party data, and recent regulatory limitations relating to use of the Electoral Roll, one of our key data sources in the United Kingdom. In addition, growing concerns about individual privacy and the collection, distribution and use of information about individuals have led to self-regulation of such practices by the direct marketing industry through guidelines suggested by the Direct Marketing Association and to increased federal and state regulation. There is increasing awareness and concern among the general public regarding marketing and privacy concerns, particularly as it relates to the Internet. This concern is likely to result in new laws and regulations. For example, in 2003 the Federal Trade Commission amended its rules to establish a national “do not call” registry that permits consumers to protect themselves from unsolicited telemarketing telephone calls. Various states also have established similar “do not call” lists. And although “do not call” list regulations do not currently apply to market research phone calls, such as the type performed by us, new legislation or regulation could eliminate the current market research exemption. Compliance with existing federal, state and local laws and regulations and industry self-regulation has not to date seriously affected our business, financial condition or results of operations. Nonetheless, federal, state and local laws and regulations designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the collection, management or commercial use of such information may increasingly affect our operations. This could result in substantial regulatory compliance or litigation expense or a loss of revenue.

Our business would be harmed if we do not successfully integrate future acquisitions.

Our business strategy includes continued growth through acquisitions of complementary products, technologies or businesses. We have made over 30 acquisitions since 1996 and completed the integration of these acquisitions into our existing business. We continue to evaluate strategic opportunities available to us and intend to pursue opportunities that we believe fit our business strategy. Acquisitions of companies, products or technologies may result in the diversion of management’s time and attention from day-to-day operations of our business and may entail numerous other risks, including difficulties in assimilating and integrating acquired operations, databases, products, corporate cultures and personnel, potential loss of key employees of acquired businesses, difficulties in applying our internal controls to acquired businesses, and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent our efforts to integrate future acquisitions fail, our business, financial condition and results of operations would be adversely affected.

Future acquisitions may also harm our operating results, dilute our stockholders’ equity and create other financial difficulties for us.

We may in the future pursue acquisitions that we believe could provide us with new technologies, products or service offerings, or enable us to obtain other competitive advantages.

Acquisitions by us may involve some or all of the following financial risks:

•	use of significant amounts of cash;

•	potential dilutive issuances of equity securities;

•	incurrence of debt or amortization expenses related to certain intangible assets; and

•	future impairment charges related to diminished fair value of businesses acquired as compared to the price we pay for them.

We may not be successful in overcoming the risks described above or any other problems associated with future acquisitions. Any of these risks and problems could materially harm our business, prospects and financial condition. Additionally, we cannot guarantee that any companies we may acquire will achieve anticipated revenues or operating results.

A failure in the integrity of our database could harm our brand and result in a loss of sales and an increase in legal claims.

The reliability of our products and services is dependent upon the integrity of the data in our databases. We have in the past been subject to customer and third-party complaints and lawsuits regarding our data, which have occasionally been resolved by the payment of money damages. A failure in the integrity of our database could harm us by exposing us to customer or third-party claims or by causing a loss of customer confidence in our products and services.

Also, we license proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by the business partners to whom we grant non-exclusive licenses and by customers, they may take actions that could materially and adversely affect the value of our proprietary rights or our reputation. In addition, it cannot be assured that these licensees and customers will take the same steps we have taken to prevent misappropriation of our data solutions or technologies.

We may lose key business assets, including loss of data center capacity or the interruption of telecommunications links, the Internet, or power sources, which could significantly impede our ability to operate our business.

Our operations depend on our ability, as well as that of third-party service providers to whom we have outsourced several critical functions, to protect data centers and related technology against damage from hardware failure, fire, power loss, telecommunications failure, impacts of terrorism, breaches in security (such as the actions of computer hackers), natural disasters, or other disasters. The on-line services we provide are dependent on links to telecommunications providers. In addition, we generate a significant amount of our revenue through telesales centers and websites that we utilize in the acquisition of new customers, fulfillment of solutions and services and responding to customer inquiries. We may not have sufficient redundant operations to cover a loss or failure in all of these areas in a timely manner. Any damage to our data centers, failure of our telecommunications links or inability to access these telesales centers or websites could cause interruptions in operations that materially adversely affect our ability to meet customers’ requirements, resulting in decreased revenue, operating income and earnings per share.

Our international operations subject us to additional risks and challenges that could harm our business and our profitability.

We have begun expanding internationally, and plan to aggressively expand in high growth, emerging international markets. International operations subject us to additional risks and challenges, including:

•	the need to develop new customer relationships;

•	difficulties and costs of staffing and managing foreign operations;

•	changes in and differences between domestic and foreign regulatory requirements;

•	price controls and foreign currency exchange rate fluctuations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences;

•	lower per capita Internet usage and lack of appropriate infrastructure to support widespread Internet usage;

•	political and economic instability; and

•	tariffs and other trade barriers.

We cannot assure you that we will be successful in our efforts in foreign countries. Some of these factors may cause our international costs to exceed our domestic costs of doing business. Failure to adequately address these risks could decrease our profitability and operating results.

Our contracts with the U.S. federal government grant the government rights that are typically not found in commercial contracts and that could adversely affect our revenues and income.

As a result of our acquisition of ORC in 2006, we have approximately 150 active contracts and task orders with the U.S. federal government. There are inherent risks in contracting with the U.S. federal government which could have an adverse effect on our business. All contracts with the U.S. federal government contain provisions, and/or are subject to laws and regulations, that give the government rights and remedies not typically found in our commercial contracts, including rights that allow the government to:

•	claim rights in and ownership of products and systems that we produce;

•	adjust contract costs and fees on the basis of audits completed by its agencies;

•	suspend or debar us from doing business with the U.S. federal government; and

•	release information obtained from us in response to a Freedom of Information Act request.

The U.S. federal government has the right to terminate its contracts with us at any time and such terminations could adversely affect our revenues and income.

The U.S. federal government has the right to terminate its contracts with us at any time. If the U.S. federal government terminates a contract, we may recover only our incurred or committed costs, settlement expenses and profit on work completed before the termination. If the government terminates a contract for default, we may not recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. Additionally, most of our backlog could be reduced by any modification or termination of contracts that we have with the U.S. federal government or, in cases where we are a subcontractor, contracts that our prime contractors have with the U.S. federal government.

As a contractor to the U.S. federal government, we are subject to restrictions and compliance requirements that could divert the attention of our management, drain our resources and/or result in additional costs, fines or other penalties.

As a contractor to the U.S. federal government, we are subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. We are required to obtain and maintain material governmental authorizations and approvals to conduct our business as it is currently conducted. New or more stringent laws or governmental regulations concerning government contracts could hurt our business by limiting our flexibility and by potentially causing us to incur additional expenses.

We also must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. federal government contracts. These laws and regulations affect how we do business with our U.S. federal government clients and may result in added costs for our business. For example, we are required to comply with the Federal Acquisition Regulations and all supplements, which comprehensively regulate the formation, administration and performance of U.S. federal government contracts, and the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

•	termination of contracts;

•	forfeiture of profits;

•	suspension of payments;

•	fines; and

•	suspension or debarment from doing business with U.S. federal government agencies.

Any of the sanctions could adversely affect our business, prospects, financial condition, or operating results.

Our government contracts are subject to audits and cost adjustments by the U.S. federal government, which could hurt our operating results.

Our government contracts are subject to audits and reviews by the U.S. federal government of our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations and standards. Responding to governmental audits, inquiries or investigations may involve significant expense and divert the attention of our management. An audit of our work, including an audit of work performed by companies we have acquired or may acquire, could result in a substantial adjustment to our revenues because any costs determined by the government to be improperly allocated to a specific contract will not be reimbursed, and revenues we have already recognized may need to be refunded. If a U.S. federal government audit results in allegations of improper or illegal activities by us or our employees and if we are unable to successfully defend against those allegations, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension, and/or debarment from doing business with U.S. federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us regardless of the merits of any such allegation. In addition, the U.S. federal government may conduct non-audit reviews on a majority of our government contracts, which in turn could lead to full audit reviews by the government.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in a 156,000 square foot facility in Omaha, Nebraska, where we perform sales and administrative activities. Administration and management personnel are also located in a 24,000 square foot facility in Omaha, Nebraska, which is adjacent to our headquarters. In 2006, we completed a 5,000 square foot training facility within walking distance of our headquarters. We have three locations in Carter Lake, Iowa. Our order fulfillment and printing operations are located within our 27,000 square foot building, shipping is conducted at our 18,500 square foot warehouse, and data center operations are split between our 27,000 square foot facility and our adjacent 32,000 square foot building; all of which are located within 15 miles from our headquarters. Data compilation, telephone verification, data and product development, and information technology services are conducted at our recently expanded 175,000 square foot Papillion, Nebraska facility which is located within 5 miles from our headquarters. Catalog Vision sales operations are performed in a 30,000 square foot location in Marshfield, Wisconsin. We own these facilities, as well as adjacent land at certain locations for possible future expansion.

We lease sales office space at approximately 80 different locations in the United States, Canada, the United Kingdom and other countries.

Item 3.	Legal Proceedings

In December 2001, we commenced a lawsuit against Naviant, Inc., (now known as BERJ, LLP) in the District Court for Douglas County, Nebraska, for breach of a database license agreement by Naviant. We sought recovery of minimum royalties due under that agreement in excess of $18 million. In its answer, Naviant alleged that we had breached the agreement. The District Court entered an order in January 2004 that Naviant, not the Company, had breached the agreement, and awarded us damages of $625,000. We appealed the damages calculation, and in October 2005 the Court of Appeals remanded the case to the District Court for recalculation of damages. On November 9, 2006, the District Court on remand awarded us $9.75 million in damages. We have filed a motion for reconsideration alleging that the award should include additional royalties and interest. Naviant has moved to set aside the damages award. Those motions are still pending in the District Court.

In February 2006, Cardinal Value Equity Partners, L.P., which beneficially owns 6.1% of our stock, filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County, against certain directors of the Company, and the Company. The lawsuit was filed as a derivative action on behalf of the Company and as a class action on behalf of Cardinal Value Equity Partners, L.P. and other stockholders. The lawsuit asserted claims for breach of fiduciary duty and sought an order requiring the Company to reinstate the special committee of directors. The special committee had been formed in June 2005 to consider a then-pending proposal by Vinod Gupta to acquire the shares of the Company not owned by him and was dissolved in August 2005 after Mr. Gupta withdrew that proposal. The lawsuit also sought an order awarding the Company and the class unspecified damages. In May 2006, Cardinal amended its complaint to add several new allegations and named two additional directors of the Company as defendants. The Company and the individual defendants filed a motion to dismiss the lawsuit. On October 17, 2006, the Court granted that motion and dismissed the lawsuit without prejudice. The Court’s order permitted Cardinal to file an amended complaint within 60 days of the order. Cardinal subsequently filed a Third Amended Complaint, alleging derivative claims of breach of fiduciary duty and violations of Delaware law. In January 2007, the Court granted the defendants’ motion to consolidate the action with a similar action filed by Dolphin Limited Partnership I, L.P. et al. (See below.)

In October 2006, Dolphin Limited Partnership I, L.P., Dolphin Financial Partners, L.L.C. and Robert Bartow filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County, against the current directors of the Company, and two former directors of the Company, and the Company as a nominal defendant. The lawsuit was filed as a derivative action on behalf of the Company. The lawsuit asserts claims for breach of fiduciary duty and misuse of corporate assets, and seeks an order rescinding or declaring void certain transactions between the Company and Vinod Gupta, requiring the defendants to reimburse the Company for alleged damages and expenses relating to such transactions, and directing the Company to amend its Stockholder Rights Plan to include Mr. Gupta, his family and affiliates. The lawsuit also seeks an order awarding the Company unspecified damages. In January 2007, the Court ordered the case consolidated with a similar lawsuit filed by Cardinal Value Equity Partners, L.P. Pursuant to the consolidation order entered by the court, Dolphin and Cardinal have filed a consolidated complaint that essentially combines the claims that had been set forth in their respective individual complaints, described above. Defendants have moved to dismiss that complaint. The lawsuit is in the early stages and it is not yet possible to determine the ultimate outcome of this matter.

We are subject to legal claims and assertions in the ordinary course of business. Although the outcomes of any other lawsuits and claims are uncertain, we do not believe that, individually or in the aggregate, any such lawsuits or claims will have a material effect on our business, financial conditions, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Securityholders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this 2006 Annual Report on Form 10-K.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock, $0.0025 par value, is traded on the NASDAQ Global Select Market under the symbol “IUSA.”

The following table sets forth the high and low closing prices for our Common Stock during each quarter of 2006 and 2005. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

Common Stock

	High	Low

2006
Fourth Quarter	$12.62	$8.37
Third Quarter	$10.58	$7.83
Second Quarter	$12.83	$9.49
First Quarter	$13.01	$10.36
2005
Fourth Quarter	$11.14	$10.13
Third Quarter	$11.91	$9.89
Second Quarter	$12.34	$9.37
First Quarter	$11.67	$10.04

On March 6, 2007, the last reported sale price in the NASDAQ National Market for our Common Stock was $10.03 per share. As of March 6, 2007, there were 109 stockholders of record of the Common Stock, and an estimated additional 4,400 stockholders who held beneficial interests in shares of Common Stock registered in nominee names of banks and brokerage houses.

On March 1, 2005, we paid a cash dividend of $0.20 per common share to stockholders of record on February 8, 2005. This dividend was the first cash dividend paid by us. On February 21, 2006, we paid a cash dividend of $0.23 per common share to stockholders of record on February 6, 2006. On March 5, 2007, we paid a cash dividend of $0.25 per common share and a special dividend of $0.10 per common share to stockholders of record on February 16, 2007. Any decision to pay future dividends will be made by the Board of Directors. No assurance can be given that dividends will be paid in the future since they are dependent on our earnings, cash flows from operations, the financial condition and other factors. The Credit Facility has certain restrictions on the ability to declare dividends on our common stock.

The information required by this section concerning securities authorized for issuance under equity compensation plans is set forth in or incorporated by reference into Part III, Item 12 of this Annual Report and Note 10 in our consolidated financial statements included in this Annual Report.

PERFORMANCE GRAPH

The following Performance Graph compares the cumulative total return to stockholders of the Company’s Common Stock from December 31, 2001 to December 31, 2006 to the cumulative total return over such period of (i) The Nasdaq Stock Market (U.S. Companies) Index, and (ii) the S&P Data Processing & Outsourced Services Index. The performance graph is not necessarily indicative of future investment performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
AMONG INFOUSA INC., NASDAQ STOCK MARKET INDEX, AND
S&P DATA PROCESSING OUTSOURCED SERVICES INDEX

	31-Dec-01	31-Dec-02	31-Dec-03	31-Dec-04	31-Dec-05	31-Dec-06
infoUSA Common Stock	$100.00	$71.61	$106.77	$161.24	$157.49	$171.61
NASDAQ (U.S. Companies)	$100.00	$69.13	$103.36	$112.49	$114.88	$126.22
S&P Data Processing & Outsourced Services Index	$100.00	$71.08	$83.19	$87.71	$92.55	$102.13

*	Assumes $100 invested on December 31, 2001 in infoUSA Inc. Common Stock, Nasdaq Stock Market (U.S. Companies) Index, and S&P Data Processing & Outsourced Services Index.

The information contained in this Item 5 of this Annual Report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data as of the end of, and for each of the years in the five-year period ended December 31, 2006 are derived from our audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. We have made several acquisitions since 2001 that would affect the comparability of historical data. See Management’s Discussion and Analysis of Financial Condition and Results of Operations. The audited Consolidated Financial Statements as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006, are included elsewhere in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net sales	$434,876	$383,158	$344,859	$311,345	$302,516
Costs and expenses:
Cost of goods and services	116,487	108,106	102,838	87,074	84,710
Selling, general and administrative	224,879	185,873	170,755	147,872	135,166
Depreciation and amortization of operating assets	14,020	12,818	14,062	14,573	14,773
Amortization of intangible assets	14,909	18,098	15,875	13,276	13,310

Total costs and expenses	370,295	324,895	303,530	262,795	247,959

Operating income	64,581	58,263	41,329	48,550	54,557
Other income (expense):
Investment income (loss)	536	2,934	(190)	1,149	179
Interest expense	(11,810)	(11,841)	(9,210)	(11,547)	(16,059)
Other charges(1)	(68)	(190)	(3,157)	(6,385)	(5,528)

Income before income taxes	53,239	49,166	28,772	31,767	33,149
Income tax expense	19,939	17,659	10,934	12,072	12,713

Net income	$33,300	$31,507	$17,838	$19,695	$20,436

Basic earnings per share	$0.61	$0.59	$0.34	$0.38	$0.40

Diluted earnings per share	$0.60	$0.58	$0.33	$0.38	$0.40

Weighted average shares outstanding — basic	54,974	53,850	52,851	51,576	51,170

Weighted average shares outstanding — diluted	55,340	54,040	53,564	51,714	51,193

	December 31,
	2006	2005	2004	2003	2002

Consolidated Balance Sheet Data:
Working capital (deficit)	$(34,949)	$(63,108)	$(56,737)	$(13,065)	$(13,290)
Total assets	749,575	543,767	509,436	366,346	393,386
Long-term debt, including current portion	259,890	148,006	196,226	139,765	190,428
Stockholders’ equity	234,158	197,867	171,475	146,221	118,328

(1)	During 2004, we recorded other charges totaling $3.2 million for: 1) $0.6 million for non-amortized debt issue costs and a $1.5 million premium to purchase $30.0 million of our 9 1/2% Senior Subordinated Notes, 2) $0.1 million for non-amortized debt issue costs for a prior credit facility as a result of the financing of a new credit facility in March 2004, and 3) $1.0 million for an other-than-temporary decline in the value of a non-marketable equity investment. During 2003, we recorded other charges totaling $6.4 million for: 1) $1.6 million for non-amortized debt issue costs and a $3.2 million premium to purchase $67 million of our 9 1/2% Senior Subordinated Notes, 2) $0.8 million in bank fees to amend and restate the Senior Secured Credit Facility and $0.8 million in non-amortized costs associated with the previous Credit Facility. During 2002, we recorded other charges totaling $5.5 million for: 1) a loss of $2.8 million for the net unamortized debt issue costs related to the Deutsche Bank Credit Facility, 2) a loss of $1.1 million for an other-than-temporary decline in the value of a nonmarketable equity investment, 3) a loss of $1.2 million for the reclassification of an interest rate swap agreement due to the refinancing of our senior debt Credit Facility during the year, and 4) a loss related to our repurchase of $9.0 million of our 9 1/2% Senior Subordinated Notes. As part of the repurchases, we recorded a loss totaling $0.4 million for net unamortized debt issue costs related to the Senior Subordinated Notes and for amounts paid in excess of carrying value of the debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains forward-looking statements, including without limitation statements in the discussion of comparative results of operations, accounting standards and liquidity and capital resources, within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, which are subject to the “safe harbor” created by those sections. Our actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from our recent results or those projected in the forward-looking statements are described in Item 1A “Risk Factors” above. We assume no obligation to update the forward-looking statements or such factors.

General

Overview

In 2007, we are reorganizing our segments both for operational and reporting purposes. In 2007, we will report results in three segments: the Data Group, the Services Group, and the Research Group. We believe that by organizing all of our businesses that sell proprietary content into a single segment, we can more effectively deploy sales and marketing resources. The reorganization is also expected to create better opportunities for cross selling proprietary databases under one brand name. The financial information contained in this report is according to the segment organization in place during fiscal year 2006 which was the infoUSA Group, the Donnelley Group, and as of December 2006, the Research Group.

Initiatives in 2006 included:

•	Migrated “one-time use” customers to “subscription-based” customers of our Internet based services Salesgenie.com, Salesgenie.com/Lite, SalesLeadsUSA.info, Credit.net, PolkCityDirectories.com and infoUSACiti.com.

•	Continued improvements of the content and accuracy of our database. Adding more content, such as detailed business descriptions, more executives, hours of operation, credit cards accepted, UCC filings, URL address and other information.

•	Expanded international business and executive databases.

•	Increased investments in merchandising, advertising and branding. The advertising campaigns include email, print, TV, radio, direct mail, and search word advertising, as well as the use of white glove client services. Most notable advertisements included three commercials aired during the Super Bowl, on February 4, 2007, featuring Salesgenie.com.

•	Streamlined pricing of the subscription products. Salesgenie.com allows clients full access to twelve databases including mapping, driving directions, CRM, as well as unlimited view, unlimited cherry picking , and downloading for a fixed price per month.

•	Added a scaled-down version to our subscription offerings called Salesgenie.com/Lite which allows clients access to six databases, unlimited view for a fixed price per month.

•	Continued to build on our subscription model by adding enhancements to allow customers a “one-stop-shop” application for all of their direct marketing, sales prospecting needs and credit needs.

•	Developed website application commercials, called “Customer Analyzer”, which will allow businesses to broadcast their own commercial on our website applications.

Financial Performance

Operating income for 2006 was $64.6 million, or 15% of net sales, up from $58.3 million, or 15% of net sales, for 2005. The primary reasons for the increase in operating income were (1) our diligent approach to being more efficient in our operations, and (2) the successful integration of @Once and Millard Group, which were acquired in 2005 and reported a full twelve months of operations in 2006. The continued successful integration of Mokrynskidirect, Digital Connexxions, Rubin Response and Opinion Research Corporation, which were acquired in 2006, into our structure also contributed to the increase in operating income. These increases were offset by $2.3 million expensed during 2006 relating to the proxy contest and other stockholder matters.

Mergers and Acquisitions

Internal revenue growth is our primary objective. However, we still pursue opportunities for strategic acquisitions. As described in the notes to the accompanying consolidated financial statements, we acquired the following entities in 2005: (1) @Once, a provider of email marketing services, and (2) Millard Group, a provider of list brokerage and list management services. During 2006, we acquired the following entities: (1) Mokrynskidirect, a provider of list brokerage and list management services, (2) Digital Connexxions, a provider of email marketing services, (3) Rubin Response, a provider of list brokerage and list management services, and (4) Opinion Research Corporation, a provider of social and market research services.

We have systematically integrated the operations of the acquired companies into existing operations. Due to recent and potential future acquisitions, future results of operations may not be directly comparable to historical data.

Summary of Acquisitions

Through acquisitions, we have increased our presence in the consumer marketing information industry, greatly increased our ability to provide data processing and e-mail marketing solutions, increased our presence in list management and list brokerage services and broadened our offerings of business and consumer marketing information. In addition, with the most recent acquisition of Opinion Research Corporation we have added a research division to complement our existing services. The following table summarizes the more significant acquisitions:

		Principal			Transaction
		Business	Type of		Value
Acquired Company	Key Asset	Segment	Acquisition	Date Acquired	(In millions)(1)

Digital Directory Assistance	Consumer CD-Rom Products	infoUSA group	Asset purchase	August 1996	$17
County Data Corporation	New Businesses Database	infoUSA group	Pooling-of-interests	November 1996	$11
Marketing Data Systems	Data Processing Services	Donnelley group	Asset purchase	November 1996	$3
BJ Hunter	Canadian Business Database	infoUSA group	Stock purchase	December 1996	$3
Database America Companies (DBA)	Consumer Database and Data Processing Services	Donnelley group	Stock purchase	February 1997	$105
Pro CD	Consumer CD-Rom Products	infoUSA group	Asset purchase	August 1997	$18
Walter Karl	Data Processing and List Management Services	Donnelley group	Stock purchase	March 1998	$19
JAMI Marketing	List Management Services	Donnelley group	Asset purchase	June 1998	$13
Contacts Target Marketing	Canadian Business Database	infoUSA group	Asset purchase	July 1998	$1
Donnelley Marketing	Consumer Database and Data Processing Services	Donnelley group	Stock purchase	July 1999	$200
American Church Lists	Religious Institution Database	infoUSA group	Stock purchase	March 2000	$2
IdEXEC	Executives Database	Donnelley group	Asset purchase	May 2000	$7
Getko Direct Response	Canadian Consumer Database and Data Processing Services	infoUSA group	Asset purchase	May 2000	$2
InfoUSA.com minority interest	Internet license and products	Donnelley group	Asset purchase	August 2001	$25

		Principal			Transaction
		Business	Type of		Value
Acquired Company	Key Asset	Segment	Acquisition	Date Acquired	(In millions)(1)

Polk City Directories	Business Directories Products	infoUSA group	Asset purchase	October 2001	$6
Double Click e-mail list business	e-mail list business	Donnelley group	Asset purchase	March 2002	$2
Hill Donnelly	Business Directories Products	infoUSA group	Asset purchase	June 2002	$2
City Publishing	Business Directories Products	infoUSA group	Asset purchase	September 2002	$2
Click Action	E-mail solutions provider and e-mail list business	Donnelley group	Stock purchase	December 2002	$4
Yesmail	E-mail solutions provider and e-mail list business	Donnelley group	Stock purchase	March 2003	$4
Markado	E-mail solutions provider and e-mail list business	Donnelley group	Asset purchase	September 2003	$1
Triplex	Data processing services	Donnelley group	Stock purchase	February 2004	$8
Edith Roman	List brokerage and management services	Donnelley group	Stock purchase	June 2004	$14
OneSource	International database and Internet browser applications	Donnelley group	Stock purchase	June 2004	$109
@Once	E-mail solutions provider and e-mail list business	Donnelley group	Asset purchase	January 2005	$8
Millard Group	List brokerage and management services	Donnelley group	Stock purchase	November 2005	$14
Mokrynskidirect	List brokerage and management services	Donnelley group	Asset purchase	June 2006	$7
Digital Connexxions Corp.	E-mail solutions provider and e-mail list business	Donnelley group	Asset purchase	October 2006	$4
Rubin Response Services, Inc.	List brokerage and management services	Donnelley group	Asset purchase	November 2006	$2
Opinion Research Corporation	Social and Market Research Services	Research group	Stock purchase	December 2006	$132

(1)	Transaction value includes total consideration paid including cash paid, debt and stock issued plus long-term debt repaid or assumed at the date of acquisition as well as subsequent purchase price adjustments.

We frequently evaluate the strategic opportunities available and intend to pursue strategic acquisitions of complementary products, technologies or businesses that we believe fit our business strategy. In connection with future acquisitions, we expect that we will be required to incur additional acquisition-related charges to operations.

Associated with the acquisitions previously described, we recorded amortization expense on other purchased intangibles as summarized in the following table (amounts in thousands):

Fiscal Year	Amount

2002	$13,310
2003	13,276
2004	15,875
2005	18,098
2006	14,909

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to the audited Consolidated Financial Statements. Of those policies, we have identified the following to be the most critical because they are the most important to our portrayal of our results of operations and financial condition and they require subjective or complex management judgments:

•	Revenue recognition and related estimates of valuation allowances for doubtful accounts, sales returns and other allowances;

•	Database acquisition, development and maintenance expenses;

•	Valuation of long-lived and intangible assets and goodwill; and

•	Income taxes.

Revenue recognition.  Revenue from the sale of prospect lists (paper form or electronic), mailing labels, published directories, other sales lead products and DVD and CD information products are recognized upon shipment. These product sales are typically evidenced by a written purchase order or by credit card authorization.

List management revenue is recognized net of costs upon shipment of list to third party. List brokerage revenue is recognized net of costs upon verification from third party of the actual list used and shipped.

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

Services performed in the Research Group vary from contract to contract and are not uniformly performed over the term of the arrangement. Revenues under fixed-price contracts are recognized on a proportional performance basis. Performance is based on the ratio of costs incurred to total estimated costs where the costs incurred represent a reasonable surrogate for output measures of contract performance, including survey design, data collection, survey analysis and presentation of deliverables to the client. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Provision for estimated contract losses, if any, is made in the period such losses are determined. Customers are obligated to pay as services are performed, and in the event that a client cancels the contract, the client is responsible for payment for services performed through the date of cancellation.

Revenues under cost-reimbursement contracts are recognized as costs are incurred. Applicable estimated profits are included in earnings in the proportion that incurred costs bear to total estimated costs. Incentives, award fees or penalties related to performance are also considered in estimating revenues and profit rates based on actual and anticipated awards.

Revenues under time-and-materials contracts are recognized as costs are incurred. Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced based upon the achievement of specific events as defined by each contract including deliverables, timetables and incurrence of certain costs. Unbilled receivables are classified as a current asset. Reimbursements of out of pocket expenses are included in revenues with corresponding costs incurred by us included in cost of revenues.

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

Database Costs.  Our database and production costs are generally charged to expense as incurred and relate principally to maintaining, verifying and updating our databases, fulfilling customer orders and the production of DVD/CD titles. Costs to develop new databases are capitalized by us and amortized upon the successful completion of the databases, over a period ranging from one to five years. Our cost of maintaining consumer and business databases does not necessarily vary directly with revenues since a significant portion of the cost is the maintenance and verification of our existing data. Consequently, operating income may vary significantly with changes in revenue from period-to-period, as our ability to adjust certain elements of our cost structure is limited in the short-run.

Because we expense the costs of maintaining and verifying our existing database, our balance sheet does not include an asset for the value of our database. We believe that our databases of consumer and business information are valuable intellectual property assets. Our success in marketing our products and services depends, in large part, on our ability to maintain an accurate and reliable database of business and consumer information.

Valuation of long-lived and intangible assets and goodwill.  We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we considered important which could trigger an impairment review included the following:

•	Significant underperformance relative to historical or projected future operating results,

•	Significant changes in the manner or use of the acquired assets or the strategy for our overall business,

•	Significant negative industry or economic trends,

•	Significant decline in our stock price, and

•	Our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on estimated fair value of the assets. Net property and equipment, net intangible assets, long-lived assets, and goodwill amounted to $551.0 million as of December 31, 2006.

We completed an impairment test as of October 31, 2006 and 2005, respectively, and determined that no impairment existed. The goodwill impairment test is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired, and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step is essentially a purchase price allocation exercise, which allocates the newly determined fair value of the reporting unit to the assets. For purposes of the allocation, the fair values of all assets, including both recognized and unrecognized intangible assets, are determined. The residual goodwill value is then compared to the carrying value of goodwill to determine the impairment charge.

At December 31, 2006, we had six reporting units that had goodwill and therefore required testing pursuant to SFAS No. 142. The six reporting units represent a subset of the operating segments reported upon in the accompanying financial statements. These reporting units represent financial information one level lower than the reported operating segments, and these individual reporting units have discrete financial information available and have different economic characteristics.

We used the Gordon growth model to calculate residual values. The Gordon growth model refers to the concept of taking the residual year cash flow and determining the value of a growing, perpetual annuity. The long-term growth rate used for each reporting unit was 3.5%. We used weighted average cost of capital ranging from 10.1% to 11.7% in its discounted cash flow analysis.

Income Taxes.  Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but would not be limited to, the likelihood we would realize the benefits of net operating loss carryforwards, the adequacy of valuation allowances, and the rates used to measure transactions with foreign subsidiaries. As part of the process of preparing the our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that either domestic or foreign taxing authorities could challenge those judgments and estimates and draw conclusions that would cause us to incur tax liabilities in excess of those currently recorded. Changes in the geographical mix or estimated amount of annual pretax income could impact our overall effective tax rate.

To the extent recovery of deferred tax assets is not likely based on estimation of future taxable income in each jurisdiction, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Although we have considered future taxable income along with prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to deferred tax assets would be charged to income in the period any such determination was made. Likewise, in the event we were able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase income in the period any such determination was made.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the our statement of operations data expressed as a percentage of net sales. The amounts and related percentages may not be fully comparable due to our acquisition of Triplex in February 2004, Edith Roman in June 2004, OneSource in June 2004, @Once in January 2005, Millard Group in November 2005, Mokrynskidirect in June 2006, Digital Connexxions in October 2006, Rubin Response in November 2006 and Opinion Research Corporation in December 2006.

	Year Ended December 31,
	2006	2005	2004

Consolidated Statement of Operations Data:
Net sales	100%	100%	100%
Costs and expenses:
Cost of goods and services	27	29	30
Selling, general and administrative	52	48	49
Depreciation of operating assets	3	3	4
Amortization of intangible assets	3	5	5

Total operating costs and expenses	85	85	88

Operating income	15	15	12
Other expense, net	(2)	(2)	(4)

Income before income taxes	13	13	8
Income tax expense	5	5	3

Net income	8%	8%	5%

	($ In millions)
Other Data:
Sales by Segment:
infoUSA group	$151.9	$142.8	$148.3
Donnelley group	268.4	240.4	196.6
Research group	14.6	—	—

Total	$434.9	$383.2	$344.9

Sales by Segment as a Percentage of Net Sales:
infoUSA group	35%	37%	43%
Donnelley group	62	63	57
Research group	3	—	—

Total	100%	100%	100%

2006 Compared to 2005

Net sales

Net sales for 2006 were $434.9 million, an increase of 13% from $383.2 million for 2005.

Net sales of the infoUSA Group segment for 2006 were $151.9 million, a 6% increase from $142.8 million for 2005. The increase in net sales is principally due to the growth of the segment’s subscription revenues which includes Salesgenie.com, Salesgenie.com/Lite, SalesLeadsUSA.info and Credit.net. The infoUSA Group segment principally engages in the selling of sales lead generation and consumer DVD products to small to medium sized companies, small office and home office businesses and individual consumers. Customers purchase our information as custom lists or on a subscription basis primarily from the Internet. Sales of subscription-based products require us to recognize revenues over the subscription period instead of at the time of sale.

Net sales of the Donnelley Group segment for 2006 were $268.4 million, a 12% increase from $240.4 million for 2005. The majority of the increase in the Donnelley Group is related to the acquisition of Millard Group in November 2005, Mokrynskidirect in June 2006, Digital Connexxions in October 2006 and Rubin Response in November 2006, as well as growth in the Yesmail division as e-mail marketing is becoming a bigger part of corporate advertising. The Donnelley Group segment provides our proprietary databases, database marketing solutions, e-mail marketing solutions, list brokerage and list management services and online interactive marketing services to large companies in the United States, Canada and globally. This segment includes the licensing of databases to value added resellers.

Net sales of the newly acquired Research Group segment for 2006 were $14.6 million, which reflects the sales of Opinion Research Corporation since the acquisition date of December 4, 2006. The Research Group segment provides diversified market research which consists of Opinion Research and Macro International.

Cost of goods and services

Cost of goods and services for 2006 were $116.5 million, or 27% of net sales, compared to $108.1 million, or 29% of net sales for 2005. The majority of the increase in cost of goods and services in 2006 related to the acquisition of Opinion Research Corporation in December 2006. Opinion Research recorded $10.7 million in database and production costs for December 2006. This increase was offset by the decrease in costs due to our November 2005 payment of $1.5 million to terminate a contract with our mainframe processor to bring the processing in-house.

The reduction of the cost as a percentage of revenue is due primarily to database compilation costs remaining relatively constant despite the increase in our data sales. List brokerage and list management revenue increased from the Millard Group, Mokrynskidirect and Rubin Response acquisitions which have very low production costs due to sales being recorded on a net basis.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2006 were $224.9 million, or 52% of net sales, compared to $185.9 million, or 48% of net sales for 2005. The increase in selling, general and administrative expenses principally relates to the increase in advertising and marketing costs for the subscription products, as well as costs incurred for the proxy contest in connection with our 2006 annual meeting of stockholders. In addition, increased expenses resulted from the businesses acquired in 2005 and 2006, some of which had selling, general and administrative expenses that were higher as a percentage of revenue than those of the Company as a whole.

Effective in 2006, selling, general and administrative expenses include items previously reported as separate income statement line items. These items were consolidated since we determined these items no longer had a material impact on our consolidated statements of operations. These include non-cash stock compensation expenses, restructuring costs, litigation settlement charges and acquisition costs. Prior year results have been reclassified to reflect this change.

We adopted SFAS No. 123(R) in January 2006, which requires measurement of compensation cost for all share-based payment awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS No. 123(R) resulted in a charge of $1.2 million for 2006, compared to a benefit of $0.3 million for 2005. The benefit in 2005 was related to non-employee consulting agreements executed in previous years. See Note 10 of the Notes to Consolidated Financial Statements for further detail regarding the adoption of this new accounting standard.

Depreciation and amortization of operating assets

Depreciation expense for 2006 was $14.0 million, or 3% of net sales, compared to $12.8 million, or 3% of net sales for 2005. The majority of the increase in depreciation expense is the result of one month of depreciation expense for Opinion Research Corporation acquired in December 2006.

Amortization of intangible assets

Amortization expense for 2006 was $14.9 million, or 3% of net sales, compared to $18.1 million, or 5% of net sales for 2005. The decrease in amortization expense is due to a certain identifiable intangible asset from the Donnelley Marketing acquisition becoming fully amortized in June 2006.

Operating income

Including the factors previously described, we had operating income of $64.6 million, or 15% of net sales during 2006, compared to operating income of $58.3 million, or 15% of net sales for 2005. The increase in operating income is a result of the following items: 1) organic growth of approximately 4% for the Company as a whole, 2) solid expense management, and 3) the successful integration of acquisitions made in 2005 and 2006 into our structure which allowed us to eliminate redundant costs.

Operating income for the infoUSA Group segment for 2006 was $50.4 million, or 33% of net sales for the infoUSA Group, as compared to $47.4 million, or 33% of net sales for the infoUSA Group for 2005. The increase in operating income for the infoUSA Group is principally due to the growth of the segment’s subscription divisions.

Operating income for the Donnelley Group segment for 2006 was $109.3 million, or 41% of net sales for the Donnelley Group, as compared to $101.9 million, or 42% of net sales for the Donnelley Group for 2005. The increase in operating income is principally due to the strong performances of the email technology companies and the list brokerage and list management businesses including the performance of the acquisitions made in 2006 including Mokrynskidirect, Digital Connexxions and Rubin Response.

Operating income for the Research Group segment for 2006 was $1.2 million, or 8% of net sales for the Research Group. This includes activity since the date of acquisition of December 4, 2006.

Other (expense), net

Other expense, net was $(11.3) million, or 2% of net sales, and $(9.1) million, or 2% of net sales, for 2006 and 2005, respectively. Other expense, net is comprised of interest expense, investment income (loss) and other income or expense items, which do not represent components of our operating income and operating expense.

Interest expense was $11.8 million for both 2006 and 2005. Investment income was $0.5 million and $2.9 million, for 2006 and 2005, respectively. The decrease is due to fewer gains recorded in 2006 as compared to 2005 for marketable securities on the open market.

Income taxes

A provision for income taxes of $19.9 million and $17.7 million was recorded during 2006 and 2005, respectively. The effective income tax rate used for both periods was 36%.

2005 Compared to 2004

Net sales

Net sales for 2005 were $383.2 million, an increase of 11% from $344.9 million for 2004.

Net sales of the infoUSA Group segment for 2005 were $142.8 million, a 4% decrease from $148.3 million for 2004. The decrease in net sales is principally due to the change in the pricing structure for one of our divisions, which was offset by an increase in net sales due to the growth of the segment’s subscription revenues.

Net sales of the Donnelley Group segment for 2005 were $240.4 million, a 22% increase from $196.6 million for 2004. The increase was principally due to the acquisitions of Edith Roman and OneSource in June 2004, @Once in January 2005, and Millard Group in November 2005, which was offset by a slight decrease in our Donnelley Marketing and Walter Karl Divisions.

Cost of goods and services

Cost of goods and services for 2005 were $108.1 million, or 29% of net sales, compared to $102.8 million, or 30% of net sales for 2004. The increase in cost of goods and services principally relates to the acquisitions of OneSource in June 2004 and @Once in January 2005, as well as our payment of $1.5 million in November 2005 to terminate a contract with our mainframe processor in order to bring the processing in-house. These items were both offset by a decrease in costs as a result of cost cutting initiatives including the insourcing of directory printing and binding operations as well as renegotiating the remaining printing and binding service contracts.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2005 were $185.9 million, or 48% of net sales, compared to $170.8 million, or 49% of net sales for 2004. The increase in selling, general and administrative expenses principally relates to the acquisition of companies during 2004 including Edith Roman and OneSource, and during 2005 including @Once and Millard Group. In addition, we increased the spending for our subscription product advertisements, and incurred nonrecurring expenses associated with the “going-private” transaction proposal by our CEO.

Depreciation and amortization of operating assets

Depreciation expense for 2005 was $12.8 million, or 3% of net sales, compared to $14.1 million, or 4% of net sales for 2004. The decrease in depreciation expense is the result of certain computer equipment being fully depreciated during the first half of 2005.

Amortization of intangible assets

Amortization expense for 2005 was $18.1 million, or 5% of net sales, compared to $15.9 million, or 5% of net sales for 2004. Amortization expense increased as identifiable intangible assets recorded as part of the acquisition of OneSource, totaling $31.3 million, were recorded, and subject to a full twelve months of amortization during 2005, compared to seven months recorded during 2004. SFAS No. 142 requires us to complete an annual impairment test on goodwill and other intangible assets with an indefinite life rather than record amortization expense on those assets. We determined that during our impairment tests completed as of October 31, 2005, no impairment existed.

Operating income

Including the factors previously described, we had operating income of $58.3 million, or 15% of net sales during 2005, compared to operating income of $41.3 million, or 12% of net sales for 2004. The increase in operating income as a percentage of net sales is a result of the following items: 1) our diligent approach to being more efficient in our operations including items such as consolidating printing facilities and other cost cutting initiatives, and 2) the successful integration of Edith Roman, OneSource, @Once and Millard Group into our structure, which allowed us to eliminate redundant computer costs, printing facilities and back office operations.

Operating income for the infoUSA Group segment for 2005 was $47.4 million, or 33% of net sales for the infoUSA Group, as compared to $46.0 million, or 31% of net sales for the infoUSA Group for 2004. The increase in operating income as a percentage of net sales is principally due to increased efficiencies in the segment’s operations including consolidation of printing facilities.

Operating income for the Donnelley Group segment for 2005 was $101.9 million, or 42% of net sales for the Donnelley Group, as compared to $84.2 million, or 43% of net sales for the Donnelley Group for 2004. The increase in operating income is principally due to the successful integration of Edith Roman, OneSource, @Once and Millard Group, which allowed us to eliminate redundant costs.

Other (expense), net

Other expense, net was $(9.1) million, or 2% of net sales, and $(12.6) million, or 4% of net sales, for 2005 and 2004, respectively. Other expense, net is comprised of interest expense, investment income (loss) and other income or expense items, which do not represent components of our operating income and operating expense.

Interest expense was $11.8 million and $9.2 million for 2005 and 2004, respectively. The increase is principally due to an increase in interest rates (which are tied to fluctuating LIBOR rates) on our debt facilities, as well as the increase in debt in June 2004 as a result of financing the OneSource acquisition. Investment income (loss) was $2.9 million and $(0.2) million, for 2005 and 2004, respectively. The increase is due to gains recorded as a result of the selling of marketable securities on the open market during 2005.

During 2005, we recorded a loss of $0.1 million for an other-than-temporary decline in the value of a nonmarketable equity investment, and a loss of $0.1 million for a loss on an investment with a limited partnership.

During 2004, we wrote-off deferred financing costs of $0.1 million related to the existing credit facility as a result of the financing of the 2004 Credit Facility (as defined below).

During 2004, we redeemed the remainder of our outstanding 9 1/2% Senior Subordinated Notes of $30.0 million at a premium of 4.75% to face amount. The premium paid on the redemption was $1.5 million, representing amounts paid in excess of the carrying value of the debt. As part of the redemption, we recorded charges of $0.6 million for net unamortized debt issue costs related to the Senior Subordinated Notes.

During 2004, we recorded a loss of $1.0 million for an other-than-temporary decline in the value of a nonmarketable equity investment.

Income taxes

A provision for income taxes of $17.7 million and $10.9 million was recorded during 2005 and 2004, respectively. The effective income tax rate decreased from 38% in 2004 to 36% in 2005 due to the following factors: state income tax planning, Section 199 of the Internal Revenue Code related to manufacturing deduction and dividends paid to the ESOP plans.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flow provided by our operating activities, our 2006 Credit Facility (as defined below), and cash and cash equivalents on hand. Our ability to generate cash from our operations is one of our fundamental financial strengths. We use cash flows from operations, along with borrowings, to fund capital expenditures, pursue growth initiatives, make acquisitions and retire outstanding indebtedness.

We are not subject to significant variability in cash flows from operations. Our sales (including those subject to deferred revenue recognition practices), cash receipts and cash disbursements occur fairly evenly through the course of a fiscal year.

Cash flows from operations on an annual basis have historically been well in excess of contractual obligations, including required debt payments, capital lease obligations, operating leases and other long-term obligations, and we believe that this financial condition will remain comparable for the foreseeable future. We do not anticipate utilizing cash flows from operations to fund significant capital expenditures in the foreseeable future. Additionally, we had $37.0 million of available borrowing capacity under our 2006 Credit Facility (as defined below) at December 31, 2006, and have been historically successful in negotiating and obtaining additional debt financing as necessary.

General Information — Debt Instruments, Financial Covenants and Sources and Uses of Cash

On February 14, 2006, we entered into an amended and restated $275 million Senior Secured Credit Facility (the “2006 Credit Facility”) administered by Wells Fargo Bank, N.A., replacing the Senior Secured Credit Facility originally entered into on March 25, 2004 (the “2004 Credit Facility”). The 2006 Credit Facility provides for a

$175 million revolving line of credit with a maturity date in February 2011 and a $100 million term loan with a maturity date in February 2012. At February 14, 2006, we borrowed $100 million under the term loan and $21 million under the revolving line of credit to repay the 2004 Credit Facility. At December 31, 2006, the term loan had a balance of $99.0 million, bearing an interest rate of 7.12%, the revolving line of credit had a balance of $139.0 million, bearing an interest rate of 6.82%, and $36.0 million was available under the revolving line of credit. Substantially all of our assets are pledged as security under the terms of the 2006 Credit Facility.

The 2006 Credit Facility provides for grid-based interest pricing based upon our consolidated total leverage ratio. Interest rates for use of the revolving line of credit range from base rate plus 0.25% to 1.00% for base rate loans and LIBOR plus 1.25% to 2.00% for Eurodollar rate loans. Interest rates for the term loan range from base rate plus 0.75% to 1.00% for base rate loans and LIBOR plus 1.75% to 2.00% for Eurodollar rate loans. Subject to certain limitations set forth in the credit agreement, we may designate borrowings under the 2006 Credit Facility as base rate loans or Eurodollar loans.

We are subject to certain financial covenants in the 2006 Credit Facility, including minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on EBITDA (“earnings before interest expense, income taxes, depreciation and amortization”), as adjusted, providing for adjustments to EBITDA for certain agreed upon items including non-operating gains (losses), other charges (gains), asset impairments, non-cash stock compensation expense and other items specified in the 2006 Credit Facility. We were in compliance with all restrictive covenants of the 2006 Credit Facility as of December 31, 2006.

The 2006 Credit Facility provides that we may pay cash dividends on our common stock or repurchase shares of our common stock provided that (a) before and after giving effect to such dividend or repurchase, no event of default exists or would exist under the credit agreement, (b) before and after giving effect to such dividend or repurchase, our consolidated total leverage ratio is not more than 2.75 to 1.0, and (c) the aggregate amount of all cash dividends and stock repurchases during any loan year does not exceed $20 million, except that there is no cap on the amount of cash dividends or stock repurchases so long as, after giving effect to the dividend or repurchase our consolidated total leverage ratio is not more than 2.00 to 1.0.

As of December 31, 2006, we had a working capital deficit of $34.9 million. We believe that our existing sources of liquidity and cash generated from operations will satisfy our projected working capital, debt repayments and other cash requirements for at least the next 12 months. Acquisitions of other technologies, products or companies, or internal product development efforts may require us to obtain additional equity or debt financing, which may not be available or may be dilutive.

Selected Consolidated Statements of Cash Flows Information

Net cash provided by operating activities during 2006 totaled $61.6 million compared to $86.3 million for 2005. The lower cash inflow for the current period was mainly attributed to the change in deferred revenue. In December 2005, $24.0 million was received due to the early termination of a database license contract between us and First Data Solutions. The license agreement, which had an original term of 9 years ending in 2008, was terminated as of December 31, 2005. The $24.0 million was recorded as deferred revenue for this contract which is being recognized over the revised two year contract.

Net cash used in investing activities during 2006 totaled $169.0 million, compared to $28.7 million for 2005. The current year outflow was mainly attributed to the following: 1) payments for the acquisitions of Opinion Research Corporation for $131.5 million excluding cash acquired of $0.8 million, Mokrynskidirect for $6.6 million, excluding the cash acquired of $2.0 million, Digital Connexxions for $4.3 million, Rubin Response for $1.5 million, and the Millard Group acquisition working capital adjustment of $1.4 million, and 2) our spending $21.1 million for additions of property and equipment, which include facility expansions and remodeling, and $7.5 million for software and database development costs.

Net cash provided by financing activities during 2006 totaled $112.8 million, compared to $67.2 million used in 2005. During 2006, we borrowed a total of $285.8 million in debt, which was mainly attributed to borrowings associated with the restatement of the 2004 Credit Facility, and the funds borrowed to finance the Opinion Research

Corporation acquisition. During 2006, we paid a total of $174.4 million in debt, which was mainly associated with the repayment of the 2004 Credit Facility and principal payments for both the 2004 and 2006 Credit Facilities, as well as payments on the revolver during the year.

We received proceeds from employee stock option exercises, including the related tax benefit of $14.3 million during 2006.

We paid a cash dividend of $0.23 per common share. The dividend payments, totaling $12.4 million, were paid on February 21, 2006, to stockholders of record as of the close of business on February 6, 2006.

Selected Consolidated Balance Sheet Information

Trade accounts receivable increased to $77.1 million at December 31, 2006 from $52.7 million at December 31, 2005. The increase was the result of the acquisition of Opinion Research Corporation in December 2006, which was offset by a decline in the days sales outstanding (“DSO”) ratio, which was 52 days in 2006 compared to 55 days for the same period in 2005.

List brokerage trade accounts receivable increased to $68.3 million at December 31, 2006 from $50.4 million at December 31, 2005. The increase was primarily the result of the acquisitions of Mokrynskidirect in June 2006 and Rubin Response in November 2006.

Unbilled services increased to $20.8 million at December 31, 2006 from $1.7 million at December 31, 2005. The increase was the result of the acquisition of Opinion Research Corporation in December 2006.

Property and equipment, net increased to $61.2 million at December 31, 2006 from $48.5 million at December 31, 2005. The increase was primarily the result of the acquisition of Opinion Research Corporation in December 2006.

Goodwill increased to $381.7 million at December 31, 2006 from $313.4 million at December 31, 2005. The majority of the increase was the result of the acquisition of Opinion Research Corporation in December 2006, which increased goodwill by $57.7 million. In addition, goodwill was recorded for $4.7 million for Mokrynskidirect, $1.7 million for Digital Connexxions and $1.9 for Rubin Response, as well as certain finalization of purchase price allocations recorded during the current year. Additionally, acquisition costs associated with the above acquisitions of $4.5 million were recorded.

Intangible assets, net, increased to $108.0 million at December 31, 2006 from $51.3 million at December 31, 2005. The increase was primarily the result of the intangibles identified and recorded for the acquisition of Opinion Research Corporation in December 2006 of $46.1 million for customer relationships and $10.9 million for tradenames. In addition, intangibles identified and recorded for the acquisition of Mokrynskidirect in June 2006 totaled $1.2 million for customer relationships and $0.9 million for trade names, and intangibles were identified and recorded during the year for the Millard Group acquisition of $5.6 million for customer relationships, $0.3 million for developed technology and $0.2 million for trade names. These additions were offset by amortization recorded during 2006 for intangible assets.

Accounts payable increased to $27.5 million at December 31, 2006 from $13.0 million at December 31, 2005. The increase was primarily the result of a overdraft position which has been reclassed to accounts payable, accordingly.

List brokerage trade accounts payable increased to $62.0 million at December 31, 2006 from $44.0 million at December 31, 2005. The increase was the result of the acquisitions of Mokrynskidirect in June 2006 and Rubin Response in November 2006.

Accrued payroll expenses increased to $33.6 million at December 31, 2006 from $19.0 million at December 31, 2005. The increase was primarily the result of the acquisition of Opinion Research Corporation in December 2006.

Deferred revenue decreased to $77.9 million at December 31, 2006 from $86.1 million at December 31, 2005. This decrease was the result of twelve months of revenue being recognized from the early termination of the license agreement with First Data Solutions in December 2005.

Our long-term debt increased to $255.3 million at December 31, 2006 from $142.4 million at December 31, 2005. The increase was mainly attributable to credit facility debt proceeds received to fund the acquisition of Opinion Research Corporation in December 2006.

Deferred income taxes increased to $35.4 million at December 31, 2006 from $19.8 million at December 31, 2005. The increase was mainly due to the acquisition adjustment recorded for the book amortizable intangibles of Opinion Research Corporation.

Selected other balance sheet accounts, including prepaid expenses, other assets, accrued expenses and income taxes payable, increased (decreased) moderately from their respective account balances at December 31, 2005 to their respective account balances at December 31, 2006. The increase (decrease) in these account balances is due to the acquisition of certain companies during 2006 and payment timing differences related to various general operating expenses.

The following table summarizes our contractual obligations as of December 31, 2006:

		Less than	1 to	4 to	After
	Total	1 Year	3 Years	5 Years	5 Years

Long-term debt	$251,487	$2,171	$4,620	$143,492	$101,204
Capital lease obligations	8,403	3,138	3,078	1,569	618
Operating leases	57,041	18,159	26,243	8,602	4,037
Unconditional purchase obligations	36,677	17,406	18,865	406	—

Total cash contractual obligations	$353,608	$40,874	$52,806	$154,069	$105,859

Unconditional purchase obligations include service contracts for Internet, phone and data communication services, software and hardware maintenance services, consulting agreements, data processing services and data center hosting agreements.

Other than for long-term debt arrangements, we have historically not entered into significant long-term contractual commitments, and do not anticipate doing so in the foreseeable future. We principally negotiate longer-term contracts that bear terms of one year or less, although some contracts may bear terms of up to three years.

Off-Balance Sheet Arrangements

Other than rents associated with facility leasing arrangements, we do not engage in off-balance sheet financing activities.

Accounting Standards

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” using the modified prospective approach. See Note 10 to Consolidated Financial Statements for further detail regarding the adoption of this accounting standard.

In February 2006, the Financial Accounting Standards Board (“the FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

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

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 applies to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48. Therefore, if it can be established that the only uncertainty is when an item is taken on a tax return, such positions have satisfied the recognition step for purposes of FIN 48 and uncertainty related to timing should be assessed as part of measurement. FIN 48 also requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. FIN 48 is effective for us as of January 1, 2007. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings. Adjustments to goodwill or regulatory accounts associated with the implementation of FIN 48 will be based on other applicable accounting standards. We have not fully completed the process of evaluating the impact of adopting FIN 48, including the apportionment of the tax and interest impacts to the registrants in infoUSA’s affiliated group. Nevertheless, we have performed procedures to identify a range of the anticipated impacts of the adoption of FIN 48. The adoption of FIN 48 is not anticipated to have a material impact on our January 1, 2007 balance of retained earnings.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88,106 and 132(R).” SFAS No. 158 requires: the recognition of the funded status of a defined benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. SFAS No. 158 is effective for our year ending December 31, 2006. SFAS 158 did not have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon adoption of SAB 108, we recorded a one-time cumulative effect adjustment to beginning-of-year retained earnings of

$3.2 million. See Note 21 for the Consolidated Financial Statements for additional information on the adoption of SAB 108.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

Inflation

We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening of the economic condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have identified interest rate risk as our primary market risk exposure. We are exposed to significant future earnings and cash flow exposures from significant changes in interest rates as nearly all of our debt is at variable rates. If necessary, we could refinance our debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, each 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of approximately $2.5 million. At December 31, 2006, the fair value of our long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities. At December 31, 2006, we had long-term debt with a carrying value of $259.9 million and estimated fair value of $254.9 million. We have no significant operations subject to risks of foreign currency fluctuations.

Item 8.	Financial Statements and Supplementary Data

The information required by this item (other than selected quarterly financial data which is set forth below) is incorporated by reference to the Consolidated Financial Statements included elsewhere in this Form 10-K.

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2006. This unaudited information have been prepared by us on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the our audited consolidated financial statements and the notes thereto. Our quarterly net sales and operating results may vary in the future. The operating results for any quarter are not necessarily indicative of the operating results for any future period or for a full year. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause our net sales and operating results to vary or fluctuate include those discussed in Item I, Part 1A “Risk Factors” section of this Annual Report.

	2006 Quarter Ended				2005 Quarter Ended
	March	June	September	December	March	June	September	December
	31	30	30	31	31	30	30	31
	(In thousands, except per share amounts)

Statement of Operations Data:
Net sales	$103,070	$100,306	$106,384	$125,116	$95,095	$93,736	$95,536	$98,791
Costs and expenses:
Cost of goods and services	25,725	26,473	26,519	37,770	26,027	26,945	26,381	28,753
Selling, general and administrative	54,079	58,321	54,050	58,429	45,166	47,166	46,628	46,913
Depreciation	3,140	3,392	3,540	3,948	3,908	3,366	2,717	2,827
Amortization of intangible assets	4,637	4,595	2,307	3,370	4,404	4,469	4,596	4,629

Operating income	15,489	7,525	19,968	21,599	15,590	11,790	15,214	15,669
Other expense, net(1)	(3,048)	(2,531)	(2,570)	(3,193)	(1,420)	(1,905)	(2,547)	(3,225)

Income before income taxes	12,441	4,994	17,398	18,406	14,170	9,885	12,667	12,444
Income tax expense	4,494	1,802	6,250	7,393	5,112	3,529	4,578	4,440

Net income	$7,947	$3,192	$11,148	$11,013	$9,058	$6,356	$8,089	$8,004

Basic earnings per share	$0.15	$0.06	$0.20	$0.20	$0.17	$0.12	$0.15	$0.15

Diluted earnings per share	$0.15	$0.06	$0.20	$0.20	$0.17	$0.12	$0.15	$0.15

Weighted average shares outstanding — basic	53,866	55,255	55,331	55,424	53,797	54,021	54,132	54,154

Weighted average shares outstanding — diluted	54,652	55,617	55,425	55,805	53,841	54,052	54,169	54,163

(1)	During 2004, the Company recorded other charges totaling $3.2 million for: 1) $0.6 million (second quarter) for non-amortized debt issue costs and a $1.5 million (second quarter) premium to purchase $30.0 million of the Company’s 9 1/2% Senior Subordinated Notes, 2) $0.1 million (first quarter) for non-amortized debt issue costs for a prior Credit Facility as a result of the financing of a new Credit Facility in March 2004, and 3) $1.0 million (fourth quarter) for an other-than-temporary decline in the value of a non-marketable equity investment.

	2006 Quarter Ended				2005 Quarter Ended
	March	June	September	December	March	June	September	December
	31	30	30	31	31	30	30	31

Statement of Operations Data:
As a Percentage of Net Sales:
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of goods and services	25	26	25	30	27	28	27	28
Selling, general and administrative	53	58	51	47	48	50	49	48
Depreciation	3	3	3	3	4	4	3	3
Amortization of intangible assets	4	5	2	3	5	5	5	5

Total costs and expenses	85	92	81	83	84	87	84	84

Operating income	15	8	19	17	16	13	16	16
Other income (expense), net	(3)	(3)	(2)	(2)	(1)	(1)	(3)	(3)

Income before income taxes	12	5	17	15	15	12	13	13
Income taxes	4	2	7	6	5	5	5	5

Net income	8%	3%	10%	9%	10%	7%	8%	8%

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No reports under this item have been required to be filed involving a change of accountants or disagreements on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining “adequate internal control over financial reporting” as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the criteria for effective internal control described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

We acquired Opinion Research Corporation on December 4, 2006. Management excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 Opinion Research Corporation’s internal control over financial reporting which represents 24% of our consolidated total assets and 3% of our consolidated total sales included in the consolidated financial statements and our subsidiaries as of and for the year ended December 31, 2006.

Management engaged KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, to attest to and report on management’s evaluation of our internal control over financial reporting. KPMG LLP’s report is included herein.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act

Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective, as of the end of the period covered by this report, to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that infoUSA Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). infoUSA Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that infoUSA Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on COSO. Also, in our opinion, infoUSA Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on COSO.

The Company acquired control of Opinion Research Corporation on December 4, 2006. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 Opinion Research Corporation’s internal control over financial reporting which represents 24% of the Company’s consolidated total assets and 3% of the Company’s consolidated total sales included in the consolidated financial statements of the Company and its subsidiaries as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Opinion Research Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of infoUSA Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, cash flows, and financial statement schedule for each of the years in the three-year period ended December 31, 2006, and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Omaha, Nebraska
March 12, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The required information regarding our Directors is incorporated by reference to the information under the caption “Nominees for Election at the Annual Meeting” and “Incumbent Directors whose Terms of Office Continue After the Annual Meeting” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

The required information regarding our executive officers is contained in Part I of this Form 10-K.

The required information regarding corporate governance is incorporated by reference to the information under the caption “Board Meetings and Committees” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

The required information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at www.infousa.com under the caption Investor Relations.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the Nasdaq Global Select Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Item 11.	Executive Compensation

Incorporated by reference to the information under the captions “Board Compensation,” “Executive Compensation,” and “Certain Transactions” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the information under the caption “Security Ownership” and “Equity Compensation Plan Table” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the information under the captions “Certain Transactions” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

The required information regarding corporate governance is incorporated by reference to the information under the caption “Board Meetings and Committees” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference to the information under the caption “Auditors’ Fees” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of the Report:

1. Financial Statements.  The following Consolidated Financial Statements of infoUSA Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included elsewhere in this Form 10-K:

2. Financial Statement Schedule.  The following consolidated financial statement schedule of infoUSA Inc. and subsidiaries for the years ended December 31, 2006, 2005 and 2004 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements.

Description	Page No.

Schedule II Valuation and Qualifying Accounts	75

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits.  The following Exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
No.		Description

2.1	—	Agreement and Plan of Merger, dated as of August 4, 2006, by and among Opinion Research Corporation, infoUSA Inc. and Spirit Acquisition, Inc., incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed August 8, 2006
3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
3.2	—	Bylaws, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992
3.3	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed March 20, 2000
4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000

Exhibit
No.			Description

10.1		—	Second Amended and Restated Credit Agreement among infoUSA Inc., various Lenders named therein, LaSalle Bank National Association and Citibank F.S.B., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.2		—	Amended and Restated Security Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Collateral Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K filed February 21, 2006
10.3		—	Amended and Restated Pledge Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Administrative Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.4		—	Amended and Restated Subsidiaries Guaranty by subsidiaries of infoUSA, Inc. named therein, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.5		—	Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-1(File No. 33-51352), filed August 28, 1992
10.6		—	1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-8 (File No. 333-37865), filed October 14, 1997
10.7		—	1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-8 (File No. 333-82933), filed July 15,1999
10.8		—	Separation and Consulting Agreement between Donnelley Marketing, Inc., Ray Butkus and White Oak Consulting, Inc., dated August 19, 2005, incorporated herein by reference to exhibits filed with our Current Report on Form 8-K, filed September 2, 2005
10.9		—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Edward Mallin, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 17, 2006
10.10		—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Monica Messer, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 17, 2006
10.11		—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Fred Vakili, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 17, 2006
10.12		—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Stormy L. Dean, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 17, 2006
10.13		—	Standstill Agreement dated July 21, 2006 between Vinod Gupta and infoUSA Inc, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed July 25, 2006
*21	.1	—	Subsidiaries and State of Incorporation, filed herewith
*23	.1	—	Consent of Independent Registered Public Accounting Firm, filed herewith
*31	.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOUSA INC.

By:	/s/ STORMY L. DEAN
Stormy L. Dean
Chief Financial Officer

Dated: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINOD GUPTA Vinod Gupta	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 15, 2007

/s/ STORMY L. DEAN Stormy L. Dean	Chief Financial Officer (principal financial and accounting officer)	March 15, 2007

/s/ GEORGE F. HADDIX George F. Haddix	Director	March 15, 2007

/s/ ELLIOT S. KAPLAN Elliot S. Kaplan	Director	March 15, 2007

/s/ ANSHOO GUPTA Anshoo Gupta	Director	March 15, 2007

/s/ DR. VASANT RAVAL Dr. Vasant Raval	Director	March 15, 2007

/s/ BILL L. FAIRFIELD Bill L. Fairfield	Director	March 15, 2007

/s/ DENNIS P. WALKER Dennis P. Walker	Director	March 15, 2007

/s/ BERNARD W. REZNICEK Bernard W. Reznicek	Director	March 15, 2007

infoUSA INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
infoUSA Inc.:

We have audited the accompanying consolidated balance sheets of infoUSA Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the three-year period ended December 31, 2006, listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of infoUSA Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2, 10 and 21, the Company changed its methods of quantifying errors and recording stock-based compensation in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of infoUSA Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Omaha, Nebraska
March 12, 2007

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$4,433	$792
Marketable securities	2,665	2,050
Trade accounts receivable, net of allowances of $878 and $1,292, respectively	77,095	52,693
List brokerage trade accounts receivable	68,274	50,384
Unbilled services	20,794	1,679
Prepaid expenses	7,268	5,386
Deferred income taxes	3,522	3,234
Deferred marketing costs	3,485	2,853

Total current assets	187,536	119,071

Property and equipment, net	61,172	48,530
Goodwill	381,749	313,448
Intangible assets, net	108,046	51,268
Other assets	11,072	11,450

	$749,575	$543,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,627	$5,644
Accounts payable	27,492	12,958
List brokerage trade accounts payable	62,010	44,019
Accrued payroll expenses	33,608	18,973
Accrued expenses	12,149	6,955
Income taxes payable	4,655	7,550
Deferred revenue	77,944	86,080

Total current liabilities	222,485	182,179

Long-term debt, net of current portion	255,263	142,362
Deferred income taxes	35,421	19,769
Other liabilities	2,248	1,590
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 55,460,322 shares issued and 55,460,322 shares outstanding at December 31, 2006 and 53,957,616 shares issued and 53,747,256 outstanding at December 31, 2005	138	135
Paid-in capital	126,943	110,420
Retained earnings	108,391	90,631
Treasury stock, at cost, 0 shares held at December 31, 2006 and 210,360 shares held at December 31, 2005	—	(1,297)
Notes receivable from officers	—	(339)
Accumulated other comprehensive loss	(1,314)	(1,683)

Total stockholders’ equity	234,158	197,867

	$749,575	$543,767

See accompanying notes to consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Net sales	$434,876	$383,158	$344,859
Costs and expenses:
Cost of goods and services	116,487	108,106	102,838
Selling, general and administrative	224,879	185,873	170,755
Depreciation and amortization of operating assets	14,020	12,818	14,062
Amortization of intangible assets	14,909	18,098	15,875

Total operating costs and expenses	370,295	324,895	303,530

Operating income	64,581	58,263	41,329
Other expense, net:
Investment income (loss)	536	2,934	(190)
Interest expense	(11,810)	(11,841)	(9,210)
Other charges	(68)	(190)	(3,157)

Other expense, net	(11,342)	(9,097)	(12,557)

Income before income taxes	53,239	49,166	28,772
Income tax expense	19,939	17,659	10,934

Net income	$33,300	$31,507	$17,838

Basic earnings per share:
Basic earnings per share:	$0.61	$0.59	$0.34

Weighted average shares outstanding:	54,974	53,850	52,851

Diluted earnings per share:
Diluted earnings per share:	$0.60	$0.58	$0.33

Weighted average shares outstanding:	55,340	54,040	53,564

See accompanying notes to consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the years ended December 31, 2006, 2005, and 2004

						Accumulated
					Notes	Other	Total
					Receivable	Comprehensive	Stock-
	Common	Paid-In	Retained	Treasury	from	Income	holders’
	Stock	Capital	Earnings	Stock	Officers	(Loss)	Equity

Balances, December 31, 2003	132	99,447	51,932	(3,247)	(325)	(1,718)	146,221

Comprehensive income:
Net income	—	—	17,838	—	—	—	17,838
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(213)	(213)
Accumulated benefit obligation, net of tax	—	—	—	—	—	(189)	(189)
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	(333)	(333)

Total comprehensive income	—	—	17,838	—	—	(735)	17,103

Issuance of 746,496 shares of common stock in connection with stock option exercises	2	4,880	—	—	—	—	4,882
Interest on notes receivable	—	—	—	—	(9)	—	(9)
Tax benefit from employee stock options	—	973	—	—	—	—	973
Issuance of 159,918 shares of treasury stock for Company’s match of 401(k) plan contribution	—	590	—	936	—	—	1,526
Non-cash stock compensation expense	—	779	—	—	—	—	779

Balances, December 31, 2004	$134	$106,669	$69,770	$(2,311)	$(334)	$(2,453)	$171,475

Comprehensive income:
Net income	—	—	31,507	—	—	—	31,507
Foreign currency translation adjustment, net of tax	—	—	—	—	—	493	493
Accumulated benefit obligation, net of tax	—	—	—	—	—	37	37
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	240	240

Total comprehensive income	—	—	31,507	—	—	770	32,277

Issuance of 402,285 shares of common stock in connection with stock option exercises	1	2,796	—	—	—	—	2,797
Interest on notes receivable	—	—	—	—	(5)	—	(5)
Tax benefit from employee stock options exercised	—	405	—	—	—	—	405
Issuance of 167,241 shares of treasury stock for Company’s match of 401(k) plan contribution	—	839	—	1,014	—	—	1,853
Dividends on common stock ($0.20 per share)	—	—	(10,646)	—		—	(10,646)
Non-cash stock compensation expense (benefit)	—	(289)	—	—	—	—	(289)

Balances, December 31, 2005	$135	$110,420	$90,631	$(1,297)	$(339)	$(1,683)	$197,867

Cumulative effect of adjustment resulting from adoption of SAB No. 108	—	—	(3,154)	—	—	—	(3,154)
Comprehensive income:
Net income	—	—	33,300	—	—	—	33,300
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(196)	(196)
Accumulated benefit obligation, net of tax	—	—	—	—	—	124	124
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	441	441

Total comprehensive income	—	—	33,300	—	—	369	33,669

Issuance of 1,484,817 shares of common stock in connection with stock option exercises	3	12,217	—	—	—	—	12,220
Interest on notes receivable	—	—	—	—	(11)	—	(11)
Repayments on notes receivable	—	—	—	—	350	—	350
Tax benefit from employee stock options exercised	—	2,083	—	—	—	—	2,083
Issuance of 228,243 shares of treasury and common stock for Company’s match of 401(k) plan contribution	—	1,072	—	1,297	—	—	2,369
Dividends on common stock ($0.23 per share)	—	—	(12,386)	—		—	(12,386)
Non-cash stock compensation expense	—	1,151	—	—	—	—	1,151

Balances, December 31, 2006	$138	$126,943	$108,391	$—	$—	$(1,314)	$234,158

See accompanying notes to consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$33,300	$31,507	$17,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	14,037	12,818	14,062
Amortization of intangible assets	14,909	18,098	15,875
Amortization of deferred financing fees	527	560	329
Deferred income taxes	(2,216)	(6,272)	(3,435)
Non-cash stock option compensation expense (benefit)	1,151	(289)	779
Non-cash 401(k) contribution in common stock	2,369	1,853	1,526
(Gain) loss on sale of assets and marketable securities	—	(2,641)	198
Non-cash other charges	164	248	1,796
Non-cash interest earned on notes from officers	(11)	(5)	(9)
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	2,088	913	(1,263)
List brokerage trade accounts receivable	(2,244)	(910)	2,912
Prepaid expenses and other assets	3,751	(1,742)	855
Deferred marketing costs	(631)	(221)	2,825
Accounts payable	10,924	(8,630)	577
List brokerage trade accounts payable	2,181	3,025	(2,367)
Income taxes receivable and payable, net	(2,328)	3,508	6,452
Accrued expenses and other liabilities	(2,256)	1,463	(6,486)
Deferred revenue	(14,084)	33,046	19,519

Net cash provided by operating activities	61,631	86,329	71,983

Cash flows from investing activities:
Purchases of marketable securities	(2,396)	(4,244)	(3,937)
Proceeds on sale of marketable securities	536	8,494	2,507
Purchases of property and equipment	(13,598)	(6,521)	(4,370)
Acquisitions of businesses, net of cash acquired	(146,064)	(21,433)	(109,992)
Software development costs	(7,456)	(4,957)	(2,587)

Net cash used in investing activities	(168,978)	(28,661)	(118,379)

Cash flows from financing activities:
Repayments of long-term debt	(174,371)	(91,003)	(221,984)
Proceeds from long-term debt	285,796	31,278	273,152
Deferred financing costs paid	(852)	(57)	(2,907)
Dividends paid	(12,386)	(10,646)	—
Proceeds from repayment of notes receivable from officers	350	—	—
Tax benefit related to employee stock options	2,083	405	973
Proceeds from exercise of stock options	12,220	2,797	4,880

Net cash provided by (used in) financing activities	112,840	(67,226)	54,114
Effect of exchange rate fluctuations on cash	237	(54)	—
Effect of SAB 108 adjustment on cash	(2,089)	—	—

Net increase (decrease) in cash and cash equivalents	3,641	(9,612)	7,718
Cash and cash equivalents, beginning of year	792	10,404	2,686

Cash and cash equivalents, end of year	$4,433	$792	$10,404

Supplemental cash flow information:
Interest paid	$10,693	$11,638	$8,618

Income taxes paid	$22,334	$19,548	$6,783

See accompanying notes to consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

infoUSA Inc. and its subsidiaries (the Company) is a provider of business and consumer databases for sales leads & mailing lists, database marketing services, data processing services and sales and marketing solutions. The Company’s database powers the directory services of the top Internet traffic-generating sites. Customers use the Company’s products and services to find new customers, grow their sales, and for other direct marketing, telemarketing, customer analysis and credit reference purposes.

2.	Summary of Significant Accounting Policies

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

Trade Accounts Receivable.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and national economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are written off after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Management monitors and evaluates the financial performance of the businesses in which it invests and compares the carrying value of the investment to quoted market prices (if available), or the fair values of similar investments. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other-than-temporary, the Company records the decline in value as a realized impairment loss and a reduction in the cost of the investment. The Company recorded impairment losses from other-than-temporary declines in the fair value of the Company’s investments of $0.3 million, $0.2 million, and $1.0 million in 2006, 2005 and 2004, respectively, and are included in other charges on the accompanying consolidated statements of operations.

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

Advertising Costs.  Direct marketing costs associated with the mailing and printing of brochures and catalogs are capitalized and amortized over six months, the period corresponding to the estimated revenue stream of the individual advertising activities. All other advertising costs are expensed as the advertising takes place. Total unamortized marketing costs at December 31, 2006 and 2005 was $3.5 million and $2.9 million, respectively. Total advertising expense for the years ended December 31, 2006, 2005, and 2004 was $40.4 million, $28.8 million, and $23.4 million, respectively.

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

Goodwill and Intangible Assets.  Intangible assets with estimable useful lives are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets, as follows:

Distribution networks	2 years
Noncompete agreements	Term of agreements
Purchased data processing software	2 to 7 years
Database costs	1 to 3 years
Core technology costs	3 to 5 years
Customer base costs	3 to 11 years
Trade name costs	8 to 20 years
Perpetual software license agreement	10 years
Software development costs	1 to 5 years

Goodwill and intangible assets represent the excess of costs over fair value of assets of businesses acquired. Goodwill resulting from acquisitions of businesses and determined to have an indefinite useful life is not subject to amortization, but instead tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss has been incurred, in accordance with the requirements of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. During the fourth quarter of 2006, the Company completed a discounted cash flow valuation analysis for six reporting units according to the guidance provided by SFAS No. 142. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s estimated fair value. The Company determined that after the analysis was performed in the fourth quarter of 2006, no impairment exists.

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

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the Company had six reporting units that possess goodwill and therefore require testing pursuant to SFAS No. 142. The six reporting units represent a subset of the operating segments reported upon in the accompanying consolidated financial statements. These reporting units represent financial information one level lower than the reported operating segments, as these individual reporting units have discrete financial information available and have different economic characteristics.

The Company used the Gordon growth model to calculate residual values. The Gordon growth model refers to the concept of taking the residual year cash flow and determining the value of a growing, perpetual annuity. The long-term growth rate used for each reporting unit was 3.5%. The Company used weighted average cost of capitals ranging between 10.1% and 11.7% in its discounted cash flows analysis.

Software Capitalization.  Until technological feasibility is established, software development costs are expensed as incurred. After that time, direct costs are capitalized and amortized equal to the greater of the ratio of current revenues to the estimated total revenues for each product or the straight-line method, generally ranging from one to five years for software developed for external use. Unamortized software costs included in intangible assets at December 31, 2006 and 2005, were $9.9 million and $7.3 million, respectively. Amortization of capitalized costs during the years ended December 31, 2006, 2005 and 2004, totaled approximately $3.0 million, $1.5 million, and $1.9 million, respectively.

Database Development Costs.  Costs to maintain and enhance the Company’s existing business and consumer databases are expensed as incurred. Costs to develop new databases, which primarily represent direct external costs, are capitalized with amortization beginning upon successful completion of the compilation project. Database development costs are amortized straight-line over the expected lives of the databases generally ranging from one to five years. Unamortized database development costs were $3.2 million and $2.0 million at December 31, 2006 and 2005, respectively. Amortization of capitalized costs during the years ended December 31, 2006, 2005, and 2004, totaled approximately $0.6 million, $0.2 million, and $0.1 million, respectively.

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

List management revenue is recognized net of costs upon shipment of list to third party. List brokerage revenue is recognized net of costs upon verification from third party of the actual list used and shipped.

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

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Services performed in the Research Group vary from contract to contract and are not uniformly performed over the term of the arrangement. Revenues under fixed-price contracts are recognized on a proportional performance basis. Performance is based on the ratio of costs incurred to total estimated costs where the costs incurred represent a reasonable surrogate for output measures of contract performance, including survey design, data collection, survey analysis and presentation of deliverables to the client. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Provision for estimated contract losses, if any, is made in the period such losses are determined. Customers are obligated to pay as services are performed, and in the event that a client cancels the contract, the client is responsible for payment for services performed through the date of cancellation.

Revenues under cost-reimbursement contracts are recognized as costs are incurred. Applicable estimated profits are included in earnings in the proportion that incurred costs bear to total estimated costs. Incentives, award fees or penalties related to performance are also considered in estimating revenues and profit rates based on actual and anticipated awards. See “Item 1, Business-Government Contracts” for a discussion of the types of contracts we have with the U.S. federal government.

Revenues under time-and-materials contracts are recognized as costs are incurred. Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced based upon the achievement of specific events as defined by each contract including deliverables, timetables and incurrence of certain costs. Unbilled receivables are classified as a current asset. Reimbursements of out of pocket expenses are included in revenues with corresponding costs incurred by us included in cost of revenues.

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

Compensation cost for stock options and warrants granted to non-employees and vendors is measured based upon the fair value of the stock option or warrant granted. When the performance commitment of the non-employee or vendor is not complete as of the grant date, the Company estimates the total compensation cost using a fair value

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method at the end of each period. Generally, the final measurement of compensation cost occurs when the non-employee or vendors related performance commitment is complete. Changes, either increases or decreases, in the estimated fair value of the options between the date of the grant and the final vesting of the options result in a change in the measure of compensation cost for the stock options or warrants. Compensation cost is recognized as expense over the periods in which the benefit is received. See Note 10 of the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of share-based compensation.

Income Taxes.  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

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

	For the Years Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands)

Weighted average number of shares outstanding used in basic EPS	54,974	53,850	52,851
Net additional common equivalent shares outstanding after assumed exercise of stock options	366	190	713

Weighted average number of shares outstanding used in diluted EPS	55,340	54,040	53,564

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

New Accounting Standards.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” using the modified prospective approach. See Note 10 to Consolidated Financial Statements for further detail regarding the adoption of this accounting standard.

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 applies to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48. Therefore, if it can be established that the only uncertainty is when an item is taken on a tax return, such positions have satisfied the recognition step for purposes of FIN 48 and uncertainty related to timing should be assessed as part of measurement. FIN 48 also requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. FIN 48 is effective for the Company as of January 1, 2007. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings. Adjustments to goodwill or regulatory accounts associated with the implementation of FIN 48 will be based on other applicable accounting standards. The Company has not fully completed the process of evaluating the impact of adopting FIN 48, including the apportionment of the tax and interest impacts to the registrants in infoUSA’s affiliated group. Nevertheless, the Company has performed procedures to identify a range of the anticipated impacts of the adoption of FIN 48. The adoption of FIN 48 is not anticipated to have a material impact on the Company’s January 1, 2007 balance of retained earnings.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. SFAS No. 158 is effective for our year ending December 31, 2006. SFAS 158 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon adoption of SAB 108, the Company recorded a one-time cumulative effect adjustment to beginning-of-year retained earnings of $3.2 million. See Note 21 for the Consolidated Financial Statements for additional information on the adoption of SAB 108.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

3.	Acquisitions

On December 4, 2006, the Company acquired Opinion Research Corporation, a provider of commercial market research, health and demographic research for government agencies, information services and consulting. The total purchase price was $131.5 million, excluding cash acquired of $0.8 million, and including acquisition related costs of $4.1 million. The purchase price for the acquisition has been preliminarily allocated to current assets of $47.9 million, property and equipment of $7.9 million, other assets of $2.4 million, current liabilities of $26.1 million, other liabilities of $19.4 million and goodwill and other identified intangibles of $114.7 million. Goodwill and other identified intangibles include: customer relationships of $46.1 million (life of 8 to 10 years), trade names of $10.9 million (life of 12 years) and goodwill of $57.7 million, none of which will be deductible for income tax purposes.

On November 10, 2006, the Company acquired Rubin Response Services, Inc., a provider of list brokerage and list management services. The total purchase price was $1.5 million. The purchase price for the acquisition has been preliminarily allocated to current assets of $4.1 million, property and equipment of $0.1 million, current liabilities of $4.6 million, and goodwill of $1.9 million, which will all be deductible for income tax purposes.

On October 31, 2006, the Company acquired Digital Connexxions Corp, an e-mail marketing company that specializes in the small-to-medium market and the publishing industry. The total purchase price was $4.3 million. The purchase price for the acquisition has been preliminarily allocated to property and equipment of $0.7 million, other assets of $2.2 million, current liabilities of $0.1 million, other liabilities of $0.2 million and goodwill of $1.7 million, which will all be deductible for income tax purposes.

On June 1, 2006, the Company acquired Mokrynskidirect, a provider of list brokerage and list management services. The total purchase price, excluding cash acquired of $2.0 million, and including $0.1 million for

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition costs, was $6.6 million. The purchase price for the acquisition has been preliminarily allocated to current assets of $11.5 million, property and equipment of $0.1 million, current liabilities of $11.9 million, and goodwill and other identified intangibles of $6.8 million. Goodwill and other identified intangibles include: customer relationships of $1.2 million (life of 8 years), trade name of $0.9 million (life of 8 years) and goodwill of $4.7 million, which will all be deductible for income tax purposes.

On November 1, 2005, the Company acquired Millard Group, a provider of list brokerage and list management services. The total purchase price was $14.2 million, including acquisition related costs of $0.3 million, of which $12.4 million was paid at closing and $1.5 million was paid during March 2006 after final calculation for working capital. The purchase price for the acquisition has been allocated to current assets of $30.1 million, property and equipment of $0.9 million, other assets of $0.2 million, current liabilities of $27.5 million, other liabilities of $2.5 million and goodwill and other identified intangibles of $12.7 million. Goodwill and other identified intangibles include: customer relationships of $5.6 million (life of 10 years), developed technology of $0.3 million (life of 5 years) and trade name of $0.2 million (life of 8 years) and goodwill of $6.6 million, none of which will all be deductible for income tax purposes.

On January 31, 2005, the Company acquired @Once, a retention based email technology company. The total purchase price, including $0.3 million for acquisition costs, was $8.4 million, of which $7.0 million was paid at closing and $1.1 million was paid on March 29, 2005 after final calculation for working capital. The purchase price for the acquisition has been allocated to current assets of $1.5 million, property and equipment of $0.7 million, current liabilities of $0.4 million, and goodwill of $6.3 million, which will all be deductible for income tax purposes.

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

The total purchase price was $109.4 million, comprised of cash paid for the outstanding common stock of OneSource of $104.6 million, a merger agreement termination fee associated with the acquisition of $3.0 million and acquisition-related costs of $1.8 million. Additionally, the Company paid $2.2 million for bank financing fees associated with the transaction recorded as deferred financing costs. The purchase price for the acquisition has been allocated to current assets of $28.2 million, property and equipment of $5.6 million, other assets of $1.5 million, current liabilities of $18.6 million (including $13.7 million of deferred revenue), other liabilities of $16.7 million and goodwill and other intangibles of $107.6 million. Goodwill and other identified intangibles include: developed technology of $9.0 million (life of 5 years), Corptech database of $2.5 million (life of 3 years), customer lists of $16.3 million (life of 6 years), trade names and trademarks of $3.5 million (life of 20 years) and goodwill of $76.3 million.

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

On June 4, 2004, the Company acquired all the issued and outstanding common stock of Edith Roman Associates, Inc., Database Direct, Inc. and E-Post Direct, Inc. (collectively “Edith Roman”), a provider of list brokerage and list management services, data processing services and email marketing services. The total purchase

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price was $13.9 million including acquisition costs of $0.3 million, of which, $6.6 million was payable in cash at closing, $0.3 million was paid April 14, 2005 for Edith Roman’s increased tax liability that was incurred for making section 338 (h)(10) election, and the remaining $6.7 million represented a note payable paid on June 30, 2005 for an adjustment for finalized working capital, net sales and other contingent items specified within the purchase agreement. The purchase price for the acquisition has been allocated to current assets of $11.1 million, property and equipment of $0.5 million, current liabilities of $9.4 million, other liabilities of $0.5 million and goodwill of $11.9 million.

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

Assuming the acquisitions described above made during 2006 and 2005 had been acquired on January 1, 2005 and included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and earnings per share would have been as follows:

	For the Years Ended
	December 31,	December 31,
	2006	2005
	(In thousands, except per share amounts)
	(Unaudited)

Net sales	$624,163	$609,272
Net income	$34,949	$27,004
Basic earnings per share	$0.64	$0.50
Diluted earnings per share	$0.63	$0.50

The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results that may occur in the future.

4.	Marketable Securities

At December 31, 2006, marketable securities available for-sale consists of common stock and mutual funds, which the Company records at fair market value. Any unrealized holding gains or losses are excluded from net income and reported as a component of accumulated other comprehensive income. During 2006, the Company recorded proceeds of $0.5 million and a net realized gain of $0.1 million. During 2005, the Company recorded proceeds of $8.5 million and a net realized gain of $2.6 million. During 2004, the Company recorded proceeds of $2.5 million and a net realized loss of $273 thousand.

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	December 31,	December 31,
	2006	2005
	(In thousands)

Other comprehensive income (loss):
Unrealized gain (loss) from investments:
Unrealized gains (losses)	$263	$(427)
Related tax expense	(95)	154

Net	168	(273)

Unrealized gain (loss) pension plan:
Unrealized gains (losses)	$(1,397)	$(1,591)
Related tax expense	503	573

Net	(894)	(1,018)

Foreign currency translation adjustments:
Unrealized gains (losses)	$(919)	$(613)
Related tax expense	331	221

Net	(588)	(392)

Accumulated other comprehensive income (loss)	$(1,314)	$(1,683)

	Unrealized	Unrealized	Foreign
	Gain(Loss)	Gain(Loss)	Currency
	from	from	Translation
	Investments	Pension Plan	Adjustments

Balance, December 31, 2003	(180)	(866)	(672)
Fiscal 2004 activity	(333)	(189)	(213)

Balance, December 31, 2004	(513)	(1,055)	(885)
Fiscal 2005 activity	(273)	37	493
Reclassification adjustment for loss included in net income balance	513	—	—

Balance, December 31, 2005	$(273)	$(1,018)	$(392)
Fiscal 2006 activity	466	124	(196)
Reclassification adjustment for gain included in net income balance	(25)	—	—

Balance, December 31, 2006	$168	$(894)	$(588)

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

	December 31,	December 31,
	2006	2005
	(In thousands)

Land and improvements	$4,105	$3,959
Buildings and improvements	43,994	38,182
Furniture and equipment	103,900	87,788
Capitalized equipment leases	22,555	22,368

	174,554	152,297
Less accumulated depreciation and amortization:
Owned property	99,848	91,344
Capitalized equipment leases	13,534	12,423

Property and equipment, net	$61,172	$48,530

7.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31,	December 31,
	2006	2005
	(In thousands)

Goodwill	$441,308	$372,460
Less accumulated amortization	59,559	59,012

	$381,749	$313,448
Other intangible assets:
Non-compete agreements	13,537	13,534
Core technology	15,072	13,753
Customer base	77,270	24,663
Trade names	32,448	19,272
Purchased data processing software	73,478	73,478
Acquired database costs	21,591	21,591
Perpetual software license agreement, net	533	1,333
Software development costs, net	9,894	7,289
Database development costs, net	3,244	1,993
Deferred financing costs	12,032	11,180

	259,099	188,086
Less accumulated amortization	151,053	136,818

	$108,046	$51,268

The following table summarizes activity related to goodwill, net of accumulated amortization, recorded by the Company:

	Beginning		Acquisition	Ending
Fiscal Year	Balance	Acquisition	Adjustments	Balance

2005	$298,708	$15,301	$(561)	$313,448
2006	$313,448	$70,719	$(2,418)	$381,749

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, the Company finalized the purchase price allocation for acquisitions including Edith Roman, OneSource, @Once and Millard Group, and recorded initial and subsequent adjustments for Mokrynskidirect, Digital Connexxions, Rubin Response and Opinion Research Corporation. During 2005, the Company finalized the purchase price allocation for acquisitions including Triplex, and recorded initial and/or subsequent adjustments for the @Once, Millard Group, Edith Roman and OneSource acquisitions.

Future amounts by calendar year for amortization of intangibles as of December 31, 2006 are as follows (in thousands):

2007	$14,208
2008	12,434
2009	10,116
2010	7,663
2011	6,352

8.	Financing Arrangements

Long-term debt consists of the following:

	December 31,	December 31,
	2006	2005
	(In thousands)

2004 Credit Facility — Term A Loan	—	81,250
2004 Credit Facility — Term B Loan	—	44,800
2006 Credit Facility — Term Loan	99,000	—
2006 Credit Facility — Revolving line of credit	139,000	—
Mortgage note, collateralized by deed of trust. Note bears a variable interest rate of Libor plus 2.50%. Principal is due May 2014. Paid in full in September 2006	—	9,673
Mortgage note — collateralized by deed of trust. Note bears a variable interest rate of Libor plus 2.50% Interest is payable monthly	1,665	1,740
Mortgage note — collateralized by deed of trust. Note bears a variable interest rate of Libor plus 1.95% Interest is payable monthly	9,061	—
Construction note — short term, collateralized by deed of trust. Note bears a variable interest rate of Libor plus 1.95% Interest is added to principal and is payable monthly beginning September 2007	2,669	—
Economic development loan — State of Iowa, collateralized by deed of trust. Note is interest-free. Principal is due December 2009	92	124
Capital lease obligations (See Note 15)	8,403	10,419

	259,890	148,006
Less current portion	4,627	5,644

Long-term debt	$255,263	$142,362

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future maturities by calendar year of long-term debt as of December 31, 2006 are as follows (in thousands):

2007	$5,309
2008	4,408
2009	3,291
2010	2,885
2011	142,176
Thereafter	101,821

Total	$259,890

On February 14, 2006, the Company entered into an amended and restated $275 million Senior Secured Credit Facility (the “2006 Credit Facility”) administered by Wells Fargo Bank, N.A., replacing the Senior Secured Credit Facility originally entered into on March 25, 2004 (the “2004 Credit Facility”). The 2006 Credit Facility provides for a $175 million revolving line of credit with a maturity date in February 2011 and a $100 million term loan with a maturity date in February 2012. At February 14, 2006, the Company borrowed $100 million under the term loan and $21 million under the revolving line of credit to repay the 2004 Credit Facility. At December 31, 2006, the term loan had a balance of $99.0 million, bearing an interest rate of 7.12%, the revolving line of credit had a balance of $139.0 million, bearing an interest rate of 6.82%, and $36.0 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility.

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

The Company is subject to certain financial covenants in the 2006 Credit Facility, including minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on EBITDA (“Earnings before interest expense, income taxes, depreciation and amortization”), as adjusted, providing for adjustments to EBITDA for certain agreed upon items including non-operating gains (losses), other charges (gains), asset impairments, non-cash stock compensation expense and other items specified in the 2006 Credit Facility. The Company was in compliance with all restrictive covenants of the 2006 Credit Facility as of December 31, 2006.

During 2006 and 2005, the Company incurred costs of $0.7 million and $0.1 million, respectively related to the refinancing of its Credit Facility which closed on February 14, 2006.

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

The provision for income taxes consists of the following:

	For the Years Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands)

Current:
Federal	$20,334	$22,727	$9,175
Foreign	574	698	(88)
State	1,247	247	1,205

	22,155	23,672	10,292

Deferred:
Federal	(2,261)	(7,246)	469
Foreign	166	847	—
State	(121)	386	173

	(2,216)	(6,013)	642

	$19,939	$17,659	$10,934

The effective income tax rate for continuing operations varied from the Federal statutory rate as follows:

	For the Years Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands)

Expected Federal income taxes at statutory rate of 35%	$18,634	$17,208	$10,070
State taxes, net of Federal effects	732	411	895
Foreign income	504	702	2,100
Foreign tax credit	(347)	(667)	(1,729)
Other	416	5	(402)

	$19,939	$17,659	$10,934

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax assets (liabilities) were as follows:

	December 31,	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Unrealized losses	$389	$754
Pension plan obligation	503	572
Accounts receivable	343	450
Accrued compensation	5,728	4,857
Depreciation	2,397	208
Net operating losses	6,246	1,528

	15,606	8,369
Less: valuation allowance	(2,911)	—

	12,695	8,369

Deferred tax liabilities:
Intangible assets	(41,425)	(21,418)
Deferred marketing costs	(1,254)	(1,086)
Prepaid expense and other	(2,046)	(2,297)
Other	131	(103)

	(44,594)	(24,904)

Net deferred tax liabilities	$(31,899)	$(16,535)

The Company has recognized net deferred tax assets of $13.0 million as of December 31, 2006. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities, and tax planning strategies in making this assessment.

The Company’s net valuation allowance increased by $2.9 million during the fiscal year 2006 primarily due to the acquisition of ORCI.

The Company had Federal net operating loss carryforwards (NOL’s) for tax purposes totaling $8.1 million at December 31, 2006, that expire between 2022 and 2024. The utilization of some of these NOL’s are limited pursuant to Section 382 of the Internal Revenue Code as a result of these prior ownership changes.

The Company had state deferred tax assets (net of Federal) of $3.4 million as of December 31, 2006, that expire between 2007 and 2019. A valuation allowance has been provided for $2.9 million of these deferred tax assets as management believes these carryforwards are more likely than not to expire unused due to ORCI subsidiary’s historical or projected losses.

10.	Share-Based Payment Arrangements

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

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

As a result of adopting SFAS 123R, the impact to the year ended December 31, 2006 on income before income taxes and net income was $1.2 million and $0.7 million, respectively, and $0.01 impact on basic and diluted earnings per share. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows. Upon the adoption of SFAS 123R, the excess tax benefits for those options are classified as financing cash inflows.

The pro forma table below reflects net income and basic and diluted earnings per share had we applied the fair value recognition provisions of SFAS 123 during 2005 and 2004 (in thousands, except per share data):

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
	(In thousands, except per share amounts)

Net income, as reported	$31,507	$17,838
Less: Total stock-based employee compensation expense determined under fair value based method, net of taxes	(463)	(1,507)

Net income, pro forma	$31,044	$16,331

Earnings per share:
Basic earnings per share — as reported	$0.59	$0.34

Basic earnings per share — pro forma	$0.58	$0.31

Diluted earnings per share — as reported	$0.58	$0.33

Diluted earnings per share — pro forma	$0.57	$0.30

Pro forma disclosure for 2006 is not presented because the amounts are recognized in the consolidated statements of operations in selling, general and administrative costs.

The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Risk-free interest rate	Not Applicable	4.42%	4.35%
Expected dividend yield	Not Applicable	1.71%	—
Expected volatility	Not Applicable	76.99%	82.01%
Expected term (in years)	Not Applicable	7.5	7.5

The risk-free interest rate assumptions were based on an average of the 7-year and 10-year U.S Treasury note yields at the date of grant. The expected volatility was based on historical daily price changes of the Company’s stock since April 2000. The expected term was based on the historical exercise behavior and the weighted average of the vesting period and the contractual term.

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option plan activity for the year ended December 31, 2006:

	Weighted		Weighted
	Average	Weighted	Average	Aggregate Intrinsic
	Number of	Average	Remaining	Value at December 31,
	Options Shares	Exercise Price	Contractual Term	2006
				(In thousands)

Outstanding at December 31, 2003	4,790,085	$7.98
Granted	45,000	14.58
Exercised	(746,496)	6.47
Forfeited or expired	(298,897)	7.88

Outstanding at December 31, 2004	3,789,692	8.38
Granted	500,000	12.60
Exercised	(402,285)	6.52
Forfeited or expired	(109,438)	7.92

Outstanding at December 31, 2005	3,777,969	9.10
Granted	—	—
Exercised	(1,434,817)	8.24
Forfeited or expired	(29,441)	7.42

Outstanding at December 31, 2006	2,313,711	9.67	2.60	$5,585

Options exercisable at December 31, 2004	2,474,067	$8.32
Options exercisable at December 31, 2005	2,773,098	8.58
Options exercisable at December 31, 2006	1,657,695	8.85	.92	$5,077

There were not any options granted during 2006. Weighted average fair value at the grant date was $6.25 per share for the year ended December 31, 2005, and $6.39 per share for the year ended December 31, 2004. The total intrinsic value of share options exercised was $6.5 million for the year ended 2006, $1.5 million for the year ended 2005, and $2.6 million for the year ended 2004. As of December 31, 2006 the total unrecognized compensation cost related to nonvested stock option awards was approximately $1.9 million and is expected to be recognized over a remaining weighted average period of 1.87 years. As of December 31, 2006, 3.5 million shares were available for additional option grants.

11.	Savings Plan

Employees who meet certain eligibility requirements can participate in the Company’s 401(k) Savings and Investment Plan. Under the Plan, the Company may, at its discretion, match a percentage of the employee contributions. The Company recorded administration expenses for matching contributions totaling $2.4 million, $1.9 million and $2.0 million in the years ended December 31, 2006, 2005 and 2004, respectively.

The Company can make matching contributions to its 401(k) Plan using Company common or treasury stock. Contribution expense is measured as the fair value of the Company’s common stock on the date of the grant. During 2006, the Company contributed 228,243 shares at a recorded value of $2.4 million. During 2005, the Company contributed 167,241 shares at a recorded value of $1.9 million. During 2004, the Company contributed 159,918 shares at a recorded value of $1.5 million.

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Related Party Transactions

During 2006, the Company purchased 33,000 shares of Opinion Research Corporation common stock from the Vinod Gupta Revocable Trust for $0.2 million. Vinod Gupta Revocable Trust is 100% owned by Vinod Gupta, the Company’s Chairman and Chief Executive Officer. In addition, the Company received a payment for $0.1 million from the Vinod Gupta Revocable Trust associated with gains he had previously received on sale of Opinion Research Corporation common stock.

During 2006, the Company received a payment from the Vinod Gupta Revocable Trust for $0.1 million for reimbursement for short-swing profits he had previously received on sale of infoUSA common stock.

During 2005 the Company purchased from Net Jets the fractional interest ownership of an airplane at a total cost of $2.6 million. The fractional interest in the airplane was previously owned by Annapurna Corporation and was subsequently purchased by the Company. Annapurna Corporation is 100% owned by Mr. Gupta. Prior to that purchase the Company paid Annapurna Corporation when the Company’s employees and officers used the aircraft. The Company did not make any payments in 2006, and a total of $0.3 million and $1.5 million were paid in 2005 and 2004, respectively, to Annapurna Corporation for usage of the aircraft and related services. The charges by Annapurna Corporation to the Company were comparable to those charged by other services such as Marquis, and without any commitment by the Company. Additionally, during 2005 the Company entered into a long-term capital lease with a lender for ownership of a boat previously leased by Annapurna Corporation from the same lender for a total seven year commitment of $2.2 million.

During 2004, the Company purchased from NetJets fractional ownership interests in two airplanes at a total cost of $2.7 million. The fractional ownership interests in the two airplanes were previously owned by Annapurna Corporation, who sold them to NetJets at the same time the Company made the purchase of the aircraft.

The Company did not pay any discretionary bonuses in 2006 or 2005, and paid $0.6 million in 2004, to entities wholly owned by certain executive officers of the Company, excluding Mr. Gupta.

The Company has retained the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. to provide certain legal services. Elliot Kaplan, a director of the Company, is a name partner and former Chairman of the Executive Board of Robins, Kaplan, Miller & Ciresi L.L.P. The Company paid a total of $1.1 million, $0.4 million and $0.6 million to this law firm during 2006, 2005 and 2004, respectively.

13.	Supplemental Cash Flow Information

The Company made certain acquisitions during 2006, 2005 and 2004 (See Note 3) and assumed liabilities as follows:

	2006	2005	2004
	(In thousands)

Fair value of assets acquired	$210,569	$47,535	$175,392
Cash paid	(146,064)	(21,433)	(109,992)

Liabilities assumed	$64,505	$26,102	$65,400

The Company acquired property and equipment under capital lease obligations or financing arrangements totaling $3.9 million, $11.7 million and $5.3 million, in the years ended December 31, 2006, 2005 and 2004, respectively.

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying amounts shown in the following table are included in the consolidated balance sheets under the indicated captions.

	December 31, 2006		December 31, 2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(Unaudited)		(Unaudited)
	(Amounts in thousands)

Financial assets:
Cash and cash equivalents	$4,433	$4,433	$792	$792
Marketable securities	2,665	2,665	2,050	2,050
Other assets — nonmarketable investment securities	1,593	1,593	2,094	2,094
Financial liabilities:
Long-term debt	259,890	254,944	148,006	144,712

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

Under the terms of its capital lease agreements, the Company is required to pay ownership costs, including taxes, licenses and maintenance. The Company also leases office space under operating leases expiring at various dates through 2011. Certain of these leases contain renewal options. Rent expense on operating lease agreements was $8.6 million, $7.4 million, and $7.1 million in the years ended December 31, 2006, 2005 and 2004, respectively.

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a schedule of the future minimum lease payments as of December 31, 2006:

	Capital	Operating
	(In thousands)

2007	$3,602	$18,159
2008	2,269	15,713
2009	1,190	10,531
2010	538	5,259
2011	387	3,342
Thereafter	1,581	4,037

Total future minimum lease payments	$9,567	$57,041

Less amounts representing interest	(1,164)

Present value of net minimum lease payments	$8,403

In December 2001, we commenced a lawsuit against Naviant, Inc., (now known as BERJ, LLP) in the District Court for Douglas County, Nebraska, for breach of a database license agreement by Naviant. We sought recovery of minimum royalties due under that agreement in excess of $18 million. In its answer, Naviant alleged that we had breached the agreement. The District Court entered an order in January 2004 that Naviant, not the Company, had breached the agreement, and awarded us damages of $625,000. We appealed the damages calculation, and in October 2005 the Court of Appeals remanded the case to the District Court for recalculation of damages. On November 9, 2006, the District Court on remand awarded us $9.75 million in damages. We have filed a motion for reconsideration alleging that the award should include additional royalties and interest. Naviant has moved to set aside the damages award. Those motions are still pending in the District Court.

In February 2006, Cardinal Value Equity Partners, L.P., which beneficially owns 6.1% of our stock, filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County, against certain directors of the Company, and the Company. The lawsuit was filed as a derivative action on behalf of the Company and as a class action on behalf of Cardinal Value Equity Partners, L.P. and other stockholders. The lawsuit asserted claims for breach of fiduciary duty and sought an order requiring the Company to reinstate the special committee of directors. The special committee had been formed in June 2005 to consider a then-pending proposal by Vinod Gupta to acquire the shares of the Company not owned by him and was dissolved in August 2005 after Mr. Gupta withdrew that proposal. The lawsuit also sought an order awarding the Company and the class unspecified damages. In May 2006, Cardinal amended its complaint to add several new allegations and named two additional directors of the Company as defendants. The Company and the individual defendants filed a motion to dismiss the lawsuit. On October 17, 2006, the Court granted that motion and dismissed the lawsuit without prejudice. The Court’s order permitted Cardinal to file an amended complaint within 60 days of the order. Cardinal subsequently filed a Third Amended Complaint, alleging derivative claims of breach of fiduciary duty and violations of Delaware law. In January 2007, the Court granted the defendents’ motion to consolidate the action with a similar action filed by Dolphin Limited Partnership I, L.P. et al. (See below.)

In October 2006, Dolphin Limited Partnership I, L.P., Dolphin Financial Partners, L.L.C. and Robert Bartow filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County, against the current directors of the Company, and two former directors of the Company, and the Company as a nominal defendant. The lawsuit was filed as a derivative action on behalf of the Company. The lawsuit asserts claims for breach of fiduciary duty and misuse of corporate assets, and seeks an order rescinding or declaring void certain transactions between the Company and Vinod Gupta, requiring the defendants to reimburse the Company for alleged damages and expenses relating to such transactions, and directing the Company to amend its Stockholder Rights Plan to include Mr. Gupta, his family and affiliates. The lawsuit also seeks an order awarding the Company unspecified damages. In January 2007, the Court ordered the case consolidated with a similar lawsuit filed by Cardinal Value Equity Partners, L.P.

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the consolidation order entered by the court, Dolphin and Cardinal have filed a consolidated complaint that essentially combines the claims that had been set forth in their respective individual complaints, described above. Defendants have moved to dismiss that complaint. The lawsuit is in the early stages and it is not yet possible to determine the ultimate outcome of this matter.

We are subject to legal claims and assertions in the ordinary course of business. Although the outcomes of any other lawsuits and claims are uncertain, we do not believe that, individually or in the aggregate, any such lawsuits or claims will have a material effect on our business, financial conditions, results of operations or liquidity.

16.	Restructuring Charges

The Company recorded restructuring charges during 2006, 2005 and 2004 of $3.7 million, $4.0 million and $2.9 million, respectively. These costs related to workforce reductions as a part of the Company’s continuing strategy to reduce unnecessary costs and focus on core operations, the restructuring of Donnelley Marketing operations to occur in 2007, as well as the restructuring of the Hill-Donnelly print operations in 2005. The workforce reduction charges included involuntary employee separation costs during 2006, 2005 and 2004 for approximately 285, 243 and 376 employees, respectively.

The Company announced in December 2006 the plan to restructure the Donnelley Marketing operations which includes the closing of the Ames, Iowa facility, and the movement of client services teams and management personnel from the Woodcliff Lake, New Jersey facility to Omaha, Nebraska. Both of these are expected to be completed by December 31, 2007. The total amount expected to be incurred in connection with the restructuring will be in the range of $5.0 million to $8.0 million which will include $4.0 million to $5.0 million for one-time termination benefits, and $1.0 million to $3.0 million for contract termination costs and other related costs. In 2006, $0.4 million was recorded for these restructuring costs.

As of December 31, 2006, an outstanding accrual of $1.3 million was included in the accompanying consolidated balance sheet for restructuring costs remaining to be paid.

The following table summarizes activity related to the restructuring charges recorded by the Company, including the liability accrual balances:

			Amounts
	Beginning	Amounts	Recorded As Part	Amounts	Ending
Fiscal Year	Accrual	Expensed	of Acquisitions	Paid	Accrual
	(In thousands)

2004	$247	$2,940	$1,577	$4,135	$629
2005	$629	$4,045	$91	$2,969	$1,796
2006	$1,796	$3,772	$103	$4,378	$1,293

17.	Stock Combination and Stockholders Rights Plan

The Company has a stockholder rights plan with respect to its common stock. The rights are not exercisable until ten days after a person or group announces the acquisition of 15% or more of the Company’s voting stock or announces a tender offer for 15% or more of the Company’s outstanding common stock. Each right entitles the holder to purchase common stock at one half the stock’s market value. The rights are redeemable at the Company’s option for $0.001 per Right at any time on or prior to public announcement that a person has acquired 15% or more of the Company’s voting stock. The rights are automatically attached to and trade with each share of common stock.

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

During 2004, the Company recorded a loss of $1.0 million for an other-than-temporary decline in the value of a nonmarketable equity investment.

19.	Segment Information

The Company currently reports financial information on three business segments.

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

The Research Group was added in 2006 as a result of the acquisition of Opinion Research Corporation, on December 4, 2006. Opinion Research Corporation is a diversified market research company with two principal divisions. These divisions consist of Opinion Research and Macro International.

The infoUSA Group, Donnelley Group and Research Group reflect actual net sales, order production costs, identifiable direct sales and marketing costs. The remaining indirect costs are presented in corporate activities.

The Corporate Activities Group includes the database and technology group which consists of the compilation and verification costs of our proprietary databases. The Corporate Activities Group also includes administrative functions of the Company and other identified gains (losses).

The Company accounts for property and equipment on a consolidated basis. The Company’s property and equipment is shared by the Company’s business segments. Depreciation expense is recorded in corporate activities.

Goodwill for the Donnelley Group segment increased from $263.9 million at December 31, 2005 to $269.5 million at December 31, 2006. The increase in goodwill is due to the acquisition of Mokrynskidirect in June 2006, Digital Connexxions in October 2006 and Rubin Response in November 2006. Goodwill for the Research Group segment at December 31, 2006 was $61.9 million which was the result of goodwill recorded for the acquisition of Opinion Research Corporation.

The Company has no intercompany sales or intercompany expense transactions. Accordingly, there are no adjustments necessary to eliminate amounts between the Company’s segments. The following table summarizes segment information:

	For the Year Ended December 31, 2006
	infoUSA	Donnelley	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total

Net sales	$151,873	$268,376	$14,627	$—	$434,876
Operating income (loss)	50,397	109,293	1,223	(96,332)	64,581
Investment income	—	—	—	536	536
Interest expense	—	—	—	(11,810)	(11,810)
Other charges	—	—	—	(68)	(68)
Income (loss) before income taxes	50,397	109,293	1,223	(107,674)	53,239
Goodwill	50,349	269,521	61,879	—	381,749

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2005
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)

Net sales	$142,820	$240,338	$—	$383,158
Operating income (loss)	47,428	101,871	(91,036)	58,263
Investment income (loss)	—	—	2,934	2,934
Interest expense	—	—	(11,841)	(11,841)
Other charges	—	—	(190)	(190)
Income (loss) before income taxes	47,428	101,871	(100,133)	49,166
Goodwill	49,596	263,852	—	313,448

	For the Year Ended December 31, 2004
	infoUSA	Donnelley	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)

Net sales	$148,311	$196,548	$—	$344,859
Operating income (loss)	46,026	84,184	(88,881)	41,329
Investment income (loss)	—	—	(190)	(190)
Interest expense	—	—	(9,210)	(9,210)
Other charges	—	—	(3,157)	(3,157)
Income (loss) before income taxes	46,026	84,184	(101,438)	28,772
Goodwill	41,255	257,453	—	298,708

20.	Subsequent Events

On January 1, 2007, the Company reorganized its business segments for both operational and reporting purposes. In 2007, the Company will report results in three segments: the Data Group, the Services Group and the Research Group. The Company will continue to report administrative functions in the Corporate Activities Group.

infoUSA’s Donnelley Group will now be named the Services Group. The Services Group consists of subsidiaries providing customer data management and brokerage services, email marketing services, and catalog marketing services. The infoUSA Group is now joining with the former Donnelley Marketing division, now known as infoUSA National Accounts, OneSource and Database License and will now be named the Data Group. The Data Group will also include the compilation and verification costs of our proprietary databases.

The third segment is The Research Group, established in 2006 with the Company’s acquisition of Opinion Research Corporation, provides customer surveys, opinion polling, and other market research services for business, through its Opinion Research division, and for government, through its Macro International division.

On February 2, 2007, the Board of Directors of the Company declared a cash dividend of $0.35 per common share. The dividend is composed of a regular cash dividend of $0.25 per common share, and a special dividend of $0.10 per common share. The dividend payments, totaling $19.4 million, were paid on March 5, 2007, to stockholders of record as of the close of business on February 16, 2007.

In February 2007, the Company announced the closing of the Hill-Donnelly printing facility in Tampa, Florida. The facility will be closed by June 2007 and the operations will be moved to Omaha, Nebraska. The total amount expected to be incurred in connection with the restructuring will be in the range of $0.4 million to $0.6 million, which includes $0.4 million for one-time termination benefits, and $0.1 million to $0.2 million for contract termination costs and other related costs.

infoUSA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Staff Accounting Bulletin 108 (SAB 108)

As discussed under New Accounting Standards in Note 2, in September 2006, the SEC released SAB 108. The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of errors relating to prior years. In accordance with SAB 108, the Company adjusted beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements for the items described below which had previously been considered immaterial.

Cash:  The Company adjusted its beginning retained earnings for fiscal 2006 related to a historical difference between the detail supporting schedules for cash and cash recorded in the general ledger. It was determined that the Company had improperly included approximately $2.1 million in reconciling items resulting from an accounting system conversion prior to 2001.

Accounts Receivable Adjustment:  The Company adjusted its beginning retained earnings for fiscal 2006 related to a historical difference between the accounts receivable reconciliation and the accounts receivable in the consolidated subsidiary due primarily to a reconciling item improperly included in the reconciliation at the time of an accounting system conversion prior to 2001. This resulted in an adjustment of $1.8 million.

Property and Equipment:  The Company adjusted its beginning retained earnings for fiscal 2006 related to a historical difference between the detail supporting schedules for property and equipment and property and equipment recorded in the consolidated subsidiary. It was determined the Company had recorded $0.8 million more expense than necessary in prior years when recording depreciation expense for a particular asset. This resulted in an adjustment of $0.8 million.

The cumulative effect of each of the items noted above on fiscal 2006 beginning balances are presented below:

	Current	Property and	Retained
Description	Assets	Equipment	Earnings
	(Amounts in thousands)

Cash	$(2,089)	$—	$(2,089)
Accounts receivable	(1,823)	—	(1,823)
Property and equipment	—	758	758

Total	$(3,912)	758	(3,154)

infoUSA INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts*	Deductions		Period
	(In thousands)

Allowance for doubtful accounts receivable:				(A	)
December 31, 2004	$2,180	$2,372	$(100)	$3,058		$1,394
December 31, 2005	$1,394	$1,810	$(214)	$1,698		$1,292
December 31, 2006	$1,292	$1,104	$90	$1,608		$878
Allowance for sales returns:				(B	)
December 31, 2004	$312	$77	$—	$389		$—
December 31, 2005	$—	$—	$—	$—		$—
December 31, 2006	$—	$368	$—	$—		$368

*	Recorded as a result of acquisitions

(A)	Charge-offs during the period indicated

(B)	Returns processed during the period indicated

See accompanying independent auditors’ report.

EXHIBIT INDEX

Exhibit
No.		Description

2.1	—	Agreement and Plan of Merger, dated as of August 4, 2006, by and among Opinion Research Corporation, infoUSA Inc. and Spirit Acquisition, Inc., incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed August 8, 2006
3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
3.2	—	Bylaws, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992
3.3	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed March 20, 2000
4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
10.1	—	Second Amended and Restated Credit Agreement among infoUSA Inc., various Lenders named therein, LaSalle Bank National Association and Citibank F.S.B., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.2	—	Amended and Restated Security Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Collateral Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K filed February 21, 2006
10.3	—	Amended and Restated Pledge Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Administrative Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.4	—	Amended and Restated Subsidiaries Guaranty by subsidiaries of infoUSA, Inc. named therein, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.5	—	Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-1(File No. 33-51352), filed August 28, 1992
10.6	—	1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-8 (File No. 333-37865), filed October 14, 1997
10.7	—	1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-8 (File No. 333-82933), filed July 15,1999
10.8	—	Separation and Consulting Agreement between Donnelley Marketing, Inc., Ray Butkus and White Oak Consulting, Inc., dated August 19, 2005, incorporated herein by reference to exhibits filed with our Current Report on Form 8-K, filed September 2, 2005
10.9	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Edward Mallin, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 17, 2006
10.10	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Monica Messer, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 17, 2006
10.11	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Fred Vakili, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 17, 2006
10.12	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Stormy L. Dean, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 17, 2006
10.13	—	Standstill Agreement dated July 21, 2006 between Vinod Gupta and infoUSA Inc, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed July 25, 2006

Exhibit
No.			Description

*21	.1	—	Subsidiaries and State of Incorporation, filed herewith
*23	.1	—	Consent of Independent Registered Public Accounting Firm, filed herewith
*31	.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith