Form 10-Q
period 2007-03-31
INFOUSA INC
filed 2007-05-10
CIK 879437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
55,574,061 shares of Common Stock, $0.0025 par value per share, outstanding at May 3, 2007.

infoUSA INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
	(In thousands, except share
	and per share amounts)
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$4,090	$4,433
Marketable securities	1,954	2,665
Trade accounts receivable, net of allowances of $1,530 and $878, respectively	60,620	76,628
List brokerage trade accounts receivable	57,577	68,437
Unbilled services	23,261	20,794
Prepaid expenses	8,071	7,268
Deferred income taxes	3,529	3,522
Deferred marketing costs	4,307	3,485

Total current assets	163,409	187,232

Property and equipment, net	62,553	61,172
Goodwill	380,947	381,749
Intangible assets, net	106,081	108,046
Other assets	11,406	11,376

	$724,396	$749,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,379	$4,627
Accounts payable	21,741	27,474
List brokerage trade accounts payable	52,859	62,028
Accrued payroll expenses	29,574	33,608
Accrued expenses	15,091	12,149
Income taxes payable	2,203	4,655
Deferred revenue	71,331	77,944

Total current liabilities	198,178	222,485

Long-term debt, net of current portion	266,660	255,263
Deferred income taxes	27,833	35,421
Other liabilities	9,792	2,248
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 55,541,041 shares issued and outstanding at March 31, 2007 and 55,460,322 shares issued and outstanding at December 31, 2006	138	138
Paid-in capital	128,010	126,943
Retained earnings	95,299	108,391
Accumulated other comprehensive loss	(1,514)	(1,314)

Total stockholders’ equity	221,933	234,158

	$724,396	$749,575

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED
	March 31,
	2007	2006
	(UNAUDITED)
Net sales	$157,882	$103,070
Costs and expenses:
Cost of goods and services	62,328	25,725
Selling, general and administrative	71,583	54,079
Depreciation and amortization of operating assets	4,803	3,140
Amortization of intangible assets	4,323	4,637

Total operating costs and expenses	143,037	87,581

Operating income	14,845	15,489
Other expense, net:
Investment income	22	72
Other expense	(24)	(315)
Interest expense	(4,812)	(2,805)

Other expense, net	(4,814)	(3,048)

Income before income taxes	10,031	12,441
Income taxes	3,701	4,494

Net income	$6,330	$7,947

Basic earnings per share:	$0.11	$0.15

Weighted average shares outstanding:	55,521	53,866

Diluted earnings per share:	$0.11	$0.15

Weighted average shares outstanding:	55,819	54,652

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	THREE MONTHS ENDED
	March 31,
	2007	2006
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,330	$7,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	4,803	3,140
Amortization of intangible assets	4,323	4,637
Amortization of deferred financing fees	134	132
Deferred income taxes	(6,532)	357
Non-cash stock compensation expense	219	186
Non-cash 401(k) contribution in common stock	779	574
Loss on sale of assets and marketable securities	63	—
Non-cash other charges	213	318
Non-cash interest earned on notes from officers	—	(4)
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	14,736	17,905
List brokerage trade accounts receivable	10,588	7,645
Prepaid expenses and other assets	(1,046)	1,552
Deferred marketing costs	(823)	(995)
Accounts payable	(5,751)	523
List brokerage trade accounts payable	(9,970)	(7,226)
Income taxes receivable and payable, net	(2,927)	(6,454)
Accrued expenses and other liabilities	5,037	(2,007)
Deferred revenue	(6,616)	(10,165)

Net cash provided by operating activities	13,560	18,065

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of marketable securities	68	—
Purchases of marketable securities	(54)	—
Purchases of property and equipment	(5,056)	(2,548)
Acquisitions of businesses, net of cash acquired	(146)	(29)
Software development costs	(1,355)	(1,564)

Net cash used in investing activities	(6,543)	(4,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(86,367)	(139,602)
Proceeds from long-term debt	98,516	135,000
Deferred financing costs paid	(159)	(770)
Dividends paid	(19,425)	(12,385)
Proceeds from repayment of notes receivable from officers	—	1
Proceeds from exercise of stock options	54	11,231
Tax benefit related to employee stock options	19	2,104

Net cash used in financing activities	(7,362)	(4,421)

Effect of exchange rate fluctuations on cash	2	228
Effect of SAB 108 adjustment on cash	—	(2,089)

Net increase (decrease) in cash and cash equivalents	(343)	7,642
Cash and cash equivalents, beginning	4,433	792

Cash and cash equivalents, ending	$4,090	$8,434

Supplemental cash flow information:
Interest paid	$3,519	$2,699

Income taxes paid	$5,414	$8,357

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     The Company suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.
     Reclassification. Certain reclassifications have been made to conform prior year data with the current year presentation in the consolidated financial statements and accompanying notes for comparative purposes. The following balance sheet line items include amounts reclassed: trade accounts receivable, list brokerage trade accounts receivable, other assets, accounts payable and list brokerage trade accounts payable.
2. EARNINGS PER SHARE INFORMATION
     The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive common stock.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Weighted average number of shares used in basic EPS	55,521	53,866
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	298	786

Weighted average number of shares outstanding used in diluted EPS	55,819	54,652

3. SEGMENT INFORMATION
     On January 1, 2007, the Company reorganized its business segments for both operational and reporting purposes. The Company currently reports results in three segments: the Data Group, the Services Group and the Marketing Research Group. The Company continues to report administrative functions in the Corporate Activities Group.
     infoUSA’s Donnelley Group is now named the Services Group. The Services Group consists of subsidiaries providing customer data management and brokerage services, email marketing services, and catalog marketing services.
     The former infoUSA Group joined with the former Donnelley Marketing division, now known as infoUSA National Accounts, OneSource and Database License, and is now named the Data Group. The Data Group also includes the compilation and verification costs of our proprietary databases, and corporate technology.
     The third segment is the Marketing Research Group, established in 2006 with the Company’s acquisition of Opinion Research Corporation. The Marketing Research Group provides customer surveys, opinion polling, and other market research services for business, through its Opinion Research division, and for government, through its Macro International division.
     The Data Group, Services Group and Marketing Research Group reflect actual net sales, order production costs, identifiable direct sales and marketing costs, and depreciation and amortization expense. The remaining indirect costs are presented in corporate activities.

     The Corporate Activities Group includes administrative functions of the Company and other income (expense) including interest expense, investment income and other identified gains (losses).
     Goodwill for the Data Group segment decreased from $255.0 million at March 31, 2006 to $254.0 million at March 31, 2007. The decrease in goodwill for the Data Group segment is due to recording purchase entry adjustments related to deferred income taxes for acquisitions within the Data Group. Goodwill for the Services Group segment increased to $66.1 million at March 31, 2007 from $56.8 million at March 31, 2006. The increase in goodwill for the Services Group segment is due to the acquisition of Mokrynskidirect in June 2006, Digital Connexxions in October 2006 and Rubin Response in November 2006. Goodwill for the Marketing Research Group segment at March 31, 2007 was $60.8 million, which was the result of goodwill recorded for the acquisition of Opinion Research Corporation.
     The following table summarizes segment information:

	For the Three Months Ended March 31, 2007
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)
Net sales	$78,347	$31,425	$48,110	$—	$157,882
Operating income (loss)	14,525	6,863	1,669	(8,212)	14,845
Investment income	—	—	—	22	22
Interest expense	—	—	—	(4,812)	(4,812)
Other expense	—	—	—	(24)	(24)
Income (loss) before income taxes	14,525	6,863	1,669	(13,026)	10,031
Goodwill	254,048	66,052	60,847	—	380,947

	For the Three Months Ended March 31, 2006
	Data	Services	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$76,487	$26,583	$—	$103,070
Operating income (loss)	15,178	5,814	(5,503)	15,489
Investment income	—	—	72	72
Interest expense	—	—	(2,805)	(2,805)
Other expense	—	—	(315)	(315)
Income (loss) before income taxes	15,178	5,814	(8,551)	12,441
Goodwill	254,961	56,783	—	311,744

4. COMPREHENSIVE INCOME
     Comprehensive income, including the components of other comprehensive income (loss), are as follows:

	For The Three
	Months Ended
	March 31,	March 31,
	2007	2006
	(In thousands)
Net income	$6,330	$7,947
Other comprehensive income (loss):
Unrealized gain (loss) from investments:
Unrealized gains (losses)	(614)	155
Related tax benefit (expense)	221	(56)

Net	(393)	99

Foreign currency translation adjustments:
Unrealized gains	81	719
Related tax expense	(29)	(259)

Net	52	460

Unrealized gain from pension plan:
Unrealized gains	22	—
Related tax expense	(8)	—

Net	14	—

Unrealized gain from derivative financial instruments:
Unrealized gains	198	—
Related tax expense	(71)	—

Net	127	—

Total other comprehensive income (loss)	(200)	559

Comprehensive income	$6,130	$8,506

     The components of accumulated other comprehensive income (loss) are as follows:

		Foreign	Unrealized		Accumulated
	Unrealized	Currency	Gains (Losses)	Derivative	Other
	Losses from	Translation	From	Financial	Comprehensive
	Pension plan	Adjustments	Investments	Instruments	Loss
	(In thousands)
Balance at March 31, 2007	$(880)	$(537)	$(224)	$127	$(1,514)

Balance at December 31, 2006	$(894)	$(588)	$168	$—	$(1,314)

5. ACQUISITIONS
     On December 4, 2006, the Company acquired Opinion Research Corporation, a provider of commercial market research, health and demographic research for government agencies, information services and consulting. The total purchase price was $131.5 million, excluding cash acquired of $0.8 million, and including acquisition related costs of $4.0 million.
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
     On June 1, 2006, the Company acquired Mokrynskidirect, a provider of list brokerage and list management services. The total purchase price, excluding cash acquired of $2.0 million, and including $0.1 million for acquisition costs, was $6.6 million.
     The Company accounted for these acquisitions under the purchase method of accounting and the operating results for each of these acquisitions are included in the accompanying consolidated financial statements from the respective acquisition dates.

     Assuming the acquisitions described above made during 2006 had been acquired on January 1, 2006 and included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and earnings per share would have been as follows:

	For The Three Months Ended
	March 31,	March 31,
	2007	2006
	(In thousands, except
	per share amounts)
Net sales	$157,882	$155,203
Net income	$6,330	$8,746
Basic earnings per share	$0.11	$0.16
Diluted earnings per share	$0.11	$0.16
6. SHARE–BASED PAYMENT ARRANGEMENTS
     Stock options have been issued under two primary types of plans. The most current type of plan vests over an eight year period and expires ten years from date of grant. Options under this plan are granted at 125% of the stock’s fair market value on the date of grant. The original plan grants options at the stock’s fair market value on the date of grant, vests over a four year period at 25% per year, and expires five years from the date of grant. Options issued to directors under this plan vest immediately and expire five years from the grant date.
     Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS 123R”), the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.
     As a result of adopting SFAS 123R, the impact to the quarter ended March 31, 2007 on income before income taxes and net income was $0.2 million and $0.1 million, respectively, and no impact on basic and diluted earnings per share. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows. Upon the adoption of SFAS 123R, the excess tax benefits for those options are classified as financing cash inflows.
     The Company granted no stock options during the three-month periods ended March 31, 2007 or March 31, 2006.
     The following table summarizes stock option plan activity for the three months ended March 31, 2007:

	Weighted		Weighted
	Average	Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic Value at
	Options	Exercise	Contractual	March 31, 2007
	Shares	Price	Term	(in thousands)
Outstanding beginning of period	2,313,711	$9.67
Granted	—	—
Exercised	(8,954)	6.00
Forfeited	—	—
Expired	—	—

Outstanding end of period	2,304,757	9.69	2.36	$1,742

Options exercisable at end of period	1,707,627	8.83	.69	$1,633

The total intrinsic value of share options exercised during the three months ended March 31, 2007 and 2006 was $51 thousand and $5.8 million, respectively. As of March 31, 2007, the total unrecognized compensation cost related to nonvested stock option awards was approximately $1.7 million and is expected to be recognized over a remaining weighted average period of 2.08 years. As of March 31, 2007, 3.5 million shares were available for additional option grants.

7. RESTRUCTURING CHARGES
     During the three months ended March 31, 2007, the Company recorded restructuring charges of $2.1 million. These costs related to workforce reductions as a part of the Company’s continuing strategy to reduce unnecessary costs and focus on core operations, the restructuring of infoUSA National Accounts Division (formerly Donnelley Marketing) operations, as well as the restructuring of the Hill-Donnelly printing facility. During the first three months of 2007, the total workforce reduction charges included involuntary employee separation costs consisting of approximately 220 employees.
     In February 2007, the Company announced the closing of the Hill-Donnelly printing facility in Tampa, Florida. The facility will be closed by June 2007 and the operations will be moved to Omaha, Nebraska. The total amount expected to be incurred in connection with the restructuring will be in the range of $0.4 million to $0.6 million, which includes $0.4 million for one-time termination benefits, and $0.1 million to $0.2 million for contract termination costs and other related costs. During the three months ended March 31, 2007, $0.2 million was recorded for these restructuring costs for workforce reductions charges for approximately 33 employees.
     The Company announced in December 2006 the plan to restructure the infoUSA National Accounts operations which includes the closing of the Ames, Iowa client service and technology facility, and the movement of client services teams and management personnel from the Woodcliff Lake, New Jersey facility to Omaha, Nebraska. Both of these are expected to be completed by December 31, 2007. The total amount expected to be incurred in connection with the restructuring will be in the range of $8.0 million to $9.0 million, which will include $4.0 million to $5.0 million for one-time termination benefits, and $3.0 million to $4.0 million for contract termination costs and other related costs. During the three months ended March 31, 2007, $1.2 million was recorded for these restructuring costs for workforce reductions charges for approximately 147 employees.
     During the three months ended March 31, 2006, the Company recorded restructuring charges of $0.1 million for involuntary employee separation costs (severance) due to workforce reductions for 77 employees in administration, order production and sales.
     The following table summarizes activity related to the restructuring charges recorded by the Company for the three months ended March 31, 2007 including the restructuring accrual balances:

			Amounts
	Beginning	Amounts	From	Amounts	Ending
	Accrual	Expensed	Acquisitions	Paid	Accrual
	(In thousands)
Restructuring accrual	$1,293	$2,114	$999	$902	$3,504

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Goodwill	$440,506	$441,308
Less accumulated amortization	59,559	59,559

	$380,947	$381,749

Other intangible assets:
Non-compete agreements	$13,537	$13,537
Core technology	15,072	15,072
Customer base	77,493	77,270
Trade names	32,725	32,448
Purchased data processing software	73,478	73,478
Acquired database costs	21,591	21,591
Perpetual software license agreement, net	333	533
Software development costs, net	10,362	9,894
Database development costs, net	3,039	3,244
Deferred financing costs	12,191	12,032

	259,821	259,099
Less accumulated amortization	(153,740)	151,053

	$106,081	$108,046

9. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Property and equipment	$179,505	$174,554
Less accumulated depreciation	116,952	113,382

	$62,553	$61,172

10. INCOME TAXES
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of our 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 was to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company did not record any cumulative effect adjustments to retained earnings as a result of adopting FIN 48.
     Adoption on January 1, 2007 did not have a material effect on our consolidated financial condition or results of operation. We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, we are no longer subject to tax examinations for years before 2003.
     The Company had a total gross liability for unrecognized tax benefits of $7.5 million as of the adoption date, which is included in other liabilities. If recognized, $2.0 million of unrecognized tax benefits would impact the Company’s effective tax rate. Interest of $0.9 million has been reflected as a component of the total liability. The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
     For the three-month period ended March 31, 2007, there were no material changes to the total amount of unrecognized tax benefits. The Company expects a decrease for uncertain tax positions during the next 12 months to be $5.1 million due to the expiration of the statute of limitations.
11. CONTINGENCIES
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

     In February 2006, Cardinal Value Equity Partners, L.P., which beneficially owns 6.1% of our stock, filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County, against certain directors of the Company, and the Company. The lawsuit was filed as a derivative action on behalf of the Company and as a class action on behalf of Cardinal Value Equity Partners, L.P. and other stockholders. The lawsuit asserted claims for breach of fiduciary duty and sought an order requiring the Company to reinstate the special committee of directors. The special committee had been formed in June 2005 to consider a then-pending proposal by Vinod Gupta to acquire the shares of the Company not owned by him and was dissolved in August 2005 after Mr. Gupta withdrew that proposal. The lawsuit also sought an order awarding the Company and the class unspecified damages. In May 2006, Cardinal amended its complaint to add several new allegations and named two additional directors of the Company as defendants. The Company and the individual defendants filed a motion to dismiss the lawsuit. On October 17, 2006, the Court granted that motion and dismissed the lawsuit without prejudice. The Court’s order permitted Cardinal to file an amended complaint within 60 days of the order. Cardinal subsequently filed a Third Amended Complaint, alleging derivative claims of breach of fiduciary duty and violations of Delaware law. In January 2007, the Court granted the defendants’ motion to consolidate the action with a similar action filed by Dolphin Limited Partnership I, L.P. et al. as discussed in the following paragraph.
     In October 2006, Dolphin Limited Partnership I, L.P., Dolphin Financial Partners, L.L.C. and Robert Bartow filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County, against the current directors of the Company, two former directors of the Company, and the Company as a nominal defendant. The lawsuit was filed as a derivative action on behalf of the Company. The lawsuit asserts claims for breach of fiduciary duty and misuse of corporate assets, and seeks an order rescinding or declaring void certain transactions between the Company and Vinod Gupta, requiring the defendants to reimburse the Company for alleged damages and expenses relating to such transactions, and directing the Company to amend its Stockholder Rights Plan to include Mr. Gupta, his family and affiliates. The lawsuit also seeks an order awarding the Company unspecified damages. In January 2007, the Court ordered the case consolidated with a similar lawsuit filed by Cardinal Value Equity Partners, L.P. Pursuant to the consolidation order entered by the court, Dolphin and Cardinal have filed a consolidated complaint that essentially combines the claims that had been set forth in their respective individual complaints, described above. Defendants have moved to dismiss that complaint. The lawsuit is in the early stages and it is not yet possible to determine the ultimate outcome of this matter.
     We are subject to legal claims and assertions in the ordinary course of business. Although the outcomes of any other lawsuits and claims are uncertain, we do not believe that, individually or in the aggregate, any such lawsuits or claims will have a material effect on our business, financial conditions, results of operations or liquidity.
12. RELATED PARTY TRANSACTIONS
     The Company has retained the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. to provide certain legal services. Elliot Kaplan, a director of the Company, is a named partner and former Chairman of the Executive Board of Robins, Kaplan, Miller & Ciresi L.L.P. The Company paid a total of $41 thousand and $123 thousand to this law firm during the first quarter of 2007 and 2006, respectively.
13. CREDIT FACILITY
     On March 16, 2007, the Company amended its Senior Secured Credit Facility that was entered into on February 14, 2006. The amendment increased the Company’s outstanding Term Loan B by $75 million. Proceeds from this transaction were used to reduce amounts outstanding under the Company’s revolving credit facility. The pricing, principal amortization and maturity date of the expanded Term Loan B remain unchanged from the existing terms. Upon the terms of the amendment, this increase to the Term Loan B was priced on an interim basis at 9.25%. On April 3, 2007, we converted this borrowing to Libor-based pricing of 7.32%. Additionally, the option of the Company to increase the availability under its revolving credit facility by an amount up to $75 million was deleted.
     At March 31, 2007, the term loan had a balance of $173.6 million, bearing an average interest rate of 8.17%. Upon conversion of the borrowing arising from the Term Loan B amendment to Libor-based pricing on April 3, 2007, the term loan bears an average interest rate of 7.34%. The revolving line of credit had a balance of $76.5 million, bearing an interest rate of 7.07%, and $98.5 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility.

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     In February 2007, the Company entered into a treasury lock agreement with a total notional amount of $43.5 million in anticipation of a ten-year fixed rate debt issuance to be placed in the second quarter of 2007. The treasury lock agreement has been designated as a cash flow hedge as it hedges the fluctuations in Treasury rates between the execution date of the treasury lock and the issuance of the fixed rate debt.
     The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets and liabilities through earnings, or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. As of March 31, 2007, $127 thousand of deferred gains on derivative instruments was included in other comprehensive income.
     The Company only enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     This discussion and analysis contains forward-looking statements, including without limitation statements in the discussion of comparative results of operations, accounting standards and liquidity and capital resources, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, which are subject to the “safe harbor” created by those sections. Our actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from our recent results or those projected in the forward-looking statements are described in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. We assume no obligation to update the forward-looking statements or such factors.
General
Overview
     In 2007, we reorganized our segments both for operational and reporting purposes. In 2007, we are reporting results in three segments: the Data Group, the Services Group, and the Marketing Research Group. We believe that by organizing all of our businesses that sell proprietary content into a single segment, we will more effectively deploy sales and marketing resources. The reorganization is also expected to create better opportunities for cross selling proprietary databases under one brand name. The 2006 prior year financial information contained in this report has been revised to reflect the new segments.
     Initiatives in the first quarter of 2007 included:
•	Continuing to migrate to “subscription-based” from “one-time use” customers of our Internet based services Salesgenie.com, Salesgenie.com/Lite, SalesLeadsUSA.info, Credit.net, PolkCityDirectories.com and infoUSACiti.com. Key to this is our effort to replace revenue from declining traditional direct marketing products and services with our on-line internet subscription services. Subscription services offer enhanced annual revenue per customer, assure greater multi-year revenue retention, and, most importantly, provide greater value to our customers by providing Internet access to our content and customer acquisition and retention software tools.

•	Continuing improvements of the content and accuracy of our database. Adding more content, such as detailed business descriptions, more executives, hours of operation, credit cards accepted, UCC filings, URL address and other information.

•	Expanding international business and executive databases by adding content for China and Australia.

•	Increasing investments in merchandising, advertising and branding. The advertising campaigns include email, print, television, radio, direct mail, and search word advertising, as well as the use of white glove client services. Most notable advertisements included three commercials that aired during the Super Bowl, on February 4, 2007, featuring Salesgenie.com.

•	Continuing to build on our subscription model by adding enhancements to allow customers a “one-stop-shop” application for all of their direct marketing, sales prospecting needs and credit needs.

•	Continuing the integration efforts of Opinion Research Corporation, acquired December 4, 2006, by facilitating a strategic cross-selling plan.
Sales & Marketing Strategy
     We employ several media options to grow and increase our market share including direct mail, print, outbound telemarketing, online keyword search engines, banner advertising, television, radio and e-mail marketing. In the first quarter of 2007, we continued these traditional forms of advertising as well as national and local radio and television campaigns to further build our brand name and drive revenue for our flagship online subscription product, Salesgenie.com. With the launch of Salesgenie.ca in 2006, Canadian radio and television advertising was added to our print and direct mail advertising. We continued to advertise aggressively to promote our valuable brand, including television advertisements that aired during the Super Bowl in February 2007 and the NCAA Final Four Basketball Tournament in March 2007.

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
     We also are focusing on international growth opportunities. We are now upgrading our international business databases and expanding our own compilation efforts. In late 2005, we opened a database center in India. We have also partnered with hundreds of content providers around the world. Our comprehensive international database includes information on 1.1 million large public and private non-U.S. companies in approximately 170 countries. There are over 8.6 million executives represented in its non-U.S. global database, which is constantly updated using 2,500 daily news sources to track changes like executive changes, mergers and acquisitions, and late breaking company news. We are also putting great emphasis on more comprehensive financial information and regulatory filings. Examples include SEC filings, annual reports, analyst and industry reports, and detailed corporate family structure.
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

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2007	March 31, 2006
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Net sales	100%	100%
Costs and expenses:
Cost of goods and services	39	25
Selling, general and administrative	46	53
Depreciation	3	3
Amortization	3	4

Total costs and expenses	91	85

Operating income	9	15
Other expense, net	(3)	(3)

Income before income taxes	6	12
Income taxes	2	4

Net income	4%	8%

OTHER DATA:

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2007	March 31, 2006
	(dollars in thousands)
SALES BY SEGMENT:
Data Group	$78,347	$76,487
Services Group	31,425	26,583
Marketing Research Group	48,110	—

Total	$157,882	$103,070

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
Data Group	50%	74%
Services Group	20	26
Marketing Research Group	30	—

Total	100%	100%

Net sales
     Net sales for the quarter ended March 31, 2007 were $157.9 million, an increase of 53% from $103.1 million for the same period in 2006.
     Net sales of the Data Group segment for the quarter ended March 31, 2007 were $78.3 million, a 2% increase from $76.5 million for the same period in 2006. The increase in net sales for the Data Group segment is principally due to the growth of the segment’s subscription revenues, which includes Salesgenie.com, Salesgenie.com/Lite, SalesLeadsUSA.info and Credit.net. The Data Group segment provides our proprietary databases and database marketing solutions, and principally engages in the selling of sales lead generation and consumer DVD products to small- to medium-sized companies, small office and home office businesses and individual consumers. Customers purchase our information as custom lists or on a subscription basis primarily from the Internet. Sales of subscription-based products require us to recognize revenues over the subscription period instead of at the time of sale. This segment also includes the licensing of our databases to value added resellers.
     Net sales of the Services Group segment for the quarter ended March 31, 2007 were $31.4 million, an 18% increase from $26.6 million for the same period in 2006. The majority of the increase in the Services Group is related to the acquisition of Mokrynskidirect in June 2006, Digital Connexxions in October 2006 and Rubin Response in November 2006, as well as growth in the Yesmail division as e-mail marketing is becoming a bigger part of corporate advertising. The Services Group segment provides e-mail marketing solutions, list brokerage and list management services and online interactive marketing services to large companies in the United States, Canada and globally.
     Net sales of the newly acquired Marketing Research Group segment for the quarter ended March 31, 2007 were $48.1 million. The Marketing Research Group segment provides diversified market research, which consists of the Opinion Research division and Macro International.
Cost of goods and services
     Cost of goods and services for the quarter ended March 31, 2007 were $62.3 million, or 39% of net sales, compared to $25.7 million, or 25% of net sales, for the same period in 2006.
     Cost of goods and services of the Data Group remained relatively level. For the quarter ended March 31, 2007, cost of goods and services of the Data Group were $18.8 million, or 24% of net sales for that segment, compared to $18.3 million, or 24% of net sales for that segment, for the same period in 2006.
     Cost of goods and services of the Services Group for the quarter ended March 31, 2007 were $7.8 million, or 25% of net sales for that segment, compared to $6.8 million, or 26% of net sales for that segment, for the same period in 2006. The majority of the increase in the Services Group is related to the acquisition of Mokrynskidirect in June 2006, Digital Connexxions in October 2006 and Rubin Response in November 2006, as well as an increase in costs associated with e-mail marketing due to the growth in the Yesmail division.

     Cost of goods and services of the Marketing Research Group for the quarter ended March 31, 2007 were $34.7 million, or 72% of net sales for that segment. These costs include subcontract labor costs, direct sales and labor costs and direct programming costs associated with providing the research services performed by the Marketing Research Group.
     Cost of goods and services of Corporate Activities for the quarter ended March 31, 2007 were $1.0 million, compared to $0.6 million for the same period in 2006.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the quarter ended March 31, 2007 were $71.6 million, or 46% of net sales, compared to $54.1 million, or 53% of net sales for the same period in 2006.
     Selling, general and administrative expenses of the Data Group for the quarter ended March 31, 2007 were $40.8 million, or 52% of net sales for that segment, compared to $36.9 million, or 48% of net sales for that segment, for the same period in 2006. The majority of the increase is the result of $4.6 million in costs associated with the television advertisements that aired during the Super Bowl in February 2007, and costs related to the restructuring of infoUSA National Accounts. See Note 7 to Notes to Consolidated Financial Statements for further detail regarding the restructuring of infoUSA National Accounts.
     Selling, general and administrative expenses of the Services Group for the quarter ended March 31, 2007 were $14.9 million, or 47% of net sales for that segment, compared to $12.9 million, or 48% of net sales for that segment, for the same period in 2006. The majority of the increase in the Services Group is related to the acquisition of Mokrynskidirect in June 2006, Digital Connexxions in October 2006 and Rubin Response in November 2006, as well as an increase in costs associated with e-mail marketing due to the growth in the Yesmail division.
     Selling, general and administrative expenses of the Marketing Research Group for the quarter ended March 31, 2007 were $9.3 million, or 19% of net sales for that segment.
     Selling, general and administrative expenses of Corporate Activities for the quarter ended March 31, 2007 were $6.6 million, compared to $4.3 million for the same period in 2006. This includes selling, general and administrative costs that can not be directly attributed to the revenue producing segments.
     The Company adopted SFAS 123R in January 2006, which requires measurement of compensation cost for all share-based payment awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS 123R resulted in a charge of $219 thousand for the quarter ended March 31, 2007, compared to $186 thousand for the same period in the prior year. See Note 6 to Notes to Consolidated Financial Statements for further detail regarding the adoption of this new accounting standard.
Depreciation expense
     Depreciation expense for the quarter ended March 31, 2007 totaled $4.8 million, or 3% of net sales, compared to $3.1 million, or 3% of net sales for the same period in 2006.
     Depreciation expense of the Data Group for the quarter ended March 31, 2007 was $2.2 million, or 3% of net sales for that segment, compared to $1.9 million, or 2% of net sales for that segment, for the same period in 2006. The increase in depreciation expense is attributed to additional hardware purchased associated with our disaster recovery plan.
     Depreciation expense of the Services Group for the quarter ended March 31, 2007 was $1.1 million, or 3% of net sales for that segment, compared to $0.7 million, or 3% of net sales for that segment, for the same period in 2006. The increase in depreciation expense for the Services Group is due to the addition of fixed assets from the acquisition of Mokrynskidirect, Digital Connexxions and Rubin Response.
     Depreciation expense of the Marketing Research Group for the quarter ended March 31, 2007 was $0.9 million, or 2% of net sales for that segment. This includes depreciation expense for the fixed assets from the acquisition of Opinion Research Corporation.
     Depreciation expense of Corporate Activities for the quarter ended March 31, 2007 was $0.6 million, compared to $0.6 million for the same period in 2006.

Amortization expense
     Amortization expense for the quarter ended March 31, 2007 totaled $4.3 million, or 3% of net sales, compared to $4.6 million, or 4% of net sales, for the same period in 2006.
     Amortization expense of the Data Group for the quarter ended March 31, 2007 was $1.9 million, or 2% of net sales for that segment, compared to $4.2 million, or 6% of net sales for that segment, for the same period in 2006. The decrease in amortization expense for the Data Group is due to a certain identifiable intangible asset from the Donnelley Marketing acquisition becoming fully amortized in June 2006.
     Amortization expense of the Services Group for the quarter ended March 31, 2007 was $0.8 million, or 3% of net sales for that segment, compared to $0.4 million, or 1% of net sales for that segment, for the same period in 2006. The increase in amortization expense for the Services Group is due to the addition of identifiable intangible assets from the acquisition of Mokrynskidirect, Digital Connexxions and Rubin Response.
     Amortization expense of the Marketing Research Group for the quarter ended March 31, 2007 was $1.6 million, or 3% of net sales for that segment. This includes amortization expense for the identifiable intangible assets from the acquisition of Opinion Research Corporation.
Operating income
     As a result of the factors previously described, the Company had operating income of $14.8 million, or 9% of net sales, during the quarter ended March 31, 2007, compared to operating income of $15.5 million, or 15% of net sales, for the same period in 2006.
     Operating income for the Data Group segment for the quarter ended March 31, 2007 was $14.5 million, or 19% of net sales for the segment, as compared to $15.2 million, or 20% of net sales for the segment, for the same period in 2006.
     Operating income for the Services Group segment for the quarter ended March 31, 2007 was $6.9 million, or 22% of net sales for the segment, as compared to $5.8 million, or 22% of net sales for the segment, for the same period in 2006.
     Operating income for the Marketing Research Group segment for the quarter ended March 31, 2007 was $1.7 million, or 3% of net sales for the segment.
     Operating loss for Corporate Activities for the quarter ended March 31, 2007 was $8.2 million, compared to $5.5 million for the same period in 2006.
Other expense, net
     Other expense, net was $(4.8) million, or 3% of net sales, and $(3.0) million, or 3% of net sales, for the quarters ended March 31, 2007 and 2006, respectively. Other expense, net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating expense of the Company. The majority of the other expense, net was for interest expense, which was $4.8 million and $2.8 million for the quarters ended March 31, 2007 and 2006, respectively. The increase in interest expense is due to the increase in debt in December 2006 to fund the acquisition of Opinion Research Corporation for $131.5 million.
Income taxes
     A provision for income taxes of $3.7 million and $4.5 million was recorded during the quarters ended March 31, 2007 and 2006, respectively. The effective income tax rate used for the quarter ended March 31, 2007 was 37%, compared to 36% for the quarter ended March 31, 2006.
Liquidity and Capital Resources
Overview
     On February 14, 2006, we entered into an amended and restated $275 million Senior Secured Credit Facility (the “2006 Credit Facility”) administered by Wells Fargo Bank, N.A., replacing the Senior Secured Credit Facility originally entered into on March 25, 2004. The 2006 Credit Facility provided for a $175 million revolving line of credit with a maturity date in February 2011 and a $100 million term loan with a maturity date in February 2012.

     On March 16, 2007, the Company amended the 2006 Credit Facility (as amended, the “Amended 2006 Credit Facility”). The amendment increased the Company’s outstanding Term Loan B by $75 million. Proceeds from this transaction were used to reduce amounts outstanding under the Company’s revolving credit facility. The pricing, principal amortization and maturity date of the expanded Term Loan B remain unchanged from the existing terms. Upon the terms of the amendment, this increase to the Term Loan B was priced on an interim basis at 9.25%. On April 3, 2007, we converted this borrowing to Libor-based pricing of 7.32%. Additionally, the option of the Company to increase the availability under its revolving credit facility by an amount up to $75 million was deleted.
     At March 31, 2007, the term loan had a balance of $173.6 million, bearing an average interest rate of 8.17%. Upon conversion of the borrowing arising from the Term Loan B amendment to Libor-based pricing on April 3, 2007, the term loan bears an average interest rate of 7.34%. The revolving line of credit had a balance of $76.5 million, bearing an interest rate of 7.07%, and $98.5 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the Amended 2006 Credit Facility.
     The Amended 2006 Credit Facility provides for grid-based interest pricing based upon our consolidated total leverage ratio. Interest rates for use of the revolving line of credit range from base rate plus 0.25% to 1.00% for base rate loans and LIBOR plus 1.25% to 2.00% for Eurodollar rate loans. Interest rates for the term loan range from base rate plus 0.75% to 1.00% for base rate loans and LIBOR plus 1.75% to 2.00% for Eurodollar rate loans. Subject to certain limitations set forth in the credit agreement, we may designate borrowings under the Amended 2006 Credit Facility as base rate loans or Eurodollar loans.
     We are subject to certain financial covenants in the Amended 2006 Credit Facility, including a minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on EBITDA (“earnings before interest expense, income taxes, depreciation and amortization”), as adjusted, providing for adjustments to EBITDA for certain agreed upon items including non-operating gains (losses), other charges (gains), asset impairments, non-cash stock compensation expense and other items specified in the Amended 2006 Credit Facility. We were in compliance with all restrictive covenants of the Amended 2006 Credit Facility as of March 31, 2007.
     The Amended 2006 Credit Facility provides that we may pay cash dividends on our common stock or repurchase shares of our common stock provided that (a) before and after giving effect to such dividend or repurchase, no event of default exists or would exist under the credit agreement, (b) before and after giving effect to such dividend or repurchase, our consolidated total leverage ratio is not more than 2.75 to 1.0, and (c) the aggregate amount of all cash dividends and stock repurchases during any loan year does not exceed $20 million, except that there is no cap on the amount of cash dividends or stock repurchases so long as, after giving effect to the dividend or repurchase our consolidated total leverage ratio is not more than 2.00 to 1.0.
     As of March 31, 2007, we had a working capital deficit of $34.8 million. We believe that our existing sources of liquidity and cash generated from operations will satisfy our projected working capital, debt repayments and other cash requirements for at least the next 12 months. Acquisitions of other technologies, products or companies, or internal product development efforts may require us to obtain additional equity or debt financing, which may not be available or may be dilutive.
Selected Consolidated Statements of Cash Flows Information
     Net cash provided by operating activities during the three months ended March 31, 2007 totaled $13.6 million compared to $18.1 million for the same period in 2006. The lower cash inflow for the current period was mainly attributed to the change in working capital, mostly attributed to the decrease in accounts payable due to the result of a bank overdraft position, which had been reclassed to accounts payable at December 31, 2006.
     Net cash used in investing activities during the three months ended March 31, 2007 totaled $6.5 million, compared to $4.1 million for the same period in 2006. The current period outflow was mainly attributed to our spending of $5.1 million for additions of property and equipment, which included facility expansions and remodeling, and $1.4 million for software and database development costs.
     Net cash used in financing activities during the three months ended March 31, 2007 totaled $7.4 million, compared to $4.4 million for the same period in 2006. The dividend payments, totaling $19.4 million, were paid on March 5, 2007, to shareholders of record as of the close of business on February 16, 2007. Total proceeds received from long-term debt during the three months ended March 31, 2007 were $98.5 million. Of these proceeds, $75.0 million was received as a result of the amendment to our Senior Secured Credit Facility on March 16, 2007. We further used these proceeds to reduce amounts outstanding under our revolving credit facility by $75.0 million.

Selected Consolidated Balance Sheet Information
     Trade accounts receivable decreased to $60.6 million at March 31, 2007 from $76.6 million at December 31, 2006. The days sales outstanding (“DSO”) ratio for the three months ended March 31, 2007 was 34 days compared to 36 days for the same period in 2006. The decrease is the result of collections of invoices that were invoiced in the fourth quarter of 2006 for several of our contractual customers.
     List brokerage trade accounts receivable decreased to $57.6 million at March 31, 2007 from $68.4 million at December 31, 2006. The decrease was the result of a decrease in list brokerage billings due to the seasonality of the business.
     Unbilled services increased to $23.2 million at March 31, 2007 from $20.8 million at December 31, 2006. The increase was the result of an increase in services provided within the Macro International division in the Marketing Research Segment.
     Deferred marketing costs increased to $4.3 million at March 31, 2007 from $3.5 million at December 31, 2006. The increase was the direct result of our increased spending during the three months ended March 31, 2007 from the level of spending incurred during the latter half of 2006 on direct marketing costs that are subject to deferral and amortization.
     Property and equipment, net increased to $62.6 million at March 31, 2007 from $61.2 million at December 31, 2006. The increase was primarily the result of facility expansions and remodeling, as well as hardware purchased to ensure we had sufficient resources available following the Super Bowl commercials that aired in February 2007.
     Accounts payable decreased to $21.7 million at March 31, 2007 from $27.5 million at December 31, 2006. The decrease was primarily the result of a bank overdraft position at December 31, 2006, which had been reclassed to accounts payable.
     List brokerage trade accounts payable decreased to $52.9 million at March 31, 2007 from $62.0 million at December 31, 2006. The decrease was the result of an overall decrease in the list brokerage billings due to the seasonality of the business.
     Accrued expenses increased to $15.1 million at March 31, 2007 from $12.1 million at December 31, 2006. This increase was a result of the restructuring charges recorded during the quarter for the restructuring of the infoUSA National Accounts division and the Hill-Donnelly facility, as well as severance recorded within the Marketing Research segment, which was related to the acquisition of Opinion Research Corporation.
     Income taxes payable decreased to $2.2 million at March 31, 2007 from $4.7 million at December 31, 2006. This decrease was a result of 2006 federal income tax payments made during the first three months of 2007.
     Deferred revenue decreased to $71.3 million at March 31, 2007 from $77.9 million at December 31, 2006. This decrease was a result of revenue being recognized from fourth quarter 2006 invoices for various customers within the Data Group during the first three months of 2007.
     Our long-term debt increased to $266.7 million at March 31, 2007 from $255.3 million at December 31, 2006 due to a net increase in the credit facility debt from proceeds received during the first quarter of 2007.
     Other liabilities increased to $9.8 million at March 31, 2007 from $2.2 million at December 31, 2006. This increase was a result of $7.5 million in unrecognized tax benefits reclassed from deferred income taxes.
Off-Balance Sheet Arrangements
     Other than rents associated with facility leasing arrangements, the Company does not engage in off-balance sheet financing activities.
Accounting Standards
     In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on our consolidated financial condition or results of operations.

     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on our consolidated financial condition or results of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of our 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Adoption on January 1, 2007 did not have a material effect on our consolidated financial condition or results of operation. See Note 10 to Notes to Consolidated Financial Statements for further detail regarding the adoption of this accounting standard.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.
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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have identified interest rate risk as our primary market risk exposure. We are exposed to significant future earnings and cash flow exposures from significant changes in interest rates as nearly all of our debt is at variable rates. If necessary, we could refinance our debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, each 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of approximately $2.5 million. At March 31, 2007, the fair value of our long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities. At March 31, 2007, we had long-term debt with a carrying value of $272.0 million and estimated fair value of approximately the same amount. We have no significant operations subject to risks of foreign currency fluctuations. See Note 14 to Notes to Consolidated Financial Statements for information regarding the Company’s accounting for derivative instruments and hedging activities entered into during the three months ended March 31, 2007.
ITEM 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of the end of the fiscal quarter ended March 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2007 the Company’s disclosure controls and procedures are effective.
(b) Changes in internal control over financial reporting
     During the quarter ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
     In February 2006, Cardinal Value Equity Partners, L.P., which beneficially owns 6.1% of our stock, filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County, against certain directors of the Company, and the Company. The lawsuit was filed as a derivative action on behalf of the Company and as a class action on behalf of Cardinal Value Equity Partners, L.P. and other stockholders. The lawsuit asserted claims for breach of fiduciary duty and sought an order requiring the Company to reinstate the special committee of directors. The special committee had been formed in June 2005 to consider a then-pending proposal by Vinod Gupta to acquire the shares of the Company not owned by him and was dissolved in August 2005 after Mr. Gupta withdrew that proposal. The lawsuit also sought an order awarding the Company and the class unspecified damages. In May 2006, Cardinal amended its complaint to add several new allegations and named two additional directors of the Company as defendants. The Company and the individual defendants filed a motion to dismiss the lawsuit. On October 17, 2006, the Court granted that motion and dismissed the lawsuit without prejudice. The Court’s order permitted Cardinal to file an amended complaint within 60 days of the order. Cardinal subsequently filed a Third Amended Complaint, alleging derivative claims of breach of fiduciary duty and violations of Delaware law. In January 2007, the Court granted the defendants’ motion to consolidate the action with a similar action filed by Dolphin Limited Partnership I, L.P. et al. as discussed in the following paragraph.
     In October 2006, Dolphin Limited Partnership I, L.P., Dolphin Financial Partners, L.L.C. and Robert Bartow filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County, against the current directors of the Company, two former directors of the Company, and the Company as a nominal defendant. The lawsuit was filed as a derivative action on behalf of the Company. The lawsuit asserts claims for breach of fiduciary duty and misuse of corporate assets, and seeks an order rescinding or declaring void certain transactions between the Company and Vinod Gupta, requiring the defendants to reimburse the Company for alleged damages and expenses relating to such transactions, and directing the Company to amend its Stockholder Rights Plan to include Mr. Gupta, his family and affiliates. The lawsuit also seeks an order awarding the Company unspecified damages. In January 2007, the Court ordered the case consolidated with a similar lawsuit filed by Cardinal Value Equity Partners, L.P. Pursuant to the consolidation order entered by the court, Dolphin and Cardinal have filed a consolidated complaint that essentially combines the claims that had been set forth in their respective individual complaints, described above. Defendants have moved to dismiss that complaint. The lawsuit is in the early stages and it is not yet possible to determine the ultimate outcome of this matter.
     We are subject to legal claims and assertions in the ordinary course of business. Although the outcomes of any other lawsuits and claims are uncertain, we do not believe that, individually or in the aggregate, any such lawsuits or claims will have a material effect on our business, financial conditions, results of operations or liquidity.

ITEM 6.
EXHIBITS

2.1	—	Agreement and Plan of Merger, dated as of August 4, 2006, by and among Opinion Research Corporation, infoUSA Inc. and Spirit Acquisition, Inc., incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed August 8, 2006.

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.2	—	Bylaws, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992.

3.3	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

10.1	—	First Amendment to Second Amended and Restated Credit Agreement, dated as of March 16, 2007, by and among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A. (f/k/a Citibank, F.S.B.), as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to the exhibit filed with our Current Report on Form 8-K, filed March 21, 2007.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

infoUSA Inc.

Date: May 10, 2007	/s/ Stormy L. Dean
Stormy L. Dean, Chief Financial Officer

INDEX TO EXHIBITS

2.1	—	Agreement and Plan of Merger, dated as of August 4, 2006, by and among Opinion Research Corporation, infoUSA Inc. and Spirit Acquisition, Inc., incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed August 8, 2006.

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.2	—	Bylaws, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992.

3.3	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

10.1	—	First Amendment to Second Amended and Restated Credit Agreement, dated as of March 16, 2007, by and among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A. (f/k/a Citibank, F.S.B.), as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to the exhibit filed with our Current Report on Form 8-K, filed March 21, 2007.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith