Form 10-Q
period 2007-06-30
INFOUSA INC
filed 2007-08-09
CIK 879437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
55,650,044 shares of Common Stock, $0.0025 par value per share, outstanding at August 3, 2007

infoUSA INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$4,541	$4,433
Marketable securities	1,431	2,665
Trade accounts receivable, net of allowances of $1,008 and $878, respectively	63,532	76,628
List brokerage trade accounts receivable	51,586	68,437
Unbilled services	24,584	20,794
Deferred income taxes	5,091	3,522
Prepaid expenses	8,531	7,268
Deferred marketing costs	3,715	3,485

Total current assets	163,011	187,232

Property and equipment, net	67,619	61,172
Goodwill	389,314	381,749
Intangible assets, net	103,475	108,046
Other assets	13,829	11,376

	$737,248	$749,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,036	$4,627
Accounts payable	27,263	27,474
List brokerage trade accounts payable	45,892	62,028
Accrued payroll expenses	28,105	33,608
Accrued expenses	16,484	12,149
Income taxes payable	1,066	4,655
Deferred revenue	70,341	77,944

Total current liabilities	195,187	222,485

Long-term debt, net of current portion	274,041	255,263
Deferred income taxes	27,721	35,421
Other liabilities	10,426	2,248
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 55,626,183 shares issued and outstanding at June 30, 2007 and 55,460,322 shares issued and outstanding at December 31, 2006	139	138
Paid-in capital	129,017	126,943
Retained earnings	101,647	108,391
Accumulated other comprehensive loss	(930)	(1,314)

Total stockholders’ equity	229,873	234,158

	$737,248	$749,575

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2007	2006	2007	2006
	(UNAUDITED)		(UNAUDITED)
Net sales	$160,075	$100,306	$317,957	$203,376
Costs and expenses:
Cost of goods and services	64,852	26,473	127,180	52,198
Selling, general and administrative	70,012	58,321	141,595	112,400
Depreciation and amortization of operating assets	5,114	3,392	9,917	6,532
Amortization of intangible assets	4,074	4,595	8,397	9,232

Total operating costs and expenses	144,052	92,781	287,089	180,362

Operating income	16,023	7,525	30,868	23,014
Other expense, net:
Investment income	32	100	54	172
Other expense	(327)	(2)	(351)	(317)
Interest expense	(5,404)	(2,629)	(10,216)	(5,434)

Other expense, net	(5,699)	(2,531)	(10,513)	(5,579)

Income before income taxes	10,324	4,994	20,355	17,435
Income taxes	3,977	1,802	7,678	6,296

Net income	$6,347	$3,192	$12,677	$11,139

Basic earnings per share:
Basic earnings per share	$0.11	$0.06	$0.23	$0.20

Basic weighted average shares outstanding	55,674	55,255	55,561	54,564

Diluted earnings per share:
Diluted earnings per share	$0.11	$0.06	$0.23	$0.20

Diluted weighted average shares outstanding	55,889	55,617	55,813	55,111

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	SIX MONTHS ENDED
	June 30,
	2007	2006
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,677	$11,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	9,917	6,532
Amortization of intangible assets	8,397	9,232
Amortization of deferred financing fees	289	266
Deferred income taxes	(8,223)	(2,688)
Non-cash stock compensation expense	420	633
Non-cash 401(k) contribution in common stock	1,533	1,153
Loss on sale of assets and marketable securities	107	—
Non-cash other charges	362	318
Non-cash interest earned on notes from officers	—	(8)
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	10,549	14,260
List brokerage trade accounts receivable	16,553	12,334
Prepaid expenses and other assets	(3,737)	1,667
Deferred marketing costs	(231)	(860)
Accounts payable	(1,723)	2,611
List brokerage trade accounts payable	(16,908)	(12,194)
Income taxes receivable and payable, net	(3,123)	(7,113)
Accrued expenses and other liabilities	4,180	(2,702)
Deferred revenue	(7,818)	(11,168)

Net cash provided by operating activities	23,221	23,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of marketable securities	498	—
Purchases of marketable securities	(54)	—
Purchases of property and equipment	(10,088)	(5,140)
Acquisitions of businesses, net of cash acquired	(8,109)	(5,988)
Software development costs	(2,801)	(4,280)

Net cash used in investing activities	(20,554)	(15,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(132,392)	(144,058)
Proceeds from long-term debt	149,641	138,000
Deferred financing costs paid	(1,144)	(770)
Dividends paid	(19,425)	(12,385)
Proceeds from repayment of notes receivable from officers	—	1
Proceeds from termination of derivative financial instruments	704	—
Tax benefit related to employee stock options	8	2,120
Proceeds from exercise of stock options	119	11,965

Net cash used in financing activities	(2,489)	(5,127)

Effect of exchange rate fluctuations on cash	(70)	(70)

Effect of SAB 108 adjustment on cash	—	(2,089)
Net increase in cash and cash equivalents	108	718
Cash and cash equivalents, beginning	4,433	792

Cash and cash equivalents, ending	$4,541	$1,510

Supplemental cash flow information:
Interest paid	$8,938	$5,193

Income taxes paid	$11,809	$13,851

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
     infoUSA Inc. (the “Company”) suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In thousands)
	2007	2006	2007	2006
Weighted average number of shares used in basic EPS	55,674	55,255	55,561	54,564
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	215	362	252	547

Weighted average number of shares outstanding used in diluted EPS	55,889	55,617	55,813	55,111

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
     The Data Group consists of infoUSA National Accounts, OneSource, Database License, and the Small and Medium Sized Business Group. The Data Group also includes the compilation and verification costs of our proprietary databases, and corporate technology.
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
     Goodwill for the Data Group segment increased from $255.0 million at June 30, 2006 to $262.3 million at June 30, 2007. The increase in goodwill for the Data Group segment was the result of recording goodwill for the acquisition of expresscopy.com in June 2007.

Goodwill for the Services Group segment increased to $65.4 million at June 30, 2007 from $63.1 million at June 30, 2006. The increase in goodwill for the Services Group segment is due to the acquisition of Digital Connexxions in October 2006 and Rubin Response in November 2006. Goodwill for the Marketing Research Group segment at June 30, 2007 was $61.6 million, which was the result of goodwill recorded for the acquisition of Opinion Research Corporation.
     The following table summarizes segment information:

	For the Three Months Ended June 30, 2007
	Data	Services		Corporate	Consolidated
	Group	Group	Research Group	Activities	Total
	(In thousands)
Net sales	$77,920	$32,101	$50,054	$—	$160,075
Operating income (loss)	17,539	6,948	2,587	(11,051)	16,023
Investment income	—	—	—	32	32
Interest expense	—	—	—	(5,404)	(5,404)
Other expense	—	—	—	(327)	(327)
Income (loss) before income taxes	17,539	6,948	2,587	(16,750)	10,324
Goodwill	262,301	65,448	61,565	—	389,314

	For the Three Months Ended June 30, 2006
	Data	Services	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$72,774	$27,532	$—	$100,306
Operating income (loss)	11,176	5,452	(9,103)	7,525
Investment income	—	—	100	100
Interest expense	—	—	(2,629)	(2,629)
Other expense	—	—	(2)	(2)
Income (loss) before income taxes	11,176	5,452	(11,634)	4,994
Goodwill	254,964	63,124	—	318,088

	For the Six months Ended June 30, 2007
	Data	Services		Corporate	Consolidated
	Group	Group	Research Group	Activities	Total
	(In thousands)
Net sales	$156,267	$63,526	$98,164	$—	$317,957
Operating income (loss)	32,064	13,811	4,256	(19,263)	30,868
Investment income	—	—	—	54	54
Interest expense	—	—	—	(10,216)	(10,216)
Other expense	—	—	—	(351)	(351)
Income (loss) before income taxes	32,064	13,811	4,256	(29,776)	20,355
Goodwill	262,301	65,448	61,565	—	389,314

	For the Six Months Ended June 30, 2006
	Data	Services	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$149,261	$54,115	$—	$203,376
Operating income (loss)	26,354	11,266	(14,606)	23,014
Investment income	—	—	172	172
Interest expense	—	—	(5,434)	(5,434)
Other expense	—	—	(317)	(317)
Income (loss) before income taxes	26,354	11,266	(20,185)	17,435
Goodwill	254,964	63,124	—	318,088

4. COMPREHENSIVE INCOME
     Comprehensive income, including the components of other comprehensive income (loss), are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Net income	$6,347	$3,192	$12,677	$11,139
Other comprehensive income (loss):
Unrealized gain (loss) from investments:
Unrealized gains (losses)	128	(117)	(484)	38
Related tax benefit (expense)	(46)	42	174	(14)

Net	82	(75)	(310)	24

Foreign currency translation adjustments:
Unrealized gains (losses)	(70)	(366)	10	352
Related tax expense (benefit)	25	132	(4)	(127)

Net	(45)	(234)	6	225

Unrealized gain from pension plan:
Unrealized gains	20	—	42	—
Related tax expense	(7)	—	(15)	—

Net	13	—	27	—

Unrealized gain from derivative financial instruments:
Unrealized gains	834	—	1,033	—
Related tax expense	(300)	—	(372)	—

Net	534	—	661	—

Total other comprehensive income (loss)	584	(309)	384	249

Comprehensive income	$6,931	$2,883	$13,061	$11,388

     The components of accumulated other comprehensive income (loss) are as follows:

		Foreign			Accumulated
	Unrealized	Currency	Unrealized	Derivative	Other
	Losses from	Translation	Gains (Losses)	Financial	Comprehensive
	Pension plan	Adjustments	From Investments	Instruments	Loss
	(In thousands)
Balance at June 30, 2007	$(867)	$(582)	$(142)	$661	$(930)

Balance at December 31, 2006	$(894)	$(588)	$168	$—	$(1,314)

5. ACQUISITIONS
     On June 22, 2007, the Company acquired expresscopy.com, a provider of printing and mailing services that specializes in short-run customized direct mail pieces. The total purchase price was $8.0 million, excluding cash acquired of $0.1 million, and including acquisition related costs of $0.2 million. The purchase price for the acquisition has been preliminarily allocated to current assets of $0.6 million, property and equipment of $3.8 million, developed technology of $0.3 million, current liabilities of $1.8 million, other liabilities of $2.9 million, and goodwill of $7.8 million, which will all be deductible for income tax purposes.
     On December 4, 2006, the Company acquired Opinion Research Corporation, a provider of commercial market research, health and demographic research for government agencies, information services and consulting. The total purchase price was $131.5 million, excluding cash acquired of $0.8 million, and including acquisition related costs of $4.0 million.
     On November 10, 2006, the Company acquired Rubin Response Services, Inc., a provider of list brokerage and list management services. The total purchase price was $0.9 million, which includes a working capital adjustment of $0.6 million received from the seller in April 2007.
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
     Assuming the acquisitions described above made during 2006 and 2007 had been acquired on January 1, 2006 and included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and earnings per share would have been as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
	(unaudited)
Net sales	$165,271	$159,495	$328,219	$319,554
Net income	$6,755	$3,885	$13,358	$12,650
Basic earnings per share	$0.12	$0.07	$0.24	$0.23
Diluted earnings per share	$0.12	$0.07	$0.24	$0.23
6. SHARE–BASED PAYMENT ARRANGEMENTS
     Stock options have been issued under two primary types of plans. Options granted under the most current plan vest over an eight year period and expire ten years from date of grant. Options under this plan are granted at 125% of the stock’s fair market value on the date of grant. Options granted under the original plan have exercise prices at the stock’s fair market value on the date of grant, vest over a four year period at 25% per year, and expire five years from the date of grant.
     Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.
     As a result of adopting SFAS 123R, the impact to the quarter ended June 30, 2007 on income before income taxes and net income was $0.2 million and $0.1 million, respectively, and there was no impact on basic and diluted earnings per share for the same period. The impact to the six months ended June 30, 2007 on income before taxes and net income was $0.4 million, and $0.3 million, respectively, and there was no impact on basic and diluted earnings per share for the same period. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows. Upon the adoption of SFAS 123R, the excess tax benefits for those options are classified as financing cash inflows.
     The Company granted no stock options during the six-month periods ended June 30, 2007 or June 30, 2006.

     The following table summarizes stock option plan activity for the six months ended June 30, 2007:

	Weighted		Weighted
	Average	Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic Value at
	Options	Exercise	Contractual	June 30, 2007
	Shares	Price	Term	(In thousands)
Outstanding beginning of period	2,313,711	$9.67
Granted	—	—
Exercised	(19,893)	6.00
Forfeited	—	—
Expired	(850,000)	9.77

Outstanding end of period	1,443,818	9.67	3.45	$13,959

Options exercisable at end of period	908,274	7.99	1.09	$7,257

     The total intrinsic value of share options exercised during the six months ended June 30, 2007 and 2006 was $104 thousand and $6.4 million, respectively. As of June 30, 2007, the total unrecognized compensation cost related to nonvested stock option awards was approximately $1.5 million, which is expected to be recognized over a remaining weighted average period of 2.29 years. As of June 30, 2007, 4.4 million shares were available for additional option grants.
7. RESTRUCTURING CHARGES
     During the three months ended June 30, 2007, the Company recorded restructuring charges of $2.5 million. These costs related to workforce reductions as a part of the Company’s continuing strategy to reduce unnecessary costs and focus on core operations of $0.8 million, the restructuring of infoUSA National Accounts Division of $1.5 million, as well as the restructuring of the Hill-Donnelly printing facility of $0.2 million, which are both explained in more detail below. During the second quarter of 2007, the total workforce reduction charges included involuntary employee separation costs consisting of approximately 204 employees. During the six months ended June 30, 2007, the Company recorded restructuring costs totaling $5.2 million. These costs related to employee separation costs for total workforce reductions for approximately 244 employees, and included the costs associated with the restructuring of the infoUSA National Accounts Division of $3.2 million, and the Hill-Donnelly Division of $0.4 million, which are both explained in more detail below. The costs associated with the Company’s continuing strategy to reduce unnecessary costs for the six months ended June 30, 2007 totaled $1.6 million.
     In February 2007, the Company announced the closing of the Hill-Donnelly printing facility in Tampa, Florida. The facility was closed in July 2007 and the operations were moved to Omaha, Nebraska. The total amount incurred in connection with the restructuring was $0.2 million during the three months ended June 30, 2007, and $0.4 million during the six months ended June 30, 2007. These costs were for employee separation costs for workforce reductions charges for approximately 33 employees.
     The Company announced in December 2006 the plan to restructure the infoUSA National Accounts operations which includes the closing of the Ames, Iowa client service and technology facility, and the movement of client services teams and management personnel from the Woodcliff Lake, New Jersey facility to Omaha, Nebraska. Both of these are expected to be completed by December 31, 2007. The total amount expected to be incurred in connection with the restructuring will be in the range of $7.0 million to $8.0 million, which will include $3.0 million to $4.0 million for workforce reductions, and $3.0 million to $4.0 million for contract termination costs and other related costs. During the three months ended June 30, 2007, $1.5 million was incurred for these restructuring costs, which included $0.9 million for contract termination costs and other related costs and $0.6 million for workforce reductions charges for approximately 124 employees. During the six months ended June 30, 2007, $3.2 million was incurred for these restructuring costs, which included $1.5 million for contract termination costs and other related costs and $1.7 million for workforce reductions charges for approximately 124 employees.
     In December 2006, the Company acquired Opinion Research Corporation. In accordance with EITF 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination, the Company has identified costs which, are related to the purchase of Opinion Research and have been accrued for as of June 30, 2007. The costs included in the accrual as of June 30, 2007 include costs for the closure of the Taiwan office, and the reduction of office space in both the Princeton, New Jersey and United Kingdom offices, as well as employee separation costs in each location.
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

     The following table summarizes activity related to the restructuring charges recorded by the Company for the six months ended June 30, 2007 including both the restructuring accrual balances, and those costs expensed and paid within the same period:

			Amounts
	Beginning	Amounts	From	Amounts	Ending
	Accrual	Expensed	Acquisitions	Paid	Accrual
	(In thousands)
Data Group:
Employee Separation Costs	$1,286	$3,581	$5	$1,844	$3,028

Other Associated Costs	$—	$1,508	$—	$1,437	$71

Contract Termination Costs	$—	$85	$—	$85	$—

Research Group:
Employee Separation Costs	$—	$—	$1,279	$766	$513

Contract Termination Costs	$—	$—	$1,252	$90	$1,162

8. GOODWILL AND INTANGIBLE ASSETS
     Goodwill and intangible assets consist of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Goodwill	$448,873	$441,308
Less accumulated amortization	59,559	59,559

	$389,314	$381,749

Other intangible assets:
Non-compete agreements	$13,537	$13,537
Core technology	15,420	15,072
Customer base	79,143	77,270
Trade names	33,046	32,448
Purchased data processing software	73,478	73,478
Acquired database costs	21,591	21,591
Perpetual software license agreement, net	133	533
Software development costs, net	10,856	9,894
Database development costs, net	2,835	3,244
Deferred financing costs	13,176	12,032

	263,215	259,099
Less accumulated amortization	159,740	151,053

	$103,475	$108,046

9. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Property and equipment	$188,332	$174,554
Less accumulated depreciation	120,713	113,382

	$67,619	$61,172

10. INCOME TAXES
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 was effective as of the beginning of our 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 was to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company did not record any cumulative effect adjustments to retained earnings as a result of adopting FIN 48.

     Adoption on January 1, 2007 did not have a material effect on our consolidated financial condition or results of operation. We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, we are no longer subject to tax examinations for years before 2003.
     The Company had a total gross liability for unrecognized tax benefits of $7.5 million as of the adoption date, which is included in other liabilities. If recognized, $2.0 million of unrecognized tax benefits would impact the Company’s effective tax rate. Interest of $1.0 million has been reflected as a component of the total liability. The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
     For the three-month period ended June 30, 2007, there were no material changes to the total amount of unrecognized tax benefits. The Company expects a decrease for uncertain tax positions during the next 12 months to be $5.1 million due to the expiration of the statute of limitations.
11. CONTINGENCIES
     In December 2001, the Company commenced a lawsuit against Naviant, Inc. (now known as BERJ, LLP) in the District Court for Douglas County, Nebraska for breach of a database license agreement. On July 12, 2007, the District Court entered an Amended Order of Judgment in the Company’s favor in the amount of $9.75 million, plus interest (the “Order”). The Company and Naviant have tentatively agreed not to pursue further appeals of the Order and have otherwise agreed in principle to settle this matter for approximately $11.2 million, less attorney fees and costs. The parties are currently negotiating the final terms of the settlement, and no final agreement has yet been signed. The Company cannot absolutely assure you that a final settlement will be reached based on the terms described above or at all. This contingent gain has not been recorded in the financial statements as of June 30, 2007.
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

12. RELATED PARTY TRANSACTIONS
     The Company has retained the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. to provide certain legal services. Elliot Kaplan, a director of the Company, is a named partner and former Chairman of the Executive Board of Robins, Kaplan, Miller & Ciresi L.L.P. The Company paid a total of $225 thousand and $205 thousand to this law firm during the second quarter of 2007 and 2006, respectively. During the six months ended June 30, 2007 and 2006, the Company paid a total of $266 thousand and $327 thousand to this law firm, respectively.
13. DEBT
     On March 16, 2007, the Company amended its Senior Secured Credit Facility that was entered into on February 14, 2006. The amendment increased the Company’s outstanding Term Loan B by $75 million. Proceeds from this transaction were used to reduce amounts outstanding under the Company’s revolving credit facility. The pricing, principal amortization and maturity date of the expanded Term Loan B remain unchanged from the existing terms. On May 16, 2007, the Company further amended its Senior Secured Credit Facility (as amended on March 16, 2007 and May 16, 2007, the “Amended 2006 Credit Facility”) in order to (1) allow the mortgage loan transactions between the Company and Suburban Capital Markets, Inc. (“Suburban Capital”), described in further detail immediately below, and (2) waive any default of the Amended 2006 Credit Facility which might otherwise occur by reason of such transactions.
     At June 30, 2007, the term loan had a balance of $173.1 million, bearing an average interest rate of 7.36%. The revolving line of credit had a balance of $54.5 million, bearing an interest rate of 7.14%, and $120.5 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the Amended 2006 Credit Facility.
     On May 23, 2007, the Company entered into mortgage loan transactions with Suburban Capital. As part of the transactions, the Company transferred the titles to the Company’s headquarters in Ralston, Nebraska, and its data compilation facility in Papillion, Nebraska, to newly formed limited liability companies, and these properties will serve as collateral for the transactions. The Company entered into long-term lease agreements with these subsidiaries for the continued and sole use of the properties. The Company will serve as the guarantor of the debt under the provisions specified in the guaranty.
     The loans have a term of ten years and were priced with a fixed coupon rate of 6.082%. Payments will be interest only for the first five years; for years six through ten, payments will be comprised of principal and interest based upon a thirty year amortization. Proceeds from this transaction were approximately $41.1 million before fees and expenses. The proceeds were used to retire the existing debt for the Papillion and Ralston facilities of approximately $12.8 million and the remaining net proceeds of $26.7 million were used to reduce amounts outstanding under the Company’s revolving credit facility.
14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     In February 2007, the Company entered into a treasury lock agreement with a total notional amount of $43.5 million related to the above mentioned ten-year fixed rate debt issuance that was closed May 23, 2007. The treasury lock agreement has been designated as a cash flow hedge as it hedges the fluctuations in Treasury rates between the execution date of the treasury lock and the issuance of the fixed rate debt.
     Coincident with closing the mortgage transactions described above, the Company unwound the treasury lock agreement that it entered into previously to hedge fluctuations in treasury rates between the execution date of the treasury lock and the issuance of the mortgage debt described above. As a result of treasury rate movement, the Company received cash proceeds of $703,600 in settlement of the treasury lock. Substantially all of this amount will be deferred and amortized over the ten-year term of the mortgages as a reduction to interest expense. An ineffective portion of $38,415 was recorded to interest expense on the settlement date since the actual principal balance of the mortgage loans was $41.1 million versus the notional amount of $43.5 million under the treasury lock.
     The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets and liabilities through earnings, or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. As of June 30, 2007, $661 thousand of deferred gains on derivative instruments was included in other comprehensive income.
     The Company only enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.
15. SUBSEQUENT EVENTS
     On July 27, 2007, the Company acquired substantially all of the assets of NWC Research, an Asia Pacific research company based in Australia. The total purchase price was $7.1 million. This acquisition will be accounted for under the purchase method of accounting, and accordingly, the operating results of NWC Research will be included in the Company’s financial statements going forward from the date of acquisition.
     On June 28, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Knickerbocker Acquisition Corp., a New York corporation and a wholly-owned subsidiary of the Company (“Purchaser”), and Guideline, Inc., a New York corporation (“Guideline”). Pursuant to the Merger Agreement, on July 23, 2007, Purchaser commenced a cash tender offer to acquire (i) all of the issued and outstanding shares of common stock of Guideline at a price per share of $1.35 and (ii) all of the issued and outstanding shares of Series A Preferred Stock of Guideline at a price equal to the liquidation preference of $1.50 per share and accrued dividends thereon (the “Offer”). Following the completion of the Offer, Purchaser will be merged with and into Guideline, with Guideline becoming a wholly-owned subsidiary of the Company (the “Merger”). The Offer and the Merger are subject to the satisfaction of customary closing conditions.

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
General
Overview
     In 2007, we reorganized our segments both for operational and reporting purposes. In 2007, we are reporting results in three segments: the Data Group, the Services Group, and the Marketing Research Group. We believe that by organizing all of our businesses that sell proprietary content into a single segment, we will more effectively deploy sales and marketing resources. The reorganization is also creating better opportunities for cross selling proprietary databases under one brand name. The 2006 prior year financial information contained in this report has been revised to reflect the new segments.
Initiatives in the first six months of 2007 included:
•	Continuing to migrate to “subscription-based” from “one-time use” customers of our Internet-based services Salesgenie.com, Salesgenie.com/Lite, SalesLeadsUSA.info, Credit.net, PolkCityDirectories.com and infoUSACiti.com. Key to this is our effort to replace revenue from declining traditional direct marketing products and services with our on-line internet subscription services. Subscription services offer enhanced annual revenue per customer, assure greater multi-year revenue retention, and, most importantly, provide greater value to our customers by providing Internet access to our content and customer acquisition and retention software tools.

•	Continuing improvements of the content and accuracy of our database. Adding more content, such as detailed business descriptions, more executives, hours of operation, credit cards accepted, UCC filings, URL address and other information.

•	Expanding international business and executive databases by adding content for China and Australia.

•	Expanding Yesmail’s presence, which is our e-mail technology Company, by opening a sales office in London.

•	Increasing investments in merchandising, advertising and branding. The advertising campaigns include email, print, television, radio, direct mail, and search word advertising, as well as the use of white glove client services. Most notable advertisements included three commercials that aired during the Super Bowl, on February 4, 2007, featuring Salesgenie.com.

•	Continuing the integration efforts of Opinion Research Corporation, acquired December 4, 2006, by facilitating a strategic cross-selling plan.

•	Completion of the acquisition of expresscopy.com, a national market leader in short-run customized direct mail pieces such as direct response post cards, mailers, brochures, newsletters, flyers and business cards.

•	Announcing the pending acquisition of Guideline, expected to close in the third quarter of 2007, and NWC Research which closed in July 2007. Both companies will expand our presence in the market research industry, both in the United States and in key markets around the world.
     On June 28, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Knickerbocker Acquisition Corp., a New York corporation and a wholly-owned subsidiary of the Company (“Purchaser”), and Guideline, Inc., a New York corporation (“Guideline”). Pursuant to the Merger Agreement, on July 23, 2007, Purchaser commenced a cash tender offer to acquire (i) all of the issued and outstanding shares of common stock of Guideline at a price per share of $1.35 and (ii) all of the issued and outstanding shares of Series A Preferred Stock of Guideline at a price equal to the liquidation preference of $1.50 per share and accrued dividends thereon (the “Offer”). Following the completion of the Offer, Purchaser will be merged with and into Guideline, with Guideline becoming a wholly-owned subsidiary of the Company (the “Merger”). The Offer and the Merger are subject to the satisfaction of customary closing conditions.
Sales & Marketing Strategy
     We employ several media options to grow and increase our market share including direct mail, print, outbound telemarketing, online keyword search engines, banner advertising, television, radio and e-mail marketing. In the first and second quarters of 2007, we continued these traditional forms of advertising as well as national and local radio and television campaigns to further build our brand name and drive revenue for our flagship online subscription product, Salesgenie.com. With the launch of Salesgenie.ca in 2006, Canadian radio and television advertising was added to our print and direct mail advertising. We continued to advertise aggressively to promote our valuable brand, including television advertisements in the first half of 2007 that aired during the Super Bowl, the NCAA Final Four Basketball Tournament and the Indianapolis 500 and that will air during the upcoming PGA Golf Championship.
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
     We also intend to continue to grow through strategic acquisitions. We have grown through more than 30 strategic acquisitions in the last ten years. These acquisitions have enabled us to acquire the requisite critical mass to compete over the long term in the databases, direct marketing, e-mail marketing and market research industries. During 2006, we acquired Mokrynskidirect and Rubin Response Services Inc., which both provide list brokerage and list management services, Digital Connexxions, which provides e-mail marketing services, and Opinion Research Corporation, which complements our existing services with market research services. Our most recent acquisition, expresscopy.com, a provider of printing and mailing services that specializes in short-run customized direct mail pieces, will allow us to expand our existing data services. We will continue to use synergistic acquisitions to grow in the future.
     We also are focusing on international growth opportunities. We are now upgrading our international business databases and expanding our own compilation efforts. In late 2005, we opened a database center in India. We have also partnered with hundreds of content providers around the world. Our comprehensive international database includes information on 1.1 million large public and private non-U.S. companies in approximately 170 countries. There are over 8.6 million executives represented in our non-U.S. global database, which is constantly updated using 2,500 daily news sources to track changes like executive changes, mergers and acquisitions, and late breaking company news. We are also putting great emphasis on more comprehensive financial information and regulatory filings. Examples include SEC filings, annual reports, analyst and industry reports, and detailed corporate family structure.
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
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	THREE	THREE	SIX	SIX
	MONTHS	MONTHS	MONTHS	MONTHS
	ENDED	ENDED	ENDED	ENDED
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales	100%	100%	100%	100%
Costs and expenses:
Cost of goods and services	41	26	40	26
Selling, general and administrative	43	58	45	55
Depreciation	3	3	3	3
Amortization	3	5	3	5

Total costs and expenses	90	92	91	89

Operating income	10	8	9	11
Other expense, net	(4)	(3)	(3)	(3)

Income before income taxes	6	5	6	8
Income taxes	2	2	2	3

Net income	4%	3%	4%	5%

OTHER DATA:

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(dollars in thousands)
SALES BY SEGMENT:
Data Group	$77,920	$72,774	$156,267	$149,261
Services Group	32,101	27,532	63,526	54,115
Marketing Research Group	50,054	—	98,164	—

Total	$160,075	$100,306	$317,957	$203,376

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
Data Group	49%	73%	49%	73%
Services Group	20	27	20	27
Marketing Research Group	31	—	31	—

Total	100%	100%	100%	100%

Net sales
     Net sales for the quarter ended June 30, 2007 were $160.1 million, an increase of 60% from $100.3 million for the same period in 2006. Net sales for the six months ended June 30, 2007 were $318.0 million, an increase of 56% from $203.4 million for the same period in 2006.
     Net sales of the Data Group segment for the quarter ended June 30, 2007 were $77.9 million, a 7% increase from $72.8 million for the same period in 2006. Net sales for the six months ended June 30, 2007 were $156.3 million, an increase of 5% from $149.3 million for the same period in 2006. The increase in net sales for the Data Group segment is principally due to the growth of the segment’s subscription revenues, which includes Salesgenie.com, Salesgenie.com/Lite, SalesLeadsUSA.info and Credit.net. The Data Group segment provides our proprietary databases and database marketing solutions, and principally engages in the selling of sales lead generation and consumer DVD products to small- to medium-sized companies, small office and home office businesses and individual consumers. Customers purchase our information as custom lists or on a subscription basis primarily from the Internet. Sales of subscription-based products require us to recognize revenues over the subscription period instead of at the time of sale. This segment also includes the licensing of our databases to value added resellers.
     Net sales of the Services Group segment for the quarter ended June 30, 2007 were $32.1 million, a 17% increase from $27.5 million for the same period in 2006. Net sales of the Services Group segment for the six months ended June 30, 2007 were $63.5 million, a 17% increase from $54.1 million for the same period in 2006. The majority of the increase in the Services Group is related to the acquisition of Mokrynskidirect in June 2006, Digital Connexxions in October 2006 and Rubin Response in November 2006, as well as growth in the

Yesmail division as e-mail marketing is becoming a bigger part of corporate advertising. The Services Group segment provides e-mail marketing solutions, list brokerage and list management services and online interactive marketing services to large companies in the United States, Canada and globally.
     Net sales of the newly acquired Marketing Research Group segment for the quarter ended June 30, 2007 were $50.1 million. Net sales of the Marketing Research Group segment for the six months ended June 30, 2007 were $98.2 million. The Marketing Research Group segment provides diversified market research, which consists of the Opinion Research division and Macro International.
Cost of goods and services
     Cost of goods and services for the quarter ended June 30, 2007 were $64.9 million, or 41% of net sales, compared to $26.5 million, or 26% of net sales, for the same period in 2006. Cost of goods and services for the six months ended June 30, 2007 were $127.2 million, or 40% of net sales, compared to $52.2 million, or 26% of net sales, for the same period in 2006.
     Cost of goods and services of the Data Group remained relatively level as a percentage of net sales for that segment. For the quarter ended June 30, 2007, cost of goods and services of the Data Group were $20.2 million, or 26% of net sales for that segment, compared to $18.4 million, or 25% of net sales for that segment, for the same period in 2006. For the six months ended June 30, 2007, cost of goods and services of the Data Group were $39.1 million, or 25% of net sales for that segment, compared to $36.6 million, or 25% of net sales for that segment, for the same period in 2006.
     Cost of goods and services of the Services Group for the quarter ended June 30, 2007 were $8.0 million, or 25% of net sales for that segment, compared to $7.2 million, or 26% of net sales for that segment, for the same period in 2006. Cost of goods and services of the Services Group for the six months ended June 30, 2007 were $15.7 million, or 25% of net sales for that segment, compared to $14.1 million, or 26% of net sales for that segment, for the same period in 2006. The majority of the increase in the Services Group is related to an increase in costs associated with e-mail marketing due to the growth in the Yesmail division, which resulted in higher costs, but a lower percentage of net sales for that segment.
     Cost of goods and services of the Marketing Research Group for the quarter ended June 30, 2007 were $35.9 million, or 72% of net sales for that segment. Cost of goods and services of the Marketing Research Group for the six months ended June 30, 2007 were $70.6 million, or 72% of net sales for that segment. These costs include subcontract labor costs, direct sales and labor costs and direct programming costs associated with providing the research services performed by the Marketing Research Group.
     Cost of goods and services of Corporate Activities for the quarter ended June 30, 2007 were $0.8 million, compared to $0.9 million for the same period in 2006. Cost of goods and services of Corporate Activities for the six months ended June 30, 2007 were $1.8 million, compared to $1.5 million for the same period in 2006. These costs relate to services to support the Company’s network administration and help desk functions.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the quarter ended June 30, 2007 were $70.0 million, or 43% of net sales, compared to $58.3 million, or 58% of net sales for the same period in 2006. Selling, general and administrative expenses for the six months ended June 30, 2007 were $141.6 million, or 45% of net sales, compared to $112.4 million, or 55% of net sales for the same period in 2006.
     Selling, general and administrative expenses of the Data Group for the quarter ended June 30, 2007 were $35.8 million, or 46% of net sales for that segment, compared to $36.7 million, or 51% of net sales for that segment, for the same period in 2006. Selling, general and administrative expenses of the Data Group for the six months ended June 30, 2007 were $76.6 million, or 49% of net sales for that segment, compared to $73.6 million, or 49% of net sales for that segment, for the same period in 2006. The majority of the increase year to date, is the result of $4.6 million in costs associated with the television advertisements that aired during the Super Bowl in February 2007, and costs related to the restructuring of infoUSA National Accounts. See Note 7 to Notes to Consolidated Financial Statements for further detail regarding the restructuring of infoUSA National Accounts.
     Selling, general and administrative expenses of the Services Group for the quarter ended June 30, 2007 were $15.4 million, or 48% of net sales for that segment, compared to $13.9 million, or 50% of net sales for that segment, for the same period in 2006. Selling, general and administrative expenses of the Services Group for the six months ended June 30, 2007 were $30.3 million, or 48% of net sales for that segment, compared to $26.8 million, or 49% of net sales for that segment, for the same period in 2006. The majority of the increase in the Services Group is related to the acquisition of Mokrynskidirect in June 2006, Digital Connexxions in October 2006 and Rubin Response in November 2006, as well as an increase in costs associated with e-mail marketing due to the growth in the Yesmail division, which resulted in higher costs, but a lower percentage of net sales for that segment.

     Selling, general and administrative expenses of the Marketing Research Group for the quarter ended June 30, 2007 were $9.2 million, or 18% of net sales for that segment. Selling, general and administrative expenses of the Marketing Research Group for the six months ended June 30, 2007 were $18.5 million, or 19% of net sales for that segment.
     Selling, general and administrative expenses of Corporate Activities for the quarter ended June 30, 2007 were $9.6 million, compared to $7.7 million for the same period in 2006. Selling, general and administrative expenses of Corporate Activities for the six months ended June 30, 2007 were $16.2 million, compared to $12.0 million for the same period in 2006. This includes selling, general and administrative costs that cannot be directly attributed to the revenue producing segments. The majority of the increase is related to an increase in headcount for our corporate headquarters, accounting and finance, legal and administration groups as required to support our recent acquisitions, including our acquisition of Opinion Research in December of 2006. Additionally we incurred an increase in professional fees and business development expenses.
     The Company adopted SFAS 123R in January 2006, which requires measurement of compensation cost for all share-based payment awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS 123R resulted in a charge of $0.2 million for the quarter ended June 30, 2007, compared to $0.4 million for the same period in the prior year. Stock compensation expense for the six months ended June 30, 2007 was $0.4 million, compared to $0.6 million for the same period in the prior year. See Note 6 to Notes to Consolidated Financial Statements for further detail regarding accounting of this accounting standard.
Depreciation expense
     Depreciation expense for the quarter ended June 30, 2007 totaled $5.1 million, or 3% of net sales, compared to $3.4 million, or 3% of net sales for the same period in 2006. Depreciation expense for the six months ended June 30, 2007 totaled $9.9 million, or 3% of net sales, compared to $6.5 million, or 3% of net sales for the same period in 2006.
     Depreciation expense of the Data Group for the quarter ended June 30, 2007 was $2.5 million, or 3% of net sales for that segment, compared to $2.2 million, or 3% of net sales for that segment, for the same period in 2006. Depreciation expense of the Data Group for the six months ended June 30, 2007 was $4.7 million, or 3% of net sales for that segment, compared to $4.1 million, or 3% of net sales for that segment, for the same period in 2006. The increase in depreciation expense is attributed to additional hardware purchases associated with our disaster recovery plan.
     Depreciation expense of the Services Group for the quarter ended June 30, 2007 was $1.1 million, or 3% of net sales for that segment, compared to $0.6 million, or 2% of net sales for that segment, for the same period in 2006. Depreciation expense of the Services Group for the six months ended June 30, 2007 was $2.1 million, or 3% of net sales for that segment, compared to $1.3 million, or 2% of net sales for that segment, for the same period in 2006. The increase in depreciation expense for the Services Group is due to the addition of fixed assets from the acquisition of Mokrynskidirect, Digital Connexxions and Rubin Response.
     Depreciation expense of the Marketing Research Group for the quarter ended June 30, 2007 was $0.9 million, or 2% of net sales for that segment. Depreciation expense of the Marketing Research Group for the six months ended June 30, 2007 was $1.8 million, or 2% of net sales for that segment. This includes depreciation expense for the fixed assets from the acquisition of Opinion Research Corporation.
     Depreciation expense of Corporate Activities for the quarter ended June 30, 2007 was $0.6 million, compared to $0.6 million for the same period in 2006. Depreciation expense of Corporate Activities for the six months ended June 30, 2007 was $1.3 million, compared to $1.1 million for the same period in 2006.
Amortization expense
     Amortization expense for the quarter ended June 30, 2007 totaled $4.1 million, or 3% of net sales, compared to $4.6 million, or 5% of net sales, for the same period in 2006. Amortization expense for the six months ended June 30, 2007 totaled $8.4 million, or 3% of net sales, compared to $9.2 million, or 5% of net sales, for the same period in 2006.
     Amortization expense of the Data Group for the quarter ended June 30, 2007 was $1.9 million, or 2% of net sales for that segment, compared to $4.3 million, or 6% of net sales for that segment, for the same period in 2006. Amortization expense of the Data Group for the six months ended June 30, 2007 was $3.7 million, or 2% of net sales for that segment, compared to $8.5 million, or 6% of net sales for that segment, for the same period in 2006. The decrease in amortization expense for the Data Group is due to certain identifiable intangible assets from the Donnelley Marketing and OneSource acquisitions becoming fully amortized since June 2006.
     Amortization expense of the Services Group for the quarter ended June 30, 2007 was $0.7 million, or 2% of net sales for that segment, compared to $0.3 million, or 1% of net sales for that segment, for the same period in 2006. Amortization expense of the Services Group for the six months ended June 30, 2007 was $1.6 million, or 2% of net sales for that segment, compared to $0.7 million, or 1% of net sales for that segment, for the same period in 2006. The increase in amortization expense for the Services Group is due to the addition of identifiable intangible assets from the acquisition of Mokrynskidirect, Digital Connexxions and Rubin Response.
     Amortization expense of the Marketing Research Group for the quarter ended June 30, 2007 was $1.5 million, or 3% of net sales for that segment. Amortization expense of the Marketing Research Group for the six months ended June 30, 2007 was $3.1 million, or 3% of net sales for that segment. This includes amortization expense for the identifiable intangible assets from the acquisition of Opinion Research Corporation.
Operating income
     As a result of the factors previously described, the Company had operating income of $16.0 million, or 10% of net sales, during the quarter ended June 30, 2007, compared to operating income of $7.5 million, or 8% of net sales, for the same period in 2006. The Company had operating income of $30.9 million, or 9% of net sales, during the six months ended June 30, 2007, compared to operating income of $23.0 million, or 11% of net sales, for the same period in 2006.
     Operating income for the Data Group segment for the quarter ended June 30, 2007 was $17.5 million, or 23% of net sales for the segment, as compared to $11.2 million, or 15% of net sales for the segment, for the same period in 2006. Operating income for the Data Group segment for the six months ended June 30, 2007 was $32.1 million, or 21% of net sales for the segment, as compared to $26.4 million, or 18% of net sales for the segment, for the same period in 2006.
     Operating income for the Services Group segment for the quarter ended June 30, 2007 was $6.9 million, or 22% of net sales for the segment, as compared to $5.5 million, or 20% of net sales for the segment, for the same period in 2006. Operating income for the Services Group segment for the six months ended June 30, 2007 was $13.8 million, or 22% of net sales for the segment, as compared to $11.3 million, or 21% of net sales for the segment, for the same period in 2006.
     Operating income for the Marketing Research Group segment for the quarter ended June 30, 2007 was $2.6 million, or 5% of net sales for the segment. Operating income for the Marketing Research Group segment for the six months ended June 30, 2007 was $4.3 million, or 4% of net sales for the segment.
     Operating loss for Corporate Activities for the quarter ended June 30, 2007 was $11.1 million, compared to $9.1 million for the same period in 2006. Operating loss for Corporate Activities for the six months ended June 30, 2007 was $19.3 million, compared to $14.6 million for the same period in 2006.
Other expense, net
     Other expense, net was $(5.7) million, or 4% of net sales, and $(2.5) million, or 3% of net sales, for the quarters ended June 30, 2007 and 2006, respectively. Other expense, net was $(10.5) million, or 3% of net sales, and $(5.6) million, or 3% of net sales, for the six months ended June 30, 2007 and 2006, respectively. Other expense, net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating expense of the Company. The majority of the other expense, net was for interest expense, which was $5.4 million and $2.6 million for the quarters ended June 30, 2007 and 2006, respectively, and $10.2 million and $5.4 million for the six months ended June 30, 2007 and 2006, respectively. The increase in interest expense is due to the increase in debt in December 2006 to fund the acquisition of Opinion Research Corporation for $131.5 million.
Income taxes
     A provision for income taxes of $4.0 million and $1.8 million was recorded during the quarters ended June 30, 2007 and 2006, respectively. A provision for income taxes of $7.7 million and $6.3 million was recorded during the six months ended June 30, 2007 and 2006, respectively. The effective income tax rate used for the six months ended June 30, 2007 was 37%, compared to 36% for the six months ended June 30, 2006.
Liquidity and Capital Resources
Overview
     On March 16, 2007, the Company amended its Senior Secured Credit Facility that was entered into on February 14, 2006. The amendment increased the Company’s outstanding Term Loan B by $75 million. Proceeds from this transaction were used to reduce amounts outstanding under the Company’s revolving credit facility. The pricing, principal amortization and maturity date of the expanded Term Loan B remain unchanged from the existing terms. On May 16, 2007, the Company further amended its Senior Secured Credit Facility (as amended on March 16, 2007 and May 16, 2007, the “Amended 2006 Credit Facility”) in order to (1) allow the mortgage loan transactions between the Company and Suburban Capital, described in further detail immediately below, and (2) waive any default of the Amended 2006 Credit Facility which might otherwise occur by reason of such transactions.
     At June 30, 2007, the term loan had a balance of $173.1 million, bearing an average interest rate of 7.36%. The revolving line of credit had a balance of $54.5 million, bearing an interest rate of 7.14%, and $120.5 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the Amended 2006 Credit Facility.
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
     We are subject to certain financial covenants in the Amended 2006 Credit Facility, including a minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on EBITDA (“earnings before interest expense, income taxes, depreciation and amortization”), as adjusted, providing for adjustments to EBITDA for certain agreed upon items including non-operating gains (losses), other charges (gains), asset impairments, non-cash stock compensation expense and other items specified in the Amended 2006 Credit Facility. We were in compliance with all restrictive covenants of the Amended 2006 Credit Facility as of June 30, 2007.
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
     On May 23, 2007, the Company entered into mortgage loan transactions with Suburban Capital. As part of the transactions, the Company transferred the titles to the Company’s headquarters in Ralston, Nebraska, and its data compilation facility in Papillion, Nebraska, to newly formed limited liability companies, and these properties will serve as collateral for the transactions. The Company entered into long-term lease agreements with these subsidiaries for the continued and sole use of the properties. The Company will serve as the guarantor of the debt under the provisions specified in the guaranty.
     The loans have a term of ten years and were priced with a fixed coupon rate of 6.082%. Payments will be interest only for the first five years; for years six through ten, payments will be comprised of principal and interest based upon a thirty year amortization. Proceeds from this transaction were approximately $41.1 million before fees and expenses. The proceeds were used to retire the existing debt for the Papillion and Ralston facilities of approximately $12.8 million and the remaining net proceeds of $26.7 million were used to reduce amounts outstanding under the Company’s revolving credit facility.
     Coincident with closing the mortgage transactions, the Company unwound the treasury lock agreement that it entered into previously to hedge fluctuations in treasury rates between the execution date of the treasury lock and the issuance of the mortgage debt described above. As a result of treasury rate movement, the Company received cash proceeds of $703,600 in settlement of the treasury lock. Substantially all of this amount will be deferred and amortized over the ten-year term of the mortgages as a reduction to interest expense. An ineffective portion of $38,415 was recorded to interest expense on the settlement date since the actual principal balance of the mortgage loans was $41.1 million versus the notional amount of $43.5 million under the treasury lock.
     As of June 30, 2007, we had a working capital deficit of $32.2 million. We believe that our existing sources of liquidity and cash generated from operations will satisfy our projected working capital, debt repayments and other cash requirements for at least the next 12 months. Acquisitions of other technologies, products or companies, or internal product development efforts may require us to obtain additional equity or debt financing, which may not be available or may be dilutive.
Selected Consolidated Statements of Cash Flows Information
     Net cash provided by operating activities during the six months ended June 30, 2007 totaled $23.2 million compared to $23.4 million for the same period in 2006.
     Net cash used in investing activities during the six months ended June 30, 2007 totaled $20.6 million, compared to $15.4 million for the same period in 2006. The current period outflow was mainly attributed to our spending of $10.1 million for additions of property and equipment, which included facility expansions and remodeling, and $2.8 million for software and database development costs. Additionally, we paid $8.1 million in business acquisitions, primarily for the acquisition of expresscopy.com in June 2007.

     Net cash used in financing activities during the six months ended June 30, 2007 totaled $2.5 million, compared to $5.1 million for the same period in 2006. The dividend payments, totaling $19.4 million, were paid on March 5, 2007, to shareholders of record as of the close of business on February 16, 2007. Total proceeds received from long-term debt during the six months ended June 30, 2007 were $149.6 million. Of these proceeds, $75.0 million was received as a result of the amendment to our Senior Secured Credit Facility on March 16, 2007. We further used these proceeds to reduce amounts outstanding under our revolving credit facility by $75.0 million. Additionally, proceeds from the Papillion and Ralston mortgage transactions were approximately $41.1 million before fees and expenses. These proceeds were used to retire the existing debt for the Papillion and Ralston facilities of approximately $12.8 million and the remaining proceeds of $26.7 million were used to reduce amounts outstanding under the Company’s revolving credit facility.
Selected Consolidated Balance Sheet Information
     Marketable securities decreased to $1.4 million at June 30, 2007 from $2.7 million at December 31, 2006. During the current year, we sold some investments as well as recorded an impairment of $0.2 million in a particular investment.
     Trade accounts receivable decreased to $63.5 million at June 30, 2007 from $76.6 million at December 31, 2006. The decrease is the result of collections of invoices that were invoiced in the fourth quarter of 2006 for several of our contractual customers. Additionally, the days sales outstanding (“DSO”) ratio for the six months ended June 30, 2007 was 37 days compared to 40 days for the same period in 2006.
     List brokerage trade accounts receivable decreased to $51.6 million at June 30, 2007 from $68.4 million at December 31, 2006. The decrease was the result of a decrease in list brokerage billings due to the seasonality of the business. This decrease is consistent with the decrease in list brokerage trade accounts payable.
     Unbilled services increased to $24.6 million at June 30, 2007 from $20.8 million at December 31, 2006. The increase was the result of an increase in services provided within the Macro International division in the Marketing Research Segment.
     Goodwill increased to $389.3 million at June 30, 2007 from $381.7 million at December 31, 2006. The increase was the result of the preliminary allocation of goodwill recorded for the acquisition of expresscopy.com in June 2007.
     Property and equipment, net increased to $67.6 million at June 30, 2007 from $61.2 million at December 31, 2006. The increase was primarily the result of facility expansions and remodeling, as well as hardware purchased to ensure we had sufficient resources available following the Super Bowl commercials that aired in February 2007. Additional hardware was also purchased to support our Yesmail e-mail technology platform.
     List brokerage trade accounts payable decreased to $45.9 million at June 30, 2007 from $62.0 million at December 31, 2006. The decrease was the result of an overall decrease in the list brokerage billings due to the seasonality of the business.
     Accrued expenses increased to $16.5 million at June 30, 2007 from $12.1 million at December 31, 2006. This increase was a result of the restructuring charges recorded during the quarter for the restructuring of the infoUSA National Accounts division and the Hill-Donnelly facility, as well as severance recorded within the Marketing Research segment, which was related to the acquisition of Opinion Research Corporation.
     Income taxes payable decreased to $1.1 million at June 30, 2007 from $4.7 million at December 31, 2006. This decrease was a result of 2006 federal income tax payments made during the first six months of 2007.
     Deferred revenue decreased to $70.3 million at June 30, 2007 from $77.9 million at December 31, 2006. This decrease was a result of revenue being recognized from fourth quarter 2006 invoices for various customers within the Data Group during the first six months of 2007.
     Our long-term debt increased to $274.0 million at June 30, 2007 from $255.3 million at December 31, 2006 due to a net increase in the credit facility and mortgage debt from proceeds received during the first six months of 2007.
     Other liabilities increased to $10.4 million at June 30, 2007 from $2.2 million at December 31, 2006. This increase was a result of $7.7 million in unrecognized tax benefits reclassified from deferred income taxes in accordance with FIN 48.
Off-Balance Sheet Arrangements
     Other than rents associated with facility leasing arrangements, the Company does not engage in off-balance sheet financing activities.

Accounting Standards
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 was effective as of the beginning of our 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Adoption on January 1, 2007 did not have a material effect on our consolidated financial condition or results of operation. See Note 10 to Notes to Consolidated Financial Statements for further detail regarding the adoption of this accounting standard.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.
Inflation
     We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening economic condition.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have identified interest rate risk as our primary market risk exposure. We are exposed to significant future earnings and cash flow exposures from significant changes in interest rates as nearly all of our debt is at variable rates. If necessary, we could refinance our debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, each 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of approximately $2.5 million. At June 30, 2007, the fair value of our long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities. At June 30, 2007, we had long-term debt with a carrying value of $280.1 million and estimated fair value of approximately the same amount. We have no significant operations subject to risks of foreign currency fluctuations. See Note 14 to Notes to Consolidated Financial Statements for information regarding the Company’s accounting for derivative instruments and hedging activities entered into during the six months ended June 30, 2007.
ITEM 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of the end of the fiscal quarter ended June 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2007 the Company’s disclosure controls and procedures are effective.
(b) Changes in internal control over financial reporting
     During the quarter ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.
LEGAL PROCEEDINGS
     In December 2001, the Company commenced a lawsuit against Naviant, Inc. (now known as BERJ, LLP) in the District Court for Douglas County, Nebraska for breach of a database license agreement. On July 12, 2007, the District Court entered an Amended Order of Judgment in the Company’s favor in the amount of $9.75 million, plus interest (the “Order”). The Company and Naviant have tentatively agreed not to pursue further appeals of the Order and have otherwise agreed in principle to settle this matter for approximately $11.2 million, less attorney fees and costs. The parties are currently negotiating the final terms of the settlement, and no final agreement has yet been signed. The Company cannot absolutely assure you that a final settlement will be reached based on the terms described above or at all. This contingent gain has not been recorded in the financial statements as of June 30, 2007.
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

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2007 Annual Meeting of Stockholders of the Company was held on June 7, 2007. At the Annual Meeting, the stockholders voted on the following matters:
1.	The stockholders elected the following persons to serve as directors of the Company for a term of three years, expiring in 2010:

Bill L. Fairfield	FOR: 32,559,007	WITHHELD: 20,256,770
Anshoo S. Gupta	FOR: 32,555,341	WITHHELD: 20,260,436
Elliot S. Kaplan	FOR: 30,771,557	WITHHELD: 22,044,220
2.	The stockholders voted on the approval of the infoUSA 2007 Omnibus Incentive Plan. The plan was approved. The voting was as follows:

FOR: 30,170,331	AGAINST: 20,329,126	ABSTAIN: 19,724	BROKER NON-VOTE 2,296,596
3.	The stockholders also ratified the appointment of KPMG LLP, independent certified public accountants, as auditors of the Company. The voting was as follows:

FOR: 48,207,426	AGAINST: 4,533,561	ABSTAIN: 74,790	BROKER NON-VOTE 0

ITEM 6.
EXHIBITS

2.1	—	Agreement and Plan of Merger, dated as June 28, 2007, by and among infoUSA Inc., Knickerbocker Acquisition Corp. and Guideline, Inc., incorporated herein by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed July 5, 2007.

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.2	—	Bylaws, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992.

3.3	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

10.1	—	Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 16, 2007, by and among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A. (f/k/a Citibank, F.S.B.), as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed May 30, 2007.

10.2	—	Deed of Trust and Security Agreement, dated as of May 23, 2007, by Ralston Building LLC to Commonwealth Land Title Insurance Company, as trustee, for the benefit of Suburban Capital Markets, Inc., incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, filed May 30, 2007.

10.3	—	Deed of Trust and Security Agreement, dated as of May 23, 2007, by Papillion Building LLC to Commonwealth Land Title Insurance Company, as trustee, for the benefit of Suburban Capital Markets, Inc., incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed May 30, 2007.

10.4	—	Fixed Rate Note of Ralston Building LLC to the order of Suburban Capital Markets, Inc., dated May 23, 2007, incorporated herein by reference to Exhibit 10.4 filed with our Current Report on Form 8-K, filed May 30, 2007.

10.5	—	Fixed Rate Note of Papillion Building LLC to the order of Suburban Capital Markets, Inc., dated May 23, 2007, incorporated herein by reference to Exhibit 10.5 filed with our Current Report on Form 8-K, filed May 30, 2007.

10.6	—	Guaranty, dated May 23, 2007, by infoUSA Inc. for the benefit of Suburban Capital Markets, Inc., with respect to Ralston Building LLC, incorporated herein by reference to Exhibit 10.6 filed with our Current Report on Form 8-K, filed May 30, 2007.

10.7	—	Guaranty, dated May 23, 2007, by infoUSA Inc. for the benefit of Suburban Capital Markets, Inc., with respect to Papillion Building LLC, incorporated herein by reference to Exhibit 10.7 filed with our Current Report on Form 8-K, filed May 30, 2007.

10.8	—	Net Lease, dated May 23, 2007, by and between Ralston Building LLC, as lessor, and infoUSA Inc., as lessee, incorporated herein by reference to Exhibit 10.8 filed with our Current Report on Form 8-K, filed May 30, 2007.

10.9	—	Net Lease, dated May 23, 2007, by and between Papillion Building LLC, as lessor, and infoUSA Inc., as lessee, incorporated herein by reference to Exhibit 10.9 filed with our Current Report on Form 8-K, filed May 30, 2007.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

infoUSA Inc.
Date: August 9, 2007	/s/ Stormy L. Dean
Stormy L. Dean, Chief Financial Officer

INDEX TO EXHIBITS

2.1	—	Agreement and Plan of Merger, dated as June 28, 2007, by and among infoUSA Inc., Knickerbocker Acquisition Corp. and Guideline, Inc., incorporated herein by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed July 5, 2007.

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.2	—	Bylaws, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992.

3.3	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

10.1	—	Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 16, 2007, by and among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A. (f/k/a Citibank, F.S.B.), as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed May 30, 2007.

10.2	—	Deed of Trust and Security Agreement, dated as of May 23, 2007, by Ralston Building LLC to Commonwealth Land Title Insurance Company, as trustee, for the benefit of Suburban Capital Markets, Inc., incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, filed May 30, 2007.

10.3	—	Deed of Trust and Security Agreement, dated as of May 23, 2007, by Papillion Building LLC to Commonwealth Land Title Insurance Company, as trustee, for the benefit of Suburban Capital Markets, Inc., incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed May 30, 2007.

10.4	—	Fixed Rate Note of Ralston Building LLC to the order of Suburban Capital Markets, Inc., dated May 23, 2007, incorporated herein by reference to Exhibit 10.4 filed with our Current Report on Form 8-K, filed May 30, 2007.

10.5	—	Fixed Rate Note of Papillion Building LLC to the order of Suburban Capital Markets, Inc., dated May 23, 2007, incorporated herein by reference to Exhibit 10.5 filed with our Current Report on Form 8-K, filed May 30, 2007.

10.6	—	Guaranty, dated May 23, 2007, by infoUSA Inc. for the benefit of Suburban Capital Markets, Inc., with respect to Ralston Building LLC, incorporated herein by reference to Exhibit 10.6 filed with our Current Report on Form 8-K, filed May 30, 2007.

10.7	—	Guaranty, dated May 23, 2007, by infoUSA Inc. for the benefit of Suburban Capital Markets, Inc., with respect to Papillion Building LLC, incorporated herein by reference to Exhibit 10.7 filed with our Current Report on Form 8-K, filed May 30, 2007.

10.8	—	Net Lease, dated May 23, 2007, by and between Ralston Building LLC, as lessor, and infoUSA Inc., as lessee, incorporated herein by reference to Exhibit 10.8 filed with our Current Report on Form 8-K, filed May 30, 2007.

10.9	—	Net Lease, dated May 23, 2007, by and between Papillion Building LLC, as lessor, and infoUSA Inc., as lessee, incorporated herein by reference to Exhibit 10.9 filed with our Current Report on Form 8-K, filed May 30, 2007.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith