Form 10-Q
period 2007-09-30
INFOUSA INC
filed 2007-11-09
CIK 879437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
56,424,374 shares of Common Stock, $0.0025 par value per share, outstanding at November 5, 2007

infoUSA INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
	(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$8,257	$4,433
Marketable securities	1,958	2,665
Trade accounts receivable, net of allowances of $2,082 and $878, respectively	65,109	76,628
List brokerage trade accounts receivable	65,009	68,437
Unbilled services	28,357	20,794
Other accounts receivable	1,791	—
Deferred income taxes	5,767	3,522
Prepaid expenses	10,394	7,268
Deferred marketing costs	2,269	3,485

Total current assets	188,911	187,232

Property and equipment, net	68,748	61,172
Goodwill	418,065	381,749
Intangible assets, net	114,439	108,046
Other assets	12,822	11,376

	$802,985	$749,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,288	$4,627
Accounts payable	30,851	27,474
List brokerage trade accounts payable	54,612	62,028
Accrued payroll expenses	36,549	33,608
Accrued expenses	18,584	12,149
Income taxes payable	8,272	4,655
Deferred revenue	65,775	77,944

Total current liabilities	219,931	222,485

Long-term debt, net of current portion	295,897	255,263
Deferred income taxes	30,418	35,421
Other liabilities	7,967	2,248
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 56,289,189 shares issued and outstanding at September 30, 2007 and 55,460,322 shares issued and outstanding at December 31, 2006	140	138
Paid-in capital	134,949	126,943
Retained earnings	118,677	108,391
Receivable from officer	(5,053)	—
Accumulated other comprehensive income (loss)	59	(1,314)

Total stockholders’ equity	248,772	234,158

	$802,985	$749,575

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2007	2006	2007	2006
	(UNAUDITED)		(UNAUDITED)

Net sales	$184,972	$106,384	$502,929	$309,760
Costs and expenses:
Cost of goods and services	71,553	26,519	198,733	78,717
Selling, general and administrative	71,357	54,050	212,952	166,450
Depreciation and amortization of operating assets	5,696	3,540	15,613	10,072
Amortization of intangible assets	4,957	2,307	13,354	11,539

Total operating costs and expenses	153,563	86,416	440,652	266,778

Operating income	31,409	19,968	62,277	42,982
Other expense, net:
Investment income	606	196	660	368
Other income (charges)	315	121	(36)	(196)
Interest expense	(5,591)	(2,887)	(15,807)	(8,321)

Other expense, net	(4,670)	(2,570)	(15,183)	(8,149)

Income before income taxes	26,739	17,398	47,094	34,833
Income taxes	9,708	6,250	17,386	12,546

Net income	$17,031	$11,148	$29,708	$22,287

Basic earnings per share:
Basic earnings per share	$0.31	$0.20	$0.53	$0.41

Basic weighted average shares outstanding	55,837	55,331	55,605	54,822

Diluted earnings per share:
Diluted earnings per share	$0.30	$0.20	$0.53	$0.40

Diluted weighted average shares outstanding	56,017	55,425	55,826	55,177

The accompanying notes are an integral part of the
consolidated financial statements.

infoUSA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	NINE MONTHS ENDED
	September 30,
	2007	2006
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,708	$22,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	15,613	10,072
Amortization of intangible assets	13,354	11,539
Amortization of deferred financing fees	459	389
Deferred income taxes	(10,641)	(2,576)
Non-cash stock compensation expense	603	906
Non-cash 401(k) contribution in common stock	2,122	1,700
Loss on sale of assets and marketable securities	553	—
Non-cash other charges	365	318
Non-cash interest earned on notes from officers	—	(11)
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	17,319	16,144
List brokerage trade accounts receivable	3,131	(2,779)
Prepaid expenses and other assets	(4,472)	(366)
Deferred marketing costs	1,215	(782)
Accounts payable	(1,210)	3,071
List brokerage trade accounts payable	(8,191)	(825)
Income taxes receivable and payable, net	3,832	(3,714)
Accrued expenses and other liabilities	9,522	277
Deferred revenue	(18,265)	(19,201)

Net cash provided by operating activities	55,017	36,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	1,816	536
Purchases of marketable securities	(54)	(41)
Purchases of property and equipment	(13,532)	(8,979)
Acquisitions of businesses, net of cash acquired	(54,073)	(8,407)
Software development costs	(3,823)	(6,008)

Net cash used in investing activities	(69,666)	(22,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(143,342)	(163,752)
Proceeds from long-term debt	181,678	152,566
Deferred financing costs paid	(1,171)	(839)
Dividends paid	(19,425)	(12,385)
Proceeds from repayment of notes receivable from officers	—	350
Proceeds from termination of derivative financial instruments	704	—
Tax benefit related to employee stock options	16	2,119
Proceeds from exercise of stock options	149	11,975

Net cash provided by (used in) used in financing activities	18,609	(9,966)

Effect of exchange rate fluctuations on cash	(136)	(385)

Effect of SAB 108 adjustment on cash	—	(2,089)
Net increase in cash and cash equivalents	3,824	1,110
Cash and cash equivalents, beginning	4,433	792

Cash and cash equivalents, ending	$8,257	$1,902

Supplemental cash flow information:
Interest paid	$14,163	$7,935

Income taxes paid	$17,130	$16,729

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In thousands)
	2007	2006	2007	2006
Weighted average number of shares used in basic EPS	55,837	55,331	55,605	54,822
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	180	94	221	355

Weighted average number of shares outstanding used in diluted EPS	56,017	55,425	55,826	55,177

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
     The third segment is the Marketing Research Group, established in 2006 with the Company’s acquisition of Opinion Research Corporation. The Marketing Research Group provides customer surveys, opinion polling, and other market research services for business, through its Opinion Research division, and for government, through its Macro International division. The Marketing Research Group also includes the results from Guideline, Inc. and NWC Research, both of which are research companies acquired by the Company in the third quarter.
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
     Goodwill for the Data Group segment increased from $255.0 million at September 30, 2006 to $255.8 million at September 30, 2007. The increase in goodwill for the Data Group segment was the result of recording goodwill for the acquisition of expresscopy.com in June 2007, offset by a $3.9 million reduction in goodwill due to an immaterial correction of an error related to a purchase price allocation adjustment for deferred taxes for an acquisition. Goodwill for the Services Group segment decreased to $63.9 million at September 30, 2007 from $65.5 million at September 30, 2006. The decrease in goodwill for the Services Group segment is due to the final purchase allocation adjustments for Millard Group and Mokrynski offset by the addition of the acquisitions of Digital Connexxions Corp in October 2006 and Rubin Response Services, Inc. in November 2006. Goodwill for the Marketing Research Group segment at September 30, 2007 was $98.3 million, which was the result of goodwill recorded for the acquisitions of Opinion Research Corporation, Guideline, Inc. and NWC Research.
     The following table summarizes segment information:

	For the Three Months Ended September 30, 2007
			Marketing
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)
Net sales	$92,674	$36,018	$56,280	$—	$184,972
Operating income (loss)	31,375	9,993	2,272	(12,231)	31,409
Investment income	—	—	—	606	606
Interest expense	—	—	—	(5,591)	(5,591)
Other income	—	—	—	315	315
Income (loss) before income taxes	31,375	9,993	2,272	(16,901)	26,739
Goodwill	255,797	63,945	98,323	—	418,065

	For the Three Months Ended September 30, 2006
	Data	Services	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$73,382	$33,002	$—	$106,384
Operating income (loss)	17,719	9,863	(7,614)	19,968
Investment income	—	—	196	196
Interest expense	—	—	(2,887)	(2,887)
Other income	—	—	121	121
Income (loss) before income taxes	17,719	9,863	(10,184)	17,398
Goodwill	254,962	65,530	—	320,492

	For the Nine Months Ended September 30, 2007
			Marketing
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)
Net sales	$248,941	$99,544	$154,444	$—	$502,929
Operating income (loss)	63,439	23,804	6,528	(31,494)	62,277
Investment income	—	—	—	660	660
Interest expense	—	—	—	(15,807)	(15,807)
Other expense	—	—	—	(36)	(36)
Income (loss) before income taxes	63,439	23,804	6,528	(46,677)	47,094
Goodwill	255,797	63,945	98,323	—	418,065

	For the Nine Months Ended September 30, 2006
	Data	Services	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)
Net sales	$222,643	$87,117	$—	$309,760
Operating income (loss)	44,073	21,129	(22,220)	42,982
Investment income	—	—	368	368
Interest expense	—	—	(8,321)	(8,321)
Other expense	—	—	(196)	(196)
Income (loss) before income taxes	44,073	21,129	(30,369)	34,833
Goodwill	254,962	65,530	—	320,492
4. COMPREHENSIVE INCOME
     Comprehensive income, including the components of other comprehensive income, are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income	$17,031	$11,148	$29,708	$22,287
Other comprehensive income:
Unrealized gain from investments:
Unrealized gains	1,778	1,347	1,294	1,384
Related tax (expense)	(640)	(485)	(466)	(497)

Net	1,138	862	828	887

Foreign currency translation adjustments:
Unrealized gains (losses)	(234)	(314)	(224)	39
Related tax (expense) benefit	84	113	80	(15)

Net	(150)	(201)	(144)	24

Unrealized gain from pension plan:
Unrealized gains	22	—	64	—
Related tax expense	(8)	—	(23)	—

Net	14	—	41	—

Unrealized gain from derivative financial instruments:
Unrealized gains (losses)	(20)	—	1,013	—
Related tax (expense) benefit	7	—	(365)	—

Net	(13)	—	648	—

Total other comprehensive income	989	661	1,373	911

Comprehensive income	$18,020	$11,809	$31,081	$23,198

     The components of accumulated other comprehensive income (loss) are as follows:

		Foreign	Unrealized		Accumulated
	Unrealized	Currency	Gains	Derivative	Other
	Losses from	Translation	From	Financial	Comprehensive
	Pension plan	Adjustments	Investments	Instruments	Income (Loss)
	(In thousands)
Balance at September 30, 2007	$(853)	$(732)	$996	$648	$59

Balance at December 31, 2006	$(894)	$(588)	$168	$—	$(1,314)

5. ACQUISITIONS
     On August 20, 2007, the Company acquired Guideline, Inc., a provider of custom business and market research and analysis. The total purchase price was $38.8 million, excluding cash acquired of $0.8 million, and including acquisition related costs of $1.3 million. The purchase price for the acquisition has been preliminarily allocated to current assets of $12.9 million, property and equipment of $1.7 million, other assets of $0.5 million, current liabilities of $11.1 million, other liabilities of $3.5 million, and goodwill and other identified intangibles of $37.0 million. Goodwill and other identified intangibles include: customer relationships of $7.6 million (life of 8 years), trade names of $1.9 million (life of 12 years), non-compete agreement of $0.6 million (life of 1.25 years) and goodwill of $26.9 million, none of which will be deductible for income tax purposes.
     On July 27, 2007, the Company acquired NWC Research, an Asia Pacific research company based in Australia. The total purchase price was $7.6 million, excluding cash acquired of $0.1 million, and including acquisition related costs of $0.2 million. The purchase price for the acquisition has been preliminarily allocated to current assets of $2.4 million, property and equipment of $0.6 million, current liabilities of $1.7 million, and goodwill and other identified intangibles of $6.2 million. Goodwill and other identified intangibles include: customer relationships of $1.4 million (life of 8 years), trade names of $0.4 million (life of 5 years), non-compete agreements of $0.2 million (life of 7 years) and goodwill of $4.2 million, which will all be deductible for income tax purposes.
     On June 22, 2007, the Company acquired expresscopy.com, a provider of printing and mailing services that specializes in short-run customized direct mail pieces. The total purchase price was $8.0 million, excluding cash acquired of $0.1 million, and including acquisition related costs of $0.2 million. The purchase price for the acquisition has been preliminarily allocated to current assets of $0.6 million, property and equipment of $3.9 million, developed technology of $0.3 million, current liabilities of $1.9 million, other liabilities of $3.0 million, and goodwill and other identified intangibles of $8.0 million. Goodwill and other identified intangibles include: customer relationships of $1.9 million (life of 8 years), trade names of $0.5 million (life of 5 years), non-compete agreements of $0.2 million (life of 7 years) and goodwill of $5.4 million, which will all be deductible for income tax purposes.
     On December 4, 2006, the Company acquired Opinion Research Corporation, a provider of commercial market research, health and demographic research for government agencies, information services and consulting. The total purchase price was $131.8 million, excluding cash acquired of $0.8 million, and including acquisition related costs of $4.3 million.
     On November 10, 2006, the Company acquired Rubin Response Services, Inc., a provider of list brokerage and list management services. The total purchase price was $0.9 million, which includes a working capital adjustment of $0.6 million received from the seller in April 2007.
     On October 31, 2006, the Company acquired Digital Connexxions Corp, an e-mail marketing company that specializes in the small-to-medium market and the publishing industry. During the quarter ended September 30, 2007, the Company adjusted its allocation of the purchase price and recorded $1.6 million for customer relationships with a life of 8 years and $0.1 million for non-compete agreements with a life of 5 years. The total purchase price was $4.3 million.
     On June 1, 2006, the Company acquired Mokrynskidirect, a provider of list brokerage and list management services. The total purchase price, excluding cash acquired of $2.0 million, and including $0.1 million for acquisition costs, was $6.6 million.
     The Company accounted for these acquisitions under the purchase method of accounting and the operating results for each of these acquisitions are included in the accompanying consolidated financial statements from the respective acquisition dates. These acquisitions were completed to grow our market share and we believe they will enable us to acquire the requisite critical mass to compete over the long term in the databases, direct marketing, e-mail marketing and market research industries. In addition, we intend to continue to grow in the future through additional strategic acquisitions.

     Assuming the acquisitions described above made during 2006 and 2007 had been acquired on January 1, 2006 and included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and earnings per share would have been as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
	(unaudited)
Net sales	$193,461	$175,059	$552,034	$523,169
Net income	$17,550	$11,451	$31,076	$25,351
Basic earnings per share	$0.31	$0.21	$0.56	$0.46
Diluted earnings per share	$0.31	$0.21	$0.56	$0.46
6. SHARE–BASED PAYMENT ARRANGEMENTS
     Stock options have been issued under the 1997 Stock Option Plan. The shareholders of the Company also approved the 2007 Omnibus Incentive Plan in June 2007, but no options have been issued under that plan as of September 30, 2007. Options granted under the most current form of options vest over an eight year period and expire ten years from date of grant. Options under this form are granted at 125% of the stock’s fair market value on the date of grant. Options granted under the previous form of options have exercise prices at the stock’s fair market value on the date of grant, vest over a four year period at 25% per year, and expire five years from the date of grant.
     Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.  Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.
     As a result of adopting SFAS 123R, the impact to the quarter ended September 30, 2007 on income before income taxes and net income was $0.2 million and $0.1 million, respectively, and there was no impact on basic and diluted earnings per share for the same period. The impact to the nine months ended September 30, 2007 on income before taxes and net income was $0.6 million, and $0.4 million, respectively, and there was no impact on basic and diluted earnings per share for the same period.  In addition, prior to the adoption of SFAS 123R, we presented the tax benefit resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows.  Upon the adoption of SFAS 123R, the excess tax benefits for those options are classified as financing cash inflows.
     The Company granted no stock options during the nine-month periods ended September 30, 2007 or September 30, 2006.
     The following table summarizes stock option plan activity for the nine months ended September 30, 2007:

			Weighted	Aggregate
	Weighted Average	Weighted	Average	Intrinsic Value at
	Number of	Average	Remaining	September 30,
	Options	Exercise	Contractual	2007
	Shares	Price	Term	(In thousands)
Outstanding beginning of period	2,313,711	$9.67
Granted	—	—
Exercised	(624,893)	8.03
Forfeited	—	—
Expired	(850,000)	9.77

Outstanding end of period	838,818	10.80	4.82	$9,063

Options exercisable at end of period	321,318	7.80	.62	$2,507

     The total intrinsic value of share options exercised during the nine months ended September 30, 2007 and 2006 was $0.8 million and $6.4 million, respectively. As of September 30, 2007, the total unrecognized compensation cost related to nonvested stock option awards was approximately $1.3 million, which is expected to be recognized over a remaining weighted average period of 2.50 years. As of September 30, 2007, 4.4 million shares were available for additional option grants.

     Of the 624,893 shares exercised during the nine months ended September 30, 2007, 600,000 of those shares related to options exercised by the Company’s CEO effective on September 28, 2007. As the cash for the exercise price was not deposited in the Company’s account until the following business day October 1, 2007, a receivable from officer of approximately $5.1 million is recorded under stockholders’ equity on the Company’s consolidated balance sheet as of September 30, 2007.
7. RESTRUCTURING CHARGES
     During the three months ended September 30, 2007, the Company recorded restructuring charges of $3.7 million, included in selling, general and administrative expenses. These costs related to workforce reductions as a part of the Company’s continuing strategy to reduce unnecessary costs and focus on core operations of $1.4 million and the restructuring of infoUSA National Accounts Division of $2.3 million. During the third quarter of 2007, the total workforce reduction charges included involuntary employee separation costs consisting of approximately 168 employees. During the nine months ended September 30, 2007, the Company recorded restructuring costs totaling $8.9 million. These costs related to employee separation costs for total workforce reductions for approximately 300 employees, and included the costs associated with the restructuring of the infoUSA National Accounts Division of $5.5 million, and the Hill-Donnelly Division of $0.4 million, which are both explained in more detail below. The remaining costs are associated with the Company’s continuing strategy to reduce unnecessary costs for the nine months ended September 30, 2007 totaled $3.0 million.
     In February 2007, the Company announced the closing of the Hill-Donnelly printing facility in Tampa, Florida. The facility was closed in July 2007 and the operations were moved to Omaha, Nebraska. The total amount incurred in connection with the restructuring for the third quarter of 2007 was $0.1 million related to facility reduction costs. Restructuring costs for the nine months ended September 30, 2007 were $0.5 million, which included $0.4 million for employee separation costs for workforce reductions charges for approximately 33 employees, and $0.1 million for facility reduction costs.
     The Company announced in December 2006 the plan to restructure the infoUSA National Accounts operations which includes the closing of the Ames, Iowa client service and technology facility, and the movement of client services teams and management personnel from the Woodcliff Lake, New Jersey facility to Omaha, Nebraska. Both of these are expected to be completed by December 31, 2007. The total amount expected to be incurred in connection with the restructuring will be in the range of $7.0 million to $8.0 million, which will include $3.0 million to $4.0 million for workforce reductions, and $3.0 million to $4.0 million for contract termination costs and other related costs. During the three months ended September 30, 2007, $2.3 million was incurred for these restructuring costs, which included $1.5 million for contract termination costs and other related costs and $0.8 million for workforce reductions charges for approximately 111 employees. During the nine months ended September 30, 2007, $5.5 million was incurred for these restructuring costs, which included $3.0 million for contract termination costs and other related costs and $2.5 million for workforce reductions charges for approximately 124 employees.
     In December 2006, the Company acquired Opinion Research Corporation. In accordance with EITF 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination, the Company has identified costs which, are related to the purchase of Opinion Research and have been accrued for as of September 30, 2007. The costs included in the accrual as of September 30, 2007 are for the closure of the Taiwan office, and the reduction of office space in the Princeton, New Jersey; Maumee, Ohio; and United Kingdom offices, as well as employee separation costs in each location.
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

     The following table summarizes activity related to the restructuring charges recorded by the Company for the nine months ended September 30, 2007 including both the restructuring accrual balances, and those costs expensed and paid within the same period:

			Amounts
	Beginning	Amounts	From	Amounts	Ending
	Accrual	Expensed	Acquisitions	Paid	Accrual
	(In thousands)
Data Group:
Employee separation costs	$1,286	$5,814	$5	$3,785	$3,320

Other associated costs	$—	$2,381	$—	$2,324	$57

Contract termination costs	$—	$685	$—	$220	$465

Research Group:
Employee separation costs	$—	$—	$1,797	$930	$867

Contract termination costs	$—	$—	$3,224	$493	$2,731

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Goodwill	$477,624	$441,308
Less accumulated amortization	59,559	59,559

	$418,065	$381,749

Other intangible assets:
Non-compete agreements	$14,656	$13,537
Core technology	15,374	15,072
Customer base	91,327	77,270
Trade names	35,679	32,448
Purchased data processing software	73,478	73,478
Acquired database costs	21,591	21,591
Perpetual software license agreement, net	—	533
Software development costs, net	11,158	9,894
Database development costs, net	2,630	3,244
Deferred financing costs	13,203	12,032

	279,096	259,099
Less accumulated amortization	164,657	151,053

	$114,439	$108,046

9. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Property and equipment	$193,846	$174,554
Less accumulated depreciation	125,098	113,382

	$68,748	$61,172

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
     Adoption on January 1, 2007 did not have a material effect on our consolidated financial condition or results of operation. We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, we are no longer subject to tax examinations for years before 2004.
     The Company had a total gross liability for unrecognized tax benefits of $7.5 million as of the adoption date, which is included in other liabilities. Interest expense of $1.0 million was reflected as a component of the total liability. The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
     For the three-month period ended September 30, 2007, there was a $4.1 million change to the total amount of unrecognized tax benefits including an adjustment due to an immaterial correction of an error related to a purchase price allocation adjustment of an acquisition that resulted in a reduction of goodwill and deferred tax liabilities of $3.9 million. The Company expects a decrease in uncertain tax positions during the next 12 months to be $1.1 million.
11. CONTINGENCIES
     The Company reached a final settlement in a lawsuit, which was originally commenced in December 2001, against Naviant, Inc. (now known as BERJ, LLP) in the District Court for Douglas County, Nebraska for breach of a database license agreement. On July 12, 2007, the District Court entered an Amended Order of Judgment in the Company’s favor in the amount of $9.75 million, plus interest (the “Order”). On August 10, 2007, the Company and Naviant agreed not to pursue further appeals of the Order and agreed to settle this matter for approximately $11.2 million, less attorney fees and costs. On August 16, 2007, pursuant to that agreement, the court distributed approximately $9.9 million in net proceeds to the Company, which was recorded as revenue during the third quarter of 2007.
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
     In October 2006, Dolphin Limited Partnership I, L.P., Dolphin Financial Partners, L.L.C. and Robert Bartow filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County, against the current directors of the Company, two former directors of the Company, and the Company as a nominal defendant. The lawsuit was filed as a derivative action on behalf of the Company. The lawsuit asserts claims for breach of fiduciary duty and misuse of corporate assets, and seeks an order rescinding or declaring void certain transactions between the Company and Vinod Gupta, requiring the defendants to reimburse the Company for alleged damages and expenses relating to such transactions, and directing the Company to amend its Stockholder Rights Plan to include Mr. Gupta, his family and affiliates. The lawsuit also seeks an order awarding the Company unspecified damages. In January 2007, the Court ordered the case consolidated with a similar lawsuit filed by Cardinal Value Equity Partners, L.P. Pursuant to the consolidation order entered by the court, Dolphin and Cardinal have filed a consolidated complaint that essentially combines the claims that had been set forth in their respective individual complaints, described above. Defendants moved to dismiss that complaint, and the motion was granted in part and denied in part on August 13, 2007 (the court revised its opinion on August 20, 2007). The remaining claims are in the early stages of litigation and it is not yet possible to determine the ultimate outcome of this matter.

     We are subject to legal claims and assertions in the ordinary course of business. Although the outcomes of any other lawsuits and claims are uncertain, we do not believe that, individually or in the aggregate, any such lawsuits or claims will have a material effect on our business, financial conditions, results of operations or liquidity.
12. RELATED PARTY TRANSACTIONS
     The Company has retained the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. to provide certain legal services. Elliot Kaplan, a director of the Company, is a named partner and former Chairman of the Executive Board of Robins, Kaplan, Miller & Ciresi L.L.P. The Company paid a total of $0.7 million and $0.2 million to this law firm during the third quarter of 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, the Company paid a total of $1.0 million and $0.5 million to this law firm, respectively.
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
     At September 30, 2007, the term loan had a balance of $172.7 million, bearing an average interest rate of 7.20%. The revolving line of credit had a balance of $75.5 million, bearing an interest rate of 7.08%, and $99.5 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the Amended 2006 Credit Facility.
     On May 23, 2007, the Company entered into mortgage loan transactions with Suburban Capital. As part of the transactions, the Company transferred the titles to the Company’s headquarters in Ralston, Nebraska, and its data compilation facility in Papillion, Nebraska, to newly formed limited liability companies, and these properties will serve as collateral for the transactions.  The Company entered into long-term lease agreements with these subsidiaries for the continued and sole use of the properties. The Company also entered into guaranty agreements wherein it guarantees the payment and performance of various obligations as defined in the agreements including, under certain circumstances, the mortgage debt. In late July 2007, the loans were sold on the secondary market as part of a collateralized mortgage-backed securitization transaction.  Midland Loan Services became the loan servicer for the mortgage loans, but terms of the notes and deeds of trust were otherwise unchanged by this transaction.
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
     Coincident with closing the mortgage transactions described above, the Company unwound the treasury lock agreement that it entered into previously to hedge fluctuations in treasury rates between the execution date of the treasury lock and the issuance of the mortgage debt described above. As a result of treasury rate movement, the Company received cash proceeds of $0.7 million in settlement of the treasury lock. Substantially all of this amount will be deferred and amortized over the ten-year term of the mortgages as a reduction to interest expense. An ineffective portion of $38,415 was recorded to interest expense on the settlement date since the actual principal balance of the mortgage loans was $41.1 million versus the notional amount of $43.5 million under the treasury lock.

     The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets and liabilities through earnings, or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. As of September 30, 2007, $0.6 million of deferred gains on derivative instruments was included in other comprehensive income.
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
15. SUBSEQUENT EVENTS
     Effective October 1, 2007, the Company acquired substantially all of the assets of SECO Financial, which will join our Data Group as a business that specializes in financial services industry marketing. The total purchase price was $1.0 million. This acquisition will be accounted for under the purchase method of accounting, and accordingly, the operating results of SECO Financial will be included in the Company’s financial statements going forward from the date of acquisition.
     Effective October 1, 2007, the Company acquired substantially all of the assets of Northwest Research Group, which will join our Marketing Research Group. The total purchase price was $1.6 million. This acquisition will be accounted for under the purchase method of accounting, and accordingly, the operating results of Northwest Research Group will be included in the Company’s financial statements going forward from the date of acquisition.

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
Initiatives in the first nine months of 2007 included:
•	Continuing to migrate to “subscription-based” from “one-time use” customers of our Internet-based services Salesgenie.com, Salesgenie.com/Lite, SalesLeadsUSA.info, Credit.net, PolkCityDirectories.com and infoUSACiti.com. Key to this is our effort to replace revenue from declining traditional direct marketing products and services with our on-line Internet subscription services. Subscription services offer enhanced annual revenue per customer, assure greater multi-year revenue retention, and, most importantly, provide greater value to our customers by providing Internet access to our content and customer acquisition and retention software tools.

•	Continuing to capture more information from the websites of businesses, such as description, executive names, titles and hours of operation.

•	Expanding international business and executive databases by adding content for China and Australia.

•	Expanding Yesmail’s presence, which is our e-mail technology Company.

•	Increasing investments in merchandising, advertising and branding. The advertising campaigns include email, print, television, radio, direct mail, and search word advertising, as well as the use of white glove client services. Most notable advertisements included three commercials that aired during the Super Bowl, on February 4, 2007, featuring Salesgenie.com.

•	Continuing the integration efforts of Opinion Research Corporation, acquired December 4, 2006, by facilitating a strategic cross-selling plan.

•	Developing a call center for the Marketing Research Group based in Papillion, Nebraska that we believe will significantly reduce its cost of services.

•	Completion of the acquisition of expresscopy.com, a national market leader in short-run customized direct mail pieces such as direct response post cards, mailers, brochures, newsletters, flyers and business cards.

•	Completion of the acquisitions of NWC Research in Australia and Guideline, Inc., which have expanded our international presence and have given us even more product offerings such as on-demand secondary research, market and competitive intelligence.

•	Announcing the plan to compile a business database in the United Kingdom. The database will be sold to small and large customers in the form of customized list products, online access, subscription services, and license agreements to value added resellers.

•	Announcing the plan to complete photographs of all businesses in the United States. Currently we have photographs for 2.5 million businesses, and we will be adding an additional 3 million. The high quality photos have been very well received in the market and are being used by almost all of the major search engines.
•	Announcing the acquisitions of SECO Financial and Northwest Research Group, which were closed effective October 1, 2007. SECO Financial will become a part of our Data Group with a focus in financial services industry marketing. Northwest Research Group will provide us with access to the market research industry in the western part of the United States. We also believe that it will help us enter the transportation marketing sector and enhance our customer satisfaction expertise by providing additional senior level support.
Sales & Marketing Strategy
     We employ several media options to grow and increase our market share including direct mail, print, outbound telemarketing, online keyword search engines, banner advertising, television, radio and e-mail marketing. In the first nine months of 2007, we continued these traditional forms of advertising as well as national and local radio and television campaigns to further build our brand name and drive revenue for our flagship online subscription product, Salesgenie.com. With the launch of Salesgenie.ca in 2006, Canadian radio and television advertising were added to our print and direct mail advertising. We continued to advertise aggressively to promote our valuable brand, including television advertisements in the first nine months of 2007 that aired during the Super Bowl, the NCAA Final Four Basketball Tournament, the Indianapolis 500, the PGA Golf Championship, and during National Football League and college football games.
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
     We also intend to continue to grow through strategic acquisitions. We have grown through more than 30 strategic acquisitions in the last ten years. These acquisitions have enabled us to acquire the requisite critical mass to compete over the long term in the databases, direct marketing, e-mail marketing and market research industries. During 2006, we acquired Mokrynskidirect and Rubin Response Services, Inc., which both provide list brokerage and list management services, Digital Connexxions Corp, which provides e-mail marketing services and Opinion Research Corporation. In 2007, we acquired Guideline, Inc. and NWC Research, which complement our existing services with market research services, and expresscopy.com, a provider of printing and mailing services that specializes in short-run customized direct mail pieces, allowing us to expand our existing data services. We will continue to use synergistic acquisitions to grow in the future.
     We also are focusing on international growth opportunities. We are now upgrading our international business databases and expanding our own compilation efforts. In late 2005, we opened a database center in India. We have also partnered with hundreds of content providers around the world. Our comprehensive international database includes information on 1.1 million large public and private non-U.S. companies in approximately 170 countries. There are over 8.6 million executives represented in our non-U.S. global database, which is constantly updated using 2,500 daily news sources to track changes like executive changes, mergers and acquisitions, and late breaking company news. We are also putting great emphasis on more comprehensive financial information and regulatory filings. Examples include SEC filings, annual reports, analyst and industry reports, and detailed corporate family structure. Additionally, the acquisition of NWC Research in July 2007, which is an Australia Company, will help us grow in the Asia-Pacific market.
     As we continue to enhance our international databases, we are aggressively pursuing high growth, emerging markets in Asia-Pacific, Western Europe, Australia, and South America. Using London as our international headquarters, we have sales offices in Hong Kong, New Delhi, Sydney, Singapore, and are in the process of opening sales offices in Mexico and South America.
     During the third quarter of 2007 we announced the plan to compile a business database in the United Kingdom. This database will contain information from a variety of publicly available sources. We also plan to conduct between 2 and 3 million telephone surveys every year to augment the file with a variety of proprietary information, including: trading address, name of the owner or manager, number of employees per location, web site address (URL), years established, and whether the business is a single location or part of a larger company. We plan to sell this database to small and large customers in the form of customized list products, online access, subscription services, and license agreements to value added resellers.

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to acquisitions.
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net sales	100%	100%	100%	100%
Costs and expenses:
Cost of goods and services	39	25	40	25
Selling, general and administrative	38	51	42	54
Depreciation	3	3	3	3
Amortization	3	2	3	4

Total costs and expenses	83	81	88	86

Operating income	17	19	12	14
Other expense, net	(3)	(2)	(3)	(3)

Income before income taxes	14	17	9	11
Income taxes	5	7	3	4

Net income	9%	10%	6%	7%
OTHER DATA:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(dollars in thousands)

SALES BY SEGMENT:
Data Group	$92,674	$73,382	$248,941	$222,643
Services Group	36,018	33,002	99,544	87,117
Marketing Research Group	56,280	—	154,444	—

Total	$184,972	$106,384	$502,929	$309,760

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
Data Group	50%	69%	49%	72%
Services Group	20	31	20	28
Marketing Research Group	30	—	31	—

Total	100%	100%	100%	100%

Net sales
     Net sales for the quarter ended September 30, 2007 were $185.0 million, an increase of 74% from $106.4 million for the same period in 2006. Net sales for the nine months ended September 30, 2007 were $502.9 million, an increase of 62% from $309.8 million for the same period in 2006.
     Net sales of the Data Group segment for the quarter ended September 30, 2007 were $92.7 million, a 26% increase from $73.4 million for the same period in 2006. Net sales for the nine months ended September 30, 2007 were $248.9 million, an increase of 12% from $222.6 million for the same period in 2006. The third quarter 2007 net sales of the Data Group included $9.9 million received from the final settlement in a lawsuit, which was originally commenced in December 2001, against Naviant, Inc. (now known as BERJ, LLP) in the District Court for Douglas County, Nebraska for breach of a database license agreement. Additionally, the third quarter 2007 net sales of the Data Group included the results of expresscopy.com, acquired in June 2007. The remaining increase is principally due to the growth of the segment’s subscription revenues, which includes Salesgenie.com, Salesgenie.com/Lite,

SalesLeadsUSA.info and Credit.net. The Data Group segment provides our proprietary databases and database marketing solutions, and principally engages in the selling of sales lead generation and consumer DVD products to small- to medium-sized companies, small office and home office businesses and individual consumers. Customers purchase our information as custom lists or on a subscription basis primarily from the Internet. Sales of subscription-based products require us to recognize revenues over the subscription period instead of at the time of sale. This segment also includes the licensing of our databases to value added resellers.
     Net sales of the Services Group segment for the quarter ended September 30, 2007 were $36.0 million, a 9% increase from $33.0 million for the same period in 2006. Net sales of the Services Group segment for the nine months ended September 30, 2007 were $99.5 million, a 14% increase from $87.1 million for the same period in 2006. The majority of the increase in the Services Group is related to the acquisitions of Digital Connexxions Corp in October 2006 and Rubin Response Services, Inc. in November 2006, as well as growth in the Yesmail division as e-mail marketing is becoming a bigger part of corporate advertising. The Services Group segment provides e-mail marketing solutions, list brokerage and list management services and online interactive marketing services to large companies in the United States, Canada and globally.
     Net sales of the newly acquired Marketing Research Group segment for the quarter ended September 30, 2007 were $56.3 million. Net sales of the Marketing Research Group segment for the nine months ended September 30, 2007 were $154.4 million. The Marketing Research Group segment provides diversified market research, which consists of the Opinion Research division, Macro International, Guideline, Inc. and NWC Research.
Cost of goods and services
     Cost of goods and services for the quarter ended September 30, 2007 were $71.6 million, or 39% of net sales, compared to $26.5 million, or 25% of net sales, for the same period in 2006. Cost of goods and services for the nine months ended September 30, 2007 were $198.7 million, or 40% of net sales, compared to $78.7 million, or 25% of net sales, for the same period in 2006.
     Cost of goods and services of the Data Group remained relatively level as a percentage of net sales for that segment. For the quarter ended September 30, 2007, cost of goods and services of the Data Group were $22.6 million, or 24% of net sales for that segment, compared to $18.3 million, or 25% of net sales for that segment, for the same period in 2006. For the nine months ended September 30, 2007, cost of goods and services of the Data Group were $61.7 million, or 25% of net sales for that segment, compared to $54.9 million, or 25% of net sales for that segment, for the same period in 2006.
     Cost of goods and services of the Services Group for the quarter ended September 30, 2007 were $8.2 million, or 23% of net sales for that segment, compared to $7.3 million, or 22% of net sales for that segment, for the same period in 2006. Cost of goods and services of the Services Group for the nine months ended September 30, 2007 were $24.0 million, or 24% of net sales for that segment, compared to $21.4 million, or 25% of net sales for that segment, for the same period in 2006. The majority of the increase in the Services Group is related to an increase in costs associated with e-mail marketing due to the growth in the Yesmail division, which resulted in higher costs, while keeping the percentage of net sales for that segment relatively level.
     Cost of goods and services of the Marketing Research Group for the quarter ended September 30, 2007 were $39.9 million, or 71% of net sales for that segment. Cost of goods and services of the Marketing Research Group for the nine months ended September 30, 2007 were $110.5 million, or 72% of net sales for that segment. These costs include subcontract labor costs, direct sales and labor costs and direct programming costs associated with providing the research services performed by the Marketing Research Group.
     Cost of goods and services of Corporate Activities for the quarter ended September 30, 2007 were $0.8 million, compared to $0.9 million for the same period in 2006. Cost of goods and services of Corporate Activities for the nine months ended September 30, 2007 were $2.6 million, compared to $2.4 million for the same period in 2006. These costs relate to services to support the Company’s network administration and help desk functions.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the quarter ended September 30, 2007 were $71.4 million, or 38% of net sales, compared to $54.1 million, or 51% of net sales for the same period in 2006. Selling, general and administrative expenses for the nine months ended September 30, 2007 were $213.0 million, or 42% of net sales, compared to $166.5 million, or 54% of net sales, for the same period in 2006.

     Selling, general and administrative expenses of the Data Group for the quarter ended September 30, 2007 were $34.5 million, or 37% of net sales for that segment, compared to $33.5 million, or 46% of net sales for that segment, for the same period in 2006. Selling, general and administrative expenses of the Data Group for the nine months ended September 30, 2007 were $111.1 million, or 45% of net sales for that segment, compared to $107.2 million, or 48% of net sales for that segment, for the same period in 2006. During the third quarter of 2007, we recorded an immaterial correction of an error to decrease the liability related to direct mail expenses of $1.5 million related to 2005 and 2006 because the amounts were no longer owed. This decrease to direct mail expense was offset by an increase in advertising related to television advertisements that aired during the third quarter including advertisements during the U.S. Open Tennis Championship and National Football League and college football games. The majority of the increase year to date, is the result of $4.6 million in costs associated with the television advertisements that aired during the Super Bowl in February 2007, as well as television advertisements that aired during other sporting events, and costs related to the restructuring of infoUSA National Accounts. See Note 7 to Notes to Consolidated Financial Statements for further detail regarding the restructuring of infoUSA National Accounts.
     Selling, general and administrative expenses of the Services Group for the quarter ended September 30, 2007 were $15.0 million, or 42% of net sales for that segment, compared to $14.7 million, or 45% of net sales for that segment, for the same period in 2006. Selling, general and administrative expenses of the Services Group for the nine months ended September 30, 2007 were $45.4 million, or 46% of net sales for that segment, compared to $41.5 million, or 48% of net sales for that segment, for the same period in 2006. The majority of the increase in the Services Group is related to the acquisitions of Digital Connexxions Corp in October 2006 and Rubin Response Services, Inc. in November 2006, as well as an increase in costs associated with e-mail marketing due to the growth in the Yesmail division, which resulted in higher costs, but a lower percentage of net sales for that segment.
     Selling, general and administrative expenses of the Marketing Research Group for the quarter ended September 30, 2007 were $11.4 million, or 20% of net sales for that segment. Selling, general and administrative expenses of the Marketing Research Group for the nine months ended September 30, 2007 were $29.9 million, or 19% of net sales for that segment.
     Selling, general and administrative expenses of Corporate Activities for the quarter ended September 30, 2007 were $10.4 million, compared to $5.9 million for the same period in 2006. Selling, general and administrative expenses of Corporate Activities for the nine months ended September 30, 2007 were $26.6 million, compared to $17.8 million for the same period in 2006. This includes selling, general and administrative costs that cannot be directly attributed to the revenue producing segments. The majority of the increase is related to an increase in headcount for our corporate headquarters, accounting and finance, legal and administration groups as required to support our recent acquisitions, including our acquisition of Opinion Research in December of 2006. Additionally, we incurred an increase in professional fees and business development expenses.
     The Company adopted SFAS 123R in January 2006, which requires measurement of compensation cost for all share-based payment awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS 123R resulted in a charge of $0.2 million for the quarter ended September 30, 2007, compared to $0.3 million for the same period in the prior year. Stock compensation expense for the nine months ended September 30, 2007 was $0.6 million, compared to $0.9 million for the same period in the prior year. See Note 6 to Notes to Consolidated Financial Statements for further detail regarding accounting of this accounting standard.
Depreciation expense
     Depreciation expense for the quarter ended September 30, 2007 totaled $5.7 million, or 3% of net sales, compared to $3.5 million, or 3% of net sales for the same period in 2006. Depreciation expense for the nine months ended September 30, 2007 totaled $15.6 million, or 3% of net sales, compared to $10.1 million, or 3% of net sales, for the same period in 2006.
     Depreciation expense of the Data Group for the quarter ended September 30, 2007 was $2.4 million, or 3% of net sales for that segment, compared to $1.9 million, or 3% of net sales for that segment, for the same period in 2006. Depreciation expense of the Data Group for the nine months ended September 30, 2007 was $7.1 million, or 3% of net sales for that segment, compared to $6.0 million, or 3% of net sales for that segment, for the same period in 2006. The increase in depreciation expense is attributed to additional hardware purchases associated with our disaster recovery plan, as well as equipment purchased to support the additional requirements from the increase in the demand of our subscription business.
     Depreciation expense of the Services Group for the quarter ended September 30, 2007 was $1.2 million, or 3% of net sales for that segment, compared to $0.8 million, or 2% of net sales for that segment, for the same period in 2006. Depreciation expense of the

Services Group for the nine months ended September 30, 2007 was $3.3 million, or 3% of net sales for that segment, compared to $2.0 million, or 2% of net sales for that segment, for the same period in 2006. The increase in depreciation expense for the Services Group is due to the addition of fixed assets from the acquisitions of Digital Connexxions Corp and Rubin Response Services, Inc., as well depreciation expense for additional hardware, which was purchased to support our Yesmail e-mail technology platform.
     Depreciation expense of the Marketing Research Group for the quarter ended September 30, 2007 was $1.1 million, or 2% of net sales for that segment. Depreciation expense of the Marketing Research Group for the nine months ended September 30, 2007 was $2.9 million, or 2% of net sales for that segment. This includes depreciation expense for the fixed assets from the acquisition of Opinion Research Corporation, Guideline, Inc. and NWC Research.
     Depreciation expense of Corporate Activities for the quarter ended September 30, 2007 was $1.0 million, compared to $0.9 million for the same period in 2006. Depreciation expense of Corporate Activities for the nine months ended September 30, 2007 was $2.3 million, compared to $2.0 million for the same period in 2006.
Amortization expense
     Amortization expense for the quarter ended September 30, 2007 totaled $5.0 million, or 3% of net sales, compared to $2.3 million, or 2% of net sales, for the same period in 2006. Amortization expense for the nine months ended September 30, 2007 totaled $13.4 million, or 3% of net sales, compared to $11.5 million, or 4% of net sales, for the same period in 2006.
     Amortization expense of the Data Group for the quarter ended September 30, 2007 was $1.8 million, or 2% of net sales for that segment, compared to $2.0 million, or 3% of net sales for that segment, for the same period in 2006. Amortization expense of the Data Group for the nine months ended September 30, 2007 was $5.6 million, or 2% of net sales for that segment, compared to $10.5 million, or 5% of net sales for that segment, for the same period in 2006. The decrease in amortization expense for the Data Group is due to certain identifiable intangible assets from the Donnelley Marketing, OneSource, Database America and ProCD acquisitions becoming fully amortized since June 2006.
     Amortization expense of the Services Group for the quarter ended September 30, 2007 was $1.5 million, or 4% of net sales for that segment, compared to $0.3 million, or 1% of net sales for that segment, for the same period in 2006. Amortization expense of the Services Group for the nine months ended September 30, 2007 was $3.1 million, or 3% of net sales for that segment, compared to $1.1 million, or 1% of net sales for that segment, for the same period in 2006. The increase in amortization expense for the Services Group is due to the addition of identifiable intangible assets from the acquisitions of Mokrynskidirect, Digital Connexxions Corp and Rubin Response Services, Inc.
     Amortization expense of the Marketing Research Group for the quarter ended September 30, 2007 was $1.6 million, or 3% of net sales for that segment. Amortization expense of the Marketing Research Group for the nine months ended September 30, 2007 was $4.7 million, or 3% of net sales for that segment. This includes amortization expense for the identifiable intangible assets from the acquisitions of Opinion Research Corporation, Guideline, Inc. and NWC Research.
Operating income
     As a result of the factors previously described, the Company had operating income of $31.4 million, or 17% of net sales, during the quarter ended September 30, 2007, compared to operating income of $20.0 million, or 19% of net sales, for the same period in 2006. The Company had operating income of $62.3 million, or 12% of net sales, during the nine months ended September 30, 2007, compared to operating income of $43.0 million, or 14% of net sales, for the same period in 2006.
     Operating income for the Data Group segment for the quarter ended September 30, 2007 was $31.4 million, or 34% of net sales for the segment, as compared to $17.7 million, or 24% of net sales for the segment, for the same period in 2006. Operating income for the Data Group segment for the nine months ended September 30, 2007 was $63.4 million, or 25% of net sales for the segment, as compared to $44.1 million, or 20% of net sales for the segment, for the same period in 2006. Operating income for the Data Group segment for both the quarter and the nine months ended September 30, 2007 included $9.2 million, which is net of related expenses, from the Naviant lawsuit settlement.
     Operating income for the Services Group segment for the quarter ended September 30, 2007 was $10.0 million, or 28% of net sales for the segment, as compared to $9.9 million, or 30% of net sales for the segment, for the same period in 2006. Operating income for the Services Group segment for the nine months ended September 30, 2007 was $23.8 million, or 24% of net sales for the segment, as compared to $21.1 million, or 24% of net sales for the segment, for the same period in 2006.
     Operating income for the Marketing Research Group segment for the quarter ended September 30, 2007 was $2.3 million, or 4% of net sales for the segment. Operating income for the Marketing Research Group segment for the nine months ended September 30, 2007 was $6.5 million, or 4% of net sales for the segment.
     Operating loss for Corporate Activities for the quarter ended September 30, 2007 was $12.2 million, compared to $7.6 million for the same period in 2006. Operating loss for Corporate Activities for the nine months ended September 30, 2007 was $31.5 million, compared to $22.2 million for the same period in 2006.
Other expense, net
     Other expense, net was $(4.7) million, or 3% of net sales, and $(2.6) million, or 2% of net sales, for the quarters ended September 30, 2007 and 2006, respectively. Other expense, net was $(15.2) million, or 3% of net sales, and $(8.1) million, or 3% of net sales, for the nine months ended September 30, 2007 and 2006, respectively. Other expense, net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating expense of the Company. The majority of the other expense, net was for interest expense, which was $5.6 million and $2.9 million for the quarters ended September 30, 2007 and 2006, respectively, and $15.8 million and $8.3 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest expense is due to the increase in debt in December 2006 to fund the acquisition of Opinion Research Corporation for $131.5 million, and the increase in debt in August 2007 to fund the Guideline, Inc. acquisition for which we borrowed $28.0 million.
Income taxes
     A provision for income taxes of $9.7 million and $6.3 million was recorded during the quarters ended September 30, 2007 and 2006, respectively. A provision for income taxes of $17.4 million and $12.5 million was recorded during the nine months ended September 30, 2007 and 2006, respectively. The effective income tax rate used for the nine months ended September 30, 2007 was 37%, compared to 36% for the nine months ended September 30, 2006.
Liquidity and Capital Resources
Overview
     On March 16, 2007, the Company amended its Senior Secured Credit Facility that was entered into on February 14, 2006. The amendment increased the Company’s outstanding Term Loan B by $75 million. Proceeds from this transaction were used to reduce amounts outstanding under the Company’s revolving credit facility. The pricing, principal amortization and maturity date of the expanded Term Loan B remain unchanged from the existing terms. As previously reported, on May 16, 2007, the Company further amended its Senior Secured Credit Facility (as amended on March 16, 2007 and May 16, 2007, the “Amended 2006 Credit Facility”) in order to (1) allow the mortgage loan transactions between the Company and Suburban Capital and (2) waive any default of the Amended 2006 Credit Facility which might otherwise occur by reason of such transactions.
     At September 30, 2007, the term loan had a balance of $172.7 million, bearing an average interest rate of 7.20%. The revolving line of credit had a balance of $75.5 million, bearing an interest rate of 7.08%, and $99.5 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the Amended 2006 Credit Facility.
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
     We are subject to certain financial covenants in the Amended 2006 Credit Facility, including a minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on EBITDA (“earnings before interest expense, income taxes, depreciation and amortization”), as adjusted, providing for adjustments to EBITDA for certain agreed upon items including non-operating gains

(losses), other charges (gains), asset impairments, non-cash stock compensation expense and other items specified in the Amended 2006 Credit Facility. We were in compliance with all restrictive covenants of the Amended 2006 Credit Facility as of September 30, 2007.
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
     On May 23, 2007, the Company entered into mortgage loan transactions with Suburban Capital. As part of the transactions, the Company transferred the titles to the Company’s headquarters in Ralston, Nebraska, and its data compilation facility in Papillion, Nebraska, to newly formed limited liability companies, and these properties will serve as collateral for the transactions.  The Company entered into long-term lease agreements with these subsidiaries for the continued and sole use of the properties. We also entered into guaranty agreements wherein we guarantee the payment and performance of various obligations as defined in the agreements including, under certain circumstances, the mortgage debt. In late July 2007, the loans were sold on the secondary market as part of a collateralized mortgage-backed securitization transaction.  Midland Loan Services became the loan servicer for the mortgage loans, but terms of the notes and deeds of trust were otherwise unchanged by this transaction.
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
     Coincident with closing the mortgage transactions, the Company unwound the treasury lock agreement that it entered into previously to hedge fluctuations in treasury rates between the execution date of the treasury lock and the issuance of the mortgage debt described above. As a result of treasury rate movement, the Company received cash proceeds of $0.7 million in settlement of the treasury lock. Substantially all of this amount will be deferred and amortized over the ten-year term of the mortgages as a reduction to interest expense. An ineffective portion of $38,415 was recorded to interest expense on the settlement date since the actual principal balance of the mortgage loans was $41.1 million versus the notional amount of $43.5 million under the treasury lock.
     As of September 30, 2007, we had a working capital deficit of $31.0 million. We believe that our existing sources of liquidity and cash generated from operations will satisfy our projected working capital, debt repayments and other cash requirements for at least the next 12 months. Acquisitions of other technologies, products or companies, or internal product development efforts may require us to obtain additional equity or debt financing, which may not be available or may be dilutive.
Selected Consolidated Statements of Cash Flows Information
     Net cash provided by operating activities during the nine months ended September 30, 2007 totaled $55.0 million compared to $36.4 million for the same period in 2006.
     Net cash used in investing activities during the nine months ended September 30, 2007 totaled $69.7 million, compared to $22.9 million for the same period in 2006. The current period outflow was mainly attributed to our spending of $13.5 million for additions of property and equipment, which included facility expansions and remodeling, and $3.8 million for software and database development costs. Additionally, we paid $54.1 million for business acquisitions, which included $38.8 million for Guideline, Inc. in August 2007, $7.6 million for NWC Research in July 2007 and $8.0 million for expresscopy.com in June 2007.
     Net cash provided by financing activities during the nine months ended September 30, 2007 totaled $18.6 million, compared to net cash used of $10.0 million for the same period in 2006. The dividend payments, totaling $19.4 million, were paid on March 5, 2007, to shareholders of record as of the close of business on February 16, 2007. Total proceeds received from long-term debt during the nine months ended September 30, 2007 were $181.7 million. Of these proceeds, $75.0 million was received as a result of the amendment to our Senior Secured Credit Facility on March 16, 2007. We further used these proceeds to reduce amounts outstanding under our revolving credit facility by $75.0 million. Additionally, proceeds from the Papillion and Ralston mortgage transactions were approximately $41.1 million before fees and expenses. These proceeds were used to retire the existing debt for the Papillion and

Ralston facilities of approximately $12.8 million and the remaining proceeds of $26.7 million were used to reduce amounts outstanding under the Company’s revolving credit facility. Additionally, in August 2007 proceeds were received of $28.0 million to fund the Guideline, Inc. acquisition.
Selected Consolidated Balance Sheet Information
     Trade accounts receivable decreased to $65.1 million at September 30, 2007 from $76.6 million at December 31, 2006. The decrease is the result of collections of invoices that were invoiced in the fourth quarter of 2006 for several of our contractual customers. Additionally, the days sales outstanding (“DSO”) ratio for the nine months ended September 30, 2007 was 33 days compared to 38 days for the same period in 2006.
     Unbilled services increased to $28.4 million at September 30, 2007 from $20.8 million at December 31, 2006. The increase was the result of an increase in services provided within the Macro International division in the Marketing Research Segment, as well as the services related to Guideline, Inc.
     Other accounts receivable of $1.8 million at September 30, 2007 relates to the merger of one of our non-marketable securities with another company, effective in the third quarter but with the resulting cash being received in the fourth quarter.
     Goodwill increased to $418.1 million at September 30, 2007 from $381.7 million at December 31, 2006. The increase was the result of the preliminary allocation of goodwill recorded for the acquisitions of expresscopy.com in June 2007, NWC Research in July 2007 and Guideline, Inc. in August 2007.
     Property and equipment, net increased to $68.7 million at September 30, 2007 from $61.2 million at December 31, 2006. The increase was primarily the result of the addition of property and equipment acquired with the Guideline, Inc. acquisition, facility expansions and remodeling, as well as hardware purchased to ensure we had sufficient resources available following the Super Bowl commercials that aired in February 2007. Additional hardware was also purchased to support our Yesmail e-mail technology platform.
     List brokerage trade accounts payable decreased to $54.6 million at September 30, 2007 from $62.0 million at December 31, 2006, and the related list brokerage trade accounts receivable decreased to $65.0 million at September 30, 2007 from $68.4 million at December 31, 2006. These decreases were the result of an overall decrease in the list brokerage billings due to a decline in revenues associated with the decrease in the traditional direct mail industry as the direct marketing industry transitions to interactive, online advertising and e-mail marketing.
     Accrued expenses increased to $18.6 million at September 30, 2007 from $12.1 million at December 31, 2006. This increase was a result of the restructuring charges recorded during the quarter for the restructuring of the infoUSA National Accounts division, severance and other restructuring related costs recorded within the Marketing Research Group segment, which was related to the acquisition of Opinion Research Corporation and Guideline, Inc., as well as other accrued expenses assumed with the Guideline, Inc. acquisition.
     Income taxes payable increased to $8.3 million at September 30, 2007 from $4.7 million at December 31, 2006. This increase was a result of recording the 2007 federal income tax provision for the first nine months of 2007, offset by the payment of 2006 federal income taxes.
     Deferred revenue decreased to $65.8 million at September 30, 2007 from $77.9 million at December 31, 2006. This decrease was a result of revenue being recognized from fourth quarter 2006 invoices for various customers within the Data Group segment during the first nine months of 2007.
     Our long-term debt increased to $295.9 million at September 30, 2007 from $255.3 million at December 31, 2006 due to borrowings under the credit facility to fund acquisitions during the first nine months of 2007.
     Other liabilities increased to $8.0 million at September 30, 2007 from $2.2 million at December 31, 2006. This increase was a result of $7.7 million in unrecognized tax benefits reclassified from deferred income taxes in accordance with FIN 48 during the first quarter which was reduced in the third quarter by $3.9 million due an immaterial correction of an error related to a purchase price allocation adjustment of an acquisition.

     Receivable from officer of $5.1 million and the related increase in paid-in capital resulted from the Company’s CEO exercising stock options for 600,000 shares of our common stock effective on September 28, 2007, with the cash for the exercise price being deposited in the Company’s account on the following business day on October 1, 2007.
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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have identified interest rate risk as our primary market risk exposure. We are exposed to significant future earnings and cash flow exposures from significant changes in interest rates as nearly all of our debt is at variable rates. If necessary, we could refinance our debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, each 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of approximately $2.5 million. At September 30, 2007, the fair value of our long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities. At September 30, 2007, we had long-term debt with a carrying value of $301.2 million and estimated fair value of approximately the same amount. We have no significant operations subject to risks of foreign currency fluctuations. See Note 14 to Notes to Consolidated Financial Statements for information regarding the Company’s accounting for derivative instruments and hedging activities entered into during the nine months ended September 30, 2007.
ITEM 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of the end of the fiscal quarter ended September 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2007 the Company’s disclosure controls and procedures are effective.
(b) Changes in internal control over financial reporting
     During the quarter ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.
LEGAL PROCEEDINGS
     We reached a final settlement in a lawsuit, which was originally commenced in December 2001, against Naviant, Inc. (now known as BERJ, LLP) in the District Court for Douglas County, Nebraska for breach of a database license agreement. On July 12, 2007, the District Court entered an Amended Order of Judgment in our favor in the amount of $9.75 million, plus interest (the “Order”). On August 10, 2007, we and Naviant agreed not to pursue further appeals of the Order and agreed to settle this matter for approximately $11.2 million, less attorney fees and costs. On August 16, 2007, pursuant to that agreement, the court distributed approximately $9.9 million in net proceeds to us, which was recorded in revenue during the third quarter of 2007.
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
     In October 2006, Dolphin Limited Partnership I, L.P., Dolphin Financial Partners, L.L.C. and Robert Bartow filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County, against the current directors of the Company, two former directors of the Company, and the Company as a nominal defendant. The lawsuit was filed as a derivative action on behalf of the Company. The lawsuit asserts claims for breach of fiduciary duty and misuse of corporate assets, and seeks an order rescinding or declaring void certain transactions between the Company and Vinod Gupta, requiring the defendants to reimburse the Company for alleged damages and expenses relating to such transactions, and directing the Company to amend its Stockholder Rights Plan to include Mr. Gupta, his family and affiliates. The lawsuit also seeks an order awarding the Company unspecified damages. In January 2007, the Court ordered the case consolidated with a similar lawsuit filed by Cardinal Value Equity Partners, L.P. Pursuant to the consolidation order entered by the court, Dolphin and Cardinal have filed a consolidated complaint that essentially combines the claims that had been set forth in their respective individual complaints, described above. Defendants moved to dismiss that complaint, and the motion was granted in part and denied in part on August 13, 2007 (the court revised its opinion on August 20, 2007). The remaining claims are in the early stages of litigation and it is not yet possible to determine the ultimate outcome of this matter.
     We are subject to legal claims and assertions in the ordinary course of business. Although the outcomes of any other lawsuits and claims are uncertain, we do not believe that, individually or in the aggregate, any such lawsuits or claims will have a material effect on our business, financial conditions, results of operations or liquidity.

ITEM 6.
EXHIBITS

2.1	—	Agreement and Plan of Merger, dated as June 28, 2007, by and among infoUSA Inc., Knickerbocker Acquisition Corp. and Guideline, Inc., incorporated herein by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed July 5, 2007.

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.2	—	Bylaws, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992.

3.3	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

10.1	—	Agreement, dated July 20, 2007, between Vinod Gupta and infoUSA Inc., incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, filed July 26, 2007.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

infoUSA Inc.
Date: November 9, 2007	/s/ Stormy L. Dean
Stormy L. Dean, Chief Financial Officer

INDEX TO EXHIBITS

2.1	—	Agreement and Plan of Merger, dated as June 28, 2007, by and among infoUSA Inc., Knickerbocker Acquisition Corp. and Guideline, Inc., incorporated herein by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed July 5, 2007.

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.2	—	Bylaws, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 33-42887), which became effective February 18, 1992.

3.3	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

10.1	—	Agreement, dated July 20, 2007, between Vinod Gupta and infoUSA Inc., incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, filed July 26, 2007.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith