Form 10-K
period 2007-12-31
infoGROUP Inc.
filed 2008-08-08
CIK 879437

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from to

Commission file number: 0-19598

infoGROUP Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	47-0751545 (I.R.S. Employer Identification No.)

5711 South 86th Circle, Omaha, Nebraska 68127
(Address of principal executive offices)

(402) 593-4500
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $0.0025 par value

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the last reported sales price of the common stock on June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $267.3 million.

As of August 4, 2008 the registrant had outstanding 56,807,996 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Form 10-K for the year ended December 31, 2007 (the “Annual Report”) was delayed due to the time required to complete the internal investigation conducted by the Special Litigation Committee of our Board of Directors, as described below. This Annual Report filing is expected to be followed by the filing of the Form 10-Q for the quarter ended March 31, 2008.

Special Litigation Committee Investigation

As disclosed previously, effective December 24, 2007, the Board of Directors formed the Special Litigation Committee in response to the consolidated complaint In re infoUSA, Inc. Shareholders Litigation, Consol. Civil Action No. 1956-CC (Del. Ch.) (the “Derivative Litigation”) and in response to the informal investigation of the Company by the U.S. Securities and Exchange Commission (“SEC”) and the related SEC request for the voluntary production of documents concerning related party transactions, expense reimbursement, other corporate expenditures, and certain trading in our securities. The Special Litigation Committee is composed of five independent Board members: Robin S. Chandra (Chair), Clifton T. Weatherford, George H. Krauss, Bill L. Fairfield and Bernard W. Reznicek. The Special Litigation Committee, which retained the law firm of Covington & Burling LLP, has conducted an internal investigation of the matters that are the subject of the Derivative Litigation and the SEC’s informal investigation, as well as other related matters. Based on its review, the Special Litigation Committee determined on July 16, 2008 that various related party transactions, expense reimbursements and corporate expenditures were excessive and approved a series of remedial actions and decisions. The remedial actions and decisions are set forth in this Annual Report under Item 9A “Controls and Procedures.”

Ineffectiveness of Internal Control Over Financial Reporting and Disclosure Controls and Procedures

As disclosed in Item 9A of this Annual Report, in accordance with Section 404 of the Sarbanes Oxley Act of 2002, management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). We are disclosing material weaknesses that were identified as a result of our management’s assessment. We have detailed in Item 9A the nature of the material weaknesses, the impact on financial reporting and the control environment and management’s current plans for remediation.

SEC Investigation

As described in Item 3 “Legal Proceedings” of this Annual Report, in November 2007, the Company received a request from the Denver Regional Office of the SEC asking the Company to voluntarily produce certain documents as part of an informal SEC investigation. For additional information, please see Item 3.

PART I

This Annual Report on Form 10-K, the documents incorporated by reference into the Company’s Annual Report to stockholders, and press releases (as well as oral statements and other written statements made or to be made by the Company) contain forward-looking statements that are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements related to potential future acquisitions and our strategy and plans for our business contained in Item 1 “Business,” Item 2 “Properties,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Annual Report. Such forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth in this Annual Report under Item 1A “Risk Factors,” as well as those noted in the documents incorporated by reference into this Annual Report. You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date on which they were made. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1.	Business

Company Profile

On June 1, 2008, we changed our Company name from infoUSA Inc. to infoGROUP Inc. We are a Delaware corporation incorporated in 1972.

infoGROUP Inc. (the “Company” or “infoGROUP” or “we”) is a leading provider of sales leads, mailing lists, direct marketing, database marketing, e-mail marketing and market research solutions to help our clients grow their sales and increase their profits. We operate three principal business groups or segments.

•	The Data Group maintains 12 proprietary databases of information relating to U.S. and international businesses and consumers.

•	The Services Group consists of subsidiaries providing list brokerage and list management, direct mail, database marketing services and e-mail marketing services to large customers.

•	The Marketing Research Group, established in 2006 with our acquisition of Opinion Research Corporation, provides customer satisfaction surveys, employee surveys, opinion polling, and other market research services for businesses and for government.

Data Group

In January 2007, we combined our database operations into a single business unit, the Data Group. This move completed the integration of Donnelley Marketing (acquired in 1999) and OneSource (acquired in 2004) into our database business. The Data Group is responsible for maintaining our 12 proprietary databases and for developing and marketing products and services stemming from those databases.

Our Proprietary Databases

Business Databases

Our proprietary business databases contain information on nearly 16 million businesses in the United States and Canada, compiled through our proprietary compilation and phone verification processes in Omaha, Nebraska. The business database contains information such as name, address, telephone number, SIC codes, number of employees, business owner and key executive names, credit score and sales volume. We also provide fax and toll free numbers, website addresses, headline news, and public filings including liens, judgments, bankruptcies, and UCC filings. The primary databases within our business data file are:

•	15.5 Million U.S. and Canadian Businesses

•	12.3 Million Executives and Professionals

•	5.5 Million Small Business Owners

•	2.5 Million Business Addresses with Color Photos

•	2.5 Million Brand New Businesses

•	2.3 Million Business E-mail Addresses

•	945,000 Medical Professionals

•	1.4 Million Bankruptcy Filers

•	17.6 Million Global Businesses and 21.6 Million Executives

•	600,000 Manufacturers

•	279,000 Big Businesses

•	365,000 U.S. Houses of Worship

•	47 Million UCC Filings

Our data can be further categorized in various segments such as Small Business Owners, Executives at Home, Big Businesses and their Corporate Affiliations, Growing Businesses, Places of Interest, Schools and Female Business Owners.

Consumer Databases

Our consumer database contains approximately 210 million individuals and 129 million households and includes hundreds of data elements. Key elements in our database include: name, address, phone number, age, estimated household income, marital status, religion, ethnicity, dwelling type and size, home value, length of residence, and dozens of lifestyle elements. Our databases within our consumer files include:

•	210 Million Consumers

•	2.0 Million New Homeowners Per Year

•	129 Million Households

•	143 Million Occupants

•	14 Million New Movers Per Year

•	1.4 Million Bankruptcies Per Year

•	71 Million Homeowners

•	209 Million Consumer E-mail Addresses

We also maintain a Public Filings database containing over 46 million households and businesses that have filed for bankruptcy, or have tax liens or judgments recorded against them.

Expanding our Databases and Keeping Them Current

We compile and update information from many sources. Most of these sources fall within the following categories:

•	Yellow Page and White Page Directories

•	Annual Reports

•	SEC Filings

•	Public Filings (UCC and other public filings)

•	Nearly 24 million phone calls to verify and collect additional information

•	Newspaper articles

In addition, we use information licensed from the United States Postal Service’s National Change of Address (NCOA) system and Delivery Sequence File (DSF) to update and maintain our business database.

We have over 800 full-time individuals in both the United States and India compiling and updating our databases from these sources. As a result, the databases change by roughly 65% per year. We spend over $35 million annually to update the databases and related database management systems.

In the United States, we have staff updating the U.S. business database by making nearly 24 million phone calls a year to verify the name of the owner or key executive, address, number of employees, fax numbers, e-mail addresses, hours of operation, credit cards accepted, URL address and other information. In addition, we employ staff to add to our database of approximately 2.5 million photographs of businesses located in the top 100 cities in the United States.

Products and Services Derived from Our Databases

We create many products and services from our databases to meet the needs of current and potential customers. We offer access to our databases over the Internet through our various websites, such as infoUSA.com, Salesgenie.com, onesource.com, and others. We create products and services such as prospect lists, mailing labels, 3 × 5 cards, printed directories, DVDs, business credit reports, and many other online and offline applications. Our products and data processing services are used by clients for identifying and qualifying prospective customers, initiating direct mail and e-mail campaigns, telemarketing, analyzing and assessing market potential, and surveying competitive markets in order to find new customers and increase sales. Our data also enables extensive data hygiene and enhancement services.

Internet-Based Subscription Services for Sales Leads and New Customer Development

Salesgenie.com.  Designed for the small business user and sales people, Salesgenie provides unlimited access to our databases, and unlimited sales leads and mailing lists, with a built-in contact management software and mapping ability. Currently subscriptions start at $180 per month per user for Salesgenie, with multi-seat packages based on a tiered-pricing structure. The pricing information of our products set forth in this Annual Report reflects current prices and may be subject to future fluctuations and negotiations.

Salesgenie.com/Lite.  This service offers 6 databases with limited search criteria for $90 per month per user. This service also includes contact management software.

Marketzone® Gold-Marketing Edition (formally known as Salesgenie Pro).  Provides on-demand, online access to our database of approximately 14 million businesses combined with the hygiene and data enhancement of existing customer files. Designed for marketing departments who support distributed or large sales forces (50 or more sales representatives), Marketzone Gold combines point-and-click selection of targeted prospects from any web-browser with suppression of existing customers to improve the effectiveness of and cost efficiency of direct marketing campaigns. Direct marketers can use Marketzone Gold to analyze existing customers, identify target markets and develop more successful targeted marketing programs.

MarketZone® Platinum.  An e-CRM (customer relationship management) solution that integrates the entire suite of our services to create real-time customer content integration. MarketZone Platinum is an extremely flexible, full function marketing database, campaign management and e-campaign solution which incorporates an engine to support analytic tools for extracting customer insight from today’s expanding data sets. MarketZone Platinum enables us to quickly build and deploy custom analytic solutions to meet the evolving demands of our largest customers with the most sophisticated marketing requirements. MarketZone Platinum’s multiple platform applications, modules, and campaign management/e-campaign management components can be leveraged to deliver high-performance analytic applications rapidly. We believe that these capabilities, along with our ability to provide data-processing, data and consultative services under one roof, make MarketZone Platinum a comprehensive and compelling solution.

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

OneSource Global Corporate and Executive Database.  Provides business and financial information to professionals who need quick access to timely and reliable company, industry, and market intelligence. OneSource’s primary products, the OneSource Business Browsersm products, are password-protected, subscription-based products that provide sales, marketing, finance, and management professionals and consultants with industry and company profiles, research reports, media accounts, executive listings and biographies, and financial information. Our international database spans 200 countries and provides information on approximately

16.7 million companies and 21.6 million key decision makers at these companies. The companies featured in our international database include not only large public companies but also well-known private companies.

Credit.net — Business Credit Reports.  Our business credit directories include a printed directory bundled with a DVD and Internet access to business credit reports on Credit.net. The product is used by customers for making credit decisions, verifying company information, assisting in collection support, and identifying potential new customers. Customers can purchase individual business credit reports for a current price of $9.95 from the Internet or they may select a subscription-based plan offering unlimited access to our business credit reports for a current flat fee of $150 per month per user.

Polk City Directories and infoUSA City Directories (formerly Hill-Donnelly Directories).  Two of our directory divisions, Polk City Directories (CityDirectory.com) and infoUSA City Directories (infousacity.com), now offer bundled subscription packages for under $125 per month per user. These bundled packages include a printed directory on a customer’s immediate region, a DVD on the entire state, and Internet access for all of the U.S.

Non-Subscription Products and Services — Customized Sales Leads and Databases

Printed Prospect Lists, Mailing Labels, and Sales Lead Cards.  Our databases can be “sliced and diced” to create customized sales leads and mailing lists for our customers. Our small business consultants work with a business to select the right criteria such as geography, type of business and size of business to generate the most revenue. The custom list can then be delivered in electronic format, printed format, put on mailing labels, provided on 3 x 5 index cards, or customers may place the order themselves using the infoUSA.com website.

Licensing

We license our data to a variety of value-added resellers and original equipment manufacturers in several key vertical industries, including directory assistance, GIS/mapping, navigation, local search, Internet directories, site location analysis, sales leads, marketing, demographic modeling and fraud prevention.

Services Group

The Services Group consists of subsidiaries whose primary focus is helping customers enhance the value of their own customer data or providing full-service marketing solutions. The Services Group consists of the following divisions: List Brokerage and List Management, Donnelley Marketing, Triplex and Yesmail. Effective January 2008, the Company acquired Direct Media, Inc. which is now part of the Services Group.

List Brokerage and List Management

This division includes subsidiaries Walter Karl (which includes Rubin Response Services, Inc.), Edith Roman, and Millard Group (which includes Mokrynskidirect), whose combined operations make them one of the largest list brokerage/list management providers in the industry. We provide list brokerage and list management services and an array of database services to a broad range of direct marketing clients. Walter Karl and Edith Roman also specialize in e-mail list management and brokerage services for on-line marketers. Our specialized list brokerage services help our customers recognize revenue from their own customer data, selling specialty lists to a wide range of businesses in many industries.

Donnelley Marketing (formerly known as Catalog Vision)

Donnelley Marketing (formerly known as Catalog Vision) is a leading provider of data processing services to the catalog direct marketing industry, with a heritage of over 40 years. Our clients are integrated multi-channel direct marketers who utilize our suite of merge/purge, address hygiene, database management, and data products to reduce promotion expenses and improve response performance. Donnelley Marketing provides integrated solutions that help our clients gain insight into their customer base and turn that insight into actionable, measurable means of targeting the best audience and increasing profitability.

Triplex — Non-Profit Group

infoGROUP’s Triplex division provides data processing services for high-profile political and non-profit organizations. Using infoGROUP’s vast data assets, Triplex is building on its core services by introducing enhanced address hygiene, demographic data and Internet contact appends for its clients.

Yesmail

Yesmail specializes in providing e-mail solutions for a wide range of industries including retail, travel, entertainment, financial, healthcare and consumer packaged goods. The Yesmail product suite, a combination of technology and service solutions, enables marketers to develop highly personalized customer communications programs that drive return on investment through increased sales and/or cost reductions. E-mail marketing has become a critical component of modern marketing and is utilized on a stand-alone basis or as part of an integrated marketing effort.

The Yesmail online marketing suite includes a comprehensive mix of technology and service components including:

•	Yesmail Enterprise — A database and e-mail campaign management application for large enterprises with complex data, personalization and integration needs

•	Yesmail Express — A robust, self-serve e-mail campaign management tool for mid-market companies

•	Yesmail Database — Integrated marketing database management utilizing infoGROUP’s MarketZone suite of products

•	Yesmail Media — Database enhancement and list growth utilizing infoGROUP data, co-registration, search, list rental and append products

•	Yesmail Consulting — Consulting in the areas of strategic marketing, e-mail creative, data analysis, privacy and deliverability, and best practices

In addition, Yesmail owns patented predictive modeling tools that are embedded into certain of its e-mail campaign management tools and utilized by the Yesmail professional services team. Yesmail also plans on introducing a small-business e-mail campaign management tool in 2008.

Marketing Research Group

On December 4, 2006, we completed our acquisition of Opinion Research Corporation, a diversified market research company with two principal divisions. These divisions consist of Opinion Research and Macro International. We continued to expand our Marketing Research Group during 2007 with the acquisitions of Guideline, Inc., NWC Research and Northwest Research Group.

Opinion Research

Opinion Research Corporation (ORC), a pioneer and leading voice in the market research industry since 1938, employs a worldwide data collection network and performs surveys for its client companies and organizations. By using these survey results, ORC provides insight into the attitudes and needs of both consumers and business executives across a broad range of industries and advises public and private sector executives in the areas of corporate brand and reputation, customer experience and strategies, market planning and development, employee engagement, and community and public services delivery.

ORC offers a comprehensive portfolio of research products and services to meet the needs of executives around the world in the areas of marketing, strategic planning, market research, human resources, product management and public services. Although ORC serves all industries, it maintains focused expertise in the financial services, healthcare, information technology and telecommunications and public services sectors.

ORC is a member of the European Society for Opinion and Marketing Research (ESOMAR), a founding member of the Council of American Survey Research Organizations (CASRO), a member of the Association of

Market and Social Research Organizations (AMSRO) in Australia, and a member of the MRS Company Partner Service, a UK-based association for the promotion of professional standards. ORC is an official polling partner of CNN through the CNN/Opinion Research Corporation Poll.

ORC’s global and U.S. headquarters are in Princeton, New Jersey. ORC’s European Region is headquartered in London, and the Asia Pacific Region is headquartered in Melbourne, Australia.

Macro International

Macro International Inc. (“Macro”) is an applied social research company that has been operating for 40 years. Macro’s primary customers are agencies and departments within the federal government, the largest being the U.S. Departments of State and Health and Human Services.

Macro research and evaluation projects, both within the United States and around the world, support federal, state, and international programs relating to health, housing, education, science, energy, nutrition, and related areas.

Macro’s research experts provide governments, policy makers and health care providers with the most up-to-date, scientifically reliable data on a wide variety of health issues. Macro has a global reputation for providing accurate measurements of the incidence and prevalence of deadly diseases such as HIV/AIDS, malaria and tuberculosis. It has also implemented complex, large-scale population surveys which often include the collection and analysis of thousands of blood samples. Macro is currently providing technical assistance to the national health care organizations of more than 30 countries, helping them create and sustain programs to promote the health and safety of their citizens.

Macro is also a leading provider of public education and social marketing services to the federal government. Macro’s health communications experts make use of impressive internal technical capabilities, including large-scale printing and publishing facilities, website design, development and hosting, and state-of-the-art video production facilities, to create health promotion campaigns. For example, Macro is currently implementing a global smoking cessation campaign for the Department of Defense. Macro offers government policy makers and program managers a full range of services from program design, primary and secondary data collection related to key program issues and objectives, program execution, monitoring and evaluation.

Macro also conducts complex, large-scale telephone, web-based and in-person surveys. Macro conducts several very large telephone surveys, conducting several hundred thousand interviews annually. In 2007, Macro launched MacroPoll Wireless, the first national cell phone omnibus survey. Macro also maintains a large national field force to conduct in-person interviews, and specializes in collecting health risk behavioral data from school-aged children, teens and young adults in the school setting.

Guideline

Guideline, Inc. (“Guideline”) is a single-source provider of customized business research and analysis. Guideline is organized into four areas of research:

•	On-demand business research — offers customers on-demand access (continuous and as-needed basis) to a dedicated research team that quickly provides answers and insights on competitors, markets, technology and new opportunities. This service enables customers to satisfy their day-to-day business information needs on an outsourced basis, which is generally more effective and less expensive than performing the work in-house.

•	Strategic intelligence — provides insightful primary intelligence on other companies, legally obtained from unpublished sources, industry experts, market watchers and market participants.

•	Custom market research — provides in-depth custom quantitative and qualitative research and analysis through advanced techniques including surveys, focus groups, in-depth interviews and mystery shopping, both domestically and internationally.

•	Product development intelligence — provides analysis and expert advice in conceiving, developing and commercializing new products and processes in a wide range of industries, including chemicals, consumer products, healthcare and industrial.

These four areas enable Guideline to perform both primary and secondary research, handle small, medium or large research assignments, provide a full range of ancillary outsourced business information services and offer wide industry coverage. Guideline serves as an efficient single source, end-to-end solutions provider of a significant portion of its customers’ business information needs. Guideline’s research analysts create integrated solutions that enable clients to make informed decisions to address their critical business needs. Guideline provides services to nearly all major industries, including healthcare and pharmaceuticals, financial services, advertising and professional services, industrial, consumer and retail, food and beverage, media and entertainment and chemicals. In many cases, Guideline functions as our customers’ primary information and business intelligence resource on an outsourced basis, especially among the growing universe of companies that have downsized their internal research staffs and information resources. In other cases, Guideline serves as a reliable supplemental resource to customers’ internal capabilities.

Guideline sells research and consulting services to approximately 1,500 corporate customers annually, approximately 800 of which subscribe under recurring revenue contracts generally averaging twelve months in length. Guideline currently performs approximately 28,000 individual research assignments annually for our customers.

NWC Research

NWC Research was acquired in July 2007. NWC Research is an Australia-based independent full-service research agency, covering applications of qualitative and quantitative research techniques across a broad range of industries and the public sector. NWC Research specializes in international customer and business to business research, with a particular focus on Asia. The headquarters for NWC Research are in Melbourne, Australia.

Northwest Research Group

Northwest Research Group was acquired in October 2007. Northwest Research Group specializes in market research design, analytical proficiency, and translation of research findings into actionable business decisions. Northwest Research Group has built a strong national presence in the transportation, healthcare, and information technology industries. The offices of Northwest Research Group are located in Boise, Idaho and Seattle, Washington.

Sales & Marketing Strategy

We employ several media options to grow and increase our market share including direct mail, print, outbound telemarketing, online keyword search engines, banner advertising, television, radio and e-mail marketing. Throughout 2007, we continued these traditional forms of advertising as well as national and local radio and television campaigns to further build our brand name and drive revenue for our flagship online subscription product, Salesgenie.com. With the launch of Salesgenie.ca in 2006, Canadian radio and television advertising were added to our print and direct mail advertising. We continued to advertise aggressively to promote our valuable brand, including television advertisements during 2007 that aired during the Super Bowl, the NCAA Final Four Basketball Tournament, the Indianapolis 500, the PGA Golf Championship, the National Football League playoffs and high-profile college football games.

To monitor the success of our various marketing efforts, we have incorporated data gathering and tracking systems. These systems enable us to determine the type of advertising that best appeals to our target market so that we can make future investments in these programs and obtain a greater yield from our marketing. Additionally, through the use of our database tools, we are working to more efficiently determine the needs of our various client segments and tailor our services to their individual needs. With this system, we plan to strengthen current customer relationships and support marketing campaigns to attract new clients.

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

We also intend to continue to grow through strategic acquisitions. We have grown through more than 35 strategic acquisitions in the last ten years. These acquisitions have enabled us to acquire the requisite critical mass to compete over the long term in the database, direct marketing, e-mail marketing and market research industries. During 2006, we acquired Mokrynskidirect and Rubin Response Services, Inc., which both provide list brokerage and list management services, Digital Connexxions Corp, which provides e-mail marketing services and Opinion Research Corporation, which provides social and market research services. In 2007, we acquired Guideline, Inc., NWC Research and Northwest Research Group, which complement our existing market research services, and expresscopy.com, a provider of printing and mailing services that specializes in short-run customized direct mail pieces, allowing us to expand our existing data services. In 2007, we also acquired SECO Financial, a specialist in database marketing to the financial services industry.

We also are focusing on international growth opportunities. We are now upgrading our international business databases and expanding our own compilation efforts. In late 2005, we opened a database center in India. We have also partnered with content providers worldwide. Our comprehensive international database includes information on approximately 1.1 million large public and private non-U.S. companies in approximately 200 countries. There are over 10.4 million executives represented in our non-U.S. global database, which is constantly updated using several daily news sources to track changes such as executive turnover, mergers and acquisitions, and late breaking company news. We are also putting emphasis on more comprehensive financial information and regulatory filings. Examples include SEC filings, annual reports, analyst and industry reports, and detailed corporate family structure. Additionally, we believe that the acquisition of Australia-based NWC Research in July 2007 will help us grow in the Asia-Pacific region.

As we continue to enhance our international databases, we are aggressively pursuing high growth, emerging markets in the Asia-Pacific region, Western Europe, Australia, and South America. Using London as our international headquarters, we have sales offices in Hong Kong, New Delhi, Sydney and Singapore. We are in the process of opening sales offices in Mexico and South America.

In 2007, we announced our plan to compile a business database in the United Kingdom. This database, created from a variety of publicly available sources, currently contains information on approximately 2.6 million UK businesses, with growth expected to an eventual total of 3.1 million. We are also conducting telephone surveys to businesses in the database to augment the file with a variety of proprietary information, including: trading address, name of the owner or manager, number of employees per location, web site address (URL), years established, and whether the business is a single location or part of a larger company. We plan to market this database to small and large customers in the form of customized list products, online access, subscription services, and license agreements to value added resellers.

Competition

The business and consumer marketing information industry is highly competitive. We believe that the ability to provide highly accurate proprietary consumer and business databases along with data processing, database marketing, e-mail marketing and market research services under one roof is a key competitive advantage. We compete with several companies in each segment of our business. Our competitors include: Acxiom, Experian, Harte-Hanks Communications, Inc., Dun & Bradstreet, and a variety of companies in the market research industry. In addition, we may face competition from new entrants to the business and consumer marketing information industry as a result of the rapid expansion of the Internet, which creates a substantial new channel for distributing business information to the market. Many of our competitors have longer operating histories, better name recognition and greater financial resources than we do, which may enable them to implement their business strategies more readily than we can. We may not be able to compete successfully against current and future competitors.

Employees

As of December 31, 2007, we employed 4,815 persons on a full-time equivalent basis. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

Executive Officers of the Registrant

The executive officers of infoGROUP (including each of their titles, business experience for the past five years and ages) are set forth below as of July 31, 2008.

Name	Age	Position

Vinod Gupta	62	Chief Executive Officer (Principal Executive Officer)
Stormy L. Dean	50	Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)
Fred Vakili	54	Executive Vice President of Administration & Chief Administrative Officer
John H. Longwell	37	Secretary and Acting Executive Vice President for Business Conduct and General Counsel
Edward C. Mallin	58	President, Services Group
Gerard Miodus	51	President, Opinion Research
Dr. Greg Mahnke	56	President, Macro International
Mark Israelsen	55	President, Salesgenie.com

Vinod Gupta founded the Company in February 1972 and served as Chairman of the Board of Directors from its incorporation until July 16, 2008. Mr. Gupta has served as Chief Executive Officer of the Company from the time of its incorporation in 1972 until September 1997 and since August 1998. Mr. Gupta holds a B.S. in Engineering from the Indian Institute of Technology, Kharagpur, India, and an M.S. in Engineering and an M.B.A. from the University of Nebraska. Mr. Gupta also was awarded an Honorary Doctorate from the Monterey Institute of International Studies, an Honorary Doctorate from the University of Nebraska and an Honorary Doctorate from the Indian Institute of Technology. Mr. Gupta was nominated and confirmed to be the United States Consul General to Bermuda. Then, President Clinton nominated him to be the United States Ambassador to Fiji. Due to business commitments, he withdrew his name from consideration. He was appointed by President Clinton to serve as a Trustee of the Kennedy Center for the Performing Arts in Washington, D.C. Mr. Gupta is also a director of a mutual fund in the Everest mutual fund family.

Stormy L. Dean has served as Chief Financial Officer since February 2006 and as the Principal Accounting Officer of the Company since December 2005. Mr. Dean has been employed by the Company since 1995, except during the period from October 2003 to August 2004. He served as Chief Financial Officer of the Company from January 2000 through October 2003, as the Corporate Controller from September 1998 until January 2000 and as the acting Chief Financial Officer from January 1999 to August 1999. From August 1995 to September 1998, Mr. Dean served as the Company’s tax director. Mr. Dean holds a B.S. in Accounting from the University of Nebraska at Omaha, an M.B.A. from the University of Nebraska at Omaha, and a Certified Public Accountant certificate.

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

John H. Longwell has served as acting Executive Vice President for Business Conduct and General Counsel since July 16, 2008. He has served as Secretary since November 2006 and served as the Company’s General Counsel from November 2006 to July 16, 2008. From July 2005 to July 2006, Mr. Longwell was a law clerk to the Honorable Stephen G. Breyer of the United States Supreme Court. He practiced complex commercial litigation and regulatory law as an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York from October 2003 to April 2005, and Kellogg, Huber, Hansen, Todd, Evans & Figel, PLLC in Washington from October 2000 to June 2002. He clerked for the Honorable Douglas H. Ginsburg of the United States Court of Appeals for the District of Columbia Circuit from September 2002 to September 2003 and for the Honorable Vaughn R. Walker of the United States District Court for the Northern District of California from September 1999 to September 2000. He is a graduate of the University of Virginia and the University of Georgia School of Law.

Edward C. Mallin has served as President of the Services Group since January 2007. Prior to that Mr. Mallin served as President of infoUSA National Accounts (formerly known as Donnelley Marketing) since August 2005, as President of Walter Karl since June 1998, as Executive Vice President of the National Accounts Division from January 1997 to June 1998 and as President of Compilers Plus from January 1990 to May 1998. He was Executive Vice President of Compilers Plus prior to its acquisition by the Company in January 1990. Mr. Mallin holds a B.A. in Economics and a Masters in Business Administration and Planning from New York University.

Gerard Miodus has served as President of Opinion Research since December 2006. He has been with Opinion Research since 1982, serving in a wide variety of management positions. In 2006, he served as Managing Director, Executive Vice President for the U.S. Region. Prior to that, Mr. Miodus held the positions of Managing Director of Research Services and Managing Director of Information Services. Mr. Miodus holds a B.S. in Economics from Michigan State University.

Dr. Greg Mahnke has served as President of Macro International since November 2005. Dr. Mahnke has been with Macro International since 1988. He has a B.A. in Cultural Anthropology from the University of Montana, completed an M.A. in Cultural Anthropology at McGill University in 1981 and received his doctoral degree in Cultural Anthropology from Indiana University in 1987. Prior to assuming the role of President, Dr. Mahnke served as Executive Vice President and Managing Director of Macro’s Survey Research Division. He is a well-known survey methodologist and serves as Principal Investigator on a number of Macro’s key survey projects.

Mark Israelsen has served as President of Salesgenie.com since February 2008. From October 2005 to January 2008, he served as Senior Vice President of Global Professional Services at Salesforce.com. Mr. Israelsen served with Oracle Corporation from 1992 to 2005 in corporate and international roles as Vice President of Global Alliances, Group Vice President of Global Consulting Service Lines, Vice President of Asia Pacific Consulting, Regional Managing Director of S.E. Asia and Managing Director of Oracle Thailand. From 1989 to 1992, Mr. Israelsen served with Price Waterhouse as General Manager of Management Consulting Services in Thailand. He also served with Electronic Data Systems from 1978 to 1989 as Executive Director of International Administration, Regional Managing Director for Asia and in software product development management roles. Mr. Israelsen has served as Chairman of the Asia Pacific Council of American Chambers of Commerce and as President of the American Chamber of Commerce in Thailand. Mr. Israelsen holds a B.B.A. in Accounting from The George Washington University.

Website Information

We maintain websites at www.infoGROUP.com and www.infoUSA.com. Contents of the websites are not part of, or incorporated by reference, into this Annual Report. We have made available free of charge on our www.infoUSA.com website all annual and quarterly reports, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we have filed such material with, or furnished it to, the SEC.

Item 1A.	Risk Factors

Described below and throughout this Annual Report are certain risks that our management believes are applicable to our business and the industry in which we operate. There may be additional risks that are not presently material or known. There are also risks related to the economy, the industry and the capital markets that affect business generally, and us as well, which have not been described. If any of the described events occur, our business, results of operations, financial condition, liquidity or access to the capital markets could be materially adversely affected.

Our failure to timely file our Exchange Act reports with the SEC could jeopardize our listing on the NASDAQ Global Select Market, could reduce the liquidity of our common stock and could lead to a drop in the price of our common stock if our shares are suspended from trading or delisted.

Due to the investigation of the Special Litigation Committee, which is described in greater detail in Item 3 under the heading “Legal Proceedings” in this Annual Report, we were unable to timely file our annual report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2008 (the “First Quarter 2008 Form 10-Q”). Although we plan to make every effort to file our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2008 (the “Second Quarter Form 10-Q”) by the SEC’s filing extension deadline of August 18, 2008, we may not be able to do so because, to date, our attention has been focused on completing and filing the 2007 Form 10-K and the First Quarter 2008 Form 10-Q. If we are unable to file the Second Quarter Form 10-Q by the SEC’s filing deadline, the NASDAQ Listing Department will likely notify us pursuant to Rule 4804(a) of the NASDAQ Manual (the “Manual”) that we have failed to comply with Rule 4350(b)(1)(A) of the Manual and that our shares would be delisted. We plan to request a hearing before the NASDAQ Listing Qualifications Panel and make a request for a conditional listing on the NASDAQ Global Select Market until we are able to file the Second Quarter Form 10-Q.

If we are unable to satisfy the NASDAQ listing requirements, the NASDAQ Listing Qualifications Panel may delist our shares. The trading suspension or delisting of our shares would likely reduce the liquidity of our common stock and could lead to a drop in the market price of our common stock.

Our failure to timely prepare and file our Exchange Act reports with the SEC could result in the acceleration of amounts outstanding under our existing Credit Facility.

Failure to timely file our Exchange Act reports with the SEC constitutes an event of default under our existing credit facility entered into in February 2006 with Wells Fargo Bank, N.A., as Administrative Agent (the “Credit Facility”). As a result of the delay in filing our 2007 Form 10-K and First Quarter 2008 Form 10-Q, we entered into two amendments and waivers of default to our Credit Facility in March and June of 2008. These agreements (i) extended the time period for filing our 2007 Form 10-K, First Quarter 2008 Form 10-Q and Second Quarter 2008 Form 10-Q with the SEC and the delivery of our financial information to the lenders and (ii) granted us waivers of the event of default triggered by the delay in our SEC filings. The most recent amendment to the Credit Facility, which was entered into on June 27, 2008, extended the deadlines by which we must file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q to August 15, 2008, and the Second Quarter 2008 Form 10-Q to August 29, 2008. The filing deadlines set forth in the amendment to the Credit Facility are later than the SEC’s filing deadlines for these Exchange Act reports.

In the event we are unable to file our Exchange Act reports with the SEC and furnish the lenders with all of the financial information required under the amended Credit Facility by the new deadlines, the lenders under the Credit Facility could, among other things, agree to a further extension of the deadlines for the Exchange Act reports, exercise their right to accelerate the payment of all amounts then outstanding under the Credit Facility, enforce the security interests they hold in our assets or pursue further modifications with respect to the Credit Facility. We can make no assurances that there will be any future extensions of the time period for filing our Exchange Act reports with the SEC or furnishing required financial information to the lenders or that there will be a further waiver of the related event of default.

We have identified material weaknesses in our internal control over financial reporting and expect to incur substantial additional costs to address these control deficiencies and in connection with our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to the requirements of the Sarbanes-Oxley Act of 2002. Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to include a report with each Annual Report on Form 10-K regarding the Company’s internal control over financial reporting. As discussed in Item 9A, “Controls and Procedures” of this Annual Report, our management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 and has identified several material weaknesses in internal control over financial reporting. A detailed description of the material weaknesses is provided in Item 9A, “Controls and Procedures” of this Annual Report. Due to these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007.

We have engaged in, and continue to engage in, substantial time and efforts to address the material weaknesses in our internal control over financial reporting and expect to continue to engage in substantial time and efforts to address the control deficiencies in our internal control over financial reporting. We cannot be certain that any remedial measures we have taken or plan to take will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Our inability to remedy these identified material weaknesses or any additional deficiencies or material weaknesses that may be identified in the future, could, among other things, cause us to fail to file our Exchange Act reports with the SEC in a timely manner; prevent us from providing reliable and accurate financial information and forecasts or from avoiding or detecting fraud; or require us to incur further additional costs or divert management resources.

The Special Litigation Committee’s investigation, the SEC’s informal investigation and the pending Derivative Litigation have resulted in significant fees, costs and expenses, diverted management time and resources, and could have a material adverse effect on our business, financial condition and results of operations.

We have incurred significant professional fees, expenses and other costs in connection with the Special Litigation Committee’s investigation, responding to and cooperating with the SEC’s informal investigation, and in defending against the Derivative Litigation, each of which is described in Item 3, “Legal Proceedings” of this Annual Report. As of June 30, 2008, the Company has incurred $12.7 million in expenses related to these matters (including advancement of legal fees to individuals pursuant to our indemnification obligations). These expenses include $3.0 million in 2007 and $9.7 million for the six months ended June 30, 2008. In addition, our Board of Directors, management and employees have expended a substantial amount of time in connection with these matters, diverting resources and attention that would otherwise have been directed toward our operations and implementation of our business strategy. We expect to continue to spend additional time and incur additional professional fees, expenses and other costs in responding to and cooperating with the SEC’s informal investigation and in defending against the Derivative Litigation. In addition, if the SEC were to conclude that an enforcement action is appropriate as a result of its investigation or if we are not able to successfully defend against, or arrive at a satisfactory settlement agreement with respect to, the Derivative Litigation, we may divert even greater amounts of time from our management, Board of Directors and employees, and incur even greater fees, expenses and costs, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our potential indemnification obligations and limitations of our director and officer liability insurance may have a material adverse impact on our financial condition and results of operations.

Under Delaware law, our charter and bylaws and certain indemnification agreements between us and certain of our current and former directors and officers, we have an obligation to advance legal expenses and may have an obligation to indemnify our current and former directors and officers with respect to the informal SEC investigation and the Derivative Litigation. These indemnifiable obligations may not be reimbursable under our directors and officers’ liability insurance.

We have purchased directors and officers liability insurance. Our directors and officers liability insurance covers events for which payment obligations and the timing of payments are only determined in the future. The insurers could become insolvent and unable to fulfill their obligation to defend, pay or reimburse us for insured claims.

Under our directors and officers liability insurance policy, we are responsible for the cost of claims up to a self-insured limit. In addition, we cannot be sure that claims will not arise that are in excess of the limits of our insurance or that are not covered by the terms of our insurance policy. Due to these coverage limitations, we may incur significant unreimbursed costs to satisfy our indemnification obligations, which may have a material adverse effect on our financial condition and results of operations.

Our business would be harmed if we do not continue successfully to implement our Internet strategy.

We use the Internet as our primary vehicle to provide sales leads and database information to our customers. The Internet is widely accepted by businesses worldwide and is a very powerful distribution channel for information. Our Salesgenie, Salesgenie/Lite and other products are now being offered on the Internet on a subscription basis.

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

The business and consumer marketing information industry in which we operate is highly competitive. Intense competition could harm us by causing, among other things, price reductions, reduced gross margins, and loss of market share. Our competitors include: Acxiom, Experian, Harte-Hanks Communications, Inc., Dun & Bradstreet, and other companies in research. In addition, we may face competition from new entrants to the business and consumer marketing information industry as a result of the rapid expansion of the Internet, which creates a substantial new channel for distributing business information to the market. Many of our competitors have longer operating histories, better name recognition and greater financial resources than we do, which may enable them to implement their business strategies more readily than we can. We may not be able to compete successfully against current and future competitors.

Changes in the direct marketing industry and in the industries in which our customers operate may adversely affect our business.

Many large companies are reducing their use of direct mail advertising and increasing their use of on-line advertising, including e-mail, search words, and banner advertisements. As a result of this change in the direct marketing industry, such customers are purchasing less data for direct mail applications. In addition, several of our customers operate in industries, in particular the financial and telecommunications industries, that are undergoing consolidation. Such consolidation reduces the number of companies in those industries, and therefore may reduce the number of customers we serve. We are addressing these changes by offering products that integrate our data, data processing, database marketing and e-mail resources, and pursuing industries that are experiencing growth rather than consolidation. We cannot guarantee that the marketplace will accept these new products, or that we will be successful in entering new markets. If we do not gain acceptance for our new products or successfully enter new markets, our business, financial condition and results of operations would be adversely affected.

We are highly dependent on key personnel.

We are highly dependent on senior members of our management team. Loss of our key personnel would likely impede achievement of our research and development, operational, or strategic objectives. To be successful, we must retain key employees and attract additional qualified employees.

We are leveraged. If we are unable to service our debt as it becomes due, our business would be harmed.

As of December 31, 2007, we had total indebtedness of approximately $283.2 million. Substantially all of our assets are pledged as security under the terms of our existing Credit Facility.

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

Furthermore, as described above, the covenants in the Credit Facility require us to be current on our SEC filings and deliver certain financial statements to the lenders. If are unable to do so, there is no assurance that we can amend the Credit Facility to avoid having to meet this requirement or receive a waiver from lenders, and the Credit Facility may become immediately due and payable.

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

We provide marketing information and services to our customers in a variety of formats, including printed formats, magnetic media, DVD, and electronic media via the Internet. Advances in information technology may result in changing customer preferences for products and product delivery formats. If we do not successfully adapt our products and services to take advantage of changes in technology and customer preferences, our business, financial condition and results of operations would be adversely affected.

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

Our business strategy includes continued growth through acquisitions of complementary products, technologies or businesses. We have made over 35 acquisitions since 1996 and completed the integration of these acquisitions into our existing business. We continue to evaluate strategic opportunities available to us and intend to pursue opportunities that we believe fit our business strategy. Acquisitions of companies, products or technologies may result in the diversion of management’s time and attention from day-to-day operations of our business and may entail numerous other risks, including difficulties in assimilating and integrating acquired operations, databases, products, corporate cultures and personnel, potential loss of key employees of acquired businesses, difficulties in applying our internal controls to acquired businesses, and particular problems, liabilities or contingencies related to the businesses being acquired. To the extent our efforts to integrate future acquisitions fail, our business, financial condition and results of operations would be adversely affected.

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

We also license proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by the business partners to whom we grant non-exclusive licenses and by customers, they may take actions that could materially and adversely affect the value of our proprietary rights or our reputation. In addition, it cannot be assured that these licensees and customers will take the same steps we have taken to prevent misappropriation of our data solutions or technologies.

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

We have begun expanding internationally, and plan to expand in high growth, emerging international markets. International operations subject us to additional risks and challenges, including:

•	the need to develop new customer relationships;

•	difficulties and costs of staffing and managing foreign operations;

•	changes in and differences between domestic and foreign regulatory requirements;

•	price controls;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences;

•	lower per capita Internet usage and lack of appropriate infrastructure to support widespread Internet usage;

•	political and economic instability;

•	foreign currency fluctuations; and

•	tariffs and other trade barriers.

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

Government contractors are often subject to enhanced scrutiny with respect to corporate governance and other measures of business conduct. Matters arising from the Derivative Litigation and the informal SEC investigation may adversely effect the Company’s reputation in this regard, which in turn could jeopardize our government-contracting business.

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

Our government contracts are subject to audits and reviews by the U.S. federal government of our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations and standards. Responding to governmental audits, inquiries or investigations may involve significant expense and divert the attention of our management. An audit of our work, including an audit of work performed by companies we have acquired or may acquire, could result in a substantial adjustment to our revenues because any costs determined by the government to be improperly allocated to a specific contract will not be reimbursed, and revenues we have already recognized may need to be refunded. If a U.S. federal government audit results in allegations of improper or illegal activities by us or our employees and if we are unable to successfully defend against those allegations, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension, and / or debarment from doing business with U.S. federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us regardless of the merits of any such allegation. In addition, the U.S. federal government may conduct non-audit reviews on a majority of our government contracts, which in turn could lead to full audit reviews by the government.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in a 157,000 square foot facility in Omaha, Nebraska, where we perform sales and administrative activities. Administration and management personnel are also located in a 24,000 square foot facility in Omaha, Nebraska, which is adjacent to our headquarters. In 2006, we completed a 8,750 square foot training facility within walking distance of our headquarters. We have three locations in Carter Lake, Iowa. Our order fulfillment and printing operations are located within our 27,000 square foot building, shipping is conducted at our 18,500 square foot warehouse, and data center operations are split between our 27,000 square foot facility and our adjacent 32,000 square foot building; all of which are located within 15 miles of our headquarters. Data compilation, telephone verification, data and product development, and information technology services are conducted at our recently expanded 176,000 square foot Papillion, Nebraska facility which is located within 5 miles of our headquarters. Donnelley Marketing (formerly known as Catalog Vision) sales operations are performed in a 30,000 square foot location in Marshfield, Wisconsin. Recently we have been granted preliminary approval to build a 60,000 square foot sales, support and administrative building in Montebello, New York. We own these facilities, as well as adjacent land at certain locations for possible future expansion.

We lease sales office space at over 100 different locations in the United States, Canada, the United Kingdom, Australia and other countries.

Item 3.	Legal Proceedings

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

In February 2006, Cardinal Value Equity Partners, L.P., which has reported beneficial ownership of 5.7% of our stock, filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County (the

“Court”), against certain current and former directors of the Company, and the Company. The lawsuit was filed as a derivative action on behalf of the Company and as a class action on behalf of Cardinal Value Equity Partners, L.P. and other stockholders. The lawsuit asserted claims for breach of fiduciary duty and sought an order requiring the Company to reinstate a special committee of directors that had been formed in June 2005 to consider a proposal by Vinod Gupta to acquire the shares of the Company not owned by him. The special committee was dissolved in August 2005 after Mr. Gupta withdrew that proposal. The lawsuit also sought an order awarding the Company and the class unspecified damages. In May 2006, Cardinal amended its complaint to add several new allegations and named two additional directors of the Company as defendants. The Company and the individual defendants filed a motion to dismiss the lawsuit. On October 17, 2006, the Court granted that motion and dismissed the lawsuit without prejudice. The Court’s order permitted Cardinal to file an amended complaint within 60 days of the order. Cardinal subsequently filed a Third Amended Complaint, alleging derivative claims of breach of fiduciary duty and violations of Delaware law. In January 2007, the Court granted the defendants’ motion to consolidate the action with a similar action filed by Dolphin Limited Partnership I, L.P. et al. as discussed in the following paragraph (as consolidated, the “Derivative Litigation”).

In October 2006, Dolphin Limited Partnership I, L.P., Dolphin Financial Partners, L.L.C. and Robert Bartow filed a lawsuit in the Court against certain current and former directors of the Company, and the Company as a nominal defendant. The lawsuit was filed as a derivative action on behalf of the Company. The lawsuit asserts claims for breach of fiduciary duty and misuse of corporate assets, and seeks an order rescinding or declaring void certain transactions between the Company and Vinod Gupta, requiring the defendants to reimburse the Company for alleged damages and expenses relating to such transactions, and directing the Company to amend its Stockholder Rights Plan to include Mr. Gupta, his family and affiliates. The lawsuit also seeks an order awarding the Company unspecified damages. In January 2007, the Court ordered the case consolidated with a related lawsuit (described above) filed by Cardinal Value Equity Partners, L.P. Pursuant to the consolidation order entered by the court, Dolphin and Cardinal filed a consolidated complaint that essentially combines the claims that had been set forth in their respective individual complaints. Defendants moved to dismiss that complaint, and the motion was granted in part and denied in part on August 13, 2007 (the Court revised its opinion on August 20, 2007). See below for information with respect to the formation of a Special Litigation Committee of the Company’s Board of Directors (the “Special Litigation Committee”), which was established to review, among other things, the allegations included in the Derivative Litigation. As described below, the Derivative Litigation is currently stayed pursuant to an order of the Court.

In November 2007, the Company received a request from the Denver Regional Office of the SEC asking the Company to produce voluntarily certain documents as part of an informal SEC investigation. The requested documents relate to the allegations made in the Derivative Litigation and related party transactions, expense reimbursement, other corporate expenditures, and certain trading in the Company’s securities. The Company has cooperated fully, and intends to continue to cooperate fully, with the SEC’s request. Because the investigation is ongoing, the Company cannot predict the outcome of the investigation or its impact on the Company’s business. See below for information with respect to the formation of the Special Litigation Committee, which was established to review, among other things, the matters raised in the SEC’s informal investigation.

In December 2007, the Company’s Board of Directors formed the Special Litigation Committee in response to the consolidated complaint filed in the Derivative Litigation and in response to the SEC’s informal investigation of the Company and the related SEC request for voluntary production of documents. The Special Litigation Committee consists of five independent Board members: Robin S. Chandra (Chair), Clifton T. Weatherford, George H. Krauss, Bill L. Fairfield and Bernard W. Reznicek. The Special Litigation Committee, which retained the law firm of Covington & Burling LLP, has conducted an investigation of the matters that are the subject of the Derivative Litigation and the SEC’s informal investigation described above, as well as other related matters. Based on its review, the Special Litigation Committee determined on July 16, 2008 that various related party transactions, expense reimbursements and corporate expenditures were excessive and, in response, approved a series of remedial actions. The remedial actions are set forth in this Annual Report under Item 9A “Controls and Procedures.”

In March 2008, the Court granted the Special Litigation Committee’s request that the Derivative Litigation be stayed until June 30, 2008; this stay was subsequently extended by agreement of the parties until August 15, 2008. The SLC is currently conducting settlement discussions on behalf of the Company with all relevant parties, including the current and former directors of the Company named in the suit, Mr. Gupta, Cardinal, Dolphin, and Robert Bartow. A number of remedial measures are being developed in conjunction with settlement discussions connected to the shareholder derivative litigation and, as such, remain to be finalized. Other remedial measures have already been adopted by the SLC, and implementation as to many of them has already begun.

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

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock, $0.0025 par value, is traded on the NASDAQ Global Select Market under the symbol “IUSA.”

The following table sets forth the high and low sales prices for our Common Stock during each quarter of 2007 and 2006. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

Common Stock

	High	Low

2007
Fourth Quarter	$10.66	$8.45
Third Quarter	$10.65	$9.05
Second Quarter	$11.30	$9.11
First Quarter	$12.30	$9.01
2006
Fourth Quarter	$12.70	$8.26
Third Quarter	$10.59	$7.81
Second Quarter	$13.05	$9.38
First Quarter	$13.05	$10.20

On July 24, 2008, the last reported sale price in the NASDAQ National Market for our Common Stock was $5.26 per share. As of July 24, 2008, there were 110 stockholders of record of the Common Stock, and an estimated additional 3,200 stockholders who held beneficial interests in shares of Common Stock registered in nominee names of banks and brokerage houses.

On February 21, 2006, we paid a cash dividend of $0.23 per common share to stockholders of record on February 6, 2006. On March 5, 2007, we paid a cash dividend of $0.25 per common share and a special dividend of $0.10 per common share to stockholders of record on February 16, 2007. On March 5, 2008, we paid a cash dividend of $0.35 per common share to stockholders of record on February 18, 2008. Any decision to pay future dividends will be made by the Board of Directors. No assurance can be given that dividends will be paid in the future since they are dependent on our earnings, cash flows from operations and financial condition and other factors. The Credit Facility has certain restrictions on the ability to declare dividends on our common stock.

PERFORMANCE GRAPH

The following Performance Graph compares the cumulative total return to stockholders of the Company’s common stock from December 31, 2002 to December 31, 2007 to the cumulative total return over such period of (i) The Nasdaq Stock Market (U.S. Companies) Index, and (ii) the S&P Data Processing & Outsourced Services Index. The performance graph is not necessarily indicative of future investment performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
AMONG INFOGROUP INC., NASDAQ STOCK MARKET INDEX, AND
S&P DATA PROCESSING OUTSOURCED SERVICES INDEX

	31-Dec-02	31-Dec-03	31-Dec-04	31-Dec-05	31-Dec-06	31-Dec-07
infoGROUP Common Stock	$100.00	$149.09	$225.15	$224.17	$249.05	$193.10
NASDAQ (U.S. Companies)	$100.00	$149.52	$162.72	$166.18	$182.57	$197.98
S&P Data Processing & Outsourced Services Index	$100.00	$117.04	$123.40	$130.20	$143.68	$146.72

*	Assumes $100 invested on December 31, 2002 in infoGROUP Inc. Common Stock, Nasdaq Stock Market (U.S. Companies) Index, and S&P Data Processing & Outsourced Services Index.

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

The following selected consolidated financial data as of the end of, and for each of the years in the five-year period ended, December 31, 2007 are drawn from our audited Consolidated Financial Statements and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report. We have made several acquisitions since 2003 that would affect the comparability of historical data. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The audited Consolidated Financial Statements as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007, are included elsewhere in this Annual Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
		(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net sales	$688,773	$434,876	$383,158	$344,859	$311,345
Costs and expenses:
Cost of goods and services	276,042	116,487	108,106	102,838	87,074
Selling, general and administrative	286,458	224,879	185,873	170,755	147,872
Depreciation and amortization of operating assets	21,502	14,020	12,818	14,062	14,573
Amortization of intangible assets	17,495	14,909	18,098	15,875	13,276

Total costs and expenses	601,497	370,295	324,895	303,530	262,795

Operating income	87,276	64,581	58,263	41,329	48,550
Other income (expense):
Investment income (loss)	740	536	2,934	(190)	1,149
Interest expense	(21,315)	(11,810)	(11,841)	(9,210)	(11,547)
Other charges(1)	47	(68)	(190)	(3,157)	(6,385)

Income before income taxes	66,748	53,239	49,166	28,772	31,767
Income tax expense	25,806	19,939	17,659	10,934	12,072

Net income	$40,942	$33,300	$31,507	$17,838	$19,695

Basic earnings per share	$0.73	$0.61	$0.59	$0.34	$0.38

Diluted earnings per share	$0.73	$0.60	$0.58	$0.33	$0.38

Weighted average shares outstanding — basic	55,809	54,974	53,850	52,851	51,576

Weighted average shares outstanding — diluted	55,976	55,340	54,040	53,564	51,714

	December 31,
	2007	2006	2005	2004	2003

Consolidated Balance Sheet Data:
Working capital (deficit)	$(28,973)	$(34,949)	$(63,108)	$(56,737)	$(13,065)
Total assets	812,641	749,575	543,767	509,436	366,346
Long-term debt, including current portion	283,227	259,890	148,006	196,226	139,765
Stockholders’ equity	268,526	234,158	197,867	171,475	146,221

(1)	During 2004, we recorded other charges totaling $3.2 million including: (a) $0.6 million for non-amortized debt issue costs and a $1.5 million premium to purchase $30.0 million of our 9 1/2% Senior Subordinated Notes, (b) $0.1 million for non-amortized debt issue costs for a prior credit facility as a result of the financing of a new credit facility in March 2004, and (c) $1.0 million for an other-than-temporary decline in the value of a non-marketable equity investment. During 2003, we recorded other charges totaling $6.4 million including: (a) $1.6 million for non-amortized debt issue costs and a $3.2 million premium to purchase $67 million of our 9 1/2% Senior Subordinated Notes, (b) $0.8 million in bank fees to amend and restate the Senior Secured Credit Facility and $0.8 million in non-amortized costs associated with the previous Credit Facility.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

Overview

In 2007, we reorganized our segments both for operational and reporting purposes. In 2007, we reported results in three segments: the Data Group, the Services Group, and the Marketing Research Group. We believe that by organizing all of our businesses that sell proprietary content into a single segment, we are more effectively deploying sales and marketing resources. We also believe that the reorganization creates better opportunities for cross selling proprietary databases under one brand name. The fiscal years 2006 and 2005 financial information contained in this Annual Report has been revised to reflect the new segments.

Our initiatives for fiscal year 2007 included:

•	Continuing to migrate “one-time use” customers to “subscription-based” plans for our Internet-based services. We believe that a key to this effort is replacing revenue from declining traditional direct marketing products and services with revenue from our on-line Internet subscription services. We believe that subscription services offer enhanced annual revenue per customer, assure greater multi-year revenue retention, and, most importantly, provide greater value to our customers by providing Internet access to our content and customer acquisition and retention software tools.

•	Continuing to capture more information from the websites of businesses, such as description, executive names, titles and hours of operation.

•	Expanding international business and executive databases by adding content for China and Australia.

•	Expanding the presence of Yesmail, our e-mail technology company.

•	Increasing investments in merchandising, advertising and branding. The advertising campaigns include e-mail, print, television, radio, direct mail, and search word advertising, as well as the use of white glove client services. Most notable advertisements included three commercials that aired during the Super Bowl, on February 4, 2007, featuring Salesgenie.com.

•	Continuing the integration efforts related to Opinion Research Corporation, acquired in December 2006, by facilitating a strategic cross-selling plan.

•	Developing a call center for the Marketing Research Group based in Papillion, Nebraska that we believe will significantly reduce its cost of services.

•	Completion of the acquisition of expresscopy.com, a national market leader in short-run customized direct mail pieces such as direct response post cards, mailers, brochures, newsletters, flyers and business cards.

•	Completion of the acquisition of SECO Financial, a leader in financial services industry marketing.

•	Completion of the acquisitions of NWC Research in Australia, Guideline, Inc., and Northwest Research Group, which have expanded our international presence and have given us greater product offerings such as on-demand secondary research, market and competitive intelligence.

•	Announcing the acquisition of Direct Media, Inc., which was closed effective January 1, 2008. Direct Media, Inc. became part of our Services Group as a provider of list brokerage and list management services.

•	Implementing the plan to open infoUK.com in January 2008. infoUK.com is a new Manchester (England) based group that is compiling a database of all businesses in the United Kingdom. The database will be sold to small and large customers in the form of customized list products, online access, subscription services and license agreements to value-added resellers.

•	Implementing the plan to complete photographs of all businesses in the United States. Currently we have photographs for approximately 3.0 million businesses. The high quality photos have been very well received by our customers and are being used by many major search engines.

Financial Performance

Operating income for 2007 was $87.3 million, or 13% of net sales, up from $64.6 million, or 15% of net sales, for 2006. The primary reason for the decrease in operating income as a percentage of sales was the result of acquisitions in our Marketing Research Group, which were acquired beginning in December 2006. These acquisitions were integrated into our Company throughout 2007 and resulted in lower operating profit margins for the Marketing Research Group as compared to that of our Data Group or Services Group.

Mergers and Acquisitions

Internal revenue growth is our primary objective. However, we still pursue opportunities for strategic acquisitions. As described in the notes to the accompanying consolidated financial statements, we acquired the following entities in 2007: (1) expresscopy.com, a provider of printing and mailing services (2) Guideline, Inc., a provider of customer business and market research and analysis (3) NWC Research, a provider of research services, (4) SECO Financial, a provider of financial services industry marketing, and (5) Northwest Research Group, a provider of research services. During 2006, we acquired the following entities: (1) Mokrynskidirect, a provider of list brokerage and list management services, (2) Digital Connexxions Corp., a provider of e-mail marketing services, (3) Rubin Response Services Inc., a provider of list brokerage and list management services, and (4) Opinion Research Corporation, a provider of social and market research services.

We have systematically integrated the operations of the acquired companies into existing operations. Due to recent and potential future acquisitions, future results of operations may vary from and may not be directly comparable to historical data.

Summary of Acquisitions

Through acquisitions, we have increased our presence in the consumer marketing information industry, greatly increased our ability to provide data processing and e-mail marketing solutions, increased our presence in list management and list brokerage services and broadened our offerings of business and consumer marketing information. Additionally, most recently we have added research businesses to complement our existing services. The following table summarizes the more significant acquisitions since January 1, 2003:

		Principal
		Business	Type of		Transaction
Acquired Company	Key Asset	Segment	Acquisition	Date Acquired	Value(1)
					(In millions)

Yesmail	E-mail solutions provider and e-mail list business	Services group	Stock purchase	March 2003	4
Markado	E-mail solutions provider and e-mail list business	Services group	Asset purchase	September 2003	1
Triplex	Data processing services	Services group	Stock purchase	February 2004	8
Edith Roman	List brokerage and management services	Services group	Stock purchase	June 2004	14
OneSource	International database and Internet browser applications	Data group	Stock purchase	June 2004	109
@Once	E-mail solutions provider and e-mail list business	Services group	Asset purchase	January 2005	8
Millard Group	List brokerage and management services	Services group	Stock purchase	November 2005	14
Mokrynskidirect	List brokerage and management services	Services group	Asset purchase	June 2006	7
Digital Connexxions Corp.	E-mail solutions provider and e-mail list business	Services group	Asset purchase	October 2006	4
Rubin Response Services, Inc.	List brokerage and management services	Services group	Asset purchase	November 2006	2
Opinion Research Corporation	Social and market research services	Research group	Stock purchase	December 2006	132
expresscopy.com	Printing and mailing services	Data group	Asset purchase	June 2007	8
NWC Research	Social and market research services	Research group	Asset purchase	July 2007	8
Guideline, Inc.	Market research services	Research group	Stock purchase	August 2007	39
Northwest Research Group	Market research services	Research group	Asset purchase	October 2007	2
SECO Financial	Financial services industry marketing	Data group	Asset purchase	October 2007	1

(1)	Transaction value includes total consideration paid including cash paid, debt and stock issued plus long-term debt repaid or assumed at the date of acquisition as well as subsequent purchase price adjustments.

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

Fiscal Year	Amount

2003	$13,276
2004	15,875
2005	18,098
2006	14,909
2007	17,495

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

Revenue recognition.  Revenue from the sale of prospect lists (paper form or electronic), mailing labels, published directories, other sales lead products, and DVD information products are recognized upon shipment. These product sales are typically evidenced by a written purchase order or by credit card authorization.

List management revenue is recognized net of costs upon shipment of a list to a third party. List brokerage revenue is recognized net of costs upon verification from the third party of the actual list used and shipped.

Data processing and e-mail customer retention solution revenues are billed on a time and materials basis, with the recognition of revenue occurring as the services are rendered and accepted by the customer.

Revenues from the licensing of our data to third parties and the sale of our subscription-based products are recognized on a straight-line basis over the life of the agreement, when we commit to provide the customer either continuous data access (i.e., “24/7” access via the Internet) or updates of data files over a period of time. Licenses and subscriptions are evidenced by written contracts. We also license data to customers with no such commitments. In those cases, we recognize revenue when the data is shipped to the customer, provided all revenue recognition criteria have been met.

Services performed in the Marketing Research Group vary from contract to contract and are not uniformly performed over the term of the arrangement.

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

Unbilled receivables are invoiced based upon the achievement of specific events as defined by each contract including deliverables, timetables and incurrence of certain costs. Unbilled receivables are classified as a current asset. Reimbursements of out-of-pocket expenses are included in revenues with corresponding costs incurred by us included in cost of revenues.

We assess collectibility of revenues and our allowance for doubtful accounts based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. An allowance for doubtful accounts is established to record our trade accounts receivable at estimated net realizable value. If we determine that collection of revenues is not reasonably assured at or prior to the delivery of our products, we recognize revenue upon the receipt of cash. Cash-basis revenue recognition periodically occurs in those cases where we sell or license our information products to a poorly capitalized company, such as an Internet startup company. However, sales recognized on this basis are not a significant portion of our total revenues.

Database Costs.  Our database and production costs are generally charged to expense as incurred and relate principally to maintaining, verifying and updating our databases, fulfilling customer orders and the production of DVD titles. Costs to develop new databases are capitalized and amortized upon the successful completion of the databases, over a period ranging from one to five years. Our cost of maintaining consumer and business databases does not necessarily vary directly with revenues since a significant portion of the cost is the maintenance and verification of our existing data. Consequently, operating income may vary significantly with changes in revenue from period-to-period, as our ability to adjust certain elements of our cost structure is limited in the short-run.

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

Valuation of long-lived and intangible assets and goodwill.  We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we considered important, which could trigger an impairment review, included the following:

•	significant underperformance relative to historical or projected future operating results,

•	significant changes in the manner or use of the acquired assets or the strategy for our overall business,

•	significant negative industry or economic trends,

•	significant decline in our stock price, and

•	our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on estimated fair value of the assets. Net property and equipment, net intangible assets, long-lived assets, and goodwill amounted to $601.2 million as of December 31, 2007.

We completed an impairment test as of October 31, 2007 and 2006, respectively, and determined that no impairment existed. The goodwill impairment test is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired, and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step is essentially a purchase price allocation exercise, which allocates the newly determined fair value of the reporting unit to the assets. For purposes of the allocation, the fair values of all assets, including both recognized and unrecognized intangible assets, are determined. The residual goodwill value is then compared to the carrying value of goodwill to determine the impairment charge.

At December 31, 2007, we had three reporting units that had goodwill and therefore required testing pursuant to Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The three reporting units represent a subset of the operating segments reported upon in the accompanying financial statements.

We used the Gordon growth model to calculate residual values. The Gordon growth model refers to the concept of taking the residual year cash flow and determining the value of a growing, perpetual annuity. The long-term growth rate used for each reporting unit was 2.5%. We used weighted-average costs of capital ranging from 12.9% to 15.9% in our discounted cash flows analysis.

Income Taxes.  Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but would not be limited to, the likelihood we would realize the benefits of net operating loss carryforwards, the adequacy of valuation allowances, and the rates used to measure transactions with foreign subsidiaries. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that either domestic or foreign taxing authorities could challenge those judgments and estimates and draw conclusions that would cause us to incur tax liabilities in excess of those currently recorded. Changes in the geographical mix or estimated amount of annual pretax income could impact our overall effective tax rate.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from the statement of operations data expressed as a percentage of net sales. The amounts and related percentages may not be fully comparable due to our acquisition of @Once in January 2005, Millard Group in November 2005, Mokrynskidirect in June 2006, Digital Connexxions Corp. in October 2006, Rubin Response Services Inc. in November 2006, Opinion Research Corporation in December 2006, expresscopy.com in June 2007, NWC Research in July 2007, Guideline, Inc. in August 2007, Northwest Research Group and SECO Financial in October 2007.

	Year Ended December 31,
	2007	2006		2005

Consolidated Statement of Operations Data:
Net sales	100%		100%	100%
Costs and expenses:
Cost of goods and services	40		27	29
Selling, general and administrative	41		52	48
Depreciation of operating assets	3		3	3
Amortization of intangible assets	3		3	5

Total operating costs and expenses	87		85	85

Operating income	13		15	15
Other expense, net	(3)		(2)	(2)

Income before income taxes	10		13	13
Income tax expense	4		5	5

Net income	6%		8%	8%

Other Data:		($	in millions )
Sales by Segment:
Data group	$330.5		$299.4	$291.6
Services group	136.8		120.9	91.6
Marketing Research group	221.5		14.6	—

Total	$688.8		$434.9	$383.2

Sales by Segment as a Percentage of Net Sales:
Data group	48%		69%	76%
Services group	20		28	24
Marketing Research group	32		3	—

Total	100%		100%	100%

2007 Compared to 2006

Net sales

Net sales for 2007 were $688.8 million, an increase of 58% from $434.9 million for 2006.

Net sales of the Data Group for 2007 were $330.5 million, a 10% increase from $299.4 million for 2006. 2007 net sales of the Data Group included $9.9 million received from the final settlement in a lawsuit, which was originally commenced in December 2001, against Naviant, Inc. (now known as BERJ, LLP) in the District Court for Douglas County, Nebraska for breach of a database license agreement. Additionally, 2007 net sales of the Data Group included the results of expresscopy.com, acquired in June 2007 and SECO Financial, acquired in October 2007. The remaining increase is principally due to the growth of the segment’s subscription revenues, which includes Salesgenie.com, Salesgenie.com/Lite, SalesLeadsUSA.info and Credit.net. The Data Group provides our proprietary databases and database marketing solutions, and principally engages in the selling of sales lead generation and consumer DVD products to small to medium-sized companies, small office and home office businesses and individual consumers. Customers purchase our information as custom lists or on a subscription basis primarily from the Internet. Sales of subscription-based products require us to recognize revenues over the subscription period instead of at the time of sale. This segment also includes the licensing of our databases to value-added resellers.

Net sales of the Services Group for 2007 were $136.8 million, a 13% increase from $120.9 million for 2006. The majority of the increase in the Services Group is related to the acquisitions of Digital Connexxions Corp. in October 2006 and Rubin Response Services, Inc. in November 2006, as well as growth in the Yesmail division as e-mail marketing is becoming a bigger part of corporate advertising. The Services Group provides e-mail marketing solutions, list brokerage and list management services and online interactive marketing services to large companies in the United States, Canada and globally.

Net sales of the Marketing Research Group for 2007 were $221.5 million, an increase from $14.6 million for 2006. The Marketing Research Group was established in 2006 and the net sales for 2006 reflect the revenue of Opinion Research Corporation since its acquisition date on December 4, 2006. The primary reason for the increase in net sales of the Marketing Research Group is related to the acquisitions of Guideline, Inc., NWC Research and Northwest Research Group during 2007, and reporting a full year of results for Opinion Research Corporation.

Cost of goods and services

Cost of goods and services for 2007 were $276.0 million, or 40% of net sales, compared to $116.5 million, or 27% of net sales for 2006.

Cost of goods and services of the Data Group remained relatively level as a percentage of net sales. For 2007, cost of goods and services of the Data Group were $83.8 million, or 25% of net sales, compared to $73.9 million, or 25% of net sales for 2006.

Cost of goods and services of the Services Group for 2007 were $32.7 million, or 24% of net sales, compared to $28.8 million, or 24% of net sales for 2006. The majority of the increase in the Services Group is related to an increase in costs associated with e-mail marketing due to the growth in the Yesmail division, which resulted in higher costs, while keeping the percentage of net sales relatively level.

Cost of goods and services of the Marketing Research Group for 2007 were $156.1 million, or 70% of net sales, compared to $10.7 million, or 73% of net sales for 2006. The primary reason for the increase in cost of goods and services of the Marketing Research Group is related to the acquisitions of Guideline, Inc., NWC Research and Northwest Research Group during 2007, and reporting a full year of results for Opinion Research Corporation. These costs include subcontract labor costs, direct sales and labor costs and direct programming costs associated with providing the research services performed by the Marketing Research Group.

Cost of goods and services of Corporate Activities for 2007 were $3.5 million, compared to $3.1 million for 2006. These costs related to services to support the Company’s network administration and help desk functions.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2007 were $286.5 million, or 41% of net sales, compared to $224.9 million, or 52% of net sales for 2006.

Selling, general and administrative expenses of the Data Group for 2007 were $142.1 million, or 43% of net sales, compared to $139.9 million, or 47% of net sales for 2006. During 2007, we recorded an immaterial correction of an error to decrease the liability related to marketing expenses of $1.5 million for years 2005 and 2006 because the amounts were no longer owed. This decrease to direct mail expense was offset by an increase in advertising related to television advertisements that aired during the year, including advertisements during the U.S. Open Tennis Championship and the National Football League and college football games. The majority of the increase for 2007 is due to $4.6 million in costs associated with the television advertisements that aired during the Super Bowl in February 2007, as well as television advertisements that aired during other sporting events, and costs related to the restructuring of infoUSA National Accounts. See Note 16 to Notes to consolidated financial statements for further detail regarding the restructuring of infoUSA National Accounts.

Selling, general and administrative expenses of the Services Group for 2007 were $61.9 million, or 45% of net sales, compared to $57.8 million, or 48% of net sales for 2006. The majority of the increase in the Services Group is related to the acquisitions of Digital Connexxions Corp. in October 2006 and Rubin Response Services, Inc. in November 2006, as well as an increase in costs associated with e-mail marketing due to the growth in the Yesmail division, which resulted in higher costs, but a lower percentage of net sales.

Selling, general and administrative expenses of the Marketing Research Group for 2007 were $44.5 million, or 20% of net sales, compared to $2.7 million, or 19% of net sales for 2006. The primary reason for the increase in selling, general and administrative expenses of the Marketing Research Group is related to the acquisitions of Guideline, Inc., NWC Research and Northwest Research Group during 2007, and reporting a full year of results for Opinion Research Corporation.

Selling, general and administrative expenses of Corporate Activities for 2007 were $38.0 million, compared to $24.4 million for 2006. This includes selling, general and administrative costs that cannot be directly attributed to the revenue producing segments. The majority of the increase is related to an increase in headcount for our corporate headquarters, accounting and finance, legal and administration groups as required to support our recent acquisitions, including our acquisition of Opinion Research Corporation in December of 2006. Additionally, we incurred an increase in professional fees and business development expenses, which included legal fees related to the derivative litigation. See Note 15 to Notes to consolidated financial statements for further detail regarding the derivative litigation.

The Company adopted SFAS 123R, “Share-Based Payment” (“SFAS 123R”), in January 2006, which requires measurement of compensation cost for all share-based payment awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS 123R resulted in a charge of $0.8 million for 2007, compared to $1.2 million for 2006. See Note 10 to Notes to consolidated financial statements for further detail regarding accounting for share-based payments.

Depreciation expense

Depreciation expense for 2007 totaled $21.5 million, or 3% of net sales, compared to $14.0 million, or 3% of net sales for 2006.

Depreciation expense of the Data Group for 2007 was $9.7 million, or 3% of net sales, compared to $7.8 million, or 3% of net sales for 2006. The increase in depreciation expense is attributed to facility expansions and remodeling, a full year of depreciation expense for hardware purchases associated with our disaster recovery plan, as well as depreciation expense associated with equipment purchased to support the increased demand from the Company’s advertisements.

Depreciation expense of the Services Group for 2007 was $4.6 million, or 3% of net sales compared to $3.0 million, or 2% of net sales for 2006. The increase in depreciation expense for the Services Group is due to the addition of fixed assets from the acquisitions of Digital Connexxions Corp. and Rubin Response Services, Inc., as well depreciation expense for additional hardware, purchased to support our Yesmail e-mail technology platform.

Depreciation expense of the Marketing Research Group for 2007 was $4.1 million, or 2% of net sales compared to $0.3 million, or 2% of net sales for 2006. The primary reason for the increase in depreciation expense of the Marketing Research Group is related to the acquisitions of Guideline, Inc., NWC Research and Northwest Research Group during 2007, and reporting a full year of results for Opinion Research Corporation.

Depreciation expense of Corporate Activities for 2007 was $3.1 million, compared to $2.9 million for 2006. The increase in depreciation expense is attributed to a full year of depreciation expense for hardware purchases associated with our disaster recovery plan.

Amortization expense

Amortization expense for 2007 totaled $17.5 million, or 3% of net sales, compared to $14.9 million, or 3% of net sales for 2006.

Amortization expense of the Data Group for 2007 was $6.9 million, or 2% of net sales, compared to $12.4 million, or 4% of net sales for 2006. The decrease in amortization expense for the Data Group is due to certain identifiable intangible assets from the Donnelley Marketing, OneSource, Database America and ProCD acquisitions becoming fully amortized since June 2006.

Amortization expense of the Services Group for 2007 was $3.9 million, or 3% of net sales, compared to $2.1 million, or 2% of net sales for 2006. The increase in amortization expense for the Services Group is due to the addition of identifiable intangible assets from the acquisitions of Mokrynskidirect, Digital Connexxions Corp. and Rubin Response Services, Inc.

Amortization expense of the Marketing Research Group for 2007 was $6.7 million, or 3% of net sales, compared to $0.4 million, or 3% of net sales for 2006. The primary reason for the increase in net sales of the Marketing Research Group is related to the additional amortization expense for the intangible assets from the acquisitions of Opinion Research Corporation, Macro International, Guideline, Inc., NWC Research and Northwest Research Group.

Operating income

As a result of the factors previously described, the Company had operating income of $87.3 million, or 13% of net sales, during 2007, compared to operating income of $64.6 million, or 15% of net sales for 2006.

Operating income for the Data Group for 2007 was $88.0 million, or 27% of net sales, as compared to $65.3 million, or 22% of net sales for 2006. Operating income for the Data Group for 2007 included $9.2 million, which is net of related expenses, from the Naviant lawsuit settlement.

Operating income for the Services Group for 2007 was $33.7 million, or 25% of net sales, as compared to $29.2 million, or 24% of net sales for the segment, for 2006.

Operating income for the Marketing Research Group for 2007 was $10.2 million, or 5% of net sales, as compared to $0.5 million, or 3% of net sales for 2006.

Operating loss for Corporate Activities for 2007 was $44.6 million, compared to $30.4 million for 2006.

Other expense, net

Other expense, net was $(20.5) million, or 3% of net sales, and $(11.3) million, or 2% of net sales, for 2007 and 2006, respectively. Other expense, net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating expense of the Company. The majority of the other expense, net was for interest expense, which was $21.3 million and $11.8 million for 2007 and 2006, respectively. The increase in interest expense is due to the increase in debt in December 2006 to fund the acquisition of Opinion Research Corporation for $131.5 million, and the increase in debt in August 2007 to fund the Guideline, Inc. acquisition for which we borrowed $28.0 million.

Income taxes

A provision for income taxes of $25.8 million and $19.9 million was recorded during 2007 and 2006, respectively. The effective income tax rate for 2007 was 37%, compared to 36% for 2006.

2006 Compared to 2005

Net sales

Net sales for 2006 were $434.9 million, an increase of 13% from $383.2 million for 2005.

Net sales of the Data Group for 2006 were $299.4 million, a 3% increase from $291.6 million for 2005. The increase in net sales is principally due to the growth of the segment’s subscription revenues which includes Salesgenie.com, Salesgenie.com/Lite, SalesLeadsUSA.info and Credit.net.

Net sales of the Services Group for 2006 were $120.9 million, a 32% increase from $91.6 million for 2005. The majority of the increase in the Services Group is related to the acquisition of Millard Group in November 2005, Mokrynskidirect in June 2006, Digital Connexxions Corp. in October 2006 and Rubin Response Services, Inc. in November 2006, as well as growth in the Yesmail division as e-mail marketing is becoming a bigger part of corporate advertising.

Net sales of Marketing Research Group for 2006 were $14.6 million, which reflects the revenue of Opinion Research Corporation since the acquisition date of December 4, 2006.

Cost of goods and services

Cost of goods and services for 2006 were $116.5 million, or 27% of net sales, compared to $108.1 million, or 29% of net sales for 2005.

Cost of goods and services of the Data Group for 2006 were $73.9 million, or 25% of net sales, compared to $78.2 million, or 26% of net sales for 2005. Costs decreased in 2006 due to payments in 2005, including a $1.5 million contract termination fee for our previous mainframe processor, as well as renegotiated contracts for several of our data providers.

Cost of goods and services of the Services Group for 2006 were $28.8 million, or 24% of net sales, compared to $27.7 million, or 30% of net sales for 2005. The majority of the increase in the Services Group is related to the acquisitions of Millard Group in November 2005, Mokrynskidirect in June 2006, Digital Connexxions Corp. in October 2006 and Rubin Response Services, Inc. in November 2006, as well as an increase in costs associated with e-mail marketing due to the growth in the Yesmail division, which resulted in higher costs, while keeping the percentage of net sales relatively level.

Cost of goods and services of the Marketing Research Group for 2006 were $10.7 million, or 73% of net sales. The Marketing Research Group was established in 2006 and the cost of goods and services for 2006 reflects the expenses of Opinion Research Corporation since its acquisition date on December 4, 2006.

Cost of goods and services of Corporate Activities for 2006 were $3.1 million, compared to $2.2 million for 2005. These costs related to services to support the Company’s network administration and help desk functions.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2006 were $224.9 million, or 52% of net sales, compared to $185.9 million, or 48% of net sales for 2005.

Selling, general and administrative expenses of the Data Group for 2006 were $139.9 million, or 47% of net sales, compared to $127.7 million, or 43% of net sales for 2005. The increase in selling, general and administrative expenses for the Data Group principally related to the increase in advertising and marketing costs for the subscription products.

Selling, general and administrative expenses of the Services Group for 2006 were $57.8 million, or 48% of net sales, compared to $38.9 million, or 42% of net sales for 2005. The majority of the increase in the Services Group is related to the acquisitions of Millard Group in November 2005, Mokrynskidirect in June 2006, Digital Connexxions Corp. in October 2006 and Rubin Response Services, Inc. in November 2006, as well as an increase in costs associated with e-mail marketing due to the growth in the Yesmail division.

Selling, general and administrative expenses of the Marketing Research Group for 2006 were $2.7 million, or 18% of net sales, which reflects the selling, general and administrative expenses of Opinion Research Corporation since the acquisition date of December 4, 2006.

Selling, general and administrative expenses of Corporate Activities for 2006 were $24.4 million, compared to $19.3 million for 2005. The increase in Selling, general and administrative expenses for Corporate Activities is due to an increase in headcount within the administration and accounting and finance divisions, as well as costs incurred for the proxy contest in connection with our 2006 annual meeting of stockholders.

We adopted SFAS No. 123(R) in January 2006, which requires measurement of compensation cost for all share-based payment awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS No. 123(R) resulted in a charge of $1.2 million for 2006, compared to a benefit of $0.3 million for 2005. The benefit in 2005 was related to non-employee consulting agreements executed in previous years. See Note 10 to Notes to consolidated financial statements for further detail regarding the accounting for share-based payments.

Depreciation and amortization of operating assets

Depreciation expense for 2006 was $14.0 million, or 3% of net sales, compared to $12.8 million, or 3% of net sales for 2005.

Depreciation expense of the Data Group for 2006 was $7.8 million, or 3% of net sales, compared to $6.1 million, or 2% of net sales for 2005. The increase in depreciation expense is attributed to additional hardware purchases associated with our disaster recovery plan, as well as equipment purchased to support the additional requirements from the increase in the demand of our subscription business.

Depreciation expense of the Services Group for 2006 was $3.0 million, or 2% of net sales, compared to $3.0 million, or 2% of net sales for 2005.

Depreciation expense of the Marketing Research Group for 2006 was $0.3 million, or 2% of net sales, which reflects the depreciation expense of Opinion Research Corporation since the acquisition date of December 4, 2006.

Depreciation expense of Corporate Activities for 2006 was $2.9 million, compared to $3.7 million for 2005. The decrease in depreciation expense is attributed to various assets becoming fully depreciated in 2006.

Amortization of intangible assets

Amortization expense for 2006 was $14.9 million, or 3% of net sales, compared to $18.1 million, or 5% of net sales for 2005.

Amortization expense of the Data Group for 2006 was $12.4 million, or 4% of net sales, compared to $17.4 million, or 6% of net sales for 2005. The decrease in amortization expense for the Data Group is due to certain identifiable intangible assets from the Donnelley Marketing acquisition becoming fully amortized since June 2006.

Amortization expense of the Services Group for 2006 was $2.1 million, or 2% of net sales, compared to $0.7 million, or 1% of net sales for 2005. The increase in amortization expense for the Services Group is due to the addition of identifiable intangible assets from the acquisitions of Millard Group, Mokrynskidirect, Digital Connexxions Corp. and Rubin Response Services, Inc.

Amortization expense of the Marketing Research Group for 2006 was $0.4 million, or 3% of net sales, which reflects the amortization expense of Opinion Research Corporation since the acquisition date of December 4, 2006.

Operating income

Including the factors previously described, we had operating income of $64.6 million, or 15% of net sales during 2006, compared to operating income of $58.3 million, or 15% of net sales for 2005. The increase in operating income is a result of the following items: (1) organic growth of approximately 4% for the Company as a whole, (2) solid expense management, and (3) the successful integration of acquisitions made in 2005 and 2006 into our structure, which allowed us to eliminate redundant costs.

Operating income for the Data Group for 2006 was $65.3 million, or 22% of net sales, as compared to $62.2 million, or 21% of net sales for 2005. The increase in operating income for the Data Group is principally due to the growth of the segment’s subscription divisions.

Operating income for the Services Group for 2006 was $29.2 million, or 24% of net sales, as compared to $21.3 million, or 23% of net sales for 2005. The increase in operating income is principally due to the strong performances of the e-mail technology companies and the list brokerage and list management businesses including the performance of the acquisitions made in 2006, which included Mokrynskidirect, Digital Connexxions Corp. and Rubin Response Services, Inc.

Operating income for the Marketing Research Group for 2006 was $0.5 million, or 3% of net sales. This includes activity since the date of acquisition of December 4, 2006.

Other (expense), net

Other expense, net was $(11.3) million, or 2% of net sales, and $(9.1) million, or 2% of net sales, for 2006 and 2005, respectively. Other expense, net is comprised of interest expense, investment income (loss) and other income or expense items, which do not represent components of our operating income and operating expense.

Interest expense was $11.8 million for both 2006 and 2005. Investment income was $0.5 million and $2.9 million for 2006 and 2005, respectively. The decrease is due to fewer gains recorded in 2006 as compared to 2005 for marketable securities on the open market.

Income taxes

A provision for income taxes of $19.9 million and $17.7 million was recorded during 2006 and 2005, respectively. The effective income tax rate for both periods was 36%.

Liquidity and Capital Resources

Overview

On March 16, 2007, the Company amended its Senior Secured Credit Facility that was entered into on February 14, 2006. The amendment increased the Company’s outstanding Term Loan B by $75 million. Proceeds from this increase were used to reduce amounts outstanding under the Company’s revolving credit facility. The pricing, principal amortization and maturity date of the expanded Term Loan B remain unchanged from the existing terms. As previously reported, on May 16, 2007, the Company further amended its Senior Secured Credit Facility (as amended on March 16, 2007 and May 16, 2007, the “2006 Credit Facility”) in order to (1) allow the mortgage loan transactions between the Company and Suburban Capital and (2) waive any default of the 2006 Credit Facility which might otherwise occur by reason of such transactions.

At December 31, 2007, the term loan had a balance of $172.3 million, bearing an average interest rate of 6.83%. The revolving line of credit had a balance of $59 million, bearing an interest rate of 6.94%, and $116 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility.

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

We are subject to certain financial covenants in the 2006 Credit Facility, including a minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on EBITDA (“earnings before interest expense, income taxes, depreciation and amortization”), as adjusted, providing for adjustments to EBITDA for certain agreed upon items including non-operating gains (losses), other charges (gains), asset impairments, non-cash stock compensation expense and other items specified in the 2006 Credit Facility.

In light of the ongoing investigation as described in Note 15 to Notes to consolidated financial statements, the Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) by the SEC’s filing deadline. Failure to timely file the 2007 Form 10-K and provide annual financial statements to the lenders under the 2006 Credit Facility would have constituted a default under the Credit Agreement. Therefore, on March 26, 2008, the Company and the lenders entered into a Third Amendment (the

“Third Amendment”) to the 2006 Credit Facility, which, among other things: (1) extended the deadlines by which the Company must file the 2007 Form 10-K and Form 10-Q for the quarter ended March 31, 2008 and provide certain annual and quarterly financial statements to the lenders; (2) waived any other defaults arising from these filing delays; and (3) modified the covenant related to operating leases. On June 27, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Fourth Amendment (the “Fourth Amendment”) to the 2006 Credit Facility (as amended by the Third Amendment and the Fourth Amendment, the “Amended 2006 Credit Facility”), which extended the deadlines by which the Company must file the 2007 Form 10-K and the Form 10-Q for the period ended March 31, 2008 to August 15, 2008, and the Form 10-Q for the period ended June 30, 2008 to August 29, 2008. As a result of the amendments, the Company is in compliance with all restrictive covenants of the Amended 2006 Credit Facility.

The Amended 2006 Credit Facility provides that we may pay cash dividends on our common stock or repurchase shares of our common stock provided that (1) before and after giving effect to such dividend or repurchase, no event of default exists or would exist under the credit agreement, (2) before and after giving effect to such dividend or repurchase, our consolidated total leverage ratio is not more than 2.75 to 1.0, and (3) the aggregate amount of all cash dividends and stock repurchases during any loan year does not exceed $20 million, except that there is no cap on the amount of cash dividends or stock repurchases so long as, after giving effect to the dividend or repurchase our consolidated total leverage ratio is not more than 2.00 to 1.0.

On May 23, 2007, the Company entered into mortgage loan transactions with Suburban Capital. As part of the transactions, the Company transferred the titles to the Company’s headquarters in Ralston, Nebraska, and its data compilation facility in Papillion, Nebraska, to newly formed limited liability companies, and these properties will serve as collateral for the transactions. The Company entered into long-term lease agreements with these subsidiaries for the continued and sole use of the properties. We also entered into guaranty agreements wherein we guarantee the payment and performance of various obligations as defined in the agreements including, under certain circumstances, the mortgage debt. In late July 2007, the loans were sold on the secondary market as part of a collateralized mortgage-backed securitization transaction. Midland Loan Services became the loan service provider for the mortgage loans, but terms of the notes and deeds of trust were otherwise unchanged by this transaction. The loans have a term of ten years and were priced with a fixed coupon rate of 6.082%. Payments will be interest only for the first five years; for years six through ten, payments will be comprised of principal and interest based upon a thirty year amortization. Proceeds from this transaction were approximately $41.1 million before fees and expenses. The proceeds were used to retire the existing debt for the Papillion and Ralston facilities of approximately $12.8 million and the remaining net proceeds of $26.7 million were used to reduce amounts outstanding under the Company’s revolving credit facility.

Coincident with closing the mortgage transactions, the Company unwound the treasury lock agreement that it entered into previously to hedge fluctuations in treasury rates between the execution date of the treasury lock and the issuance of the mortgage debt described above. As a result of treasury rate movement, the Company received cash proceeds of $0.7 million in settlement of the treasury lock. Substantially all of this amount will be deferred and amortized over the ten-year term of the mortgages as a reduction to interest expense. An ineffective portion of $38,415 was recorded to reduce interest expense on the settlement date since the actual principal balance of the mortgage loans was $41.1 million versus the notional amount of $43.5 million under the treasury lock.

As of June 30, 2008, the Company has incurred $12.7 million in expenses related to the Derivative Litigation, the Special Litigation Committee’s investigation and the SEC’s informal investigation, which are described in Item 3, “Legal Proceedings” of this Annual Report. These expenses include $3.0 million in 2007 and $9.7 million for the six months ended June 30, 2008. The Company expects to incur additional expenses related to the Derivative Litigation, the Special Litigation Committee’s investigation and the SEC’s informal investigation in the remainder of 2008.

As of December 31, 2007, we had a working capital deficit of $29.0 million. We believe that our existing sources of liquidity and cash generated from operations will satisfy our projected working capital, debt repayments and other cash requirements for at least the next 12 months. Acquisitions of other technologies, products or companies, or internal product development efforts may require us to obtain additional equity or debt financing, which may not be available or may be dilutive.

Selected Consolidated Statements of Cash Flows Information

Net cash provided by operating activities during 2007 totaled $73.7 million compared to $61.6 million for 2006.

Net cash used in investing activities during 2007 totaled $75.0 million, compared to $169.0 million for 2006. The 2007 outflow was mainly attributed to our spending of $16.9 million for additions of property and equipment, which included facility expansions, and remodeling, and $4.4 million for software and database development costs. Additionally, we paid approximately $57 million for business acquisitions, which included $1.6 million for Northwest Research Group in October 2007, $1.0 million for SECO Financial in October 2007, $39.1 million for Guideline, Inc. in August 2007, $7.5 million for NWC Research in July 2007 and $8.0 million for expresscopy.com in June 2007.

Net cash provided by financing activities during 2007 totaled $7.1 million, compared to net cash provided of $112.8 million for 2006. Dividend payments, totaling $19.4 million, were paid on March 5, 2007, to stockholders of record as of the close of business on February 16, 2007. Total proceeds received from long-term debt during 2007 were $181.7 million. Of these proceeds, $75.0 million was received as a result of the amendment to our Senior Secured Credit Facility on March 16, 2007. We further used these proceeds to reduce amounts outstanding under our revolving credit facility by $75.0 million. Additionally, proceeds from the Papillion and Ralston mortgage transactions were approximately $41.1 million before fees and expenses. These proceeds were used to retire the existing debt for the Papillion and Ralston facilities of approximately $12.8 million and the remaining proceeds of $26.7 million were used to reduce amounts outstanding under the Company’s revolving credit facility. Additionally, in August 2007 proceeds from our Amended 2006 Credit Facility were received of $28.0 million to fund the Guideline, Inc. acquisition. During 2007, we paid a total of $161.3 million in debt, which was mainly for payments on the revolver during the year. We received proceeds from employee stock option exercises, including the related tax benefit of $6.6 million during 2007.

Selected Consolidated Balance Sheet Information

Unbilled services increased to $25.1 million at December 31, 2007 from $20.8 million at December 31, 2006. The increase was the result of an increase in services provided within the Macro International division in the Marketing Research Group, as well as the services related to Guideline, Inc.

Goodwill increased to $415.1 million at December 31, 2007 from $381.7 million at December 31, 2006. The increase was the result of the allocation of goodwill recorded for the acquisitions of expresscopy.com in June 2007, NWC Research in July 2007, Guideline, Inc. in August 2007, Northwest Research Group in October 2007 and SECO Financial in October 2007.

Property and equipment, net increased to $68.0 million at December 31, 2007 from $61.2 million at December 31, 2006. The increase was primarily the result of the addition of property and equipment acquired with the Guideline, Inc. acquisition, facility expansions and remodeling, as well as hardware purchased to ensure we had sufficient resources available following the Super Bowl commercials that aired in February 2007. Additional hardware was also purchased to support our Yesmail e-mail technology platform.

Accounts payable decreased to $23.3 million at December 31, 2007 from $27.5 million at December 31, 2006. The decrease was primarily the result of a bank overdraft position at December 31, 2006, which had been reclassed from cash to accounts payable.

Accrued payroll expenses increased to $39.5 million at December 31, 2007 from $33.6 million at December 31, 2006. The increase was primarily the result of additional management bonuses earned in 2007 as well as adding accrued payroll for the businesses acquired during 2007.

Accrued expenses increased to $22.2 million at December 31, 2007 from $12.1 million at December 31, 2006. This increase was a result of the restructuring charges recorded during the year for the restructuring of the infoGROUP National Accounts division, severance and other restructuring related costs recorded within the Marketing Research Group, which was related to the acquisition of Opinion Research Corporation and Guideline, Inc., as well as other accrued expenses assumed with the Guideline, Inc. acquisition.

Deferred revenue decreased to $71.9 million at December 31, 2007 from $77.9 million at December 31, 2006. This decrease was a result of deferred revenue being recognized from the early termination of the license agreement with First Data Solutions in 2005 that was fully recognized in 2007.

Our long-term debt increased to $278.3 million at December 31, 2007 from $255.3 million at December 31, 2006, due to borrowings under the Amended 2006 Credit Facility to fund acquisitions during 2007.

Non-current deferred income tax liabilities decreased to $31.0 million at December 31, 2007 from $35.4 million at December 31, 2006, due to $7.7 million in unrecognized tax benefits recorded as deferred income taxes in 2006 which were reclassed to other liabilities in 2007 in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, as amended (“FIN 48”). This was offset by an increase in non-current deferred income tax liabilities due to the amortizable book intangible assets associated with the Guideline, Inc. acquisition.

Other liabilities increased to $5.8 million at December 31, 2007 from $2.2 million at December 31, 2006. This increase was a result of $7.7 million in unrecognized tax benefits reclassified from deferred income taxes in accordance with FIN 48 during the first quarter, which was reduced in the third quarter by $3.9 million due to an immaterial correction of an error related to a purchase price allocation adjustment of an acquisition. See Note 7 to Notes to consolidated financial statements for further detail regarding the correction of the purchase allocation.

Paid-in capital increased to $137.1 million at December 31, 2007 from $126.9 at December 31, 2006. This increase was the result of employee stock option exercises of our common stock during 2007, as well as 401(k) plan employer contributions during 2007.

The following table summarizes our contractual obligations as of December 31, 2007 (in thousands):

		Less than	1 to	4 to	After
	Total	1 Year	3 Years	5 Years	5 Years

Long-term debt	$273,887	$1,996	$3,958	$226,749	$41,184
Capital lease obligations	9,340	2,980	3,232	3,128	—
Operating leases	77,362	19,238	29,755	21,011	7,358
Unconditional purchase obligations	31,945	16,110	15,182	653	—

Total cash contractual obligations	$392,534	$40,324	$52,127	$251,541	$48,542

Unconditional purchase obligations include service contracts for Internet, phone and data communication services, software and hardware maintenance services, consulting agreements, data processing services and data center hosting agreements.

The contractual obligations table above does not include any reserves for income taxes under FIN 48, as the Company is unable to reasonably estimate the ultimate timing of settlement of its reserves for income taxes. The liability for gross unrecognized tax benefits at December 31, 2007, was $2.7 million.

Other than for long-term debt arrangements, we have historically not entered into significant long-term contractual commitments, and do not anticipate doing so in the foreseeable future. We principally negotiate longer-term contracts that bear terms of one year or less, although some contracts may bear terms of up to three years.

Off-Balance Sheet Arrangements

Other than rents associated with facility leasing arrangements, we do not engage in off-balance sheet financing activities. Operating lease commitments are included in the contractual obligations table above.

Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48. FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 was effective as of the beginning of our 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Adoption on January 1, 2007 did not have a material effect on our consolidated financial condition or results of operation. See Note 17 to Notes to consolidated financial statements for further detail regarding the adoption of this accounting standard.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 was effective for our Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. We do not believe the adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective for our Company on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), a revision to SFAS No. 141, Business Combinations. SFAS 141R provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company). The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, SFAS 160 requires the presentation of noncontrolling interests as equity in the Consolidated Statement of Financial Position, and separate identification and presentation in the consolidated statement of operations of net income attributable to the entity and the noncontrolling interest. It also establishes accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company). The provisions of SFAS 160 are generally required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively. We do not believe the adoption of SFAS 160 will have a material impact on our financial statements.

Inflation

We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening of the economic condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have identified interest rate risk as our primary market risk exposure. We are exposed to significant future earnings and cash flow exposures from significant changes in interest rates as nearly all of our debt is at variable rates. If necessary, we could refinance our debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, each 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of approximately $2.5 million. At December 31, 2007, the fair value of our long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities. At December 31, 2007, we had long-term debt with a carrying value of $283.2 million and estimated fair value of $283.9 million.

Item 8.	Financial Statements and Supplementary Data

The information required by this item (other than selected quarterly financial data which is set forth below) is incorporated by reference to the consolidated financial statements included elsewhere in this Annual Report.

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2007. This unaudited information has been prepared by us on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the our audited consolidated financial statements and the notes thereto. Our quarterly net sales and operating results may vary in the future. The operating results for any quarter are not necessarily indicative of the operating results for any future period or for a full year. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause our net sales and operating results to vary or fluctuate include those discussed in Item I, Part 1A “Risk Factors” section of this Annual Report.

	2007 Quarter Ended				2006 Quarter Ended
	March	June	September	December	March	June	September	December
	31	30	30	31	31	30	30	31
	(In thousands, except per share amounts)

Statement of Operations Data:
Net sales	$157,882	$160,075	$184,972	$185,844	$103,070	$100,306	$106,384	$125,116
Costs and expenses:
Cost of goods and services	62,328	64,852	71,553	77,309	25,725	26,473	26,519	37,770
Selling, general and administrative(1)	71,583	70,012	71,357	73,506	54,079	58,321	54,050	58,429
Depreciation	4,803	5,114	5,696	5,889	3,140	3,392	3,540	3,948
Amortization of intangible assets	4,323	4,074	4,957	4,141	4,637	4,595	2,307	3,370

Operating income	14,845	16,023	31,409	24,999	15,489	7,525	19,968	21,599
Other expense, net	(4,814)	(5,699)	(4,670)	(5,345)	(3,048)	(2,531)	(2,570)	(3,193)

Income before income taxes	10,031	10,324	26,739	19,654	12,441	4,994	17,398	18,406
Income tax expense	3,701	3,977	9,708	8,420	4,494	1,802	6,250	7,393

Net income	$6,330	$6,347	$17,031	$11,234	$7,947	$3,192	$11,148	$11,013

Basic earnings per share	$0.11	$0.11	$0.31	$0.20	$0.15	$0.06	$0.20	$0.20

Diluted earnings per share	$0.11	$0.11	$0.30	$0.20	$0.15	$0.06	$0.20	$0.20

Weighted average shares outstanding — basic	55,521	55,674	55,837	56,620	53,866	55,255	55,331	55,424

Weighted average shares outstanding — diluted	55,819	55,889	56,017	56,670	54,652	55,617	55,425	55,805

	2007 Quarter Ended				2006 Quarter Ended
	March	June	September	December	March	June	September	December
	31	30	30	31	31	30	30	31

Statement of Operations Data:
As a Percentage of Net Sales:
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of goods and services	39	41	39	42	25	26	25	30
Selling, general and administrative(1)	46	43	38	40	53	58	51	47
Depreciation	3	3	3	3	3	3	3	3
Amortization of intangible assets	3	3	3	2	4	5	2	3

Total costs and expenses	91	90	83	87	85	92	81	83

Operating income	9	10	17	13	15	8	19	17
Other income (expense), net	(3)	(4)	(3)	(3)	(3)	(3)	(2)	(2)

Income before income taxes	6	6	14	10	12	5	17	15
Income taxes	2	2	5	4	4	2	7	6

Net income	4%	4%	9%	6%	8%	3%	10%	9%

(1)	During the third and fourth quarters of 2007, the Company recorded immaterial adjustments to correct errors related to marketing expenses, which are reported in selling, general and administrative expenses. The adjustment booked in the third quarter of 2007 was a reduction to expense of $1.5 million, which related to $0.3 million in 2005 and $1.2 million in 2006. The adjustment booked in the fourth quarter of 2007 was a reduction to expense of $2.0 million, which related to $0.7 million, $0.7 million and $0.6 million in the first, second and third quarter of 2007, respectively. During the fourth quarter of 2007, the Company also recorded an immaterial adjustment to reduce expense by $0.5 million to correct errors related to the restructuring costs of infoUSA National Accounts, which related to $0.1 million, and $0.4 million in the second and third quarter of 2007, respectively. If these adjustments would have been booked in the correct periods the impact to basic earnings per share would have been $0.01, $0.01, $0.00, and $(0.02) for the first, second, third and fourth quarters of 2007, respectively. The impact to basic earnings per share would have been $0.02, $0.01 and $(0.02) for 2005, 2006, and 2007, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

A.  INVESTIGATION BY THE SPECIAL LITIGATION COMMITTEE

Effective December 24, 2007, the Board of Directors of the Company formed the Special Litigation Committee in response to the consolidated complaint In re infoUSA, Inc. Shareholders Litigation, Consol. Civil Action No. 1956-CC (Del. Ch.) (the “Derivative Litigation”), and in response to an informal investigation of the Company by the SEC and the related SEC request for the voluntary production of documents concerning related party transactions, expense reimbursement, other corporate expenditures and certain trading in the Company’s securities. The Special Litigation Committee is composed of five (5) members of the Board of Directors, Robin S. Chandra, Bill L. Fairfield, George Krauss, Bernard W. Reznicek and Clifton T. Weatherford. Messrs. Chandra, Krauss and Weatherford were appointed to the Board in December 2007 at the time the Special Litigation Committee was formed. The Special Litigation Committee retained the law firm of Covington & Burling LLP as independent legal counsel to assist with conducting an internal investigation of these matters.

On July 16, 2008, the Special Litigation Committee approved a series of remedial actions and decisions which are described below. The Special Litigation Committee reviewed, among other things: (i) related party transactions, including transactions between the Company and entities controlled by the chief executive officer (or a family member of the chief executive officer) of the Company; (ii) expense reimbursements, including those for lodging, flights, meals, private club memberships, the use of the chief executive officer’s residences, and legal fees incurred by the chief executive officer; and (iii) certain other corporate expenditures, including for the usage of private aircraft, a yacht and automobiles, premiums for life insurance policies, salaries of several employees and grants of stock options. Based on its review, the Special Litigation Committee determined that various related party transactions, expense reimbursements and corporate expenditures were excessive.

The Special Litigation Committee continues to cooperate with the SEC and The NASDAQ Stock Market with respect to its findings from the investigation and related remedial actions.

Remedial Actions Approved by the Special Litigation Committee

Based on its investigation of the matters described above, the Special Litigation Committee approved a series of remedial actions described below, which have been updated since the filing of the Company’s Current report on Form 8-K on July 23, 2008. The Special Litigation Committee’s remedial framework is designed to continue in effect at least until December 31, 2013 (other than the standstill and voting agreements with Mr. Gupta described in the second and third bullet points below, which have expiration dates as set forth therein).

•	In connection with the Derivative Litigation, Mr. Gupta orally agreed to pay the Company $9 million over five years pursuant to a payment schedule, subject to the execution of a definitive settlement agreement and upon court approval of the settlement.

•	The Company entered into an amendment (the “Second Amendment”) with Mr. Gupta to extend the original standstill agreement between the Company and Mr. Gupta, dated July 21, 2006 (the “Original Agreement”), as amended on July 20, 2007 by the first amendment (the “First Amendment”). Pursuant to the Original Agreement, as amended by the First Amendment, Mr. Gupta had agreed that, for a period ending on July 21, 2008 (the “Covered Period”), he would not directly or indirectly acquire any additional securities of the Company, except for acquisitions pursuant to the exercise of stock options that had been granted to him by the Company. The Second Amendment amended the Original Agreement (as amended by the First Amendment) to extend the Covered Period to include the period from 12:00 a.m. on July 22, 2008 to and including 11:59 p.m. on July 21, 2009. All other terms of the Original Agreement remain in effect without modification.

•	The Special Litigation Committee and Mr. Gupta orally agreed that, subject to the execution of a definitive settlement agreement and upon court approval of the settlement, Mr. Gupta will enter into a voting agreement with the Company, pursuant to which Mr. Gupta will agree to support, through and including the 2010 annual stockholders meeting, the election of the nominees for election as directors recommended by the Nominating and Corporate Governance Committee of the Board.

•	The Special Litigation Committee approved the separation of the positions of Chief Executive Officer and Chairman of the Board and the appointment of Bill L. Fairfield, who was serving at the time as the Board’s lead independent director, to serve as the chairman of the Board effective July 16, 2008. Mr. Gupta continues to serve as the chief executive officer of the Company.

•	The Audit Committee of the Board, in consultation with the chief executive officer, will identify and hire a new chief financial officer. The termination or replacement of the new chief financial officer (or any successor) will require the concurrence of the Audit Committee of the Board. The current chief financial officer of the Company, Stormy L. Dean, will continue to serve as chief financial officer of the Company until a new chief financial officer is hired, at which time Mr. Dean is expected to assume a new position with the Company with responsibilities in the area of corporate strategy and planning. The Company is currently conducting a search process to fill this position.

•	The Special Litigation Committee approved the creation of a new position of executive vice president for business conduct and general counsel (the “EVP for Business Conduct and General Counsel”). The EVP for Business Conduct and General Counsel will, among other things:

(i)	supervise all legal and compliance functions and have responsibility for coordinating with internal auditors regarding the review of related party transactions;

(ii)	develop and administer business conduct and ethics policies for the Company (relating to insider trading, conflicts of interest, related party transactions and other matters) and monitor compliance with such policies;

(iii)	approve certain expense reimbursement requests at or above specified dollar amounts, as determined by the independent directors of the Board; and

(iv)	serve on the Company’s Disclosure Committee.

The EVP for Business Conduct and General Counsel is retained by the independent directors of the Board and reports directly to the chairman of the Board under terms and conditions of employment determined exclusively by the independent directors of the Board. On July 16, 2008, John H. Longwell, the Company’s general counsel and secretary, was appointed to serve as the acting EVP for Business Conduct and General Counsel. The Company is currently conducting a search process to fill permanently this position.

•	The independent directors of the Board will develop and approve a new delegation of authority protocol to specify the size of transactions each officer is permitted to enter into on behalf of the Company. Pursuant to the protocol, the following will require prior approval by the EVP for Business Conduct and General Counsel: consulting agreements in excess of specified dollar amounts as determined by the independent directors of the Board; charitable contributions in excess of a specified per-gift or aggregate annual amount; the purchase or lease of aircraft (including whole or partial interests) or motor vehicles (not including conventional car rentals); mortgage or rental payments on offices, homes, apartments or any other real property not used exclusively for business purposes; and club membership fees. The EVP for Business Conduct and General Counsel will also report to the Audit Committee on the above transactions.

•	The Company will sell its yacht and will not own or lease yachts in the future.

•	All Company reimbursements for expenses will be subject to uniform, company-wide policies and procedures. The independent directors of the Board will approve and implement a business expense policy applicable to all employees of the Company. The policy will prohibit the reimbursement of any expense that is not authorized under the Company’s business expense policy. The policy will also provide clear guidance as to determining what is and what is not a proper business expenditure. In this regard, the policy will prohibit the use of Company resources (including corporate credit cards) for personal travel or entertainment; prohibit the personal use of yachts or airplanes at Company expense; and require restitution of any expenditure later deemed personal and include a compensation hold-back feature to ensure that restitution is made when necessary.

•	The independent directors of the Board will approve and implement detailed policies governing all employees regarding perquisites. Such policies will prohibit home office allowances.

•	The independent directors of the Board will approve and implement a new related party transaction policy. Among other measures, the new policy will:

(i)	require pre-approval by the disinterested members of the Audit Committee of the Board (or, if necessary to reach a decision, the disinterested, independent directors of the Board) for all transactions with amounts in excess of $120,000 involving the Company and a director or executive officer (or family member of such person), a stockholder owning more than 5% of any class of Company voting securities or an entity in which a related party is an executive officer or in which a related party owns beneficially more than 10% of the outstanding voting securities;

(ii)	eliminate the exception in the current policy permitting management to enter into related party transactions when “circumstances require,” subject to later ratification;

(iii)	require the Audit Committee of the Board to make a finding, as a condition to its pre-approval of a covered related party transaction, that the transaction has a legitimate business purpose;

(iv)	require the Audit Committee of the Board to make a finding, as a condition to its pre-approval of a covered related party transaction (other than a charitable contribution), that either the terms of the transaction were determined through a competitive bidding process or that the terms are no less favorable than those generally available to unaffiliated third parties under the same or similar circumstances;

(v)	require the Audit Committee of the Board to pre-approve any related party transaction that would result in the aggregate amount of transactions for that related party exceeding $120,000 in a fiscal year and for all additional related party transactions for the remainder of the fiscal year and condition such pre-approval on a finding by the Audit Committee of the Board that the transaction has a legitimate business purpose and that either the terms of the transaction were determined through a competitive bidding process or that the terms are no less favorable than those generally available to unaffiliated third parties under the same or similar circumstances;

(vi)	require pre-approval of any proposed related party transaction by the EVP for Business Conduct and General Counsel (or, in appropriate circumstances, his delegee) in circumstances where no pre-approvals or findings of the Audit Committee of the Board are required; and

(vii)	require implementation of procedures for monitoring the interests of related parties that are subject to transactions with the Company on a regular basis (for example, through the use of director and officer questionnaires), including requiring all officers and directors of the Company to provide the Company with a complete list of any affiliated entities that have a relationship with the Company and the nature of such relationship.

•	The family members of the chief executive officer or any director of the Company will be prohibited from serving as a director, officer or employee of, or a consultant to, the Company. Pre-approval by the EVP for Business Conduct and General Counsel, the Audit Committee or the Board, as appropriate, will be required before a family member of an officer of the Company (who is not a director of the Company or the chief executive officer of the Company) may serve as director, officer or employee of, or as a consultant to, the Company. Any such approval will be reported to the Audit Committee.

•	A mandatory director and executive officer training program addressing fiduciary duties will be instituted, which will include an orientation program for new directors, internal corporate governance tutorials conducted by outside experts selected by the Special Litigation Committee and continuing corporate governance education.

•	The Audit Committee of the Board will approve and implement a “best practices” guide regarding disclosure controls and procedures.

•	The independent directors of the Board will meet at least four times annually. The minutes of such meetings will be circulated to the entire Board in advance of the next Board meeting.

•	Within 60 days of the entry of judgment in connection with the Derivative Litigation, the Compensation Committee of the Board will endeavor to negotiate and approve employment agreements with executive officers of the Company, including compensation terms commensurate with those of executive officers of similarly situated companies. The Compensation Committee of the Board will retain an independent compensation consultant to provide advice with respect to executive officer and director compensation.

•	All future equity grants will be approved by a majority vote of the disinterested independent directors of the Board. Further, the Company’s 2007 Omnibus Incentive Plan will be amended to clarify the number of shares available to be granted pursuant to the plan, and the amendment of the plan will be submitted to a stockholder vote for ratification.

•	The Company will hire a new investor relations officer who will report to the chief financial officer to improve and coordinate communications with stockholders, investors, analysts and the media.

In addition, in connection with its findings, the Special Litigation Committee asked directors George Haddix, Elliot Kaplan and Vasant Raval to resign from the Board. At this time no director has agreed to resign.

B.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company is responsible for maintaining disclosure controls and other procedures that are designed so that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosure within the time periods specified in the SEC’s rules and forms.

In connection with the preparation of this Form 10-K, management performed an evaluation of the Company’s disclosure controls and procedures. The evaluation was performed, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2007. As described below, management identified material weaknesses in the Company’s internal control over financial reporting, which is an integral component of its disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007.

Based upon management’s conclusion that there were material weaknesses in the Company’s internal control over financial reporting, the Company has taken measures it deemed necessary to conclude its consolidated financial statements as of and for the year-ended December 31, 2007 do not contain a material misstatement.

C.  MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of infoGROUP is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by rules of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, should accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

In connection with the preparation of the Company’s annual consolidated financial statements, management undertook an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s evaluation included the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Management’s evaluation and assessment of the effectiveness of internal control over financial reporting did not include the internal controls of Guideline, Inc., which the Company acquired on August 20, 2007 and is included in the 2007 consolidated financial statements of the Company. Guideline constituted 7% of consolidated total assets and 2% of consolidated total sales included in the consolidated financial statements of the Company and its subsidiaries as of and for the year ended December 31, 2007.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis. In connection with management’s evaluation of the Company’s internal control over financial reporting, management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007:

•	The Board of Directors and Management did not maintain an effective control environment as a result of ineffective oversight of internal control over financial reporting.

•	The Company did not maintain adequate policies and procedures to ensure that disbursements of the Company were made in accordance with authorizations of management and the directors of the Company. Contributing to this material weakness was inadequate segregation of duties and ineffective policies and procedures to ensure that the processing of payments requires appropriate supporting documentation and authorization. The nature of transactions subject to this material weakness included expense reimbursements, corporate expenditures, personal utilization of Company assets by the Chief Executive Officer, issuance of stock options, and payments to related parties.

•	The Company did not maintain effective procedures to monitor its disbursement-related controls and whether such controls remain adequately designed, specifically procedures to ensure that the Board of Directors is provided sufficient information to enable it to appropriately monitor the activities of senior management, including the Chief Executive Officer.

Because of the material weaknesses in internal control over financial reporting described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on Internal Control — Integrated Framework published by COSO.

KPMG LLP, our independent registered public accounting firm that audited the financial statements included in our annual report on Form 10-K, has issued an Audit Report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

D.  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were not any changes during the fourth quarter of 2007 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

E.  REMEDIATION STEPS TO ADDRESS MATERIAL WEAKNESSES

The Company, with oversight from the Special Litigation Committee and the Audit Committee and Compensation Committee of the Company’s Board of Directors, has dedicated significant resources, including the use of outside legal counsel, to support the Company’s efforts to improve the control environment and to remedy the identified material weaknesses.

The Company expects that full implementation of the remedial measures set forth herein will take significant effort, due to the complexity and extensive nature of some of the remediation required, a need to coordinate remedial efforts within the organization, and the Special Litigation Committee mandate that such remedial measures be reviewed and approved by the independent members of the Board of Directors.

Of the various remedial actions adopted by the Special Litigation Committee, the following are expected to remedy the identified material weaknesses in internal controls and to improve the control environment. The Company expects to implement all of these remedial actions during the third and fourth quarters of 2008.

Executive Vice President for Business Conduct and General Counsel.  As described above, the Special Litigation Committee approved the creation of a new position of executive vice president for business conduct and general counsel that will report directly to the chairman of the Board under terms and conditions of employment determined exclusively by the independent directors of the Board. This individual will be retained by the independent members of the Board and will, among other things:

•	supervise all legal and compliance functions and have responsibility for coordinating with internal auditors regarding the review of related party transactions;

•	develop and administer business conduct and ethics policies for the Company (relating to insider trading, conflicts of interest, related party transactions and other matters) and monitor compliance with such policies; and

•	approve certain expense reimbursement requests at or above specified dollar amounts, as determined by the independent directors to the Board.

On July 16, 2008, John H. Longwell, the Company’s general counsel and secretary, was appointed to serve as the acting EVP for Business Conduct and General Counsel. The Company is currently conducting a search process to fill permanently this position.

Audit Committee Concurrence Required for Hiring and Replacement of the Chief Financial Officer.  The Audit Committee of the Board, in consultation with the chief executive officer, will identify and hire a new chief financial officer. The termination or replacement of the new chief financial officer (or any successor) will require the concurrence of the Audit Committee of the Board. The current chief financial officer of the Company, Stormy L. Dean, will continue to serve as chief financial officer of the Company until a new chief financial officer is hired. The Company is currently conducting a search process to fill this position.

New Delegation of Authority Protocol.  The independent directors of the Board will develop and approve a new delegation of authority protocol to specify the size of transactions each officer is permitted to enter into on behalf of the Company. The protocol will require the sale of the Company yacht and prohibit the future ownership or leasing of yachts. Pursuant to the protocol, the following will require prior approval by the EVP for Business Conduct and General Counsel: consulting agreements in excess of specified dollar amounts as determined by the independent directors of the Board; charitable contributions in excess of a specified per-gift or aggregate annual amount; the purchase or lease of aircraft (including whole or partial interests) or motor vehicles (not including conventional car rentals); mortgage or rental payments on offices, homes, apartments or any other real property not used exclusively for business purposes; and club membership fees. The EVP for Business Conduct and General Counsel will also report to the Audit Committee on the above transactions.

Policy on Company Reimbursement of Expenses.  All company reimbursements for expenses will be subject to uniform, company-wide policies and procedures.

New Business Expense Policy.  The independent directors of the Board will approve and implement a business expense policy applicable to all employees of the Company. The policy will prohibit the reimbursement of any expense that is not authorized under the Company’s business expense policy. The policy will also provide clear guidance as to determining what is and what is not a proper business expenditure. In this regard, the policy will prohibit the use of Company resources (including corporate credit cards) for personal travel or entertainment; prohibit the personal use of yachts or airplanes at Company expense; and require restitution of any expenditure later deemed personal and include a compensation hold-back feature to ensure that restitution is made when necessary.

New Policies Regarding Perquisites.  The independent directors of the Board will approve and implement detailed policies governing all employees regarding perquisites. Such policies will prohibit home office allowances.

New Related Party Transactions.  The independent directors of the Board will approve and implement a new related party transaction policy. Among other measures, the new policy will:

(i) require pre-approval by the disinterested members of the Audit Committee of the Board (or, if necessary to reach a decision, the disinterested, independent directors of the Board) for all transactions with amounts in excess of $120,000 involving the Company and a director or executive officer (or family member of such person), a stockholder owning more than 5% of any class of Company voting securities or an entity in which a related party is an executive officer or in which a related party owns beneficially more than 10% of the outstanding voting securities;

(ii) eliminate the exception in the current policy permitting management to enter into related party transactions when “circumstances require,” subject to later ratification;

(iii) require the Audit Committee of the Board to make a finding, as a condition to its pre-approval of a covered related party transaction, that the transaction has a legitimate business purpose;

(iv) require the Audit Committee of the Board to make a finding, as a condition to its pre-approval of a covered related party transaction (other than a charitable contribution), that either the terms of the transaction were determined through a competitive bidding process or that the terms are no less favorable than those generally available to unaffiliated third parties under the same or similar circumstances;

(v) require the Audit Committee of the Board to pre-approve any related party transaction that would result in the aggregate amount of transactions for that related party exceeding $120,000 in a fiscal year and for all additional related party transactions for the remainder of the fiscal year and condition such pre-approval on a finding by the Audit Committee of the Board that the transaction has a legitimate business purpose and that either the terms of the transaction were determined through a competitive bidding process or that the terms are no less favorable than those generally available to unaffiliated third parties under the same or similar circumstances;

(vi) require pre-approval of any proposed related party transaction by the EVP for Business Conduct and General Counsel (or, in appropriate circumstances, his delegee) in circumstances where no pre-approvals or findings of the Audit Committee of the Board are required; and

(vii) require implementation of procedures for monitoring the interests of related parties that are subject to transactions with the Company on a regular basis (for example, through the use of director and officer questionnaires), including requiring all officers and directors of the Company to provide the Company with a complete list of any affiliated entities that have a relationship with the Company and the nature of such relationship.

Family Members.  The family members of the chief executive officer or any director of the Company will be prohibited from serving as a director, officer or employee of, or a consultant to, the Company. Pre-approval by the EVP for Business Conduct and General Counsel, the Audit Committee or the Board, as appropriate, will be required before a family member of an officer of the Company (who is not a director of the Company or the chief executive officer of the Company) may serve as director, officer or employee of, or as a consultant to, the Company. Any such approval will be reported to the Audit Committee.

New Training Program.  A mandatory director and executive officer training program addressing fiduciary duties will be instituted, which will include an orientation program for new directors, internal corporate governance tutorials conducted by outside experts selected by the Special Litigation Committee and continuing corporate governance education.

Employment Agreements.  Within 60 days of the entry of judgment in connection with the Derivative Litigation, the Compensation Committee of the Board will endeavor to negotiate and approve employment agreements with executive officers of the Company, including compensation terms commensurate with those of executive officers of similarly situated companies. The Compensation Committee of the Board will retain an independent compensation consultant to provide advice with respect to executive officer and director compensation.

Independent Director Approval of Option Grants.  All future equity grants will be approved by a majority vote of the disinterested independent directors of the Board. Further, the Company’s 2007 Omnibus Incentive Plan will be amended to clarify the number of shares available to be granted pursuant to the plan, and the amendment of the plan will be submitted to a stockholder vote for ratification.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
infoGROUP Inc. (formerly known as infoUSA Inc.):

We have audited infoGROUP Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A (C)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management’s Report on Internal Control over Financial Reporting (Item 9A (C)) has identified material weaknesses related to the (1) control environment, (2) policies and procedures over disbursements, and (3) monitoring activities over such disbursements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, cash flows, and financial statement schedule for each of the years in the three-year period ended December 31, 2007. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated August 8, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective or remedial actions taken after December 31, 2007, relative to the aforementioned material weaknesses in internal control over financial reporting.

The Company acquired Guideline, Inc. (Guideline) on August 20, 2007, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, Guideline’s internal control over financial reporting associated with 7% of the Company’s total assets and 2% of the Company’s consolidated total sales included in the financial statements of the Company as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Guideline.

/s/  KPMG LLP

Omaha, Nebraska
August 8, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The names of the Company’s directors, and certain information about them, are set forth below. The directors’ ages are as of July 31, 2008.

			Principal	Director	Director Term
Name of Director	Age	Position	Occupation	Since	Expires

Bill L. Fairfield(1)(3)(4)	61	Chairman of the Board	Chairman of DreamField Inc.	2005	2010
Robin S. Chandra(2)(4)	42	Director	Partner, Bessemer Venture Partners	2007	2010
Vinod Gupta	62	Director	Chief Executive Officer of the Company	1972	2009
George F. Haddix(2)(3)	69	Director	Chairman and Chief Executive Officer of PKW Holdings, Inc. and PKWARE, INC.	1995	2009
Elliot S. Kaplan	71	Director	Senior Partner in law, Robins, Kaplan, Miller & Ciresi L.L.P.	1988	2010
George Krauss(3)(4)	66	Director	Consultant, The Burlington Capital Group LLC	2007	2010
Dr. Vasant H. Raval(1)	68	Director	Professor, Department of Accounting, at Creighton University	2002	2009
Bernard W. Reznicek(1)(2)(4)	71	Director	President and Chief Executive Officer, Premier Enterprises	2006	2008
John N. Staples III	61	Director	Attorney	2007	2008
Clifton T. Weatherford(1)(4)	61	Director	Retired, formerly, Executive Vice President and Chief Financial Officer of Business Objects S.A.	2007	2008

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

(4)	Member of the Special Litigation Committee.

Bill L. Fairfield was appointed Chairman of the Board on July 16, 2008. He has served as a director of the Company since November 2005. Mr. Fairfield is currently the Chairman of DreamField Inc., a company focused on economic development of the Mid-Plains region through management services and venture capital assistance. He currently serves on the Board of Directors of The Buckle, Inc., a retailer of casual apparel, footwear and accessories for young men and women based in Kearney, Nebraska. From 2002 to 2004, Mr. Fairfield was the Executive Vice President of Sitel Corporation, a global provider of outsourced customer support services based in Omaha, Nebraska, and from 1991 to 2000, Mr. Fairfield was President and Chief Executive Officer of Inacom Corp., an Omaha-based technology management services company. Prior to 1991 Mr. Fairfield was CEO of Valcom, the predecessor company to Inacom Corp. Mr. Fairfield holds a B.S. in Industrial Engineering from Bradley University and an M.B.A. from the Harvard Graduate School of Business.

Robin S. Chandra has served as a director of the Company since December 2007. Mr. Chandra is a Partner at Bessemer Venture Partners, a global investment group with offices in Silicon Valley, Boston, New York, Israel, Mumbai and Shanghai. Since entering the venture capital industry in 1996, Mr. Chandra has been involved in 19 early-stage investments that have gone public or have been acquired by public companies. Prior to joining Bessemer, Mr. Chandra served at Commonwealth Capital Ventures, McKinsey & Company, Accenture, IBM and Lucky Stores. Mr. Chandra holds an M.B.A. from the Harvard Graduate School of Business and a B.A. from the University of California at Berkeley.

Vinod Gupta founded the Company in February 1972 and served as Chairman of the Board of Directors from its incorporation until July 16, 2008. Mr. Gupta served as Chief Executive Officer of the Company from the time of its incorporation in 1972 until September 1997 and since August 1998. Mr. Gupta holds a B.S. in Engineering from the Indian Institute of Technology, Kharagpur, India, and an M.S. in Engineering and an M.B.A. from the University of Nebraska. Mr. Gupta also was awarded an Honorary Doctorate from the Monterey Institute of International Studies, an Honorary Doctorate from the University of Nebraska and an Honorary Doctorate from the Indian Institute of Technology. Mr. Gupta was nominated and confirmed to be the United States Consul General to Bermuda. Then, President Clinton nominated him to be the United States Ambassador to Fiji. Due to business commitments, he withdrew his name from consideration. He was appointed by President Clinton to serve as a Trustee of the Kennedy Center for the Performing Arts in Washington, D.C. Mr. Gupta is also a director of a mutual fund in the Everest mutual fund family.

Dr. George F. Haddix has served as a director of the Company since March 1995. Dr. Haddix is Chairman and Chief Executive Officer of PKW Holdings, Inc. and PKWARE, Inc., computer software companies headquartered in Milwaukee, Wisconsin. From November 1994 to December 1997, he served as President of CSG Holdings, Inc. and CSG Systems International, Inc., companies providing software and information services to the communications industry. Dr. Haddix holds a B.A. from the University of Nebraska, an M.A. from Creighton University and a Ph.D. from Iowa State University, all in Mathematics.

Elliot S. Kaplan has served as a director of the Company since May 1988. He is a named partner and former Chairman of the Executive Board of the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. and has practiced law continuously with that firm since 1961. He is also a director and officer of Best Buy Co., Inc. Mr. Kaplan is Chairman of the University of Minnesota Foundation, Chairman of the Board of Directors of the Bank of Naples and a director of the Minnesota Historical Society. Mr. Kaplan holds a B.A. in Business Administration and a J.D. from the University of Minnesota.

George Krauss has served as a director of the Company since December 2007. Mr. Krauss has been a consultant to The Burlington Capital Group LLC (formerly known as America First Companies, L.L.C.) (“Burlington”) since 1997. From 1972 to 1997, Mr. Krauss practiced law with Kutak Rock LLP in Omaha, Nebraska, serving as such firm’s managing partner from 1983 to 1993 and continues to be Of Counsel to such firm. Mr. Krauss has extensive experience in corporate, mergers and acquisition and regulatory matters. In addition to his legal education, Mr. Krauss has an M.B.A. and is a registered Professional Engineer. Mr. Krauss currently serves as a member of the board of directors of MFA Mortgage Investments, Inc., which is listed on the NYSE, and as a member of the board of managers of Burlington, which is the general partner of America First Tax Exempt Investors LP, which is listed on the NASDAQ.

Dr. Vasant H. Raval has served as a director of the Company since October 2002. Dr. Raval is a Professor in the Department of Accounting at Creighton University and was the Chair of the department from July 2001 to June 2006. He joined the Creighton University faculty in 1981 and has served as Professor of Accounting and Associate Dean and Director of Graduate Programs at the College of Business Administration. Dr. Raval is a director of Syntel Inc., an electronic business solutions provider based in Troy, Michigan. Dr. Raval holds a Bachelor of Commerce degree from the University of Bombay, an M.B.A. from Indiana State University and a Doctor of Business Administration degree from Indiana University.

Bernard W. Reznicek has served as a director of the Company since March 2006. Mr. Reznicek is currently President and Chief Executive Officer of Premier Enterprises Inc., a consulting, investment and real estate development company. Mr. Reznicek was National Director-Special Markets of Central States Indemnity Company, a specialty insurance company that is a member of the Berkshire Hathaway Insurance Group, from January 1997 until January 2003. He served as Dean of the College of Business of Creighton University in Omaha, Nebraska from July 1994 until January 1997 and served as Chairman and Chief Executive Officer of Boston Edison, a utility company, from September 1987 to July 1994. He serves as the Chairman of the Board of Directors of CSG Systems International, Inc. and is a director of Pulte Homes, Inc. Mr. Reznicek holds a B.S. in Business Administration from Creighton University and an M.B.A. from the University of Nebraska.

John N. Staples III has served as a director of the Company since November 2007. He is an attorney practicing in San Francisco, California. Mr. Staples is a former director of Valley National Bank, of Salinas, California, a subsidiary of Household International Inc., and of Household Bank, FSB, also a subsidiary of Household International, Inc. He is a graduate of Trinity College and Pepperdine University School of Law. Mr. Staples was a helicopter pilot in the United States Marine Corps, serving in Vietnam in 1970-1971. He is a retired Lieutenant Colonel in the United States Air Force Reserves.

Clifton T. Weatherford has served as a director of the Company since December 2007. Mr. Weatherford retired in January 2003 as Executive Vice President and Chief Financial Officer of Business Objects S.A. With over 37 years of experience in the global technology industry, Mr. Weatherford has held senior financial positions at NETCOM On-Line Communication Services, Logitech, Texas Instruments, Schlumberger and Tandem Computers in the U.S., Europe and Japan. He currently serves on the boards of Synplicity Inc., Tesco Corporation, Advanced Analogic Technologies, SMART Modular Technologies, Mellanox Technologies and several private companies. In 2003, Mr. Weatherford was instrumental in leading Peregrine Software to emerge from Chapter 11. He has also served as a panelist for The National Association of Corporate Directors, The National Investor Relations Institute, Pillsbury Winthrop/Ernst & Young and the KPMG Audit Committee Institute. In July 2007, Mr. Weatherford was named by SEC Chairman Christopher Cox to the newly created Federal Advisory Committee on Improvements to Financial Reporting.

Information regarding our executive officers is included in Item 1, “Business” of this Annual Report.

Director Independence and Board Committees

The Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The duties of each committee are described below. The Board of Directors has determined that each member of the Board, other than Vinod Gupta and John N. Staples III, is independent, as defined by the rules of the Financial Industry Regulatory Authority (“FINRA”) for companies listed on the NASDAQ Global Select Market.

The Audit Committee currently consists of Clifton T. Weatherford (Chair), Bill L. Fairfield, Dr. Vasant H. Raval and Bernard W. Reznicek. Among other duties, the Audit Committee selects the Company’s independent auditors, reviews and evaluates significant matters relating to the audit and internal controls of the Company, reviews the scope and results of audits by, and the recommendations of, the Company’s independent auditors, and pre-approves all audit and permissible non-audit services provided by the auditors. Before the Company’s independent accountant is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. Each member of the Audit Committee is independent, as independence for audit committee members is defined by FINRA rules, and otherwise satisfies FINRA’s requirements for audit committee membership. The Audit Committee has determined that Dr. Vasant H. Raval, Bernard W. Reznicek and Clifton T. Weatherford are “audit committee financial experts” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.

The Compensation Committee currently consists of directors Bernard W. Reznicek (Chair), Dr. George F. Haddix and Robin S. Chandra. The Compensation Committee establishes the compensation of the Company’s executive officers and administering existing and future stock and option plans of the Company, including the Company’s 2007 Omnibus Incentive Plan. The details of determining the compensation of its executive officers are described in Item 11, “Executive Compensation” of this Annual Report under the heading “Compensation Discussion and Analysis.” Each member of the Compensation Committee is independent, as defined by FINRA rules.

The Nominating and Corporate Governance Committee currently consists of George Krauss (Chair), Bill L. Fairfield and Dr. George F. Haddix. The Nominating and Corporate Governance Committee identifies and recommends to the Board of Directors qualified director candidates; makes recommendations to the Board of Directors regarding Board committee membership; establishes, implements, and monitors practices and processes regarding corporate governance matters; and makes recommendations regarding management succession planning. Each member of the Nominating and Corporate Governance Committee is independent, as defined by FINRA rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were timely complied with, except that the following reports were filed late: three Form 3’s reporting newly named executive officers Gerard Miodus, Dr. Greg Mahnke and John H. Longwell; two Form 4’s reporting acquiring shares of stock for Greg Mahnke and Bill L. Fairfield; and two Form 4’s reporting gifting of shares of stock for Vinod Gupta and Fred Vakili.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on the Company’s website at www.infoUSA.com under the caption “About Us.”

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

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) should be read in conjunction with the “Summary Compensation Table” and related discussion under this Item 11 of this Annual Report. The term Named Executive Officers (“NEOs”) refers to the executive officers listed in the “Summary Compensation Table.” Our CD&A addresses the following items:

•	overview of executive compensation;

•	how we determine executive compensation;

•	our philosophy regarding executive compensation;

•	objectives of executive compensation elements;

•	executive compensation decisions for fiscal year 2007;

•	severance and change in control considerations; and

•	tax and accounting considerations.

Overview of Executive Compensation

The Compensation Committee (the “Committee”) of our Board of Directors is responsible for establishing, implementing and monitoring the administration of our executive compensation programs in accordance with the Company’s compensation philosophy and strategy, and for approving executive compensation and equity plan awards. The Committee seeks to reward the Company’s executive officers in a fair, reasonable and competitive manner. The compensation program consists of base salary, annual short-term incentives (both performance-based and discretionary), long-term equity-based incentive compensation (used from time to time), and personal benefits and perquisites.

During fiscal year 2007, the members of the Committee who determined the compensation of our executive officers for 2007 were Bernard W. Reznicek (Chair), Anshoo S. Gupta and Dennis P. Walker. In December 2007, Mr. Anshoo Gupta passed away, and in January 2008, Mr. Walker resigned from the Board of Directors. Effective January 25, 2008, Messrs. George F. Haddix and Robin S. Chandra were appointed to the Committee.

How We Determine Executive Compensation

The Role of the Committee.  Executive compensation is determined by the Committee, which meets at least quarterly to consider issues relating to executive compensation. It draws on internal and external resources to provide necessary information and recommendations, as appropriate. In 2007, the Committee met six times (in February, April, June, July, September and October). Each year, the Committee reviews its Charter to ensure that it remains consistent with stockholder interests and good corporate governance principles. In 2007, the Committee engaged in the following activities related to executive compensation to ensure it carried out its responsibilities as outlined in the Charter:

•	reviewed each element of compensation of the NEOs;

•	reviewed and approved corporate goals and objectives relevant to the compensation of the Chief Executive Officer (“CEO”), evaluated the CEO’s performance in light of those goals and objectives, and set the CEO’s compensation levels based on this evaluation;

•	administered and managed all equity compensation programs of the Company;

•	considered and made recommendations to the Board of Directors with respect to the adoption, amendment, administration or termination of compensation, welfare, benefit, pension and other plans related to compensation of current and former employees of the Company;

•	reviewed and approved the CD&A as required by the SEC and certified the CD&A and its contents through the issuance of the Compensation Committee Report; and

•	retained legal, accounting and other relevant advisors as it deemed necessary to carry out its fiduciary responsibilities at the Company’s expense.

In addition, each member of the Committee is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code.

For the benefit of our stockholders, the Compensation Committee Charter is posted on the Company’s website at www.infoUSA.com under the caption “About Us.”

The Role of Executive Officers.  Our CEO annually reviews the performance of each of the other NEOs. Based on this review, the CEO makes compensation recommendations to the Committee, including recommendations for salary adjustments, annual cash incentives and long-term equity-based incentive awards. Although the Committee considers these recommendations, it retains full discretion to set all compensation for the NEOs. The Committee may, in its discretion, invite the CEO to be present during the Committee’s deliberations on the compensation of the NEOs.

The Committee, in carrying out the responsibilities as outlined in its Charter, is wholly responsible for determining the compensation paid to our CEO. The CEO is not present during Committee deliberations on the compensation of the CEO.

The Role of the Compensation Consultant.  Under the Committee’s Charter, the Committee has the authority to retain consultants to aid in its duties from time to time. Pursuant to this authority, in 2007, the Committee retained Pearl Meyer & Partners (“PM&P”), an outside executive compensation consulting firm. PM&P assists the Compensation Committee with the collection and interpretation of competitive market data and prevalence information with regard to executive compensation levels and executive compensation plan design. PM&P is engaged by, and reports directly to, the Committee. PM&P works with the Committee, in conjunction with management, to structure the Company’s compensation programs. In addition, PM&P periodically provides the Committee and management with market data on a variety of compensation-related topics. PM&P also participates in the executive session of Committee meetings where no members of Company management are present.

In 2007, PM&P provided the Committee with objective, independent counsel concerning the types and levels of compensation to be paid to the CEO and the other senior executives, including each of the NEOs. PM&P assisted the Committee by providing market compensation data (e.g., industry compensation surveys and benchmarking data) on base pay, as well as annual and long-term incentives.

As part of the Special Litigation Committee’s remedial measures, which are described in greater detail under Item 9A, “Controls and Procedures” of this Annual Report, the Committee will retain an independent compensation consultant to provide advice with respect to executive officer and director compensation.

Employment Agreements.  As part of the Special Litigation Committee’s remedial measures, which are described in greater detail under Item 9A, “Controls and Procedures” of this Annual Report, within 60 days of the entry of judgment in connection with the Derivative Litigation, the Committee will endeavor to negotiate and approve employment agreements with the executive officers of the Company, including compensation terms commensurate with those of executive officers of similarly situated companies.

Compensation Benchmarking.  It is crucial to our long-term performance that we are able to attract and retain a strong leadership team. To facilitate retention of executive officers, it is critical that we are able to offer compensation opportunities competitive with those available to them in equivalent positions in our industry or at other publicly-traded or similarly-situated companies. The Committee considers publicly-available information concerning executive compensation levels paid by other companies in our industry and in relevant labor markets as one factor in determining appropriate compensation levels.

Peer Group.  The Company primarily competes for talent in the information collection and distribution industry and benchmarks executive compensation levels against publicly-traded companies in this industry. In 2007, the Committee referred to the following peer group of publicly-traded companies in the information collection and distribution industry for benchmarking executive compensation.

• Acxiom Corporation	• Fair Isaac Corporation	• MSC Industrial Direct
• Dun & Bradstreet Corporation	• Gartner Incorporated	• Salesforce.com
• Equifax Incorporated	• Harte-Hanks Incorporated	• Valassis Communications, Incorporated
• FactSet Research Systems, Inc.	• Lamar Advertising Company

This peer group was developed to reflect the size and growth profile of the Company. Data is generally size-adjusted as appropriate to account for the size of the companies in the peer group relative to the Company.

Other Market Comparisons.  PM&P also provides the Committee with competitive data from compensation surveys conducted by other compensation consulting firms. These surveys collect compensation information from hundreds of companies for different positions in a variety of industries. These compensation surveys were queried to analyze the types and levels of compensation paid to executive officers (with responsibilities similar to those of our executive officers) of companies comparable in size and growth profile to the Company.

The Committee considers the competitive data from the peer group and from the compensation surveys but does not rely on it exclusively in making decisions with regard to executive compensation levels. Because the Company does not rely on compensation surveys exclusively, the specific compensation survey participants were not material to our decisions regarding executive compensation. Finally, the Committee was not aware of any individual participant in these surveys.

Our Philosophy Regarding Executive Compensation

We believe that it is in the best interest of the Company and its stockholders to employ talented, committed, high-performing leaders who can sustain and improve the Company’s performance. We believe that executive compensation must serve to:

•	attract and retain top executives;

•	reward executives for meeting financial and strategic business goals and objectives;

•	motivate executives to perform at their highest potential;

•	reinforce a sense of teamwork through common objectives and shared rewards for performance; and

•	align the interests of executives and stockholders.

The Committee doesn’t necessarily target a specific position within the external market (i.e., the 50th percentile) but rather evaluates total compensation within the context of a number of factors described in greater detail below.

Objectives of Executive Compensation Elements

Each NEO’s annual total compensation is composed of a mix of fixed and variable compensation elements, consisting of:

•	base salary;

•	annual cash incentive plan;

•	from time to time, long-term equity incentives; and

•	benefits and perquisites.

We expect that this mix can and should change from time to time as our business needs and objectives evolve, and as external business and market circumstances change. The Committee reviews the combined value of all of the elements of compensation awarded in previous years, both targeted and actual, when considering proposed compensation for the current year.

We believe that it is appropriate to take a holistic view of each executive officer’s total compensation opportunity and review it annually on a prospective basis. The Company believes the value of an executive’s performance cannot be measured solely by reference to objective performance indicators or based on a simple formulaic approach; compensation should be awarded based on consideration of both objective and subjective factors. Therefore, we retain discretion to adjust different compensation elements based on particular facts and circumstances and consider other subjective factors which are addressed in this CD&A under the heading “— Executive Compensation Decisions for Fiscal Year 2007.”

Base Salary.  The objectives of the Company’s base salary element are to allow the Company to attract and retain qualified executives and to recognize and reward individual performance. The following items are considered when determining actual base salaries and making adjustments to base salaries:

•	our past performance and expectations of future performance;

•	individual scope of responsibility, performance and experience;

•	competitive compensation data from the peer group and other market comparisons;

•	historical salary levels; and

•	the recommendations of the CEO (only with respect to other NEOs).

Annual Cash Incentive Plan.  The objectives of our Annual Cash Incentive Plan, which consists of annual performance-based cash incentives and discretionary bonuses, are to:

•	reward executives for meeting financial and strategic business goals and objectives;

•	motivate executives to perform at their highest potential;

•	reinforce a sense of teamwork through common objectives and shared rewards for performance; and

•	align the interests of executives and stockholders.

For performance-based cash incentives, target award opportunities are established at the beginning of each year. Actual awards of performance-based cash incentives are predicated on:

•	the Company’s and individual’s performance against goals and objectives established at the beginning of the year, which rewards executives for meeting financial and strategic business goals and objectives; and

•	the Committee’s assessment of individual performance, which motivates executives to perform at their highest potential.

Each year the Committee selects performance measures and goals for the performance-based cash incentive portion of the Annual Cash Incentive Plan. The Company believes the performance measures and goals support stockholder value creation and align the interests of executives and stockholders.

With limited exceptions, all executive officers are measured against the same financial performance goals, which reinforces a sense of teamwork. For business unit heads, performance goals are often based on business unit-specific performance goals to reward executives when their business unit meets financial and strategic business goals and objectives.

The Committee considers a number of factors in determining who will receive a discretionary bonus award and the size of the award. Historically, discretionary cash bonuses have been made to recognize extraordinary efforts in the context of:

•	actual performance not warranting a formulaic incentive award because of changing business conditions; or

•	the completion of special projects (such as a business acquisition) or strategic initiatives.

The Committee believes it is important that it retain the authority to consider the strategic importance of items with respect to the payment of discretionary bonuses, as these items are not necessarily part of any business or strategic plan developed at the beginning of the year.

Long-term Equity Incentives.  Although stock options [and other equity awards] have been granted in prior years, more recently the Committee has focused on cash compensation for our executive officers. In 2007, no stock option grants or other equity awards were made. During 2008, the Committee plans to review its prior focus on cash compensation with a view to adding an equity-based component. The equity-based component would be designed to provide significant incentives directly linked to the long-term performance of the Company.

As part of the Special Litigation Committee’s remedial measures, which are described in greater detail under Item 9A, “Controls and Procedures” of this Annual Report, all future equity grants will be approved by a majority vote of the disinterested independent directors of the Board.

Benefits and Perquisites.  We offer a variety of health, welfare and qualified retirement programs to all employees, including our NEOs. The health, welfare and retirement programs available to our NEOs are the same as those offered to all employees. The Company believes that offering a competitive benefits program is necessary to attract high-caliber executive talent. The Company does not offer any supplemental benefit programs, such as a supplemental executive retirement plan (SERP), to any NEO.

As part of the total compensation program, the Company also has offered certain perquisites which are generally restricted to NEOs. Please see “All Other Compensation” column in the “Summary Compensation Table” and related discussion in the footnotes thereto under this Item 11, “Executive Compensation” of this Annual Report for more detailed information on the perquisites and personal benefits received by the NEOs during fiscal years 2006 and 2007.

As described in greater detail under Item 9A, “Controls and Procedures” of this Annual Report, the Special Litigation Committee reviewed, among other things, certain expense reimbursements (including those for lodging, flights, meals, private club memberships, the use of the chief executive officer’s residences, and legal fees incurred by the chief executive officer) and certain other corporate expenditures (including for the usage of aircraft, a yacht and automobiles, premiums for life insurance policies, salaries of several employees and grants of stock options). Based on its review, the Special Litigation Committee found that various expense reimbursements and corporate expenditures were excessive and approved a series of remedial measures relating to perquisites and personal benefits, including the following, which are designed to continue in effect at least until December 31, 2013:

•	A new position of EVP for Business Conduct and General Counsel has been created. The EVP for Business Conduct and General Counsel will, among other things, approve certain expense reimbursement requests at or above specified dollar amounts, as determined by the independent directors to the Board.

•	A new delegation of authority protocol to be approved by the independent directors of the Board will be developed to specify the size of transactions each officer is permitted to enter into on behalf of the Company. Among other things, pursuant to the protocol, the following will require prior approval by the EVP for Business Conduct and General Counsel: the purchase or lease of aircraft (including whole or partial interests) or motor vehicles (not including conventional car rentals); mortgage or rental payments on offices, homes, apartments or any other real property not used exclusively for business purposes; and club membership fees.

•	All company reimbursements for expenses will be subject to uniform, company-wide policies and procedures.

•	The independent directors of the Board will approve and implement a business expense policy applicable to all employees of the Company. The policy will prohibit the reimbursement of any expense that is not authorized under the Company’s business expense policy. The policy will also provide clear guidance as to determining what is and what is not a proper business expenditure. In this regard, the policy will prohibit the use of Company resources (including corporate credit cards) for personal travel or entertainment; prohibit the personal use of yachts or airplanes at Company expense; require restitution of any expenditure later deemed personal and include a compensation hold-back feature to ensure that restitution is made when necessary.

•	The independent directors of the Board will approve and implement detailed policies governing all employees regarding perquisites. Such policies will prohibit home office allowances.

Executive Compensation Decisions for Fiscal Year 2007

For the fiscal year ended December 31, 2007, the principal components of compensation for the NEOs were: base salary; annual incentive plan consisting of performance-based cash incentive awards; discretionary cash bonuses; and other personal benefits and perquisites.

Base Salary.  On an annual basis (and/or at the time of promotion), the Committee reviews individual base salaries of the NEOs. Salary increases are based on the Company’s overall performance and the executive’s attainment of individual objectives during the preceding year in the context of competitive market data.

The Committee does not assign relative weights or rankings to the different factors described under the heading “Objectives of Executive Compensation Elements — Base Salary,” but instead makes a determination based upon the consideration of all of these factors.

At its meeting in February 2007, the Committee considered base salary levels for the NEOs. Effective for fiscal year 2007, the Committee approved changes to NEO salaries as follows:

		2007	2006	Percent Increase
		Annualized	Annualized	(Decrease) for
NEO	2007 Position	Base Salary	Base Salary	Fiscal Year 2007

Vinod Gupta	Chairman of the Board and Chief Executive Officer	$750,000	$840,000	(11)%
Stormy L. Dean(1)	Chief Financial Officer	300,000	271,000	11%
Edward C. Mallin	President, Services Group	600,000	600,000	—
Fred Vakili	Executive Vice President of Administration and Chief Administrative Officer	480,000	480,000	—
John H. Longwell(2)	General Counsel and Secretary	350,000	350,000	—

Total:		2,480,000	2,541,000	(2)%

(1)	During 2006, Mr. Dean’s salary was increased from $240,000 to $280,000 in recognition of his additional responsibilities associated with being named the Chief Financial Officer of the Company.

(2)	Mr. Longwell was hired November 27, 2006.

In determining Mr. Gupta’s salary adjustment, the Committee decided to shift a larger portion of Mr. Gupta’s compensation to performance-based incentives and away from base salary.

Annual Cash Incentive Plan.  The 2007 annual cash incentive plan was designed to motivate and reward the NEOs for achievement of high levels of operating performance and to motivate executives to perform at their highest potential. NEOs were eligible for performance-based cash incentives under the plan based primarily upon achievement, both by the individual officer and the Company, of performance goals established for each year, as well as on the Committee’s assessment of individual performance.

The Committee set minimum (threshold), target and maximum levels for each performance measure. With the exception of Mr. Mallin, the 2007 financial performance metric was growth in pre-tax income. For Mr. Mallin, the 2007 financial performance goal was operational performance relative to a pre-established group of key accounts.

As a general rule, we believe that performance goals should be set at levels that reflect excellent performance, superior to the results of median-performing companies in our industry. Achieving performance goals requires significant effort on the part of the NEOs and the Company. At the same time, performance goals should be realistically achievable to provide the appropriate degree of motivation. To achieve this objective, in making the annual determination of the minimum, target and maximum performance goals, the Committee considers:

•	the specific circumstances facing the Company in the current year;

•	financial objectives of our strategic plan; and

•	stockholder expectations regarding the Company’s performance.

The minimum performance goal reflects the Committee’s minimum level of acceptable performance. If the Company does not achieve the minimum performance goal, performance-based cash incentive awards will not be made. The maximum performance goal reflects a level of performance that would significantly exceed the Committee’s, and the Company’s expectations of performance.

At the end of each fiscal year, the Committee also completes an assessment of individual performance relative to the goals that were set at the beginning of each year. These individual performance goals motivate and reward strong Company performance in relation to key metrics such as EBITDA, revenue and earnings per share. Specifically, the Committee compared the actual performance to the benchmarks set, and interpolated the amount of bonus to be paid to each individual based on actual company performance.

For 2007, the Committee determined the CEO earned a performance-based cash incentive award of $995,625. The metrics were slightly different than those for other individuals; specifically, the Committee focused on EBITDA and free cash flow. The interpolation process used by the Committee to determine the final amount was the same for the CEO and all NEOs.

The exhibit below shows the threshold, target, maximum performance-based cash incentive opportunity and actual performance-based cash award for each executive (after interpolation).

				Actual
	Annual Performance-Based Cash			Performance-Based
	Incentive Opportunity			Cash Award (After
NEO	Threshold	Target	Maximum	Interpolation)

Vinod Gupta	$375,000	$937,500	$1,500,000	$995,625
Stormy L. Dean	75,000	180,000	300,000	236,100
Edward C. Mallin	150,000	360,000	600,000	472,200
Fred Vakili	120,000	288,000	480,000	377,760
John H. Longwell	87,500	210,000	350,000	275,450

As previously discussed, the Committee also retains the authority to provide discretionary cash bonuses to NEOs based on several factors, including actual performance not warranting an incentive award because of changing business conditions and the completion of special projects (such as a business acquisition) or strategic initiatives, among others. For fiscal year 2007, the Committee awarded discretionary cash bonuses to each NEO, other than Mr. Gupta and Mr. Mallin. Messrs. Dean, Longwell and Vakili received $100,000, $25,000 and $100,000, respectively for their performances related to the Naviant Settlement. Mr. Longwell also was awarded a cash bonus of $7,500 because he was unable to participate in the Company’s 401(k) program when he first joined our Company. In addition, Mr. Longwell also received a cash award of $75,000 as part of his employment arrangement with the Company.

				Total 2007 Base Salary,
	2007	Performance		Incentive Award
NEO	Base Salary	Incentive Award	Cash Bonus	and Cash Bonus

Vinod Gupta	$750,000	$995,625	$—	$1,745,625
Stormy L. Dean	300,000	236,100	100,000	636,100
Edward C. Mallin	600,000	472,200	—	1,072,200
Fred Vakili	480,000	377,760	100,000	957,760
John H. Longwell	350,000	275,450	107,500	732,950

Long-term Equity Incentives.  As discussed above, no stock option grants or other equity awards were made in fiscal year 2007. During 2008, the Committee plans to review its prior focus on cash compensation with a view to adding an equity-based component. The equity-based component would be designed to provide significant incentives directly linked to the long-term performance of the Company.

Other Personal Benefits and Perquisites.  Our NEOs are entitled to participate in the same health, welfare and retirement programs offered to all employees. These coverages include a tax-qualified 401(k), medical, dental and vision coverage, wellness programs, use of our employee assistance program, short and long-term disability, and paid time off in accordance with company policies. For programs to which employees contribute premiums, executives are subject to the same premium structure as other exempt employees.

In addition to the benefits programs described above, we also provide our executives with certain perquisites of a more personal nature, to the extent they serve a legitimate business function. However, the Special Litigation Committee’s review, described in greater detail under “— Objectives of Executive Compensation Elements — Benefits and Perquisites,” has found that various expense reimbursements and corporate expenditures were excessive. Based on its review, the Special Litigation Committee has approved a series of remedial measures relating to perquisites and personal benefits, including a new review and approval process. We are in the process of implementing these remedial measures. For information on the perquisites and personal benefits received by the NEOs during fiscal years 2006 and 2007, please see the “All Other Compensation” column in the “Summary Compensation Table” and related discussion in the footnotes thereto under this Item 11, “Executive Compensation” of this Annual Report. See Item 9A, “Controls and Procedures” of this Annual Report for more information on the Special Litigation Committee’s findings and remedial measures.

Severance and Change in Control Considerations

Each NEO, other than Mr. Gupta and Mr. Longwell, is a party to a severance agreement with the Company that provides for certain payments upon termination of employment and/or change in control. These severance agreements were entered into with the NEOs in February 2006.

When the Company entered into these severance agreements, it was determined that such arrangements were appropriate based on their prevalence within the information collection and distribution industry, as well as for public companies in general, and the dynamic nature of mergers and acquisitions activity within the industry. Given the nature of the responsibilities of the NEOs, we also recognize that they could be involved in critical decisions relating to a potential change in control transactions and responsible for the successful implementation of such transactions, while being at risk of losing their jobs if a change in control occurs. The severance agreements are intended to provide sufficient protection for the NEOs to permit them to consider potential transactions that are in the best interest of our stockholders without being unduly influenced by the possible effects of the transaction on their personal employment situation and individual compensation.

As part of the Special Litigation Committee’s remedial measures, which are described in greater detail under Item 9A, “Controls and Procedures” of this Annual Report, within 60 days of the entry of judgment in connection with the Derivative Litigation, the Committee will endeavor to negotiate and approve employment agreements with the executive officers of the Company, including compensation terms commensurate with those of executive officers of similarly situated companies. The Committee plans to review the existing severance agreements in the context of reviewing and approving employment agreements with the executive officers.

The severance agreements are described in greater detail in this Item 11, “Executive Compensation” under the heading “Other Potential Post-Employment Payments — Severance Agreements.”

Tax and Accounting Considerations

The Committee considers the tax impact and accounting considerations of our compensation programs on the Company as well as on the NEOs from a personal perspective. For example, the Committee has considered the impact of tax provisions such as Section 162(m) in structuring our executive compensation program and, to the extent reasonably possible, in consideration of compensation goals and objectives, the compensation paid to the NEOs has been structured so as to qualify as performance-based and deductible for federal income tax purposes under Section 162(m). However, in consideration of the competitive nature of the market for executive talent, the Committee believes it is more important to deliver situation-appropriate and competitive compensation to drive shareholder value than to use a particular compensation practice or structure solely to ensure tax deductibility. Tax and accounting considerations are one of the many key elements of the Committee’s decision-making process.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

Respectfully submitted by the
Compensation Committee*:

Bernard W. Reznicek (Chair)
Dr. George F. Haddix**

The information contained in the Compensation Committee Report in this Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

      * Mr. Robin S. Chandra became a member of the Company’s Board of Directors in December 2007 and a member of the Compensation Committee effective January 25, 2008. As a result, he did not participate in, or oversee as a member of the Board of Directors, the decisions of the Compensation Committee with respect to the compensation of the Company’s executive officers during fiscal year 2007.
      ** Dr. Haddix became a member of the Compensation Committee effective January 25, 2008.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by the Company for fiscal year 2007 and 2006 to the Company’s Chief Executive Officer, Chief Financial Officer and each of the Company’s three most highly compensated executive officers who were serving as executive officers as of December 31, 2007 and whose total compensation exceeded $100,000 for fiscal year 2007 (collectively, the “Named Executive Officers” or “NEOs”):

						Non-Equity
					Option	Incentive Plan	All Other
		Salary		Bonus	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)		($)(4)	($)(5)	($)(4)	($)(6)	($)

Vinod Gupta	2007	$750,000		$—	$746,738	$995,625	$818,248	$3,310,611
Chief Executive Officer (Principal Executive Officer)	2006	836,539		—	987,546	—	646,931	2,471,016
Stormy L. Dean	2007	300,000		100,000	—	236,100	48,250	684,350
Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)	2006	270,769	(2)	46,000	—	144,000	9,600	470,369
Edward C. Mallin	2007	600,000		—	3,312	472,200	102,750	1,178,262
President, Services Group	2006	597,692		300,000	22,931	—	102,600	1,023,223
Fred Vakili	2007	480,000		100,000	2,321	377,760	81,808	1,041,889
Executive Vice President of Administration & Chief Administrative Officer	2006	475,385		30,000	15,762	250,000	69,452	840,599
John H. Longwell	2007	350,000		107,500	—	275,450	12,338	745,288
General Counsel & Secretary	2006	26,923	(3)	—	—	100,000	—	126,923

(1)	The dollar amount for the base salary of each executive officer varies slightly from that presented under the heading “Compensation Discussion and Analysis” due to the timing of the Company’s pay cycle.

(2)	During 2006, Mr. Dean’s salary was increased from $240,000 to $280,000 in recognition of his additional responsibilities associated with being named the Chief Financial Officer of the Company.

(3)	Mr. Longwell was hired November 27, 2006.

(4)	See “Compensation Discussion and Analysis — Executive Compensation Decisions for Fiscal Year 2007” for a discussion of how the bonus and incentive award amounts were determined.

(5)	Represents the amount recognized for financial statement reporting purposes with respect to the fiscal year ended December 31, 2007 in accordance with SFAS 123R for awards of options under our 1997 Stock Option Plan, as amended. The following table summarizes the assumptions used in the valuation of option awards.

								2007 Fiscal	2006 Fiscal
		Number of	Assumptions					Year	Year
	Grant	Shares of	Dividend	Risk-Free	Expected		Forfeiture	Compensation	Compensation
Name	Date	Stock Granted	Yield Rate	Rate	Term	Volatility	Rate	Cost	Cost

V. Gupta	05/03/2002	500,000	—%	2.87%	4.67	89.06	—	$—	$10,317
	07/24/2003	600,000	—	2.87	4.67	89.06	—	39,728	270,226
	03/10/2005	500,000	1.71	4.42	7.50	76.99	—	707,010	707,003
E. Mallin	05/03/2002	20,000	—	2.87	4.67	89.06	—	—	413
	07/24/2003	50,000	—	2.87	4.67	89.06	—	3,312	22,518
F. Vakili	07/24/2003	35,000	—	2.87	4.67	89.06	—	2,321	15,762

(6)	The following tables summarize the benefits included in the “All Other Compensation” column. As described in greater detail under “Compensation Discussion and Analysis — Objectives of Executive Compensation Elements — Benefits and Perquisites,” the Special Litigation Committee reviewed, among other things, certain expense reimbursements and certain other corporate expenditures and concluded that certain reimbursements and corporate expenditures were excessive. Based on its review, the Special Litigation Committee has approved a series of remedial measures relating to perquisites and personal benefits, including a new review and approval process. The Company is in the process of implementing these remedial measures. In light of the Special Litigation Committee’s findings and the incomplete status of implementation of new remedial measures, the Company has taken a conservative approach to the disclosure of perquisites and personal benefits received by the NEOs for fiscal year 2007 and revised the disclosure for fiscal year 2006. The Company has attributed the value of such expenses to the relevant NEO as a perquisite or a personal benefit for purposes of this Annual Report disclosure. See Item 9A, “Controls and Procedures” of this Annual Report for more information on the Special Litigation Committee’s findings and remedial measures.

2007	Mr. Gupta(a)	Mr. Dean	Mr. Mallin	Mr. Vakili	Mr. Longwell

Benefit from Company yacht(b)	$5,836	$—	$—	$—	$—
Benefit from Company automobiles(c)	66,354	—	—	13,022	—
Benefit from Company aircraft(d)	152,903	—	—	2,036	5,588
Benefit from club memberships(e)	63,528	—	—	—	—
Expense reimbursement(f)	156,682	—	—	—	—
Personnel services(g)	124,285	—	—	—	—
Personal legal fees(h)	145,910	—	—	—	—
Prize money in a Company-sponsored contest(i)	—	17,000	—	—	—
Home office allowance(j)	96,000	24,000	96,000	60,000	—
Automobile allowance(k)	—	500	—	—	—
401(k) plan contributions(l)	6,750	6,750	6,750	6,750	6,750

Total	$818,248	$48,250	$102,750	$81,808	$12,338

2006	Mr. Gupta(a)	Mr. Dean	Mr. Mallin	Mr. Vakili

Benefit from Company yacht(b)	$11,376	$—	$—	$—
Benefit from Company automobiles(c)	81,588	—	—	12,968
Benefit from Company aircraft(d)	125,708	—	—	1,884
Benefit from club memberships(e)	67,551	—	—	—
Expense reimbursement(f)	123,512	—	—	—
Personnel services(g)	124,596	—	—	—
Home office allowance(j)	96,000	—	96,000	48,000
Automobile allowance(k)	—	3,000	—	—
401(k) plan contributions(l)	6,600	6,600	6,600	6,600
Executive compensation consultant(m)	10,000	—	—	—

Total	$646,931	$9,600	$102,600	$69,452

(a)	As described under Item 13 “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report, the Company made payments during 2006 and 2007 to Jess Gupta, Mr. Gupta’s son, of approximately $48,000 for rent and $11,000 for condominium association dues for a residence owned by Jess Gupta and used on occasion by Company employees and other persons with a business relationship with the Company. However, after these payments are reduced by (1) amounts attributable to the use of the property for business purposes by Company employees or other persons with a business relationship with the Company, as calculated on a per-day basis using the rates of nearby hotels, and (2) amounts attributable to the use of other properties owned by Mr. Gupta for business purposes by Company employees or other persons with a business relationship with the Company for which the Company was not charged a rental fee, as calculated on a per-day basis using the rates of hotels in comparable locations, no net benefit to Mr. Gupta remains, and therefore no amount has been included in the table above.

(b)	Represents the aggregate incremental cost to the Company during the fiscal year of use of a Company-owned yacht by Mr. Gupta and his guests. We calculated the incremental cost of the use of the yacht by adding the operational cost of the yacht (including fuel, crew cost and catering), the depreciation recorded with respect to the yacht and the interest expenses associated with the yacht, in each case pro-rated based on the number of days spent on board. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(c)	Represents the aggregate incremental cost to the Company during the fiscal year of use of Company-owned or leased automobiles by Messrs. Gupta and Vakili. We calculated the cost of the use of the automobiles by adding the lease payments with respect to Company-leased automobiles, the depreciation recorded with respect to Company-owned automobiles and the insurance premiums. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(d)	Represents the cost to the Company of use of Company-owned fractional ownership interests in aircraft by Messrs. Gupta, Vakili, and Longwell and their respective guests during 2007 and by Messrs. Gupta and Vakili and their respective guests during 2006. With respect to flights undertaken for business purposes, no value has been attributed to additional passengers (including friends, family members and other guests) because the Company is billed for flights by the hour, regardless of the number of passengers, and therefore such passengers add only de minimis cost to such flights. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(e)	Represents payments by the Company during the fiscal year of usage fees, entertainment expenses and other expenses, as well as of one half of periodic dues, in connection with the use by Mr. Gupta, his guests, and Company employees of golf club and country club memberships (the remainder of the periodic dues are paid directly by Mr. Gupta). Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(f)	Represents payments by the Company during the fiscal year of expenses charged by Mr. Gupta to various credit cards for expense reimbursement. The Company reviewed credit cards statements in detail based on the information available, and classified as perquisite entries with respect to which the Company was unable to identify adequate support to conclude that the expenditures were integrally and directly related to the performance of Mr. Gupta’s duties. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(g)	Represents payments by the Company during the fiscal year of salaries and expenses related to the rendering of property management and other services to assist Mr. Gupta including, with respect to 2006, payments by the Company pursuant to a services contract with a company affiliated with a relative of Mr. Gupta. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(h)	Represents payments by the Company during the fiscal year of personal legal fees incurred by Mr. Gupta.

(i)	Represents prize money paid by the Company to Mr. Dean as the winner of a Company-sponsored contest.

(j)	Represents payments by the Company during 2007 with respect to Messrs. Gupta, Dean, Mallin and Vakili and during 2006 with respect to Messrs. Gupta, Mallin and Vakili of costs associated with enabling them to perform their business responsibilities from their homes.

(k)	Represents payments by the Company during the fiscal year of costs associated with the use by Mr. Dean of his personal automobile.

(l)	Represents matching Company contributions to the Company 401(k) plan.

(m)	Represents payments by the Company during 2006 of expenses associated with retaining an executive compensation consultant for Mr. Gupta.

GRANTS OF PLAN-BASED AWARDS

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Threshold($)	Target($)	Maximum($)

V. Gupta	$375,000	$937,500	$1,500,000
S. Dean	75,000	180,000	300,000
E. Mallin	150,000	360,000	600,000
F. Vakili	120,000	288,000	480,000
J. Longwell	87,500	210,000	350,000

(1)	These columns reflect potential awards under our 2007 Plan. The components of this plan are discussed in more detail under the heading “Compensation Discussion and Analysis — Executive Compensation for Fiscal Year 2007.” Actual payouts for 2007 are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. The grant date for these awards was February 1, 2007 for all NEOs, except with respect to Mr. Gupta, whose award grant date was April 17, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised
	Options		Options		Option	Option
	(#)		(#)		Exercise	Expiration
Name	Exercisable		Unexercisable		Price($)	Date

V. Gupta	—		500,000	(1)	12.60	3/10/2015
S. Dean	—		—		—	—
E. Mallin	50,000	(2)	—		8.11	7/24/2008
F. Vakili	35,000		—		8.11	7/24/2008
J. Longwell	—		—		—	—

(1)	These options were granted under the Company’s 1997 Stock Option Plan, as amended, on March 10, 2005. These options will vest 30% on March 10, 2008, 15% on March 10, 2009, 15% on March 10, 2010, 15% on March 10, 2011, 15% on March 10, 2012 and 10% on March 10, 2013. These options have a term of 10 years. Options for 500,000 shares granted on May 3, 2002, expired on May 3, 2007.

(2)	Options for 20,000 shares granted on May 3, 2002, expired on May 3, 2007.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2007

Option Awards
	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise
Name	(#)	($)(1)

V. Gupta	600,000	$708,000
S. Dean	—	—
E. Mallin	—	—
F. Vakili	—	—
J. Longwell	—	—

(1)	The “value realized” is calculated based on the difference between the market price of the Company’s common stock on the date of exercise and the exercise price.

OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS

Severance Agreements

In February 2006, the Company entered into severance agreements with Edward C. Mallin, Fred Vakili and Stormy L. Dean. Each of the severance agreements provides that if the executive’s employment is terminated either (i) by the Company for any reason other than Cause (as defined in the severance agreement), or (ii) by the executive for Good Reason (as defined in the severance agreement), the Company will make payments to the executive at a rate equal to the executive’s Total Compensation (as defined below) for a period from 6 months to 24 months, depending on the length of service completed by the executive. In addition, if the executive elects to continue health and/or dental insurance coverage under COBRA, the Company will pay the employer portion of the monthly premium until the executive obtains substantially equivalent insurance coverage, but, in any event, for not more than 12 months. “Total Compensation” means the executive’s base salary as in effect at the time of termination, plus the average of the executive’s annual bonus amount for the three calendar years preceding the year in which the executive’s employment terminates. If the Company becomes subject to a Change in Control (as defined below) and within twelve (12) months after such Change in Control, the executive’s employment is terminated either (i) by the Company for any reason other than Cause, or (ii) by the executive for Good Reason, the Company shall pay to the executive a lump sum based on the executive’s Total Compensation. The amount of the lump sum will be from one time up to three times the executive’s Total Compensation, depending on the length of service completed by the executive, together with additional payments sufficient to compensate for certain federal excise taxes. In addition, if the executive elects to continue health and/or dental insurance coverage under COBRA, the Company will pay the employer portion of the monthly premium until the executive obtains substantially equivalent insurance coverage, but, in any event, for not more than 12 months. Also, all shares of capital stock, stock options, performance units, stock appreciation rights or other derivative securities of the Company held by the executive at the time of termination will become fully vested and exercisable. If the executive’s employment terminates as a result of the executive’s death or Disability (as defined in the severance agreement), the Company shall pay the executive’s accrued compensation through the termination date, and a pro rata portion of the executive’s target bonus for the year in which termination occurs. To receive any severance benefits, the executive must execute a general release of all claims against the Company and must refrain from competing with the Company and from soliciting the Company’s employees for a period of up to 12 months after the date of termination. If it is determined that any payment or distribution will be subject to the excise tax imposed under Internal Revenue Code Section 280G, then the executive will be entitled to receive an additional payment or “gross up” to ensure that severance payments are not diminished.

For purposes of the severance agreements, a “Change in Control” includes (i) the consummation of a merger or consolidation of the Company with or into another entity or any other corporate reorganization, if persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization own immediately after such merger, consolidation or other reorganization 50% or more of the voting power of the outstanding securities of each of (A) the continuing or surviving entity and (B) any direct or indirect parent corporation of such continuing or surviving entity; (ii) the sale, transfer or other disposition of all or substantially all of the Company’s assets; (iii) a change in the majority of the board of directors without the approval of the incumbent board; (iv) any incumbent director who beneficially owns more than twenty percent (20%) of the total voting power represented by the Company’s then outstanding voting securities involuntarily ceasing to be a director; or (v) any transaction as a result of which any person first becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing at least 15% of the total voting power represented by the Company’s then outstanding voting securities.

Potential Payments under the Severance Agreements

The following tables set forth the payments the NEOs, other than Mr. Gupta and Mr. Longwell, who are not a party to a severance agreement with the Company, would receive if they were terminated as of December 31, 2007.

Potential Payments to Stormy L. Dean upon the Occurrence of Certain Events

							Change in
							Control of
							Company with
			Termination	Termination			the Executive’s
		Termination	by the	by the			Termination
		by the	Executive	Company			for Good
	Voluntary	Company	for Good	without			Reason or
Component of Compensation	Termination	for Cause	Reason	Cause	Disability	Death	without Cause

Cash Severance (base salary + bonus)	$—	$—	$592,033	$592,033	$156,100	$748,133	$592,033
Stock Options	—	—	—	—	—	—	—
Health Insurance	—	—	11,893	11,893	—	—	11,893
Life Insurance	—	—	—	—	—	50,000	—
Disability Pay	—	—	—	—	1,757,260	—	—
Accrued Vacation Pay	34,615	—	34,615	34,615	34,615	34,615	34,615

Potential Payments to Edward C. Mallin upon the Occurrence of Certain Events

							Change in
							Control of
							Company with
			Termination	Termination			the Executive’s
		Termination	by the	by the			Termination
		by the	Executive	Company			for Good
	Voluntary	Company	for Good	without			Reason or
Component of Compensation	Termination	for Cause	Reason	Cause	Disability	Death	without Cause

Cash Severance (base salary + bonus)	$—	$—	$1,557,400	$1,557,400	$112,200	$1,669,600	$1,557,400
Stock Options(1)	41,000	41,000	41,000	41,000	41,000	41,000	41,000
Health Insurance	—	—	8,488	8,488	—	—	8,488
Life Insurance	—	—	—	—	—	50,000	—
Disability Pay	—	—	—	—	854,795	—	—

(1)	Stock option payments for voluntary termination and termination for cause are based on the amount of options vested on the termination date. For all other termination events, the payments are based on accelerating all options to vest on the termination date. The value of the stock option payments are calculated based on the difference between the closing price of the Company’s common stock on the NASDAQ Global Select Market on December 31, 2007 and the exercise price.

Potential Payments to Fred Vakili upon the Occurrence of Certain Events

							Change in
							Control of
				Termination			Company with
		Termination	Termination	by the			the Executive’s
		by the	by the	Company			Termination for
	Voluntary	Company	Executive for	without			Good Reason or
Component of Compensation	Termination	for Cause	Reason	Cause	Disability	Death	without Cause

Cash Severance (base salary + bonus)	$—	$—	$1,259,253	$1,259,253	$189,760	$1,449,013	$1,259,253
Stock Options(1)	28,700	28,700	28,700	28,700	28,700	28,700	28,700
Health Insurance	—	—	8,488	8,488	—	—	8,488
Life Insurance	—	—	—	—	—	50,000	—
Disability Pay	—	—	—	—	1,293,370	—	—
Accrued Vacation Pay	55,385	—	55,385	55,385	55,385	55,385	55,385

(1)	Stock option payments for voluntary termination and termination for cause are based on the amount of options vested on the termination date. For all other termination events, the payments are based on accelerating all options to vest on the termination date. The value of the stock option payments are calculated based on the difference between the closing price of the Company’s common stock on the NASDAQ Global Select Market on December 31, 2007 and the exercise price.

BOARD COMPENSATION

Effective October 1, 2007, non-employee directors receive an annual cash retainer of $120,000, payable in monthly installments of $10,000 each. For the period from January 1, 2007 through September 30, 2007, non-employee directors received an annual cash retainer of $48,000, payable in monthly installments of $4,000 each. Mr. Vinod Gupta does not receive compensation for his service on the Board of Directors.

Currently, the chair of each standing Board committee, in addition to other compensation he receives for services as a director, receives an annual cash retainer of $20,000, payable in monthly installments of $1,667 each. The Lead Independent Director receives, in addition to other compensation he receives for services as a director or a committee chair, an additional annual cash retainer of $5,000, payable in monthly installments of $417 each. Members of a non-standing Board committee, including the Special Litigation Committee, each receive a cash retainer of $50,000, payable at the creation date of that committee, and an additional per meeting fee of $4,000 if travel is required or $2,000 if travel is not required.

	Fees
	Earned or
	Paid in Cash	Total
Name	($)	($)

Bill L. Fairfield	$208,250	$208,250
Bernard W. Reznicek	190,000	190,000
Dr. George F. Haddix	180,000	180,000
Dr. Vasant H. Raval	89,000	89,000
Elliot S. Kaplan	66,000	66,000
Dennis P. Walker(1)	66,000	66,000
Anshoo Gupta(2)	66,000	66,000
John N. Staples III(3)	17,333	17,333
Martin F. Kahn(4)	10,000	10,000
Clifton T. Weatherford(5)	4,581	4,581
George Krauss(6)	4,581	4,581
Robin S. Chandra(7)	4,581	4,581

(1)	Mr. Walker resigned from the Board of Directors effective January 25, 2008.

(2)	Mr. Anshoo Gupta died December 19, 2007.

(3)	Mr. Staples was elected to the Board of Directors effective November 9, 2007.

(4)	Mr. Kahn resigned from the Board of Directors effective February 2, 2007.

(5)	Mr. Weatherford was elected to the Board of Directors effective December 24, 2007.

(6)	Mr. Krauss was elected to the Board of Directors effective December 24, 2007.

(7)	Mr. Chandra was elected to the Board of Directors effective December 24, 2007.

OUTSTANDING DIRECTOR EQUITY AWARDS
AT FISCAL YEAR-END

Stock Option
Awards
Name	(#)(1)

Bill L. Fairfield	—
Bernard W. Reznicek	—
Dr. George F. Haddix	10,000
Dr. Vasant H. Raval	—
Elliot S. Kaplan	10,000
Dennis P. Walker	—

(1)	Certain Board members have in the past received awards of options under our 1997 Stock Option Plan, as amended. These options were all granted prior to 2007, had a five-year term, and vested on their respective grant dates.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Currently, the following individuals serve as members of the Compensation Committee: Bernard W. Reznicek (Chair), Dr. George F. Haddix and Robin S. Chandra. Prior members of the Compensation Committee in 2007 included Anshoo Gupta, Dennis P. Walker and Bill L. Fairfield. No member of the Compensation Committee is or ever has been an executive officer or employee of the Company (or any of its subsidiaries), and no “compensation committee interlocks” existed during fiscal year 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP

The following table sets forth the beneficial ownership of the Company’s common stock as of July 25, 2008 (i) by each of the executive officers named in the table in Item 11 under the heading “Executive Compensation — Summary Compensation Table,” (ii) by each director, (iii) by all current directors and executive officers as a group and (iv) by all persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock:

	Common Stock		Percent of
	Beneficially		Outstanding Shares
Beneficial Owners	Owned(1)		of Common Stock

Vinod Gupta	22,816,735	(2)	40.1%
5711 South 86th Circle Omaha, Nebraska 68127
Cardinal Capital Management, LLC	3,262,430	(3)	5.7%
One Greenwich Office Park Greenwich, Connecticut 06831
Burgundy Asset Management Ltd.	2,824,168	(4)	5.0%
181 Bay Street, Suite 4510 Toronto, Ontario M5J 2T3
Bill L. Fairfield	600		*
Dr. George F. Haddix	277,300	(5)	*
Elliot S. Kaplan	210,580		*
Dr. Vasant H. Raval	10,000	(6)	*
Bernard W. Reznicek	1,000		*
John N. Staples III			—
Clifton T. Weatherford			—
George Krauss			—
Robin S. Chandra			—
Edward C. Mallin	33,731		*
Stormy L. Dean	9,849		*
John H. Longwell	362		*
Fred Vakili	308,460		*
All directors, nominees and executive officers as a group (17 persons)	23,675,982	(7)	41.6%

*	Less than 1%

(1)	Includes the following shares that may be purchased within 60 days of July 25, 2008 pursuant to the exercise of outstanding options: Mr. Vinod Gupta, 149,999 shares; Dr. Haddix, 10,000 shares; Mr. Kaplan, 10,000 shares; Mr. Mallin, 50,000 shares; Mr. Vakili, 35,000 shares; and all directors and executive officers as a group, 256,999 shares.

(2)	Includes shares held by the following trusts, with respect to which Mr. Gupta has sole voting and dispositive powers: Vinod Gupta Revocable Trust (19,004,297 shares); Vinod Gupta 2008 Irrevocable Annuity Trust (500,000 shares); Vinod Gupta Charitable Remainder Trust (107,500 shares); Vinod Gupta Family Foundation (400,000 shares); and irrevocable trusts for three adult children (2,555,196 shares). Also includes 34,743 shares held by the Jess A. Gupta Revocable Trust, with respect to which Vinod Gupta has shared voting and dispositive powers, and 65,000 shares held by Mr. Gupta’s spouse. Mr. Gupta disclaims beneficial ownership of the shares held by the Vinod Gupta Charitable Remainder Trust, the Vinod Gupta Family Foundation, the trusts for his children, including the Jess A. Gupta Revocable Trust, and the shares held by his spouse.

Of the foregoing total shares, Mr. Gupta has pledged a total of 9,300,000 shares to secure repayment of loans from unaffiliated lenders.

(3)	Based on information contained in a report on Form 13F that Cardinal Capital Management, LLC filed with the SEC on May 15, 2008, which contained information as of March 31, 2008. On March 22, 2006, Cardinal Capital Management, LLC filed with the SEC a report on Form 13D/A to report beneficial ownership of 3,336,810 shares.

(4)	Based on information contained in a report on Form 13G that Burgundy Asset Management Ltd. filed with the SEC on February 12, 2008, which contained information as of December 31, 2007.

(5)	Includes 277,300 shares owned jointly by Dr. Haddix with his spouse.

(6)	Includes 10,000 shares owned jointly by Dr. Raval with his spouse.

(7)	Includes 7,365 shares beneficially owned by Dr. Greg Mahnke.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about equity securities of the Company that are authorized for issuance pursuant to equity compensation plans as of December 31, 2007.

Number of
	Securities to be		Number of
	Issued Upon	Weighted-Average	Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans(1)

Equity compensation plans approved by security holders	683,818	$11.37	4,381,282
Equity compensation plans not approved by security holders	—	—	—
Total	683,818	$11.37	4,381,282

(1)	Does not include securities reflected in the “Number of securities to be issued upon exercise of outstanding options, warrants and rights” column.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN TRANSACTIONS

Laurel Gupta, the spouse of Vinod Gupta, is an employee of the Company and received $129,996 in salary and compensation for fiscal year 2007. Prior to joining the Company, Ms. Gupta was employed by Cameron Associates in New York as an Investor Relations Executive and worked in institutional equity sales with Morgan Stanley. Ms. Gupta holds an M.B.A. in Finance from Stern School of Business at NYU.

The Company has retained the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. to provide certain legal services. Elliot S. Kaplan, a director of the Company, is a named partner and former Chairman of the Executive Board of Robins, Kaplan, Miller & Ciresi L.L.P. The Company paid a total of $1,679,484 to this law firm during 2007, which included $634,750 for its representation, on a contingent fee basis, of the Company in the Naviant litigation, the settlement of which resulted in net proceeds of $9.9 million to the Company. See Item 3 Legal Proceedings to this Form 10-K.

The Company paid $48 thousand for rent, and $11 thousand for association dues during 2007 for a condominium owned by Jess Gupta, and used by the Company. Jess Gupta is the son of Vinod Gupta.

The Company has adopted a written policy that the Audit Committee pre-approve all transactions between the Company and our officers, directors, principal stockholders and their affiliates with a value equal to or greater than $120,000. Any transactions between the Company and our officers, directors, principal stockholders and their affiliates with a value of less than $120,000 are reviewed by the Audit Committee but may be approved by the EVP for Business Conduct and General Counsel (or, in appropriate circumstances, his delegee).

As described in greater detail under Item 9A of this Annual Report, the Special Litigation Committee reviewed, among other things, certain related party transactions. Based on its review, the Special Litigation Committee determined that various related party transactions were excessive and approved a series of remedial measures relating to related party transactions. See Item 9A of this Annual Report for more information on the Special Litigation Committee’s findings and related remedial measures.

The required information regarding director independence is included in Item 10 of Part III under the caption “Director Independence and Board Committees” in this Annual Report.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The following table presents the aggregate fees billed to the Company for professional services rendered by KPMG for the audit of the Company’s fiscal year 2007 and 2006 annual financial statements and for other professional services rendered by KPMG in fiscal year 2007 and 2006.

	Fiscal Year
Type of Fee	2007	2006

Audit Fees(1)	$2,773,284	$958,475
Audit-Related Fees(2)	740,783	298,599
Tax Fees(3)	111,423	67,397
All Other Fees	—	—
Total fees	$3,625,490	1,324,471

(1)	Audit Fees consist of fees for the financial statement audits, which includes fees related to the SLC investigation.

(2)	Audit-Related Fees consist of fees for statutory audits, employee benefit plan audits and due diligence.

(3)	Tax Fees consist of fees for state and federal income tax preparation for a Company subsidiary, tax research and preparation of refund claims.

The above amounts include out-of-pocket expenses incurred by KPMG. The Audit Committee pre-approved all non-audit services described above. A copy of the Audit Committee’s pre-approved policy with respect to non-audit services appears below under the heading “Audit and Non-Audit Services Pre-Approval Policy.” The Audit Committee has considered whether the provision of the services described above was and is compatible with maintaining the independence of KPMG.

AUDIT AND NON-AUDIT SERVICES PRE-APPROVAL POLICY

Statement of Principles.

The Audit Committee is required to pre-approve the audit and non-audit services performed by the Company’s independent auditor. As part of the pre-approval process, the Audit Committee shall consider whether the services to be performed by the auditor are consistent with the SEC’s rules on auditor independence. Unless a type of service to be provided by the independent auditor has received pre-approval under this Policy, it will require separate pre-approval by the Audit Committee. The pre-approval requirement does not apply to the provision of non-audit services for which the de minimis exception described under “De Minimis Exception” applies.

The Audit Committee shall pre-approve, by resolution, the type and amount of audit, audit-related, tax and all other services to be performed by the Company’s independent auditor. The term of such pre-approval is 12 months from the date of pre-approval, unless otherwise specified in such resolutions. The Audit Committee will periodically review its pre-approval resolutions and modify the types and amount of services as it determines in its discretion. To assist the Audit Committee, the independent auditor will provide the Audit Committee with detailed back-up documentation regarding the specific services to be pre-approved.

Delegation.

The Audit Committee hereby delegates to the Chairman of the Audit Committee the authority to approve the engagement of the independent auditor to provide non-audit services as permitted by the Sarbanes-Oxley Act of 2002, to the extent that such non-audit services are not pre-approved as described herein and if such engagement is less than $25,000. The Chairman shall report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Audit Services.

The annual Audit services engagement terms and fees will be subject to the specific pre-approval of the Audit Committee. Audit services include the annual financial statement audit (including required quarterly reviews), subsidiary audits and other procedures required to be performed by the independent auditor to be able to form an opinion on the Company’s consolidated financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating to the audit or quarterly review. Audit services also include the attestation engagement for the independent auditor’s report on management’s report on internal controls for financial reporting. The Audit Committee will monitor the audit services engagement as necessary, but no less than on a quarterly basis, and will also approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope, Company structure or other items.

In addition to the annual audit services engagement approved by the Audit Committee, the Audit Committee may pre-approve other audit services, which are those services that only the independent auditor reasonably can provide. Other audit services may include statutory audits or financial audits for subsidiaries or affiliates of the Company and services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings.

Audit-related Services.

Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements or that are traditionally performed by the independent auditor. The Audit Committee may pre-approve audit-related services, including, among others, due diligence services pertaining to potential business acquisitions/dispositions; accounting consultations and audits in connection with acquisitions and dispositions; accounting consultations related to accounting, financial reporting or disclosure matters not classified as “Audit services”; assistance with understanding and implementing new accounting and financial reporting guidance from rulemaking authorities; financial audits of employee benefit plans; agreed-upon or expanded audit procedures related to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters; and assistance with internal control reporting requirements.

Tax Services.

The Audit Committee may pre-approve those tax services that have historically been provided by the auditor, that the Audit Committee has reviewed and believes would not impair the independence of the auditor, and that are consistent with the SEC’s rules on auditor independence. The Audit Committee may consult with management or its independent advisors, including counsel, to determine that the tax planning and reporting positions are consistent with this Policy.

All Other Services.

The Audit Committee may pre-approve those non-audit services classified as “all other services” that it believes are routine and recurring services and would not impair the independence of the auditor.

De Minimis Exception.

The pre-approval requirements for non-audit services is waived provided that all such services: (1) do not aggregate to more than five percent (5%) of the total revenues paid by the Company to its independent auditor in the fiscal year in which such services are provided; (2) were not recognized as non-audit services by the Company at the time of the engagement; and (3) are promptly reported to the Audit Committee and approved prior to completion of the audit.

Prohibited Non-Audit Services.

The Company may not retain its independent auditor to provide any of the prohibited non-audit services listed under the heading “Prohibited Non-Audit Services.” The SEC’s rules and relevant guidance should be consulted to determine the precise definitions of these services and the applicability of exceptions to certain of the prohibitions. The Audit Committee will review the list of prohibited non-audit services at least annually to determine whether any additions or deletions should be made.

Pre-Approval Fee Levels or Budgeted Amounts.

Pre-approval fee levels or budgeted amounts for all services to be provided by the independent auditor will be established annually by the Audit Committee and reviewed as the Audit Committee deems appropriate. Any proposed services exceeding these levels or amounts will require specific pre-approval by the Audit Committee, or its designee as described under “Delegation.” The Audit Committee is mindful of the overall relationship of fees for audit and non-audit services in determining whether to pre-approve any such services. For each fiscal year, the Audit Committee shall consider the appropriate ratio between the total amount of fees for audit, audit-related and tax services, and the total amount of fees for services classified as “all other” services.

Procedures.

All requests or applications for services to be provided by the independent auditor will be submitted to the Chief Financial Officer and shall include a description of the services to be rendered. The Chief Financial Officer will determine whether such services are included within the list of services that have been pre-approved by the Audit Committee. The Audit Committee will be informed on a periodic basis of the services rendered by the independent auditor. The Chief Financial Officer shall consult as necessary with the Chairman of the Audit Committee in determining whether any particular service has been pre-approved by the Audit Committee.

The Audit Committee has designated the Chief Financial Officer to monitor the performance of all services provided by the independent auditor and to determine whether such services are in compliance with the pre-approval policy. The Chief Financial Officer will report to the Audit Committee on a periodic basis on the results of such monitoring. The Chief Financial Officer will immediately report to the Chairman of the Audit Committee any breach of the pre-approval policy that comes to the attention of the Chief Financial Officer.

Prohibited Non-Audit Services.

•	Bookkeeping or other services related to the accounting records or financial statements of the audit client

•	Financial information systems design and implementation

•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports

•	Actuarial services

•	Internal audit outsourcing services

•	Management functions

•	Human resources

•	Broker-dealer, investment adviser or investment banking services

•	Legal services

•	Expert services unrelated to the audit

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1. Financial Statements.  The following Consolidated Financial Statements of infoGROUP Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included elsewhere in this Form 10-K:

2. Financial Statement Schedule.  The following consolidated financial statement schedule of infoGROUP Inc. and subsidiaries for the years ended December 31, 2007, 2006 and 2005 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements.

Description	Page No.

Schedule II Valuation and Qualifying Accounts	114

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits.  The following Exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
No.			Description

2.1		—	Agreement and Plan of Merger, dated as June 28, 2007, by and among infoUSA Inc., Knickerbocker Acquisition Corp. and Guideline, Inc., incorporated herein by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K, filed July 5, 2007
3.1		—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
3.2		—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
3.3		—	Certificate of Ownership and Merger effecting the name change to infoGROUP Inc., incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed June 4, 2008
*3	.4	—	Amended and Restated Bylaws
4.1		—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed March 20, 2000
4.2		—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
10.1		—	Second Amended and Restated Credit Agreement among infoUSA Inc., various Lenders named therein, LaSalle Bank National Association and Citibank F.S.B., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.2		—	Amended and Restated Security Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Collateral Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006

Exhibit
No.		Description

10.3	—	Amended and Restated Pledge Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Administrative Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.4	—	Amended and Restated Subsidiaries Guaranty by subsidiaries of infoUSA, Inc. named therein, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.5	—	Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-1(File No. 33-51352), filed August 28, 1992
10.6	—	1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-8 (File No. 333-37865), filed October 14, 1997
10.7	—	1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-8 (File No. 333-82933), filed July 15,1999
10.8	—	Separation and Consulting Agreement between Donnelley Marketing, Inc., Ray Butkus and White Oak Consulting, Inc., dated August 19, 2005, incorporated herein by reference to exhibits filed with our Current Report on Form 8-K, filed September 2, 2005
10.9	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Edward Mallin, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 17, 2006
10.10	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Monica Messer, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 17, 2006
10.11	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Fred Vakili, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 17, 2006
10.12	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Stormy L. Dean, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 17, 2006
10.13	—	Standstill Agreement dated July 21, 2006 between Vinod Gupta and infoUSA Inc, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K, filed July 25, 2006
10.14	—	First Amendment to Second Amended and Restated Credit Agreement, dated as of March 16, 2007, by and among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A. (f/k/a Citibank, F.S.B.), as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to the exhibit filed with our Current Report on Form 8-K, filed March 21, 2007
10.15	—	Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 16, 2007, by and among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A. (f/k/a Citibank, F.S.B.), as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed May 30, 2007
10.16	—	Deed of Trust and Security Agreement, dated as of May 23, 2007, by Ralston Building LLC to Commonwealth Land Title Insurance Company, as trustee, for the benefit of Suburban Capital Markets, Inc., incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, filed May 30, 2007
10.17	—	Deed of Trust and Security Agreement, dated as of May 23, 2007, by Papillion Building LLC to Commonwealth Land Title Insurance Company, as trustee, for the benefit of Suburban Capital Markets, Inc., incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed May 30, 2007
10.18	—	Fixed Rate Note of Ralston Building LLC to the order of Suburban Capital Markets, Inc., dated May 23, 2007, incorporated herein by reference to Exhibit 10.4 filed with our Current Report on Form 8-K, filed May 30, 2007
10.19	—	Fixed Rate Note of Papillion Building LLC to the order of Suburban Capital Markets, Inc., dated May 23, 2007, incorporated herein by reference to Exhibit 10.5 filed with our Current Report on Form 8-K, filed May 30, 2007

Exhibit
No.			Description

10.20		—	Guaranty, dated May 23, 2007, by infoUSA Inc. for the benefit of Suburban Capital Markets, Inc., with respect to Ralston Building LLC, incorporated herein by reference to Exhibit 10.6 filed with our Current Report on Form 8-K, filed May 30, 2007
10.21		—	Guaranty, dated May 23, 2007, by infoUSA Inc. for the benefit of Suburban Capital Markets, Inc., with respect to Papillion Building LLC, incorporated herein by reference to Exhibit 10.7 filed with our Current Report on Form 8-K, filed May 30, 2007
10.22		—	Net Lease, dated May 23, 2007, by and between Ralston Building LLC, as lessor, and infoUSA Inc., as lessee, incorporated herein by reference to Exhibit 10.8 filed with our Current Report on Form 8-K, filed May 30, 2007
10.23		—	Net Lease, dated May 23, 2007, by and between Papillion Building LLC, as lessor, and infoUSA Inc., as lessee, incorporated herein by reference to Exhibit 10.9 filed with our Current Report on Form 8-K, filed May 30, 2007
10.24		—	Agreement, dated July 20, 2007, between Vinod Gupta and infoUSA Inc., incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, filed July 26, 2007
10.25		—	Separation and Consulting Agreement, dated October 12, 2007, between infoUSA Inc. and Monica Messer, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed October 17, 2007
10.26		—	Third Amendment to the Second Amended and Restated Credit Agreement and Waiver of Default, dated March 26, 2008, among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed March 28, 2008
10.27		—	Fourth Amendment to the Second Amended and Restated Credit Agreement and Waiver of Default, dated June 27, 2008, among infoGROUP Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed July 3, 2008
10.28		—	Agreement, dated July 18, 2008, between Vinod Gupta and infoGROUP Inc., incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed July 23, 2008
*21	.1	—	Subsidiaries and State of Incorporation, filed herewith
*23	.1	—	Consent of Independent Registered Public Accounting Firm, filed herewith
*31	.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

infoGROUP Inc.

By:	/s/ STORMY L. DEAN
Stormy L. Dean
Chief Financial Officer

Dated: August 8, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BILL L. FAIRFIELD Bill L. Fairfield	Chairman of the Board	August 8, 2008

/s/ VINOD GUPTA Vinod Gupta	Chief Executive Officer (principal executive officer)	August 8, 2008

/s/ STORMY L. DEAN Stormy L. Dean	Chief Financial Officer (principal financial and accounting officer)	August 8, 2008

/s/ ROBIN S. CHANDRA Robin S. Chandra	Director	August 8, 2008

/s/ GEORGE F. HADDIX George F. Haddix	Director	August 8, 2008

/s/ ELLIOT S. KAPLAN Elliot S. Kaplan	Director	August 8, 2008

/s/ GEORGE KRAUSS George Krauss	Director	August 8, 2008

/s/ DR. VASANT RAVAL Dr. Vasant Raval	Director	August 8, 2008

/s/ BERNARD W. REZNICEK Bernard W. Reznicek	Director	August 8, 2008

/s/ JOHN N. STAPLES III John N. Staples III	Director	August 8, 2008

/s/ CLIFTON T. WEATHERFORD Clifton T. Weatherford	Director	August 8, 2008

infoGROUP INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
infoGROUP Inc. (formerly known as infoUSA Inc.):

We have audited the accompanying consolidated balance sheets of infoGROUP Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule for each of the years in the three-year period ended December 31, 2007, listed in Item 15(a)(2) of this annual report on Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of infoGROUP Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2, 10 and 20, the Company changed its methods of quantifying errors and recording stock-based compensation in 2006. In addition, as discussed in Notes 2 and 17, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of infoGROUP Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 8, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Omaha, Nebraska
August 8, 2008

infoGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$9,924	$4,433
Marketable securities	2,285	2,665
Trade accounts receivable, net of allowances of $2,397 and $839, respectively	78,573	76,667
List brokerage trade accounts receivable, net of allowances of $70 and $39, respectively	68,369	68,398
Unbilled services	25,114	20,794
Prepaid expenses	9,425	7,268
Deferred income taxes	4,041	3,522
Deferred marketing costs	2,234	3,485

Total current assets	199,965	187,232

Property and equipment, net	67,950	61,172
Goodwill	415,075	381,749
Intangible assets, net	118,205	108,046
Other assets	11,446	11,376

	$812,641	$749,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,944	$4,627
Accounts payable	23,312	27,474
List brokerage trade accounts payable	63,807	62,028
Accrued payroll expenses	39,507	33,608
Accrued expenses	22,158	12,149
Income taxes payable	3,288	4,655
Deferred revenue	71,922	77,944

Total current liabilities	228,938	222,485

Long-term debt, net of current portion	278,283	255,263
Deferred income taxes	31,046	35,421
Other liabilities	5,848	2,248
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 56,505,668 shares issued and outstanding at December 31, 2007 and 55,460,322 shares issued and outstanding at December 31, 2006	141	138
Paid-in capital	137,106	126,943
Retained earnings	129,908	108,391
Accumulated other comprehensive income (loss)	1,371	(1,314)

Total stockholders’ equity	268,526	234,158

	$812,641	$749,575

See accompanying notes to consolidated financial statements.

infoGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Net sales	$688,773	$434,876	$383,158
Costs and expenses:
Cost of goods and services	276,042	116,487	108,106
Selling, general and administrative	286,458	224,879	185,873
Depreciation and amortization of operating assets	21,502	14,020	12,818
Amortization of intangible assets	17,495	14,909	18,098

Total operating costs and expenses	601,497	370,295	324,895

Operating income	87,276	64,581	58,263
Other expense, net:
Investment income	740	536	2,934
Interest expense	(21,315)	(11,810)	(11,841)
Other charges	47	(68)	(190)

Other expense, net	(20,528)	(11,342)	(9,097)

Income before income taxes	66,748	53,239	49,166
Income tax expense	25,806	19,939	17,659

Net income	$40,942	$33,300	$31,507

Basic earnings per share:
Basic earnings per share	$0.73	$0.61	$0.59

Weighted average shares outstanding	55,809	54,974	53,850

Diluted earnings per share:
Diluted earnings per share	$0.73	$0.60	$0.58

Weighted average shares outstanding	55,976	55,340	54,040

See accompanying notes to consolidated financial statements.

infoGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the years ended December 31, 2007, 2006, and 2005

						Accumulated
					Notes	Other	Total
					Receivable	Comprehensive	Stock-
	Common	Paid-In	Retained	Treasury	from	Income	holders’
	Stock	Capital	Earnings	Stock	Officers	(Loss)	Equity
	(In thousands, except per share amounts)

Balances, December 31, 2004	$134	$106,669	$69,770	$(2,311)	$(334)	$(2,453)	$171,475

Comprehensive income:
Net income	—	—	31,507	—	—	—	31,507
Foreign currency translation adjustment, net of tax	—	—	—	—	—	493	493
Accumulated benefit obligation, net of tax	—	—	—	—	—	37	37
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	240	240

Total comprehensive income	—	—	31,507	—	—	770	32,277

Issuance of 402,285 shares of common stock in connection with stock option exercises	1	2,796	—	—	—	—	2,797
Interest on notes receivable	—	—	—	—	(5)	—	(5)
Tax benefit from employee stock options exercised	—	405	—	—	—	—	405
Issuance of 167,241 shares of treasury stock for Company’s match of 401(k) plan contribution	—	839	—	1,014	—	—	1,853
Dividends on common stock ($0.20 per share)	—	—	(10,646)	—		—	(10,646)
Non-cash stock compensation expense (benefit)	—	(289)	—	—	—	—	(289)

Balances, December 31, 2005	$135	$110,420	$90,631	$(1,297)	$(339)	$(1,683)	$197,867

Cumulative effect of adjustment resulting from adoption of SAB No. 108	—	—	(3,154)	—	—	—	(3,154)
Comprehensive income:
Net income	—	—	33,300	—	—	—	33,300
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(196)	(196)
Accumulated benefit obligation, net of tax	—	—	—	—	—	124	124
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	441	441

Total comprehensive income	—	—	33,300	—	—	369	33,669

Issuance of 1,484,817 shares of common stock in connection with stock option exercises	3	12,217	—	—	—	—	12,220
Interest on notes receivable	—	—	—	—	(11)	—	(11)
Repayments on notes receivable	—	—	—	—	350	—	350
Tax benefit from employee stock options exercised	—	2,083	—	—	—	—	2,083
Issuance of 210,354 shares of treasury stock, and 17,889 of common stock for Company’s match of 401(k) plan contribution	—	1,072	—	1,297	—	—	2,369
Dividends on common stock ($0.23 per share)	—	—	(12,386)	—		—	(12,386)
Non-cash stock compensation expense	—	1,151	—	—	—	—	1,151

Balances, December 31, 2006	$138	$126,943	$108,391	$—	$—	$(1,314)	$234,158

Comprehensive income:
Net income	—	—	40,942	—	—	—	40,942
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,058	1,058
Accumulated benefit obligation, net of tax	—	—	—	—	—	190	190
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	1,031	1,031
Derivative financial instruments	—	—	—	—	—	406	406

Total comprehensive income	—	—	40,942	—	—	2,685	43,627

Issuance of 774,893 shares of common stock in connection with stock option exercises	3	6,232	—	—	—	—	6,235
Tax benefit from employee stock options exercised	—	384	—	—	—	—	384
Issuance of 270,461 shares of common stock for Company’s match of 401(k) plan contribution	—	2,763	—	—	—	—	2,763
Dividends on common stock ($0.35 per share)	—	—	(19,425)	—	—	—	(19,425)
Non-cash stock compensation expense	—	784	—	—	—	—	784

Balances, December 31, 2007	$141	$137,106	$129,908	$—	$—	$1,371	$268,526

See accompanying notes to consolidated financial statements.

infoGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$40,942	$33,300	$31,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	21,502	14,037	12,818
Amortization of intangible assets	17,495	14,909	18,098
Amortization of deferred financing fees	628	527	560
Deferred income taxes	(8,556)	(2,216)	(6,272)
Non-cash stock option compensation expense (benefit)	784	1,151	(289)
Non-cash 401(k) contribution in common stock	2,763	2,369	1,853
Gain on sale of assets and marketable securities	(334)	—	(2,641)
Non-cash other charges	340	164	248
Non-cash interest earned on notes from officers	—	(11)	(5)
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	8,172	2,088	913
List brokerage trade accounts receivable	(341)	(2,244)	(910)
Prepaid expenses and other assets	(1,326)	3,751	(1,742)
Deferred marketing costs	1,250	(631)	(221)
Accounts payable	(9,274)	10,924	(8,630)
List brokerage trade accounts payable	1,257	2,181	3,025
Income taxes receivable and payable, net	(1,254)	(2,328)	3,508
Accrued expenses and other liabilities	11,836	(2,256)	1,463
Deferred revenue	(12,197)	(14,084)	33,046

Net cash provided by operating activities	73,687	61,631	86,329

Cash flows from investing activities:
Purchases of investments	(254)	(2,396)	(4,244)
Proceeds on sale of investments	3,613	536	8,494
Purchases of property and equipment	(16,930)	(13,598)	(6,521)
Acquisitions of businesses, net of cash acquired	(57,066)	(146,064)	(21,433)
Software development costs	(4,408)	(7,456)	(4,957)

Net cash used in investing activities	(75,045)	(168,978)	(28,661)

Cash flows from financing activities:
Repayments of long-term debt	(161,331)	(174,371)	(91,003)
Proceeds from long-term debt	181,675	285,796	31,278
Deferred financing costs paid	(1,171)	(852)	(57)
Dividends paid	(19,425)	(12,386)	(10,646)
Proceeds from repayment of notes receivable from officers	—	350	—
Proceeds from derivative financial instruments	704	—	—
Tax benefit related to employee stock options	384	2,083	405
Proceeds from exercise of stock options	6,235	12,220	2,797

Net cash provided by (used in) financing activities	7,071	112,840	(67,226)
Effect of exchange rate fluctuations on cash	(222)	237	(54)
Effect of SAB 108 adjustment on cash	—	(2,089)	—

Net increase (decrease) in cash and cash equivalents	5,491	3,641	(9,612)
Cash and cash equivalents, beginning of year	4,433	792	10,404

Cash and cash equivalents, end of year	$9,924	$4,433	$792

Supplemental cash flow information:
Interest paid	$19,454	$10,693	$11,638

Income taxes paid	$28,071	$22,334	$19,548

See accompanying notes to consolidated financial statements.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

infoGROUP Inc. and its subsidiaries (the “Company”) is a provider of business and consumer databases for sales leads and mailing lists, database marketing services, data processing services and sales and marketing solutions. The Company’s database powers the directory services of some of the top Internet traffic-generating sites. Customers use the Company’s products and services to find new customers, grow their sales, and for other direct marketing, telemarketing, customer analysis and credit reference purposes.

2.	Summary of Significant Accounting Policies

Reclassification.  Certain reclassifications have been made to conform prior year data to the current year presentation in the consolidated financial statements and accompanying notes for comparative purposes. The following balance sheet line items include amounts reclassed: trade accounts receivable, list brokerage trade accounts receivable, other assets, accounts payable and list brokerage trade accounts payable.

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

Marketable and Non-Marketable Investments.  Marketable securities have been classified as available-for-sale and are therefore carried at fair value, which are estimated based on quoted market prices. Unrealized gains and losses, net of related tax effects, are reported as other comprehensive income (loss) within the consolidated statements of stockholders’ equity and comprehensive income until realized. Realized gains and losses are determined by the specific identification method. For non-marketable investment securities in common stock where the Company has a 20 percent or less ownership interest and does not have the ability to exercise significant influence over the investee’s operating and financial policies, the cost method is used to account for the investment. Non-Marketable investment securities are included in other assets within the consolidated balance sheet.

Management monitors and evaluates the financial performance of the businesses in which it invests and compares the carrying value of the investment to quoted market prices (if available), or the fair values of similar investments. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other-than-temporary, the Company records the decline in value as a realized impairment loss and a reduction in the cost of the investment. The Company recorded impairment losses from other-than-temporary declines in the fair value of the Company’s investments of $0.4 million, $0.3 million, and $0.2 million in 2007, 2006 and 2005, respectively, and are included in other charges on the accompanying consolidated statements of operations.

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

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the right of offset. List brokerage sales revenues are recognized net of costs on the accompanying consolidated statements of operations.

Advertising Costs.  Direct marketing costs associated with the mailing and printing of brochures and catalogs are capitalized and amortized over six months, the period corresponding to the estimated revenue stream of the individual advertising activities. All other advertising costs are expensed as the advertising takes place. Total unamortized marketing costs at December 31, 2007 and 2006 were $2.2 million and $3.5 million, respectively. Total advertising expense for the years ended December 31, 2007, 2006, and 2005 were $46.1 million, $40.4 million, and $28.8 million, respectively.

Property and Equipment.  Property and equipment (including equipment acquired under capital leases) are stated at cost and are depreciated or amortized primarily using straight-line methods over the estimated useful lives of the assets, as follows:

Building and improvements	30 years Lesser of useful life
Leasehold improvements	or term of the agreement
Office furniture and equipment	7 years
Computer equipment	3 years
Capitalized equipment leases	3 to 5 years

Goodwill and Intangible Assets.  Intangible assets with estimable useful lives are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets, as follows:

Distribution networks	2 years
Noncompete agreements	Term of agreements
Purchased data processing software	2 to 7 years
Database costs	1 to 3 years
Core technology costs	3 to 5 years
Customer base costs	3 to 11 years
Trade name costs	1 to 20 years
Perpetual software license agreement	10 years
Software development costs	1 to 5 years

Goodwill and intangible assets represent the excess of costs over fair value of assets of businesses acquired. Goodwill resulting from acquisitions of businesses and determined to have an indefinite useful life is not subject to amortization, but instead tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss has been incurred, in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). During the fourth quarter of 2007, the Company completed a discounted cash flow valuation analysis for three reporting units according to the guidance provided by SFAS 142. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s estimated fair value. The Company determined that after the analysis was performed in the fourth quarter of 2007, no impairment exists.

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

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets, are determined. The residual goodwill value is then compared to the carrying value of goodwill to determine the impairment charge.

The Company used the Gordon growth model to calculate residual values. The Gordon growth model refers to the concept of taking the residual year cash flow and determining the value of a growing, perpetual annuity. The long-term growth rate used for each reporting unit was 2.5%. The Company used weighted-average costs of capital ranging between 12.9% and 15.9% in its discounted cash flows analysis.

Software Capitalization.  Until technological feasibility is established, software development costs are expensed as incurred. After that time, direct costs are capitalized and amortized equal to the greater of the ratio of current revenues to the estimated total revenues for each product or using the straight-line method, generally ranging from one to five years for software developed for external use. Unamortized software costs included in intangible assets at December 31, 2007 and 2006, were $10.7 million and $9.9 million, respectively. Amortization of capitalized costs during the years ended December 31, 2007, 2006, and 2005, totaled approximately $4.0 million, $3.0 million, and $1.5 million, respectively.

Database Development Costs.  Costs to maintain and enhance the Company’s existing business and consumer databases are expensed as incurred. Costs to develop new databases, which primarily represent direct external costs, are capitalized with amortization beginning upon successful completion of the project. Database development costs are amortized using the straight-line method over the expected lives of the databases, generally ranging from one to five years. Unamortized database development costs were $2.4 million and $3.2 million at December 31, 2007 and 2006, respectively. Amortization of capitalized costs during the years ended December 31, 2007, 2006, and 2005, totaled approximately $0.8 million, $0.6 million, and $0.2 million, respectively.

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

Revenue recognition.  Revenue from the sale of prospect lists (paper form or electronic), mailing labels, published directories, other sales lead products and DVD information products are recognized upon shipment. These product sales are typically evidenced by a written purchase order or by credit card authorization.

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

Revenue from the licensing of the Company’s data to third parties and the sale of the Company’s subscription-based products are recognized on a straight-line basis over the life of the agreement, when the Company commits to provide the customer either continuous data access (i.e., “24/7” access via the Internet) or updates of data files over a period of time. Licenses and subscriptions are evidenced by written contracts. The Company also licenses data to customers with no such commitments. In those cases, the Company recognizes revenue when the data is shipped to the customer, provided all revenue recognition criteria have been met.

Services performed in the Marketing Research Group vary from contract to contract and are not uniformly performed over the term of the arrangement.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Unbilled receivables are invoiced based upon the achievement of specific events as defined by each contract including deliverables, timetables and incurrence of certain costs. Unbilled receivables are classified as a current asset. Reimbursements of out-of-pocket expenses are included in revenues with corresponding costs incurred by the Company included in cost of revenues.

The Company assesses collectibility of revenues and the Company’s allowance for doubtful accounts based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from the Company’s customers. An allowance for doubtful accounts is established to record the Company’s trade accounts receivable at estimated net realizable value. If the Company determines that collection of revenues are not reasonably assured at or prior to the delivery of the Company’s products, the Company recognizes revenue upon the receipt of cash. Cash-basis revenue recognition periodically occurs in those cases where the Company sells or licenses its information products to a poorly capitalized company, such as an Internet startup company. However, sales recognized on this basis are not a significant portion of the Company’s total revenues.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the consolidated statements of operations.

Stock-Based Compensation.  Prior to the January 1, 2006 adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (’SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the stock option grant price equaled or exceeded the market price on the date of grant, no compensation expense was recognized for Company-issued stock options. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the Notes to consolidated financial statements.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: 1) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and 2) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then recognized as expense over the requisite service period.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation cost for stock options and warrants granted to non-employees and vendors is measured based upon the fair value of the stock option or warrant granted. When the performance commitment of the non-employee or vendor is not complete as of the grant date, the Company estimates the total compensation cost using a fair value method at the end of each period. Generally, the final measurement of compensation cost occurs when the non-employee or vendors related performance commitment is complete. Changes, either increases or decreases, in the estimated fair value of the options between the date of the grant and the final vesting of the options result in a change in the measure of compensation cost for the stock options or warrants. Compensation cost is recognized as expense over the periods in which the benefit is received. See Note 10 of the Notes to consolidated financial statements for further discussion of share-based compensation.

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

Contingencies.  The Company is involved in various legal proceedings. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. See Note 15 of the Notes to consolidated financial statements for further discussion of contingencies.

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

	For the Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

Weighted average number of shares outstanding used in basic EPS	55,809	54,974	53,850
Net additional common equivalent shares outstanding after assumed exercise of stock options	167	366	190

Weighted average number of shares outstanding used in diluted EPS	55,976	55,340	54,040

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

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 was effective as of the beginning of the 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Adoption on January 1, 2007 did not have a material effect on the Company’s consolidated financial condition or results of operation. See Note 17 to Notes to consolidated financial statements for further detail regarding the adoption of this accounting standard.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The Company does not believe the adoption of SFAS No. 157 for the Company’s non-financial assets and liabilities, effective January 1, 2009, will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company on January 1, 2008. the Company is currently assessing the impact of SFAS 159 on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), a revision to SFAS No. 141, Business Combinations. SFAS 141R provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. SFAS 141R141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company). The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, SFAS 160 requires the presentation of noncontrolling interests as equity in the Consolidated Statement of Financial Position, and separate identification and presentation in the consolidated statement of operations of net income attributable to the entity and the noncontrolling interest. It also establishes accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company). The provisions of SFAS 160 are generally required to be applied prospectively, except for the presentation and

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosure requirements, which must be applied retrospectively. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated financial statements.

3.	Acquisitions

The Company continues to grow through strategic acquisitions. The businesses acquired enables the Company to acquire the requisite critical mass to compete over the long term in the databases, direct marketing, e-mail marketing and market research industries.

Effective October 1, 2007, the Company acquired SECO Financial, a business that specializes in financial services industry marketing. The total purchase price was $1.0 million. The purchase price for the acquisition has been allocated to current assets of $0.4 million, current liabilities of $0.2 million, and goodwill and other identified intangibles of $0.8 million. Goodwill and other identified intangibles include: customer relationships of $0.2 million (life of 5 years), non-compete agreements of $0.1 million (life of 7 years), and goodwill of $0.5 million, which will all be deductible for income tax purposes.

Effective October 1, 2007, the Company acquired Northwest Research Group, a marketing research company. The total purchase price was $1.6 million. The purchase price for the acquisition has been allocated to current assets of $0.4 million, property and equipment of $0.1 million, current liabilities of $0.4 million, and goodwill and other identified intangibles of $1.5 million. Goodwill and other identified intangibles include: customer relationships of $0.5 million (life of 10 years), non-compete agreements of $0.2 million (life of 5 to 7 years), and goodwill of $0.8 million, which will all be deductible for income tax purposes.

On August 20, 2007, the Company acquired Guideline, Inc., a provider of custom business and market research and analysis. The total purchase price was $39.1 million, excluding cash acquired of $0.8 million, and including acquisition related costs of $1.6 million. The purchase price for the acquisition has been allocated to current assets of $12.4 million, property and equipment of $1.7 million, other assets of $0.5 million, current liabilities of $13.4 million, other liabilities of $3.5 million and goodwill and other identified intangibles of $39.8 million. Goodwill and other identified intangibles include: customer relationships of $12.0 million (life of 10 years), trade names of $4.3 million (life of 12 years), non-compete agreements of $0.4 million (life of 1.5 to 7 years), and goodwill of $23.1 million, none of which will be deductible for income tax purposes.

On July 27, 2007, the Company acquired NWC Research, an Asia Pacific research company based in Australia. The total purchase price was $7.5 million, excluding cash acquired of $0.1 million, and including acquisition related costs of $0.2 million. The purchase price for the acquisition has been preliminarily allocated to current assets of $2.3 million, property and equipment of $0.6 million, current liabilities of $1.4 million, and goodwill and other identified intangibles of $5.8 million. Goodwill and other identified intangibles include: customer relationships of $2.2 million (life of 10 years), trade name of $0.1 million (life of 1.5 years), non-compete agreements of $0.2 million (life of 7 years), and goodwill of $3.3 million, which will all be deductible for income tax purposes. A final allocation will be determined once the Company receives the final valuation report from the Company’s third party valuation company for certain acquisitions.

On June 22, 2007, the Company acquired expresscopy.com, a provider of printing and mailing services that specializes in short-run customized direct mail pieces. The total purchase price was $8.0 million, excluding cash acquired of $0.1 million, and including acquisition related costs of $0.2 million. The purchase price for the acquisition has been allocated to current assets of $0.6 million, property and equipment of $3.8 million, developed technology of $0.8 million, current liabilities of $1.9 million, other liabilities of $2.9 million, and goodwill and other identified intangibles of $7.4 million. Goodwill and other identified intangibles include: customer relationships of $1.5 million (life of 5 years), trade names of $0.5 million (life of 12 years), non-compete agreement of $0.3 million (life of 12 years), and goodwill of $5.1 million, which will all be deductible for income tax purposes.

On December 4, 2006, the Company acquired Opinion Research Corporation, a provider of commercial market research, health and demographic research for government agencies, information services and consulting. The total

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price was $132.0 million, excluding cash acquired of $0.8 million, and including acquisition related costs of $4.4 million. The purchase price for the acquisition has been allocated to current assets of $47.1 million, property and equipment of $7.9 million, other assets of $2.2 million, current liabilities of $29.9 million, other liabilities of $20.6 million, and goodwill and other identified intangibles of $120.9 million. Goodwill and other identified intangibles include: customer relationships of $47.7 million (life of 8 to 10 years), trade names of $11.5 million (life of 12 years), and goodwill of $61.7 million, none of which will be deductible for income tax purposes.

On November 10, 2006, the Company acquired Rubin Response Services, Inc., a provider of list brokerage and list management services. The total purchase price was $0.9 million. The purchase price for the acquisition has been allocated to current assets of $4.8 million, property and equipment of $0.1 million, current liabilities of $5.1 million and goodwill of $1.1 million, which will all be deductible for income tax purposes.

On October 31, 2006, the Company acquired Digital Connexxions Corp, an e-mail marketing company that specializes in the small-to-medium market and the publishing industry. The total purchase price was $5.1 million. The purchase price for the acquisition has been allocated to property and equipment of $0.8 million, current liabilities of $0.1 million, other liabilities of $0.3 million, and goodwill and other identified intangibles of $4.7 million. Goodwill and other identified intangibles include: customer relationships of $1.6 million (life of 8 years), intellectual property of $1.3 million (life of 2 years), developed technology of $1.2 million (life of 5 years), non-compete agreements of $0.1 million (life of 5 years), and goodwill of $0.5 million, which will all be deductible for income tax purposes.

On June 1, 2006, the Company acquired Mokrynskidirect, a provider of list brokerage and list management services. The total purchase price, excluding cash acquired of $2.0 million, and including $0.1 million for acquisition costs, was $6.6 million. The purchase price for the acquisition has been allocated to current assets of $11.5 million, property and equipment of $0.1 million, current liabilities of $11.9 million, and goodwill and other identified intangibles of $6.8 million. Goodwill and other identified intangibles include: customer relationships of $1.2 million (life of 8 years), trade name of $0.9 million (life of 1.5 years), and goodwill of $4.7 million, which will all be deductible for income tax purposes.

On November 1, 2005, the Company acquired Millard Group, a provider of list brokerage and list management services. The total purchase price was $14.2 million, including acquisition related costs of $0.3 million, of which $12.4 million was paid at closing and $1.5 million was paid during March 2006 after final calculation for working capital. The purchase price for the acquisition has been allocated to current assets of $30.1 million, property and equipment of $0.9 million, other assets of $0.2 million, current liabilities of $27.5 million, other liabilities of $2.5 million, and goodwill and other identified intangibles of $12.7 million. Goodwill and other identified intangibles include: customer relationships of $5.6 million (life of 10 years), developed technology of $0.3 million (life of 3 years), trade name of $0.2 million (life of 8 years), and goodwill of $6.6 million, none of which will all be deductible for income tax purposes.

On January 31, 2005, the Company acquired @Once, a retention based e-mail technology company. The total purchase price, including $0.3 million for acquisition costs, was $8.4 million, of which $7.0 million was paid at closing and $1.1 million was paid on March 29, 2005 after final calculation for working capital. The purchase price for the acquisition has been allocated to current assets of $1.5 million, property and equipment of $0.7 million, current liabilities of $0.4 million, and goodwill of $6.3 million, which will all be deductible for income tax purposes.

The Company accounted for these acquisitions under the purchase method of accounting and the operating results for each of these acquisitions are included in the accompanying consolidated statements of operations from the respective acquisition dates. All of these acquisitions were asset purchases, excluding Guideline, Inc. and Opinion Research Corporation, which were stock purchases. These acquisitions were completed to grow our market share and the Company believes this will enable us to compete over the long term in the databases, direct marketing, e-mail marketing and market research industries. In addition, the Company intends to continue to grow in the future through additional strategic acquisitions.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assuming the acquisitions described above made during 2007 and 2006 had been acquired on January 1, 2006 and included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and earnings per share would have been as follows:

	For the Years Ended
	December 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share amounts)

Net sales	$741,163	$705,501
Net income	$42,553	$35,118
Basic earnings per share	$0.76	$0.64
Diluted earnings per share	$0.76	$0.63

The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results that may occur in the future.

4.	Marketable and Non-Marketable Securities

At December 31, 2007, marketable securities available for-sale consists of common stock and mutual funds, which the Company records at fair market value. Any unrealized holding gains or losses are excluded from net income and reported as a component of accumulated other comprehensive income. During 2007, the Company recorded proceeds of $3.6 million, which included $1.7 million from the sale of a certain non-marketable security that the Company had recorded within other assets, and a net realized gain of $1.4 million. During 2006, the Company recorded proceeds of $0.5 million and a net realized gain of $0.1 million. During 2005, the Company recorded proceeds of $8.5 million and a net realized gain of $2.6 million.

5.	Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Other comprehensive income (loss):
Unrealized gain from investments:
Unrealized gains	$1,873	$263
Related tax expense	(674)	(95)

Net	1,199	168

Unrealized loss from pension plan:
Unrealized losses	$(1,100)	$(1,397)
Related tax benefit	396	503

Net	(704)	(894)

Foreign currency translation adjustments:
Unrealized gains (losses)	$734	$(919)
Related tax benefit (expense)	(264)	331

Net	470	(588)

Unrealized gain from derivative financial instrument:
Unrealized gains	634	—
Related tax expense	(228)	—

Net	406	—

Accumulated other comprehensive income (loss)	$1,371	$(1,314)

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Unrealized
				Gain (Loss)
	Unrealized	Unrealized	Foreign	from
	Gain (Loss)	Gain (Loss)	Currency	Derivative
	from	from	Translation	Financial
	Investments	Pension Plan	Adjustments	Instruments

Balance, December 31, 2004	(513)	(1,055)	(885)	—
Fiscal 2005 activity	(273)	37	493	—
Reclassification adjustment for loss included in net income	513	—	—	—

Balance, December 31, 2005	$(273)	$(1,018)	$(392)	—
Fiscal 2006 activity	466	124	(196)	—
Reclassification adjustment for gain included in net income	(25)	—	—	—

Balance, December 31, 2006	$168	$(894)	$(588)	—

Fiscal 2007 activity	1,292	190	1,058	406
Reclassification adjustment for gain included in net income	(261)	—	—	—

Balance, December 31, 2007	$1,199	$(704)	$470	$406

6.	Property and Equipment

	December 31,	December 31,
	2007	2006
	(In thousands)

Land and improvements	$4,317	$4,105
Buildings and improvements	47,253	43,994
Furniture and equipment	121,549	103,900
Capitalized equipment leases	22,923	22,555

	196,042	174,554
Less accumulated depreciation and amortization:
Owned property	113,308	99,848
Capitalized equipment leases	14,784	13,534

Property and equipment, net	$67,950	$61,172

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	12/31/2007			12/31/2006
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(In thousands)

Goodwill	$415,075	—	$415,075	$381,749	$—	$381,749
Other intangible assets:
Non-compete agreements	14,775	13,600	1,175	13,537	13,172	365
Core technology	16,004	11,716	4,288	15,072	9,494	5,577
Customer base	97,143	25,173	71,970	77,270	14,555	62,716
Trade names	38,042	13,390	24,652	32,448	9,562	22,886
Purchased data processing software	73,478	73,478	—	73,478	73,478	—
Acquired database costs	87,971	87,971	—	87,971	87,587	384
Perpetual software license agreements	8,000	8,000	—	8,000	7,467	533
Software and database development costs	22,751	9,622	13,129	17,993	4,855	13,138
Deferred financing costs	13,203	10,212	2,991	12,032	9,585	2,447

Total intangibles	$786,442	$253,162	$533,280	$719,550	$229,755	$489,795

The weighted average remaining amortization period for the other intangible assets as of December 31, 2007 are: non-compete agreements (3.63 years), core-technology (1.27 years), customer base (4.0 years), trade names (5.44 years), software and database development costs (1.58 years) and deferred financing costs (2.83 years). The weighted average remaining amortization period as of December 31, 2007 for all other intangible assets in total is 3.89 years.

The following table summarizes activity related to goodwill recorded by the Company:

	Beginning		Acquisition	Ending
Fiscal Year	Balance	Acquisition	Adjustments	Balance

2006	$313,448	$70,719	$(2,418)	$381,749
2007	$381,749	$42,599	$(9,273)	$415,075

During 2007, the Company finalized the purchase price allocation of acquisitions including Opinion Research Corporation, Mokrynskidirect, Digital Connexxions Corp. and Rubin Response Services, Inc. and recorded initial and subsequent adjustments for expresscopy.com, Guideline Inc., NWC Research, Northwest Research Group and SECO Financial. The acquisition adjustments in 2007 primarily related to two items: (1) a $3.9 million reduction in goodwill due to an immaterial correction of an error related to a purchase price allocation adjustment for deferred taxes for an acquisition and (2) the adjustment of other identified intangibles due to the receipt of the final valuation report from the Company’s third party valuation company for certain acquisitions.

During 2006, the Company finalized the purchase price allocation for acquisitions including Edith Roman, OneSource, @Once and Millard Group, and recorded initial and subsequent adjustments for Mokrynskidirect, Digital Connexxions Corp., Rubin Response Services, Inc. and Opinion Research Corporation.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future amounts by calendar year for amortization of intangibles as of December 31, 2007 are as follows (in thousands):

2008	$16,304
2009	13,899
2010	11,615
2011	10,410
2012 and thereafter	9,915

8.	Financing Arrangements

Long-term debt consists of the following:

	December 31,	December 31,
	2007	2006
	(In thousands)

Amended 2006 Credit Facility — term loan	172,260	99,000
Amended 2006 Credit Facility — revolving line of credit	59,000	139,000
Mortgage notes — collateralized by deeds of trust. Notes bear a fixed interest rate of 6.082% due June 2017. Interest is payable monthly	41,125	—
Mortgage note — collateralized by deed of trust. Note bears a variable interest rate of Libor plus 2.50%. Interest is payable monthly	1,441	1,665
Mortgage note — collateralized by deed of trust. Note bears a variable interest rate of Libor plus 1.95%. Interest is payable monthly	—	9,061
Construction note — short term, collateralized by deed of trust. Note bears a variable interest rate of Libor plus 1.95%. Interest is payable monthly	—	2,669
Economic development loan — State of Iowa, collateralized by deed of trust. Note is interest-free. Principal is due December 2009	61	92
Capital lease obligations (See Note 15)	9,340	8,403

	283,227	259,890
Less current portion	4,944	4,627

Long-term debt	$278,283	$255,263

Future maturities by calendar year of long-term debt as of December 31, 2007 are as follows (in thousands):

2008	$4,976
2009	3,859
2010	3,331
2011	62,037
2012	167,840
Thereafter	41,184

Total	$283,227

On March 16, 2007, the Company amended its Senior Secured Credit Facility that was entered into on February 14, 2006. The amendment increased the Company’s outstanding Term Loan B by $75 million. Proceeds from this transaction were used to reduce amounts outstanding under the Company’s revolving credit facility. The pricing, principal amortization and maturity date of the expanded Term Loan B remain unchanged from the existing terms. On May 16, 2007, the Company further amended its Senior Secured Credit Facility (as amended on

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 16, 2007 and May 16, 2007, the “2006 Credit Facility”) in order to (1) allow the mortgage loan transactions between the Company and Suburban Capital Markets, Inc. (“Suburban Capital”), described in further detail immediately below, and (2) waive any default of the 2006 Credit Facility which might otherwise occur by reason of such transactions.

At December 31, 2007, the term loan had a balance of $172.3 million, bearing an average interest rate of 6.83%. The revolving line of credit had a balance of $59 million, bearing an interest rate of 6.94%, and $116 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility.

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

The 2006 Credit Facility provides for grid-based interest pricing based upon the Company’s consolidated total leverage ratio. Interest rates for use of the revolving line of credit range from base rate plus 0.25% to 1.00% for base rate loans and LIBOR plus 1.25% to 2.00% for Eurodollar rate loans. Interest rates for the term loan range from base rate plus 0.75% to 1.00% for base rate loans and LIBOR plus 1.75% to 2.00% for Eurodollar rate loans. Subject to certain limitations set forth in the credit agreement, the Company may designate borrowings under the 2006 Credit Facility as base rate loans or Eurodollar loans.

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

In light of the ongoing investigation as described in Note 15 in the Notes to consolidated financial statements, the Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) by the SEC filing deadline. Failure to timely file the 2007 Form 10-K and provide annual financial statements to the lenders under the 2006 Credit Facility would constitute a default under the 2006 Credit Facility. Therefore, on March 26, 2008, the Company and the lenders under the 2006 Credit Facility Agreement entered into a Third Amendment (the “Third Amendment”) to the 2006 Credit Facility which, among other things: (1) extended the deadlines by which the Company must file the 2007 Form 10-K and Form 10-Q for the quarter ended March 31, 2008 and provide certain annual and quarterly financial statements to the lenders; (2) waived any other defaults arising from these filing delays; and (3) modified the covenant related to operating leases. On June 27, 2008, the Company and the lenders under the 2006 Credit Facility entered into a Fourth Amendment (the “Fourth Amendment”) to the 2006 Credit Facility (as amended by the Third Amendment and the Fourth Amendment, the “Amended 2006 Credit Facility”) which extended the deadlines by which the Company must file the 2007

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Form 10-K and the Form 10-Q for the period ended March 31, 2008 to August 15, 2008, and the Form 10-Q for the period ended June 30, 2008 to August 29, 2008. As a result of the amendments, the Company is in compliance with all restrictive covenants of the Amended 2006 Credit Facility.

The Amended 2006 Credit Facility provides that the Company may pay cash dividends on its common stock or repurchase shares of its common stock provided that (1) before and after giving effect to such dividend or repurchase, no event of default exists or would exist under the credit agreement, (2) before and after giving effect to such dividend or repurchase, the Company’s consolidated total leverage ratio is not more than 2.75 to 1.0, and (3) the aggregate amount of all cash dividends and stock repurchases during any loan year does not exceed $20 million, except that there is no cap on the amount of cash dividends or stock repurchases so long as, after giving effect to the dividend or repurchase our consolidated total leverage ratio is not more than 2.00 to 1.0.

During 2007 and 2006, the Company incurred costs of $1.2 million and $0.7 million, respectively, related to its financing transactions.

9.	Derivative Instruments and Hedging Activities

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

Coincident with closing the mortgage transactions described above, the Company unwound the treasury lock agreement that it entered into previously to hedge fluctuations in treasury rates between the execution date of the treasury lock and the issuance of the mortgage debt described above. As a result of treasury rate movement, the Company received cash proceeds of $0.7 million in settlement of the treasury lock. Substantially all of this amount will be deferred and amortized over the ten-year term of the mortgages as a reduction to interest expense. An ineffective portion of $38,415 was recorded to reduce interest expense on the settlement date since the actual principal balance of the mortgage loans was $41.1 million versus the notional amount of $43.5 million under the treasury lock.

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets and liabilities through earnings, or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. As of December 31, 2007, $0.4 million of deferred gains on derivative instruments was included in other comprehensive income.

The Company only enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Share-Based Payment Arrangements

Stock options have been issued under the 1997 Stock Option Plan. The stockholders of the Company also approved the 2007 Omnibus Incentive Plan in June 2007, but no options have been issued under that plan as of December 31, 2007. Options granted under the most current form of options vest over an eight-year period and expire ten years from date of grant. Options under this form are granted at 125% of the stock’s fair market value on the date of grant. Options granted under the previous form of options have exercise prices at the stock’s fair market value on the date of grant, vest over a four-year period at 25% per year, and expire five years from the date of grant.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: (1) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then recognized as expense over the requisite service period.

Stock-based employee compensation expense was $0.8 million in 2007, $1.2 million in 2006, and a benefit of $0.3 million in 2005 and is included in selling, general and administrative expenses within the Consolidated statements of operations.

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred. Upon the adoption of SFAS 123R, the excess tax benefits for those options are classified as financing cash inflows.

The pro forma table below reflects net income and basic and diluted earnings per share had the Company applied the fair value recognition provisions of SFAS 123 during 2005 (in thousands, except per share data):

Year Ended
December 31,
2005

Net income, as reported	$31,507
Less: Total stock-based employee compensation expense determined under fair value based method, net of taxes	(463)

Net income, pro forma	$31,044

Earnings per share:
Basic earnings per share — as reported	$0.59

Basic earnings per share — pro forma	$0.58

Diluted earnings per share — as reported	$0.58

Diluted earnings per share — pro forma	$0.57

Pro forma disclosures for 2007 and 2006 are not presented because the amounts are recognized in the consolidated statements of operations in selling, general and administrative expenses.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	Years Ended December 31,
	2007	2006	2005

Risk-free interest rate	*	*	4.42%
Expected dividend yield	*	*	1.71%
Expected volatility	*	*	76.99%
Expected term (in years)	*	*	7.5

*	Not applicable as there were no grants in 2007 or 2006.

The risk-free interest rate assumptions were based on an average of the 7-year and 10-year U.S. Treasury note yields at the date of grant. The expected volatility was based on historical daily price changes of the Company’s common stock since April 2000. The expected term was based on the historical exercise behavior and the weighted average of the vesting period and the contractual term.

The following table summarizes stock option plan activity for the years ended December 31, 2007, 2006 and 2005:

	Weighted		Weighted	Aggregate
	Average	Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value at
	Options	Exercise	Contractual	December 31,
	Shares	Price	Term	2007
				(In thousands)

Outstanding at December 31, 2004	3,789,692	8.38
Granted	500,000	12.60
Exercised	(402,285)	6.52
Forfeited or expired	(109,438)	7.92

Outstanding at December 31, 2005	3,777,969	9.10
Granted	—	—
Exercised	(1,434,817)	8.24
Forfeited or expired	(29,441)	7.42

Outstanding at December 31, 2006	2,313,711	9.67
Granted	—	—
Exercised	(774,893)	8.04
Forfeited or expired	(855,000)	9.80

Outstanding at December 31, 2007	683,818	11.37	5.55	$281

Options exercisable at December 31, 2007	169,818	7.47	.66	$281

There were not any options granted during 2007 or 2006. Weighted average fair value at the grant date was $6.25 per share for the year ended December 31, 2005.

The total intrinsic value of share options exercised was $1.1 million for the year ended December 31, 2007, $6.5 million for the year ended December 31, 2006, and $1.5 million for the year ended 2005. As of December 31, 2007, the total unrecognized compensation cost related to nonvested stock option awards was approximately $1.2 million and is expected to be recognized over a remaining weighted average period of 2.73 years. As of December 31, 2007, 4.4 million shares were available for additional option grants.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Savings Plan

Employees who meet certain eligibility requirements can participate in the Company’s 401(k) savings and investment plans. Under the plans, the Company may, at its discretion, match a percentage of the employee contributions. The Company recorded expenses for matching contributions totaling $6.0 million, $2.4 million, and $1.9 million in the years ended December 31, 2007, 2006 and 2005, respectively.

Under all plans, excluding the Marketing Research Group, the Company can make matching contributions to a plan by using Company common stock. Contribution expense is measured as the fair value of the Company’s common stock on the date of the grant. During 2007, the Company contributed 270,461 shares at a recorded value of $2.8 million. During 2006, the Company contributed 228,243 shares at a recorded value of $2.4 million. During 2005, the Company contributed 167,241 shares at a recorded value of $1.9 million.

The Opinion Research plan is a defined contribution pension plan. $0.4 million was contributed to the Opinion Research plan in 2007. The Macro International plans are profit sharing plans. $2.8 million was contributed to the Macro International profit sharing plans in 2007.

12.	Related Party Transactions

The Company has retained the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. to provide certain legal services. Elliot Kaplan, a director of the Company, is a name partner and former Chairman of the Executive Board of Robins, Kaplan, Miller & Ciresi L.L.P. The Company paid a total of $1.7 million, $1.1 million, and $0.4 million to this law firm during 2007, 2006, and 2005, respectively. The 2007 payment included $634,750 for representation, on a contingent fee basis, of the Company in the Naviant litigation, the settlement of which resulted in net proceeds of $9.9 million to the Company. See Note 15 Commitment and Contingencies for further discussion of this litigation.

The Company paid $48 thousand for rent, and $11 thousand for association dues, during 2007, 2006 and 2005 for a condominium owned by Jess Gupta, and used by the Company. Jess Gupta is the son of Vinod Gupta, the Company’s Chief Executive Officer.

The Company paid $8 thousand to Vinod Gupta Charitable Foundation during 2007 for reimbursement of expenses of an individual’s travel to a Company event. Vinod Gupta Charitable Foundation is 100% owned by Mr. Gupta.

During 2007, 2006, and 2005, Everest Inc. (f/k/a Vinod Gupta & Company, f/k/a Annapurna Corporation) and Everest Investment Management LLC rented office space in a building owned by the Company. During 2005 and until July 20, 2007, Everest Inc. was 100% owned by Mr. Gupta; from July 20, 2007 to date, Everest Inc. was owned 95.69% by Mr. Gupta; the remainder was owned by his three sons. Everest Investment Management LLC is owned 40% by Mr. Gupta; the remainder is owned by his three sons. The payments totaled $21 thousand, $30 thousand and $27 thousand during 2007, 2006 and 2005, respectively. Additionally, the Company received reimbursements for use of office space from PK Ware, Inc., which is a 100% owned by George Haddix, who is a board member of the Company. Reimbursements received from Mr. Haddix were $9 thousand, $10 thousand and $8 thousand during 2007, 2006 and 2005, respectively. In 2006, the Company received $4 thousand for use of office space from Dennis Walker, who was a board member of the Company at that time.

During 2006, the Company purchased 33,000 shares of Opinion Research Corporation common stock from the Vinod Gupta Revocable Trust for $0.2 million. Vinod Gupta Revocable Trust is 100% owned by Mr. Gupta. In addition, the Company received a payment for $0.1 million from the Vinod Gupta Revocable Trust associated with gains he had previously received upon the sale of Opinion Research Corporation common stock.

During 2006, the Company received a payment from the Vinod Gupta Revocable Trust for $0.1 million for reimbursement for short-swing profits Mr. Gupta had previously received on sale of infoUSA common stock.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, the Company paid $22 thousand to Corporate Avengers, LLC. Corporate Avengers provided marketing services to the Company for the time period February 2006 through December 2006. Corporate Avengers is owned by Ben Gottesman and Aaron Gottesman. Ben Gottesman is the son of Mr. Gupta’s wife, Laurel Gupta. Aaron Gottesman is Laurel Gupta’s ex-husband’s son.

During 2005, the Company purchased from Net Jets the fractional interest ownership of an airplane at a total cost of $2.6 million. The fractional interest in the airplane was previously owned by Annapurna Corporation and was subsequently purchased by the Company. Annapurna Corporation is 100% owned by Mr. Gupta. Prior to that purchase the Company paid Annapurna Corporation when the Company’s employees and officers used the aircraft. The Company did not make any payments in 2007 or 2006 to Annapurna Corporation. A total of $297 thousand was paid in 2005 to Annapurna Corporation, which included $265 thousand for usage of the aircraft, and $32 thousand for usage of the boat, of which $22 thousand was reimbursed to the Company from Annapurna Corporation. Additionally, during 2005 the Company entered into a long-term capital lease with a lender for ownership of a boat previously leased by Annapurna Corporation from the same lender for a total seven year commitment of $2.2 million.

13.	Supplemental Cash Flow Information

The Company made certain acquisitions during 2007, 2006 and 2005 (See Note 3) and assumed liabilities as follows:

	2007	2006	2005
	(In thousands)

Fair value of assets acquired	$83,128	$210,569	$47,535
Cash paid	(57,066)	(146,064)	(21,433)

Liabilities assumed	$26,062	$64,505	$26,102

The Company acquired property and equipment and other assets under capital lease obligations or financing arrangements totaling $6.0 million, $3.9 million, and $11.7 million, in the years ended December 31, 2007, 2006, and 2005, respectively.

14.	Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying amounts shown in the following table are included in the consolidated balance sheets under the indicated captions.

	December 31, 2007		December 31, 2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(Unaudited)		(Unaudited)
	(In thousands)

Financial assets:
Cash and cash equivalents	$9,924	$9,924	$4,433	$4,433
Marketable securities	2,285	2,285	2,665	2,665
Other assets — non-marketable investment securities	377	377	1,593	1,593
Financial liabilities:
Long-term debt	283,227	283,865	259,890	254,944

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the terms of its capital lease agreements, the Company is required to pay ownership costs, including taxes, licenses and maintenance. The Company also leases office space under operating leases expiring at various dates through 2015. Certain of these leases contain renewal options. Rent expense on operating lease agreements was $17.8 million, $8.6 million, and $7.4 million in the years ended December 31, 2007, 2006, and 2005, respectively. The increase in rent expense since 2005 is due to the rent expense incurred for company’s acquired during 2006 and 2007.

Following is a schedule of the future minimum lease payments as of December 31, 2007:

	Capital	Operating
	(In thousands)

2008	$3,559	$19,238
2009	2,266	16,624
2010	1,607	13,131
2011	1,255	11,347
2012	2,121	9,664
Thereafter	—	7,358

Total future minimum lease payments	$10,808	$77,362

Less amounts representing interest	(1,468)

Present value of net minimum lease payments	$9,340

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

In February 2006, Cardinal Value Equity Partners, L.P., which has reported beneficial ownership of 5.7% of our stock, filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County (the “Court”), against certain current and former directors of the Company, and the Company. The lawsuit was filed as a

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative action on behalf of the Company and as a class action on behalf of Cardinal Value Equity Partners, L.P. and other stockholders. The lawsuit asserted claims for breach of fiduciary duty and sought an order requiring the Company to reinstate a special committee of directors that had been formed in June 2005 to consider a proposal by Vinod Gupta to acquire the shares of the Company not owned by him. The special committee was dissolved in August 2005 after Mr. Gupta withdrew that proposal. The lawsuit also sought an order awarding the Company and the class unspecified damages. In May 2006, Cardinal amended its complaint to add several new allegations and named two additional directors of the Company as defendants. The Company and the individual defendants filed a motion to dismiss the lawsuit. On October 17, 2006, the Court granted that motion and dismissed the lawsuit without prejudice. The Court’s order permitted Cardinal to file an amended complaint within 60 days of the order. Cardinal subsequently filed a Third Amended Complaint, alleging derivative claims of breach of fiduciary duty and violations of Delaware law. In January 2007, the Court granted the defendants’ motion to consolidate the action with a similar action filed by Dolphin Limited Partnership I, L.P. et al. as discussed in the following paragraph (as consolidated, the “Derivative Litigation”).

In October 2006, Dolphin Limited Partnership I, L.P., Dolphin Financial Partners, L.L.C. and Robert Bartow filed a lawsuit in the Court against certain current and former directors of the Company, and the Company as a nominal defendant. The lawsuit was filed as a derivative action on behalf of the Company. The lawsuit asserts claims for breach of fiduciary duty and misuse of corporate assets, and seeks an order rescinding or declaring void certain transactions between the Company and Vinod Gupta, requiring the defendants to reimburse the Company for alleged damages and expenses relating to such transactions, and directing the Company to amend its Stockholder Rights Plan to include Mr. Gupta, his family and affiliates. The lawsuit also seeks an order awarding the Company unspecified damages. In January 2007, the Court ordered the case consolidated with a related lawsuit (described above) filed by Cardinal Value Equity Partners, L.P. Pursuant to the consolidation order entered by the court, Dolphin and Cardinal filed a consolidated complaint that essentially combines the claims that had been set forth in their respective individual complaints. Defendants moved to dismiss that complaint, and the motion was granted in part and denied in part on August 13, 2007 (the Court revised its opinion on August 20, 2007). See below for information with respect to the formation of a Special Litigation Committee of the Company’s Board of Directors (the “Special Litigation Committee”), which was established to review, among other things, the allegations included in the Derivative Litigation. As described below, the Derivative Litigation is currently stayed pursuant to an order of the Court.

In November 2007, the Company received a request from the Denver Regional Office of the SEC asking the Company to produce voluntarily certain documents as part of an informal SEC investigation. The requested documents relate to the allegations made in the Derivative Litigation and related party transactions, expense reimbursement, other corporate expenditures, and certain trading in the Company’s securities. The Company has cooperated fully, and intends to continue to cooperate fully, with the SEC’s request. Because the investigation is ongoing, the Company cannot predict the outcome of the investigation or its impact on the Company’s business. See below for information with respect to the formation of the Special Litigation Committee, which was established to review, among other things, the matters raised in the SEC’s informal investigation.

In December 2007, the Company’s Board of Directors formed the Special Litigation Committee in response to the consolidated complaint filed in the Derivative Litigation and in response to the SEC’s informal investigation of the Company and the related SEC request for voluntary production of documents. The Special Litigation Committee consists of five independent Board members: Robin S. Chandra (Chair), Clifton T. Weatherford, George H. Krauss, Bill L. Fairfield and Bernard W. Reznicek. The Special Litigation Committee, which retained the law firm of Covington & Burling LLP, has conducted an investigation of the matters that are the subject of the Derivative Litigation and the SEC’s informal investigation described above, as well as other related matters. Based on its review, the Special Litigation Committee determined on July 16, 2008 that various related party transactions, expense reimbursements and corporate expenditures were excessive and, in response, approved a series of remedial actions. The remedial actions are set forth in this Annual Report under Item 9A “Controls and Procedures.”

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2008, the Court granted the Special Litigation Committee’s request that the Derivative Litigation be stayed until June 30, 2008; this stay was subsequently extended by agreement of the parties until August 15, 2008. The SLC is currently conducting settlement discussions on behalf of the Company with all relevant parties, including the current and former directors of the Company named in the suit, Mr. Gupta, Cardinal, Dolphin, and Robert Bartow. A number of remedial measures are being developed in conjunction with settlement discussions connected to the shareholder derivative litigation and, as such, remain to be finalized. Other remedial measures have already been adopted by the SLC, and implementation as to many of them has already begun.

The Company is subject to legal claims and assertions in the ordinary course of business. Although the outcomes of any other lawsuits and claims are uncertain, we do not believe that, individually or in the aggregate, any such lawsuits or claims will have a material effect on the Company’s business, financial conditions, results of operations or liquidity.

16.	Restructuring Charges

The Company recorded restructuring charges during 2007, 2006, and 2005 of $10.0 million, $3.7 million, and $4.0 million, respectively. These costs related to workforce reductions as a part of the Company’s continuing strategy to reduce unnecessary costs and focus on core operations, the restructuring of the infoUSA National Accounts operations that occurred in 2007, as well as the restructuring of the Hill-Donnelly print operations in 2007. The workforce reduction charges included other involuntary employee separation costs during 2007 for approximately 325 employees for $3.7 million. The workforce reduction charges included involuntary employee separation costs during 2006 for 200 employees, and during 2005 for 243 employees. The workforce reduction was due to efforts to improve efficiencies primarily within sales divisions within the Company.

In February 2007, the Company announced the closing of the Hill-Donnelly printing facility in Tampa, Florida. The facility was closed in July 2007 and the operations were moved to Omaha, Nebraska. The total amount incurred in connection with the restructuring for 2007 was $0.5 million, which included $0.4 million for employee separation costs for workforce reductions charges for approximately 33 employees, and $0.1 million for facility reduction costs.

The Company announced in December 2006 the plan to restructure the infoUSA National Accounts operations, which included the closing of the Ames, Iowa client service and technology facility, and the movement of client services teams and management personnel from the Woodcliff Lake, New Jersey facility to Omaha, Nebraska. The infoUSA National Accounts restructuring was completed by December 31, 2007. During 2007, $5.8 million was incurred for these restructuring costs, which included $3.5 million for contract termination and other related costs and $2.3 million for workforce reductions charges for approximately 73 employees.

In December 2006, the Company acquired Opinion Research Corporation. In accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company identified costs which are related to the purchase of Opinion Research and have been accrued for as of December 31, 2007. The costs included in the accrual as of December 31, 2007 are for the closure of the Taiwan office, and the reduction of office space in the Princeton, New Jersey; Maumee, Ohio; and United Kingdom offices, as well as employee separation costs in each location.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity related to the restructuring charges recorded by the Company for the year ended December 31, 2007, including both the restructuring accrual balances and those costs expensed and paid within the same period:

			Amounts
	Beginning	Amounts	from	Amounts	Ending
	Accrual	Expensed	Acquisitions	Paid	Accrual
	(In thousands)

Data Group:
Employee separation costs	$1,293	$6,291	$5	$4,712	$2,877

Other associated costs	$—	$3,073	$—	$3,047	$26

Contract termination costs	$—	$685	$—	$685	$—

Marketing Research Group:
Employee separation costs	$—	$—	$1,797	$1,231	$566

Contract termination costs	$—	$—	$3,370	$782	$2,588

17.	Income Taxes

The components of the provision for income taxes were as follows:

	For the Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

Current:
Federal	$20,547	$20,334	$22,727
Foreign	2,379	574	698
State	4,339	1,247	247

	27,265	22,155	23,672

Deferred:
Federal	(1,203)	(2,261)	(7,246)
Foreign	323	166	847
State	(579)	(121)	386

	(1,459)	(2,216)	(6,013)

	$25,806	$19,939	$17,659

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The items accounting for the difference between income taxes computed at the statutory rate and the provision for income taxes were as follows:

	For the Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

Expected Federal income taxes at statutory rate of 35%	$23,355	$18,634	$17,208
State taxes, net of Federal effects	2,465	732	411
Foreign income	1,518	504	702
Foreign tax credit	(1,404)	(347)	(667)
Other	(128)	416	5

	$25,806	$19,939	$17,659

The components of the deferred tax assets (liabilities) were as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Unrealized losses	$360	$483
Pension plan obligation	230	503
Accounts receivable	968	343
Accrued compensation	6,521	5,728
Professional fees	1,142	—
Depreciation	4,227	2,397
Net operating losses	4,700	6,246

	18,148	15,700
Less: valuation allowance	(3,239)	(2,911)

	14,909	12,789

Deferred tax liabilities:
Unrealized gains	(900)	(94)
Intangible assets	(38,097)	(41,425)
Deferred marketing costs	(791)	(1,254)
Prepaid expense and other	(2,127)	(2,046)
Other	—	131

	(41,915)	(44,688)

Deferred tax liabilities	$(27,006)	$(31,899)

The Company has recognized deferred tax assets of $14.9 million, net of a valuation allowance of $3.2 million, as of December 31, 2007. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities, and tax planning strategies in making this assessment.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s valuation allowance increased by $0.3 million during the fiscal year 2007, primarily due to the acquisition of Guideline.

The Company had Federal net operating loss carryforwards (NOLs) for tax purposes totaling $3.0 million at December 31, 2007, that expire between 2022 and 2024. The utilization of some of these NOLs is limited pursuant to Section 382 of the Internal Revenue Code as a result of these prior ownership changes.

The Company had state NOLs (net of Federal effect) of $3.8 million as of December 31, 2007, that expire between 2008 and 2021. A valuation allowance has been provided for $3.2 million of these deferred tax assets as management believes these carryforwards are more likely than not to expire unused due to some subsidiaries with historical or projected losses.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, deferred income tax liabilities decreased by $7.5 million and the liability for unrecognized tax benefits increased by $7.5 million. There was no effect on the Company’s shareholders’ equity upon the Company’s adoption of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability for
Unrecognized
Tax Benefits
(In thousands)
Balance at January 1, 2007	$7,452
Increases from positions established during the current period	500
Decreases from positions established during the current period	(573)
Increases for tax positions of prior years	(4,519)
Decreases for lapse of 2003 Federal statute of limitations	(186)
Increases for lapse in 2002 state statute of limitations	14

Balance at December 31, 2007	$2,688

The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2003. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file, varies by state.

The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. For the year 2007, the amount of penalties and interest recognized as income tax expense was $268,652.

18.	Segment Information

On January 1, 2007, the Company reorganized its business segments for both operational and reporting purposes. The Company currently reports results in three segments: the Data Group, the Services Group and the Marketing Research Group. The Company continues to report administrative functions in the Corporate Activities Group.

The Services Group consists of subsidiaries providing customer data management and brokerage services, e-mail marketing services, and catalog marketing services.

The Data Group consists of infoUSA National Accounts, OneSource, Database License, and the Small and Medium Sized Business Group. The Data Group also includes the compilation and verification costs of the Company’s proprietary databases, and corporate technology.

The Marketing Research Group was established in 2006 with the Company’s acquisition of Opinion Research Corporation. The Marketing Research Group provides customer surveys, opinion polling, and other market research services for business, through its Opinion Research division, and for government, through its Macro

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

International division. The Marketing Research Group also includes the results from Guideline, Inc., NWC Research, and Northwest Research Group, all of which are research companies acquired by the Company during 2007.

The Data Group, Services Group and Marketing Research Group reflect actual net sales, order production costs, identifiable direct sales and marketing costs, and depreciation and amortization expense. The remaining indirect costs are presented in corporate activities.

The Corporate Activities Group includes administrative functions of the Company and other income (expense), including interest expense, investment income and other identified gains (losses).

Goodwill for the Data Group increased from $254.0 million at December 31, 2006, to $256.5 million at December 31, 2007. The increase in goodwill for the Data Group was the result of recording goodwill for the acquisition of expresscopy.com in June 2007 and SECO Financial in October 2007, offset by a $3.9 million reduction in goodwill due to an immaterial correction of an error related to a purchase price allocation adjustment for deferred taxes for an acquisition. Goodwill for the Services Group decreased to $63.5 million at December 31, 2007 from $65.8 million at December 31, 2006. The decrease in goodwill for the Services Group is due to the final purchase allocation adjustments for Millard Group, Mokrynskidirect, Digital Connexxions Corp and Rubin Response Services, Inc. Goodwill for the Marketing Research Group at December 31, 2007 was $95.0 million, which was the result of goodwill recorded for the acquisitions of Opinion Research Corporation, Guideline, Inc., NWC Research and Northwest Research Group.

The following table summarizes segment information, which excludes total assets since we do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment, except for goodwill:

	For the Year Ended December 31, 2007
			Marketing
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)

Net sales	$330,488	$136,783	$221,502	$—	$688,773
Operating income (loss)	88,009	33,738	10,162	(44,633)	87,276
Investment income	—	—	—	740	740
Interest expense	—	—	—	(21,315)	(21,315)
Other income	—	—	—	47	47
Income (loss) before income taxes	88,009	33,738	10,162	(65,161)	66,748
Goodwill	256,526	63,510	95,039	—	415,075

	For the Year Ended December 31, 2006
			Marketing
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)

Net sales	$299,357	$120,892	$14,627	$—	$434,876
Operating income (loss)	65,311	29,170	497	(30,397)	64,581
Investment income	—	—	—	536	536
Interest expense	—	—	—	(11,810)	(11,810)
Other income	—	—	—	(68)	(68)
Income (loss) before income taxes	65,311	29,170	497	(41,739)	53,239
Goodwill	254,048	65,822	61,879	—	381,749

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2005
	Data	Services	Corporate	Consolidated
	Group	Group	Activities	Total
	(In thousands)

Net sales	$291,587	$91,571	$—	$383,158
Operating income (loss)	62,215	21,297	(25,249)	58,263
Investment income	—	—	2,934	2,934
Interest expense	—	—	(11,841)	(11,841)
Other income	—	—	(190)	(190)
Income (loss) before income taxes	62,215	21,297	(34,346)	49,166

19.	Subsequent Events

On January 25, 2008, the Board of Directors of the Company declared a cash dividend of $0.35 per common share. The dividend payments, totaling $19.8 million, were paid on March 5, 2008, to stockholders of record as of the close of business on February 18, 2008.

Effective January 1, 2008, the Company acquired substantially all of the assets of Direct Media, Inc, which will join the Company’s Services Group as a provider of list brokerage and list management services. The purchase price was $22.3 million. This acquisition will be accounted for under the purchase method of accounting, and accordingly, the operating results of Direct Media, Inc. will be included in the Company’s financial statements going forward from the date of acquisition.

On June 1, 2008, the Company changed its name from infoUSA Inc. to infoGROUP Inc. The name change was effected pursuant to Section 253 of the Delaware General Corporation Law through its merger with a newly formed wholly owned subsidiary and stockholder approval was not required. The merger did not effect the outstanding stock of the Company and no other changes were made to its Certificate of Incorporation. In connection with the merger and related name change, the Company applied for, and received, a new CUSIP number for its common stock.

On July 16, 2008, the Special Litigation Committee concluded their internal investigation into the matters surrounding the Derivative Litigation. The Company incurred an additional $9.7 million in expenses for the six months ended June 30, 2008 related to the Derivative Litigation and the Special Litigation Committee’s investigation. In total we have incurred $12.7 million in expenses related to this investigation, $3.0 million in 2007 and $9.7 million for the six months ended June 30, 2008. See Note 15 Commitments and Contingencies for further discussion of this investigation.

Effective July 1, 2008, the Company will not be providing First Data Resources with licensed business data which it has provided them since June 30, 1999. First Data Resources notified the Company that it will not be renewing their business license agreement with the Company, which previously had an annual contract amount of $2.5 million. This is in addition to the previously disclosed consumer license agreement with First Data Resources that had an annual contract amount of $12 million, which was terminated and fully recognized as of December 31, 2007.

20.  Staff Accounting Bulletin 108 (SAB 108)

In September 2006, the SEC released Staff Accounting Bulletin 108, (“SAB 108”). The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of errors relating to prior years. In accordance with SAB 108, the Company adjusted beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements for the items described below which had previously been considered immaterial.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash:  The Company adjusted its beginning retained earnings for fiscal 2006 related to a historical difference between the detail supporting schedules for cash and cash recorded in the general ledger. It was determined that the Company had improperly included approximately $2.1 million in reconciling items resulting from an accounting system conversion prior to 2001.

Accounts Receivable Adjustment:  The Company adjusted its beginning retained earnings for fiscal 2006 related to a historical difference between the accounts receivable reconciliation and the accounts receivable a the consolidated subsidiary due primarily to a reconciling item improperly included in the reconciliation at the time of an accounting system conversion prior to 2001. This resulted in an adjustment of $1.8 million.

Property and Equipment:  The Company adjusted its beginning retained earnings for fiscal 2006 related to a historical difference between the detail supporting schedules for property and equipment and property and equipment recorded in a consolidated subsidiary. It was determined the Company had recorded $0.8 million more expense than necessary in prior years when recording depreciation expense for a particular asset. This resulted in an adjustment of $0.8 million.

The cumulative effect of each of the items noted above on fiscal 2006 beginning balances are presented below:

	Current	Property and	Retained
Description	Assets	Equipment	Earnings
	(Amounts in thousands)

Cash	$(2,089)	$—	$(2,089)
Accounts receivable	(1,823)	—	(1,823)
Property and equipment	—	758	758

Total	$(3,912)	$758	$(3,154)

infoGROUP INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts*	Deductions		Period
	(In thousands)

Allowance for doubtful accounts receivable:				(A	)
December 31, 2005	$1,394	$1,810	$(214)	$1,698		$1,292
December 31, 2006	$1,292	$1,104	$90	$1,608		$878
December 31, 2007	$878	$4,615	$34	$3,060		$2,467
Allowance for sales returns:				(B	)
December 31, 2005	$—	$—	$—	$—		$—
December 31, 2006	$—	$368	$—	$—		$368
December 31, 2007	$368	$289	$—	$—		$657

*	Recorded as a result of acquisitions

(A)	Charge-offs during the period indicated

(B)	Returns processed during the period indicated

See accompanying independent auditors’ report.

EXHIBIT INDEX

Exhibit
No.			Description

2.1		—	Agreement and Plan of Merger, dated as June 28, 2007, by and among infoUSA Inc., Knickerbocker Acquisition Corp. and Guideline, Inc., incorporated herein by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K, filed July 5, 2007
3.1		—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
3.2		—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
3.3		—	Certificate of Ownership and Merger effecting the name change to infoGROUP Inc., incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed June 4, 2008
*3	.4	—	Amended and Restated Bylaws
4.1		—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed March 20, 2000
4.2		—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
10.1		—	Second Amended and Restated Credit Agreement among infoUSA Inc., various Lenders named therein, LaSalle Bank National Association and Citibank F.S.B., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.2		—	Amended and Restated Security Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Collateral Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.3		—	Amended and Restated Pledge Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Administrative Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.4		—	Amended and Restated Subsidiaries Guaranty by subsidiaries of infoUSA, Inc. named therein, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.5		—	Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-1(File No. 33-51352), filed August 28, 1992
10.6		—	1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-8 (File No. 333-37865), filed October 14, 1997
10.7		—	1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-8 (File No. 333-82933), filed July 15,1999
10.8		—	Separation and Consulting Agreement between Donnelley Marketing, Inc., Ray Butkus and White Oak Consulting, Inc., dated August 19, 2005, incorporated herein by reference to exhibits filed with our Current Report on Form 8-K, filed September 2, 2005
10.9		—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Edward Mallin, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 17, 2006
10.10		—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Monica Messer, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 17, 2006
10.11		—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Fred Vakili, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 17, 2006
10.12		—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Stormy L. Dean, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 17, 2006
10.13		—	Standstill Agreement dated July 21, 2006 between Vinod Gupta and infoUSA Inc, incorporated herein by reference to the exhibits filed with the Company’s Current Report on Form 8-K, filed July 25, 2006

Exhibit
No.		Description

10.14	—	First Amendment to Second Amended and Restated Credit Agreement, dated as of March 16, 2007, by and among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A. (f/k/a Citibank, F.S.B.), as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to the exhibit filed with our Current Report on Form 8-K, filed March 21, 2007
10.15	—	Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 16, 2007, by and among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A. (f/k/a Citibank, F.S.B.), as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed May 30, 2007
10.16	—	Deed of Trust and Security Agreement, dated as of May 23, 2007, by Ralston Building LLC to Commonwealth Land Title Insurance Company, as trustee, for the benefit of Suburban Capital Markets, Inc., incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, filed May 30, 2007
10.17	—	Deed of Trust and Security Agreement, dated as of May 23, 2007, by Papillion Building LLC to Commonwealth Land Title Insurance Company, as trustee, for the benefit of Suburban Capital Markets, Inc., incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed May 30, 2007
10.18	—	Fixed Rate Note of Ralston Building LLC to the order of Suburban Capital Markets, Inc., dated May 23, 2007, incorporated herein by reference to Exhibit 10.4 filed with our Current Report on Form 8-K, filed May 30, 2007
10.19	—	Fixed Rate Note of Papillion Building LLC to the order of Suburban Capital Markets, Inc., dated May 23, 2007, incorporated herein by reference to Exhibit 10.5 filed with our Current Report on Form 8-K, filed May 30, 2007
10.20	—	Guaranty, dated May 23, 2007, by infoUSA Inc. for the benefit of Suburban Capital Markets, Inc., with respect to Ralston Building LLC, incorporated herein by reference to Exhibit 10.6 filed with our Current Report on Form 8-K, filed May 30, 2007
10.21	—	Guaranty, dated May 23, 2007, by infoUSA Inc. for the benefit of Suburban Capital Markets, Inc., with respect to Papillion Building LLC, incorporated herein by reference to Exhibit 10.7 filed with our Current Report on Form 8-K, filed May 30, 2007
10.22	—	Net Lease, dated May 23, 2007, by and between Ralston Building LLC, as lessor, and infoUSA Inc., as lessee, incorporated herein by reference to Exhibit 10.8 filed with our Current Report on Form 8-K, filed May 30, 2007
10.23	—	Net Lease, dated May 23, 2007, by and between Papillion Building LLC, as lessor, and infoUSA Inc., as lessee, incorporated herein by reference to Exhibit 10.9 filed with our Current Report on Form 8-K, filed May 30, 2007
10.24	—	Agreement, dated July 20, 2007, between Vinod Gupta and infoUSA Inc., incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, filed July 26, 2007
10.25	—	Separation and Consulting Agreement, dated October 12, 2007, between infoUSA Inc. and Monica Messer, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed October 17, 2007
10.26	—	Third Amendment to the Second Amended and Restated Credit Agreement and Waiver of Default, dated March 26, 2008, among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed March 28, 2008

Exhibit
No.			Description

10.27		—	Fourth Amendment to the Second Amended and Restated Credit Agreement and Waiver of Default, dated June 27, 2008, among infoGROUP Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed July 3, 2008
10.28		—	Agreement, dated July 18, 2008, between Vinod Gupta and infoGROUP Inc., incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed July 23, 2008
*21	.1	—	Subsidiaries and State of Incorporation, filed herewith
*23	.1	—	Consent of Independent Registered Public Accounting Firm, filed herewith
*31	.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith