Form 10-Q
period 2008-03-31
infoGROUP Inc.
filed 2008-08-08
CIK 879437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-19598
infoGROUP Inc.

(exact name of registrant specified in its charter)

DELAWARE	47-0751545

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5711 SOUTH 86TH CIRCLE, OMAHA, NEBRASKA	68127

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (402) 593-4500
infoUSA Inc.

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
Yes ☐     No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     56,807,996 shares of Common Stock, $0.0025 par value per share, outstanding at August 4, 2008

infoGROUP Inc.

EXPLANATORY NOTE
     This Form 10-Q for the quarter ended March 31, 2008 was delayed due to the time required to complete the internal investigation conducted by the Special Litigation Committee of the Board of Directors (the “Special Litigation Committee”) of infoGROUP Inc. (the “Company” or “infoGROUP” or “we”), as described below.
Special Litigation Committee Investigation
     As disclosed previously, effective December 24, 2007, the Board of Directors formed the Special Litigation Committee in response to the consolidated complaint In re infoUSA, Inc. Shareholders Litigation, Consol. Civil Action No. 1956-CC (Del. Ch.) (the “Derivative Litigation”) and in response to the informal investigation of the Company by the U.S. Securities and Exchange Commission (“SEC”) and the related SEC request for the voluntary production of documents concerning related party transactions, expense reimbursement, other corporate expenditures, and certain trading in our securities. The Special Litigation Committee is composed of five independent Board members: Robin S. Chandra (Chair), Clifton T. Weatherford, George H. Krauss, Bill L. Fairfield and Bernard W. Reznicek. The Special Litigation Committee, which retained the law firm of Covington & Burling LLP, has conducted an internal investigation of the matters that are the subject of the Derivative Litigation and the SEC’s informal investigation, as well as other related matters. Based on its review, the Special Litigation Committee determined on July 16, 2008 that various related party transactions, expense reimbursements and corporate expenditures were excessive and approved a series of remedial actions and decisions. The remedial actions and decisions are set forth in Item 9A, “Controls and Procedures” in the Form 10-K for the year ended December 31, 2007 filed with the SEC immediately prior to this Form 10-Q.
Ineffectiveness of Internal Control Over Financial Reporting and Disclosure Controls and Procedures
     As disclosed in Item 4 of this Form 10-Q, in accordance with Section 404 of the Sarbanes Oxley Act of 2002, management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the criteria established in the Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission. We are disclosing material weaknesses that were identified as a result of our management’s assessment. We have detailed in Item 4 the nature of the material weaknesses, the impact on financial reporting and the control environment and management’s current plans for remediation.
SEC Investigation
     As described in Item 1, “Legal Proceedings” of Part II of this Form 10-Q, in November 2007, the Company received a request from the Denver Regional Office of the SEC asking the Company to voluntarily produce certain documents as part of an informal SEC investigation. For additional information, please see Item 1, “Legal Proceedings” of Part II of this Form 10-Q.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
infoGROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
	(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$18,635	$9,924
Marketable securities	453	2,285
Trade accounts receivable, net of allowances of $2,056 and $2,397, respectively	64,333	78,573
List brokerage trade accounts receivable, net of allowances of $451 and $70, respectively	90,457	68,369
Unbilled services	29,847	25,114
Deferred income taxes	4,471	4,041
Prepaid expenses	11,151	9,425
Deferred marketing costs	2,084	2,234

Total current assets	221,431	199,965

Property and equipment, net	69,143	67,950
Goodwill	422,302	415,075
Intangible assets, net	119,712	118,205
Other assets	11,574	11,446

	$844,162	$812,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,500	$4,944
Accounts payable	30,118	23,312
List brokerage trade accounts payable	80,545	63,807
Accrued payroll expenses	34,335	39,507
Accrued expenses	18,319	22,158
Income taxes payable	1,661	3,288
Deferred revenue	70,942	71,922

Total current liabilities	240,420	228,938

Long-term debt, net of current portion	316,269	278,283
Deferred income taxes	26,164	31,046
Other liabilities	5,975	5,848
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 56,615,787 shares issued and outstanding at March 31, 2008 and 56,505,668 shares issued and outstanding at December 31, 2007	141	141
Paid-in capital	138,153	137,106
Retained earnings	116,720	129,908
Accumulated other comprehensive income	320	1,371

Total stockholders’ equity	255,334	268,526

	$844,162	$812,641

The accompanying notes are an integral part of the
consolidated financial statements.

infoGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED
	March 31,
	2008	2007
	(UNAUDITED)
Net sales	$191,109	$157,882
Costs and expenses:
Cost of goods and services	78,637	62,328
Selling, general and administrative	87,602	71,583
Depreciation and amortization of operating assets	5,947	4,803
Amortization of intangible assets	4,369	4,323

Total operating costs and expenses	176,555	143,037

Operating income	14,554	14,845
Other expense, net:
Investment income	1,544	22
Other income (charges)	67	(24)
Interest expense	(5,520)	(4,812)

Other expense, net	(3,909)	(4,814)

Income before income taxes	10,645	10,031
Income taxes	4,044	3,701

Net income	$6,601	$6,330

Basic earnings per share	$0.12	$0.11

Basic weighted average shares outstanding	56,563	55,521

Diluted earnings per share:
Diluted earnings per share	$0.12	$0.11

Diluted weighted average shares outstanding	56,576	55,819

The accompanying notes are an integral part of the
consolidated financial statements.

infoGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	THREE MONTHS ENDED
	March 31,
	2008	2007
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,601	$6,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	5,947	4,803
Amortization of intangible assets	4,369	4,323
Amortization of deferred financing fees	166	134
Deferred income taxes	(873)	(6,532)
Non-cash stock compensation expense	162	219
Non-cash 401(k) contribution in common stock	806	779
(Gain) loss on sale of assets and marketable securities	(1,456)	63
Non-cash other charges	74	213
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	9,367	14,736
List brokerage trade accounts receivable	14,067	10,588
Prepaid expenses and other assets	(1,804)	(1,046)
Deferred marketing costs	150	(823)
Accounts payable	6,363	(5,751)
List brokerage trade accounts payable	(15,787)	(9,970)
Income taxes receivable and payable, net	(1,374)	(2,927)
Accrued expenses and other liabilities	(11,983)	5,037
Deferred revenue	(1,497)	(6,616)

Net cash provided by operating activities	13,298	13,560

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	1,600	68
Purchases of marketable securities	(248)	(54)
Proceeds from sale of property and equipment	36	—
Purchases of property and equipment	(5,287)	(5,056)
Acquisitions of businesses, net of cash acquired	(17,727)	(146)
Software development costs	(889)	(1,355)

Net cash used in investing activities	(22,515)	(6,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(13,257)	(86,367)
Proceeds from long-term debt	50,800	98,516
Deferred financing costs paid	—	(159)
Dividends paid	(19,793)	(19,425)
Tax benefit related to employee stock options	10	19
Proceeds from exercise of stock options	69	54

Net cash provided by (used in) financing activities	17,829	(7,362)

Effect of exchange rate fluctuations on cash	99	2

Net increase (decrease) in cash and cash equivalents	8,711	(343)
Cash and cash equivalents, beginning	9,924	4,433

Cash and cash equivalents, ending	$18,635	$4,090

Supplemental cash flow information:
Interest paid	$4,006	$3,519

Income taxes paid	$6,137	$5,414

The accompanying notes are an integral part of the consolidated financial statements.

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
     The Company suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s 2007 Annual Report on Form 10-K, filed with the SEC. Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.
2. EARNINGS PER SHARE INFORMATION
     The following table shows the amounts used in computing earnings per share (EPS) and the effect on the weighted average number of shares of dilutive common stock.

	Three Months Ended
	March 31,
	(In thousands)
	2008	2007
Weighted average number of shares used in basic EPS	56,563	55,521
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	13	298

Weighted average number of shares outstanding used in diluted EPS	56,576	55,819

3. SEGMENT INFORMATION
     The Company reports results in three segments: the Data Group, the Services Group and the Marketing Research Group. The Company reports administrative functions in Corporate Activities.
     The Data Group consists of infoUSA National Accounts, OneSource, Database License, and the Small and Medium Sized Business Group. The Data Group also includes the compilation and verification costs of our proprietary databases, and corporate technology.
     The Services Group consists of subsidiaries providing customer data management, list brokerage and list management services, e-mail marketing services, and catalog marketing services.
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
     Corporate Activities includes administrative functions of the Company and other income (expense), including interest expense, investment income and other identified gains (losses).
     Goodwill for the Data Group remained relatively flat, and increased from $256.5 million at December 31, 2007 to $256.7 million at March 31, 2008. The increase in goodwill for the Data Group was the result of paying a $0.2 million working capital adjustment for the SECO Financial acquisition in January 2008. Goodwill for the Services Group increased to $70.9 million at March 31, 2008 from $63.5 million at December 31, 2007. The increase in goodwill for the Services Group is due to the addition of the acquisition of

Direct Media, Inc. in January 2008. Goodwill for the Marketing Research Group decreased to $94.8 million at March 31, 2008 from $95.0 million at December 31, 2007. The decrease in goodwill for the Marketing Research Group is due to subsequent purchase entry adjustments for the Guideline, Inc. acquisition and Opinion Research Corporation.
     The following table summarizes segment information, which excludes total assets since we do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment:

	For the Three Months Ended March 31, 2008
			Marketing
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)
Net sales	$83,415	$40,436	$67,258	$—	$191,109
Operating income (loss)	17,773	7,115	3,578	(13,912)	14,554
Investment income	—	—	—	1,544	1,544
Interest expense	—	—	—	(5,520)	(5,520)
Other income	—	—	—	67	67
Income (loss) before income taxes	17,773	7,115	3,578	(17,821)	10,645
Goodwill	256,689	70,860	94,753	—	422,302

	For the Three Months Ended March 31, 2007
			Marketing
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)
Net sales	$78,347	$31,425	$48,110	$—	$157,882
Operating income (loss)	14,525	6,863	1,669	(8,212)	14,845
Investment income	—	—	—	22	22
Interest expense	—	—	—	(4,812)	(4,812)
Other expense	—	—	—	(24)	(24)
Income (loss) before income taxes	14,525	6,863	1,669	(13,026)	10,031

4. COMPREHENSIVE INCOME
     Comprehensive income, including the components of other comprehensive income (loss), are as follows:

	For the Three
	Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Net income	$6,601	$6,330
Other comprehensive income (loss):
Unrealized loss from investments:
Unrealized losses	(1,817)	(614)
Related tax benefit	654	221

Net	(1,163)	(393)

Foreign currency translation adjustments:
Unrealized gains	177	81
Related tax expense	(64)	(29)

Net	113	52

Unrealized gain from pension plan:
Unrealized gains	13	22
Related tax expense	(5)	(8)

Net	8	14

Unrealized gain (loss) from derivative financial instruments:
Unrealized gains (losses)	(14)	198
Related tax (expense) benefit	5	(71)

Net	(9)	127

Total other comprehensive loss	(1,051)	(200)

Comprehensive income	$5,550	$6,130

     The components of accumulated other comprehensive income are as follows:

		Foreign			Accumulated
	Unrealized	Currency	Unrealized	Derivative	Other
	Losses from	Translation	Gains	Financial	Comprehensive
	Pension plan	Adjustments	From Investments	Instruments	Income
	(In thousands)
Balance at March 31, 2008	$(696)	$583	$36	$397	$320

Balance at December 31, 2007	$(704)	$470	$1,199	$406	$1,371

5. ACQUISITIONS
     Effective January 1, 2008, the Company acquired Direct Media, Inc., a list brokerage and list management company. The total purchase price was $17.4 million, excluding cash acquired of $4.9 million, and including acquisition-related costs of $0.4 million. The purchase price for the acquisition has been allocated to current assets of $37.0 million, property and equipment of $0.6 million, other assets of $3.2 million, current liabilities of $35.8 million, other liabilities of $1.1 million, and goodwill and other identified intangibles of $13.1 million. Goodwill and other identified intangibles include: customer relationships of $5.2 million (life of 10 years), trade names of $0.9 million (life of 8 years), and goodwill of $7.0 million, none of which will be deductible for income tax purposes.
     Effective October 1, 2007, the Company acquired SECO Financial, a business that specializes in financial services industry marketing. The total purchase price was $1.1 million. The purchase price for the acquisition has been allocated to current assets of $0.3 million, current liabilities of $0.2 million, and goodwill and other identified intangibles of $1.0 million. Goodwill and other identified intangibles include: customer relationships of $0.2 million (life of 5 years), non-compete agreements of $0.1 million (life of 7 years), and goodwill of $0.7 million, which will all be deductible for income tax purposes.
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
     On August 20, 2007, the Company acquired Guideline, Inc., a provider of custom business and market research and analysis. The total purchase price was $39.1 million, excluding cash acquired of $0.8 million, and including acquisition-related costs of $1.6 million. The purchase price for the acquisition has been allocated to current assets of $12.5 million, property and equipment of $1.4 million, other assets of $0.9 million, current liabilities of $14.4 million, other liabilities of $3.6 million, and goodwill and other identified intangibles of $40.7 million. Goodwill and other identified intangibles include: customer relationships of $12.0 million (life of 10 years), trade names of $4.3 million (life of 12 years), non-compete agreements of $0.4 million (life of 1.5 to 7 years), and goodwill of $24.0 million, none of which will be deductible for income tax purposes.
     On July 27, 2007, the Company acquired NWC Research, an Asia Pacific research company based in Australia. The total purchase price was $7.5 million, excluding cash acquired of $0.1 million, and including acquisition-related costs of $0.2 million. The purchase price for the acquisition has been allocated to current assets of $2.3 million, property and equipment of $0.6 million, current liabilities of $1.4 million, and goodwill and other identified intangibles of $5.8 million. Goodwill and other identified intangibles include: customer relationships of $2.2 million (life of 10 years), trade name of $0.1 million (life of 1.5 years), non-compete agreements of $0.2 million (life of 7 years), and goodwill of $3.3 million, which will all be deductible for income tax purposes.
     On June 22, 2007, the Company acquired expresscopy.com, a provider of printing and mailing services that specializes in short-run customized direct mail pieces. The total purchase price was $8.0 million, excluding cash acquired of $0.1 million, and including acquisition-related costs of $0.2 million. The purchase price for the acquisition has been allocated to current assets of $0.6 million, property and equipment of $3.8 million, developed technology of $0.9 million, current liabilities of $1.9 million, other liabilities of $2.9 million, and goodwill and other identified intangibles of $7.3 million. Goodwill and other identified intangibles include: customer relationships of $1.5 million (life of 5 years), trade names of $0.6 million (life of 12 years), non-compete agreement of $0.3 million (life of 12 years), and goodwill of $4.9 million, which will all be deductible for income tax purposes.
     The Company accounted for these acquisitions under the purchase method of accounting and the operating results for each of these acquisitions are included in the accompanying consolidated financial statements from the respective acquisition dates. All of these acquisitions were asset purchases, excluding Direct Media, Inc. and Guideline, Inc., which were stock purchases. These acquisitions were completed to grow our market share and the Company believes this will enable us to compete over the long term in the databases, direct marketing, e-mail marketing and market research industries. In addition, the Company intends to continue to grow in the future through additional strategic acquisitions.
     Assuming the acquisitions described above made during 2007 and 2008 had been acquired on January 1, 2007 and included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and earnings per share would have been as follows:

	For the Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands, except per
	share amounts)
Net sales	$191,109	$186,490
Net income	$6,601	$6,240
Basic earnings per share	$0.12	$0.11
Diluted earnings per share	$0.12	$0.11
6. SHARE—BASED PAYMENT ARRANGEMENTS
     Stock options have been issued under the 1997 Stock Option Plan. The shareholders of the Company also approved the 2007 Omnibus Incentive Plan in June 2007, but no options have been issued under that plan as of March 31, 2008. Options granted under the most current form of options vest over an eight-year period and expire ten years from date of grant. Options under this form are granted at 125% of the stock’s fair market value on the date of grant. Options granted under the previous form of options have exercise prices at the stock’s fair market value on the date of grant, vest over a four-year period at 25% per year, and expire five years from the date of grant.

     Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”), the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.
     As a result of adopting SFAS 123R, the impact to the quarter ended March 31, 2008 on income before income taxes and net income was $0.2 million and $0.1 million, respectively, and there was no impact on basic and diluted earnings per share for the same period. The impact to the three months ended March 31, 2007 on income before taxes and net income was $0.2 million and $0.1 million, respectively, and there was no impact on basic and diluted earnings per share for the same period.
     The Company granted no stock options during the three-month periods ended March 31, 2008 or March 31, 2007.
     The following table summarizes stock option plan activity for the three months ended March 31, 2008:

			Weighted Average	Aggregate Intrinsic
	Weighted Average		Remaining	Value at March 31,
	Number of Options	Weighted Average	Contractual	2008
	Shares	Exercise Price	Term (Year)	(In thousands)

Outstanding beginning of period	683,818	$11.37
Exercised	(11,564)	6.00
Expired	(14,024)	6.00

Outstanding end of period	658,230	11.58	5.52	$33

Options exercisable at end of period	294,229	10.21	3.79	$33

     The total intrinsic value of share options exercised during the three months ended March 31, 2008 and 2007 was $28 thousand and $51 thousand, respectively. As of March 31, 2008, the total unrecognized compensation cost related to nonvested stock option awards was approximately $1.0 million, which is expected to be recognized over a remaining weighted average period of 1.72 years. As of March 31, 2008, 4.4 million shares were available for additional option grants.
7. RESTRUCTURING CHARGES
     During the three months ended March 31, 2008, the Company recorded restructuring charges of $0.8 million. These costs related to workforce reductions of approximately 67 employees, as a part of the Company’s continuing strategy to reduce costs and focus on core operations.
     During the three months ended March 31, 2007, the Company recorded restructuring charges of $2.1 million. These costs related to workforce reductions of approximately 220 employees as a part of the Company’s continuing strategy to reduce unnecessary costs and focus on core operations that totaled $0.7 million, the restructuring of infoUSA National Accounts Division (formerly Donnelley Marketing) operations that totaled $1.2 million, as well as the restructuring of the Hill-Donnelly printing facility that totaled $0.2 million.
     The following table summarizes activity related to the restructuring charges recorded by the Company for the three months ended March 31, 2008, including both the restructuring accrual balances and those costs expensed and paid within the same period:

			Amounts
	Beginning	Amounts	From	Amounts	Ending
	Accrual	Expensed	Acquisitions	Paid	Accrual
	(In thousands)
Data Group:
Employee separation costs	$2,877	$665	$—	$2,053	$1,489

Other associated costs	$26	$—	$—	$26	$—

Research Group:
Employee separation costs	$566	$109	$—	$268	$407

Contract termination costs	$2,588	$—	$(1,055)	$817	$716

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

	March 31, 2008			December 31, 2007
	(In thousands)
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Goodwill	$422,302	$—	$422,302	$415,075	$—	$415,075

Other intangible assets:
Non-compete agreements	14,837	13,679	1,158	14,775	13,600	1,175
Core technology	16,144	12,309	3,835	16,004	11,716	4,288
Customer base	102,365	28,059	74,306	97,143	25,173	71,970
Trade names	38,985	14,195	24,790	38,042	13,390	24,652
Purchased data processing software	73,478	73,478	—	73,478	73,478	—
Acquired database costs	87,971	87,971	—	87,971	87,971	—
Perpetual software license agreements	8,000	8,000	—	8,000	8,000	—
Software and database development costs	23,660	10,862	12,798	22,751	9,622	13,129
Deferred financing costs	13,205	10,380	2,825	13,203	10,212	2,991

Total intangibles	$800,947	$258,933	$542,014	$786,442	$253,162	$533,280

     The weighted average remaining amortization period for the other intangible assets as of March 31, 2008 are: non-compete agreements (3.59 years), core-technology (1.21 years), customer base (4.02 years), trade names (5.52 years), software and database development costs (1.50 years) and deferred financing costs (2.76 years). The weighted average remaining amortization period as of March 31, 2008 for all other intangible assets in total is 3.94 years.
9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)

Property and equipment	$201,674	$196,042
Less accumulated depreciation	132,531	128,092

	$69,143	$67,950

10. CONTINGENCIES
     In February 2006, Cardinal Value Equity Partners, L.P., which reported beneficial ownership of 5.7% of our stock, filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County (the “Court”), against certain current and former directors of the Company, and the Company. The lawsuit was filed as a derivative action on behalf of the Company and as a class action on behalf of Cardinal Value Equity Partners, L.P. and other stockholders. The lawsuit asserted claims for breach of fiduciary duty and sought an order requiring the Company to reinstate a special committee of directors that had been formed in June 2005 to consider a proposal by Vinod Gupta to acquire the shares of the Company not owned by him. The special committee was dissolved in August 2005 after Mr. Gupta withdrew that proposal. The lawsuit also sought an order awarding the Company and the class unspecified damages. In May 2006, Cardinal amended its complaint to add several new allegations and named two additional directors of the Company as defendants. The Company and the individual defendants filed a motion to dismiss the lawsuit. On October 17, 2006, the Court granted that motion and dismissed the lawsuit without prejudice. The Court’s order permitted Cardinal to file an amended complaint within 60 days of the order. Cardinal subsequently filed a Third Amended Complaint, alleging derivative claims of breach of fiduciary duty and violations of Delaware law. In January 2007, the Court granted the defendants’ motion to consolidate the action with a similar action filed by Dolphin Limited Partnership I, L.P. et al. as discussed in the following paragraph (as consolidated, the “Derivative Litigation”).
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
     In December 2007, the Company’s Board of Directors formed the Special Litigation Committee in response to the consolidated complaint filed in the Derivative Litigation and in response to the SEC’s informal investigation of the Company and the related SEC request for voluntary production of documents. The Special Litigation Committee consists of five independent Board members: Robin S. Chandra (Chair), Clifton T. Weatherford, George H. Krauss, Bill L. Fairfield and Bernard W. Reznicek. The Special Litigation Committee, which retained the law firm of Covington & Burling LLP, has conducted an investigation of the matters that are the subject of the Derivative Litigation and the SEC’s informal investigation described above, as well as other related matters. Based on its review, the Special Litigation Committee determined on July 16, 2008 that various related party transactions, expense reimbursements and corporate expenditures were excessive and, in response, approved a series of remedial actions. The remedial actions are set forth in Item 9A, “Controls and Procedures” in the Form 10-K for the year ended December 31, 2007 filed with the SEC immediately prior to this Form 10-Q.
     In March 2008, the Court granted the Special Litigation Committee’s request that the Derivative Litigation be stayed until June 30, 2008; this stay was subsequently extended by agreement of the parties until August 15, 2008. The SLC is currently conducting settlement discussions on behalf of the Company with all relevant parties, including the current and former directors of the Company named in the suit, Mr. Gupta, Cardinal, Dolphin, and Robert Bartow. A number of remedial measures are being developed in conjunction with settlement discussions connected to the shareholder derivative litigation and, as such, remain to be finalized. Other remedial measures have already been adopted by the SLC, and implementation as to some of them has already begun.
     The Company is subject to legal claims and assertions in the ordinary course of business. Although the outcomes of any other lawsuits and claims are uncertain, the Company does not believe that, individually or in the aggregate, any such lawsuits or claims will have a material effect on its business, financial conditions, results of operations or liquidity.
11. RELATED PARTY TRANSACTIONS
     The Company has retained the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. to provide certain legal services. Elliot Kaplan, a director of the Company, is a named partner and former Chairman of the Executive Board of Robins, Kaplan, Miller & Ciresi L.L.P. The Company paid a total of $23 thousand and $41 thousand to this law firm during the first quarter of 2008 and 2007, respectively.
     The Company paid $12 thousand for rent, and $3 thousand for association dues, during the first quarter of 2008 and 2007 for a residence owned by Jess Gupta, and used by the Company. Jess Gupta is the son of Vinod Gupta, the Company’s Chief Executive Officer.

     During the first quarter of 2008 and 2007, Everest Inc. (f/k/a Vinod Gupta & Company, f/k/a Annapurna Corporation) and Everest Investment Management LLC rented office space in a building owned by the Company. Everest Inc. and Everest Investment Management LLC are owned by Mr. Gupta and his three sons. The reimbursements totaled $5 thousand during the first quarter of 2008 and 2007. Additionally, the Company received reimbursements for use of office space from PK Ware, Inc., which is 100% owned by George Haddix, who is a board member of the Company. Reimbursements received from Mr. Haddix were $2 thousand and $10 thousand during the first quarter of 2008 and 2007, respectively. The Company received $1 thousand for reimbursements for office space from John Staples, III, who is a board member of the Company, during the first quarter of 2008.
12. DEBT
     At March 31, 2008, the term loan of the Senior Secured Credit Facility entered into on February 14, 2006 (as amended, the “2006 Credit Facility”) had a balance of $171.8 million, bearing an average interest rate of 4.70%. The revolving line of credit had a balance of $98.0 million, bearing an interest rate of 5.16%, and $77.0 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the Amended 2006 Credit Facility.
     In light of the Special Litigation Committee’s investigation described in Note 10 in the Notes to Consolidated Financial Statements, the Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and this Form 10-Q by the SEC’s filing deadline. Failure to timely file the 2007 Form 10-K and this Form 10-Q and provide annual and quarterly financial statements to the lenders to the 2006 Credit Facility would have constituted a default under the 2006 Credit Facility. Therefore, on March 26, 2008, infoGROUP and the lenders to the Credit Agreement entered into a Third Amendment (the “Third Amendment”) to the 2006 Credit Facility which, among other things: (1) extended the deadlines by which the Company must file the 2007 Form 10-K and this Form 10-Q and provide certain annual and quarterly financial statements to the lenders; (2) waived any other defaults arising from these filing delays; and (3) modified the covenant related to operating leases. As a result of the waiver, the Company was in compliance with all restrictive covenants of the 2006 Credit Facility as of March 31, 2008. On June 27, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Fourth Amendment (the “Fourth Amendment”) to the 2006 Credit Facility (as amended by the Third Amendment and the Fourth Amendment, the “Amended 2006 Credit Facility”), which extended the deadlines by which the Company must file the 2007 Form 10-K and this Form 10-Q to August 15, 2008, and the Form 10-Q for the period ended June 30, 2008 to August 29, 2008.
13. SUBSEQUENT EVENTS
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
     On July 16, 2008, the Special Litigation Committee concluded its internal investigation into the matters surrounding the Derivative Litigation and the SEC’s informal investigation, as well as other related matters. The Company incurred an additional $6.0 million in expenses in the second quarter of 2008 related to the Derivative Litigation and the Special Litigation Committee’s investigation. In total we have incurred $12.7 million in expenses related to this investigation, of which $3.0 million were incurred in 2007 and $9.7 million were incurred during the six months ended June 30, 2008. See Note 10 Contingencies for further discussion of the Special Litigation Committee’s investigation.
     Effective July 1, 2008, the Company will not be providing First Data Resources with licensed business data which it has provided to them since June 30, 1999. First Data Resources notified the Company that they will not be renewing their business license agreement with the Company, which previously had an annual contract amount of $2.5 million. This is in addition to the previously disclosed consumer license agreement with First Data Resources that had an annual contract amount of $12 million, which was terminated and fully recognized as of December 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion and analysis contains forward-looking statements, including without limitation statements in the discussion of comparative results of operations, accounting standards and liquidity and capital resources, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, which are subject to the “safe harbor” created by those sections. Our actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from our recent results or those projected in the forward-looking statements are described in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. We assume no obligation to update the forward-looking statements or such factors.
General
Overview
     On June 1, 2008, we changed our Company name from infoUSA Inc. to infoGROUP Inc. We are a Delaware corporation incorporated in 1972.
     We report results in three segments: the Data Group, the Services Group, and the Marketing Research Group.
     Our initiatives in the first quarter of 2008 included:
•	Announcing the acquisition of Direct Media, Inc. which closed effective January 1, 2008. Direct Media, Inc., which became part of the Services Group, is a provider of list brokerage, list management, analytics, database marketing and data processing services.

•	Expanding our international business and executive databases by adding content for China and Australia.

•	Expanding the presence of Yesmail, our e-mail technology company, and making advancements in technology and product development processes.

•	Continuing to invest in merchandising, advertising and branding. The advertising campaigns include e-mail, print, television, radio, direct mail, and search word advertising, as well as the use of white glove client services. Most notable advertisements included commercials that aired during the Super Bowl, on February 3, 2008, featuring Salesgenie.com.

•	Continuing to compile infoUK.com’s UK Business Database, which will provide contact names and addresses of businesses in the United Kingdom. We plan to sell information in this database to small and large customers in the form of customized list products, online access, subscription services, and license agreements to value added resellers.
Sales & Marketing Strategy
     We employ several media options to grow and increase our market share including direct mail, print, outbound telemarketing, online keyword search engines, banner advertising, television, radio and e-mail marketing. In the first three months of 2008, we continued these traditional forms of advertising as well as national and local radio and television campaigns to further build our brand name and drive revenue for our flagship online subscription product, Salesgenie.com. We continue to advertise aggressively to promote our valuable brand, including television advertisements in the first quarter of 2008 that aired during the Super Bowl, and other high profile sporting and news coverage events.
     To monitor the success of our various marketing efforts, we have incorporated data gathering and tracking systems. These systems enable us to determine the type of advertising that best appeals to our target market so that we can make future investment in these programs and obtain a greater yield from our marketing. Additionally, through the use of our database tools, we are working to more efficiently determine the needs of our various client segments and tailor our services to their individual needs. With this system, we plan to strengthen relationships and support marketing campaigns to attract new clients.

Growth Strategy
     Our growth strategy continues to have multiple components. Our primary growth strategy is to improve our organic growth. Key to this is our effort to replace revenue from declining traditional direct marketing products and services with our on-line Internet subscription services. Subscription services offer enhanced annual revenue per customer, assure greater multi-year revenue retention, and, most importantly, provide greater value to our customers by providing Internet access to our content and customer acquisition and retention software tools. Delivery of information via the Internet is the method preferred by our customers. We are investing in Internet technology to develop subscription-based new customer development services for businesses and sales people.
     We also intend to continue to grow through strategic acquisitions. We have grown through more than 36 strategic acquisitions in the last ten years. These acquisitions have enabled us to acquire the requisite critical mass to compete over the long term in the databases, direct marketing, e-mail marketing and market research industries. During 2007, we acquired Guideline, Inc., NWC Research and Northwest Research Group, which complement our existing market research services, and expresscopy.com, a provider of printing and mailing services that specializes in short-run customized direct mail pieces, allowing us to expand our existing data services. In 2007, we also acquired SECO Financial, a specialist in database marketing to the financial services industry. In 2008, we acquired Direct Media, Inc. which provides list brokerage, list management, analytics, database marketing and data processing services.
     We also are focusing on international growth opportunities. We are now upgrading our international business databases and expanding our own compilation efforts. In late 2005, we opened a database center in India. We have also partnered with content providers worldwide. Our comprehensive international database includes information on approximately 1.1 million large public and private non-U.S. companies in approximately 200 countries. There are over 10.4 million executives represented in our non-U.S. global database, which is constantly updated using several daily news sources to track changes such as executive turnover, mergers and acquisitions, and late breaking company news. We are also putting emphasis on more comprehensive financial information and regulatory filings. Examples include SEC filings, annual reports, analyst and industry reports, and detailed corporate family structure. Additionally, we believe that the acquisition of Australia-based NWC Research in July 2007, will help us grow in the Asia-Pacific region.
     As we continue to enhance our international databases, we are aggressively pursuing high growth, emerging markets in the Asia-Pacific region, Western Europe, Australia, and South America. Using London as our international headquarters, we have sales offices in Hong Kong, New Delhi, Sydney and Singapore. We are in the process of opening sales offices in Mexico and South America.
     In 2008, we began to compile a business database in the United Kingdom. This database, created from a variety of publicly available sources, currently contains information on approximately 2.6 million UK businesses, with growth expected to an eventual total of 3.1 million. We are also conducting telephone surveys to businesses in the database to augment the file with a variety of proprietary information, including: trading address, name of the owner or manager, number of employees per location, web site address (URL), years established, and whether the business is a single location or part of a larger company. We plan to market this database to small and large customers in the form of customized list products, online access, subscription services, and license agreements to value added resellers.

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to acquisitions.
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Net sales	100%	100%
Costs and expenses:
Cost of goods and services	41	39
Selling, general and administrative	47	46
Depreciation	3	3
Amortization	2	3

Total costs and expenses	93	91

Operating income	7	9
Other expense, net	(2)	(3)

Income before income taxes	5	6
Income taxes	2	2

Net income	3%	4%
OTHER DATA:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(dollars in thousands)
SALES BY SEGMENT:
Data Group	$83,415	$78,347
Services Group	40,436	31,425
Marketing Research Group	67,258	48,110

Total	$191,109	$157,882

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
Data Group	44%	50%
Services Group	21	20
Marketing Research Group	35	30

Total	100%	100%

Net sales
     Net sales for the quarter ended March 31, 2008 were $191.1 million, an increase of 21% from $157.9 million for the same period in 2007.
     Net sales of the Data Group for the quarter ended March 31, 2008 were $83.4 million, a 7% increase from $78.3 million for the same period in 2007. The first quarter 2008 net sales of the Data Group included the results of expresscopy.com, acquired in June 2007, and SECO Financial, acquired in October 2007. The remaining increase is principally due to the growth of the segment’s Salesgenie.com, infoUSA National Accounts and License division revenues. The Data Group provides our proprietary databases and database marketing solutions, and principally engages in the selling of sales lead generation and consumer DVD products to small- to medium-sized companies, small office and home office businesses and individual consumers. Customers purchase our information as custom lists or on a subscription basis primarily from the Internet. Sales of subscription-based products require us to recognize revenues over the subscription period instead of at the time of sale. This segment also includes the licensing of our databases to value- added resellers.
     Net sales of the Services Group for the quarter ended March 31, 2008 were $40.4 million, a 29% increase from $31.4 million for the same period in 2007. The majority of the increase in the Services Group is related to the acquisition of Direct Media, Inc. acquired in January 2008, as well as growth in the Yesmail division as e-mail marketing is becoming a bigger part of corporate advertising. The Services Group provides e-mail marketing solutions, list brokerage and list management services and online interactive marketing services to large companies in the United States, Canada and globally.
     Net sales of the Marketing Research Group for the quarter ended March 31, 2008 were $67.3 million, a 40% increase from $48.1 million for the same period in 2007. The majority of the increase in the Marketing Research Group is related to the acquisition of

NWC Research, acquired in July 2007; Guideline, Inc., acquired in August 2007; and Northwest Research Group, acquired in October 2007, as well as an increase in the Macro International division due to an increase in international clients. The Marketing Research Group provides diversified market research, which consists of the Opinion Research division, Macro International, Guideline, Inc., NWC Research and Northwest Research Group.
Cost of goods and services
     Cost of goods and services for the quarter ended March 31, 2008 were $78.6 million, or 41% of net sales, compared to $62.3 million, or 39% of net sales, for the same period in 2007.
     Cost of goods and services of the Data Group for the quarter ended March 31, 2008 were $22.2 million, or 27% of net sales, compared to $18.9 million, or 24% of net sales, for the same period in 2007. The majority of the increase in the Data Group is related to the costs associated with expresscopy.com acquired in June 2007, which costs are higher as a percentage of net sales for that segment than the other divisions within the segment.
     Cost of goods and services of the Services Group for the quarter ended March 31, 2008 were $9.6 million, or 24% of net sales, compared to $7.8 million, or 25% of net sales, for the same period in 2007. The majority of the increase in the Services Group is related to an increase in costs associated with e-mail marketing due to the growth in the Yesmail division, which resulted in higher costs, while the percentage of net sales for that segment remained relatively level. Additionally, this increase included costs associated with Direct Media, Inc., which was acquired in January 2008.
     Cost of goods and services of the Marketing Research Group for the quarter ended March 31, 2008 were $45.8 million, or 68% of net sales, compared to $34.7 million, or 72% of net sales, for the same period in 2007. These costs include subcontract labor costs, direct sales and labor costs and direct programming costs associated with providing the research services performed by the Marketing Research Group. The majority of the increase in the Marketing Research Group is related to the costs associated with Guideline, Inc., NWC Research and Northwest Research Group, all acquired in the last six months of 2007. The decrease in cost of goods and services as a percentage of net sales is the result of an increased focus on higher profit projects and pricing.
     Cost of goods and services of Corporate Activities for both quarters ended March 31, 2008 and March 31, 2007 were $1.0 million. These costs were related to services to support the Company’s network administration and help desk functions.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the quarter ended March 31, 2008 were $87.6 million, or 47% of net sales, compared to $71.6 million, or 46% of net sales for the same period in 2007.
     Selling, general and administrative expenses of the Data Group for the quarter ended March 31, 2008 were $39.2 million, or 47% of net sales, compared to $40.8 million, or 52% of net sales, for the same period in 2007. The decrease in selling, general and administrative costs is related to the 2007 restructuring of infoUSA National Accounts that was completed as of December 31, 2007. See Note 7 to Notes to Consolidated Financial Statements for further detail regarding the restructuring of infoUSA National Accounts. This decrease was offset by an increase in advertising spent on the Super Bowl in 2008 of $2.0 million.
     Selling, general and administrative expenses of the Services Group for the quarter ended March 31, 2008 were $21.5 million, or 53% of net sales, compared to $14.9 million, or 48% of net sales, for the same period in 2007. The majority of the increase in the Services Group is related to the acquisition of Direct Media, Inc. in January 2008, as well as an increase in costs associated with e-mail marketing due to the growth in the Yesmail division, which resulted in higher costs, but a lower percentage of net sales for that segment.
     Selling, general and administrative expenses of the Marketing Research Group for the quarter ended March 31, 2008 were $14.6 million, or 22% of net sales, compared to $9.3 million, or 19% of net sales, for the same period in 2007. The majority of the increase in the Marketing Research Group is related to the costs associated with Guideline, Inc., (with respect to which selling, general and administrative expenses are higher as a cost of sales than with respect to the other Marketing Research Group divisions), NWC Research and Northwest Research Group, all acquired in the last six months of 2007.
     Selling, general and administrative expenses of the Corporate Activities Group for the quarter ended March 31, 2008 were $12.3 million, compared to $6.6 million for the same period in 2007. This includes selling, general and administrative costs that cannot be directly attributed to the revenue producing segments. The majority of the increase is related to an increase in headcount for our corporate headquarters, accounting and finance, legal and administration groups as required to support our recent acquisitions. Additionally, we incurred $3.7 million in expenses during the quarter ended March 31, 2008 related to the Special Litigation Committee’s investigation related to the Derivative Litigation and the SEC’s informal investigation, as well as other related matters. See Note 10 to Notes to Consolidated Financial Statements for further detail regarding this litigation and the Special Litigation Committee investigation.
     The Company adopted SFAS 123R in January 2006, which requires measurement of compensation cost for all share-based payment awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS 123R resulted in a charge of $0.2 million for the quarter ended March 31, 2008, compared to $0.2 million for the same period in the prior year. See Note 6 to Notes to Consolidated Financial Statements for further detail regarding accounting under this accounting standard.
Depreciation expense
     Depreciation expense for the quarter ended March 31, 2008 totaled $5.9 million, or 3% of net sales, compared to $4.8 million, or 3% of net sales for the same period in 2007.
     Depreciation expense of the Data Group for the quarter ended March 31, 2008 was $2.9 million, or 3% of net sales for that segment, compared to $2.2 million, or 3% of net sales for that segment, for the same period in 2007. The increase in depreciation expense is primarily attributed to depreciation expense recorded for expresscopy.com which was acquired in June 2007.
     Depreciation expense of the Services Group for the quarter ended March 31, 2008 was $1.2 million, or 3% of net sales for that segment, compared to $1.0 million, or 3% of net sales for that segment, for the same period in 2007. The increase in depreciation expense was due to the assets added with the acquisition of Direct Media Inc., as well as increased software development for projects associated with Yesmail’s e-mail business.
     Depreciation expense of the Marketing Research Group for the quarter ended March 31, 2008 was $1.3 million, or 2% of net sales for that segment, compared to $1.0 million, or 2% of net sales for that segment, for the same period in 2007. Additional depreciation expense was recorded for the fixed assets from the acquisitions of Guideline, Inc., NWC Research and Northwest Research Group.
     Depreciation expense of Corporate Activities for the quarter ended March 31, 2008 was $0.6 million, compared to $0.7 million for the same period in 2007. The decrease in depreciation expense was due to certain equipment becoming fully depreciated in 2007.
Amortization expense
     Amortization expense for the quarter ended March 31, 2008 totaled $4.4 million, or 2% of net sales, compared to $4.3 million, or 3% of net sales, for the same period in 2007.
     Amortization expense of the Data Group for the quarter ended March 31, 2008 was $1.4 million, or 2% of net sales for that segment, compared to $1.9 million, or 2% of net sales for that segment, for the same period in 2007. The decrease in amortization expense for the Data Group is due to certain identifiable intangible assets from the OneSource and ProCD acquisitions becoming fully amortized since March 2007.
     Amortization expense of the Services Group for the quarter ended March 31, 2008 was $1.0 million, or 3% of net sales for that segment, compared to $0.8 million, or 3% of net sales for that segment, for the same period in 2007. The increase in amortization expense for the Services Group is due to the addition of identifiable intangible assets from the acquisition of Direct Media, Inc.
     Amortization expense of the Marketing Research Group for the quarter ended March 31, 2008 was $2.0 million, or 3% of net sales for that segment, compared to $1.6 million, or 3% of net sales for that segment, for the same period in 2007. This includes additional amortization expense for the identifiable intangible assets from the acquisitions of Guideline, Inc., NWC Research and Northwest Research Group.
Operating income
     As a result of the factors previously described, the Company had operating income of $14.6 million, or 7% of net sales, during the quarter ended March 31, 2008, compared to operating income of $14.8 million, or 9% of net sales, for the same period in 2007.
     Operating income for the Data Group for the quarter ended March 31, 2008 was $17.8 million, or 21% of net sales for the segment, as compared to $14.5 million, or 19% of net sales for the segment, for the same period in 2007.
     Operating income for the Services Group for the quarter ended March 31, 2008 was $7.1 million, or 18% of net sales for the segment, as compared to $6.9 million, or 22% of net sales for the segment, for the same period in 2007.
     Operating income for the Marketing Research Group for the quarter ended March 31, 2008 was $3.6 million, or 5% of net sales for the segment, as compared to $1.7 million, or 3% of net sales for the segment, for the same period in 2007.
     Operating loss for Corporate Activities for the quarter ended March 31, 2008 was $13.9 million, compared to $8.2 million for the same period in 2007.
Other expense, net
     Other expense, net was $(3.9) million, or 2% of net sales, and $(4.8) million, or 3% of net sales, for the quarters ended March 31, 2008 and 2007, respectively. Other expense, net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating expense of the Company. The majority of the other expense, net was for interest expense, which was $5.5 million and $4.8 million for the quarters ended March 31, 2008 and 2007, respectively. The increase in interest expense is due to the increase in debt in August 2007 to fund the Guideline, Inc. acquisition for which we borrowed $28.0 million.
Income taxes
     A provision for income taxes of $4.0 million and $3.7 million was recorded during the quarters ended March 31, 2008 and 2007, respectively. The effective income tax rate used for the quarter ended March 31, 2008 was 38%, compared to 37% for the quarter ended March 31, 2007.
Liquidity and Capital Resources
Overview
     At March 31, 2008, the term loan of our Senior Secured Credit Facility entered into on February 14, 2006 (as amended, the “2006 Credit Facility”) had a balance of $171.8 million, bearing an average interest rate of 4.70%. The revolving line of credit had a balance of $98.0 million, bearing an interest rate of 5.16%, and $77.0 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility.
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
     In light of the Special Litigation Committee’s investigation described in Note 10 in the Notes to Consolidated Financial Statements, the Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and this Form 10-Q by the SEC’s filing deadline. Failure to timely file the 2007 Form 10-K and this Form 10-Q and provide annual and quarterly financial statements to the lenders to the 2006 Credit Facility would have constituted a default under the 2006 Credit Facility. Therefore, on March 26, 2008, infoGROUP and the lenders to the Credit Agreement entered into a Third Amendment (the “Third Amendment”) to the 2006 Credit Facility which, among other things: (1) extended the deadlines by which the Company must file the 2007 Form 10-K and this Form 10-Q and provide certain annual and quarterly financial statements to the lenders; (2) waived any other defaults arising from these filing delays; and (3) modified the covenant related to operating leases. As a result of the waiver, the Company was in compliance with all restrictive covenants of the 2006 Credit Facility as of March 31, 2008. On June 27, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Fourth Amendment (the “Fourth Amendment”) to the 2006 Credit Facility (as amended by the Third Amendment and the Fourth Amendment, the “Amended 2006 Credit Facility”), which extended the deadlines by which the Company must file the 2007 Form 10-K and this Form 10-Q to August 15, 2008, and the Form 10-Q for the period ended June 30, 2008 to August 29, 2008.
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
     As of June 30, 2008 the Company has incurred $12.7 million in expenses related to the Special Litigation Committee’s investigation related to the Derivative Litigation and the SEC’s informal investigation, as well as other related matters. This includes $3.0 million incurred in 2007 and $9.7 million incurred during the six months ended June 30, 2008. The Company expects to incur additional expenses related to the Derivative Litigation and the Special Committee’s investigation in the remainder of 2008.
     As of March 31, 2008, we had a working capital deficit of $19.0 million. We believe that our existing sources of liquidity and cash generated from operations will satisfy our projected working capital, debt repayments and other cash requirements for at least the next 12 months. Acquisitions of other technologies, products or companies, or internal product development efforts may require us to obtain additional equity or debt financing, which may not be available or may be dilutive.
Selected Consolidated Statements of Cash Flows Information
     Net cash provided by operating activities during the three months ended March 31, 2008 totaled $13.3 million compared to $13.6 million for the same period in 2007.
     Net cash used in investing activities during the three months ended March 31, 2008 totaled $22.5 million, compared to $6.5 million for the same period in 2007. The current period outflow was mainly attributed to our spending of $5.3 million for additions of property and equipment, and $0.9 million for software and database development costs. Additionally, we paid $17.7 million for business acquisitions, which was primarily for the acquisition of Direct Media, Inc. in January 2008.
     Net cash provided by financing activities during the three months ended March 31, 2008 totaled $17.8 million, compared to net cash used of $7.4 million for the same period in 2007. The dividend payments, totaling $19.8 million, were paid on March 5, 2008, to shareholders of record as of the close of business on February 18, 2008. Total net proceeds received from long-term debt during the three months ended March 31, 2008 were $37.5 million. The proceeds were used to fund the acquisition of Direct Media, Inc., and dividend payment to shareholders.
Selected Consolidated Balance Sheet Information
     Marketable securities decreased to $0.5 million at March 31, 2008 from $2.3 million at December 31, 2007. The decrease is the result of the sale of certain marketable securities with the associated gain of $1.5 million recorded during the three months ended March 31, 2008.
     Trade accounts receivable decreased to $64.3 million at March 31, 2008 from $78.6 million at December 31, 2007. The decrease is the result of collections of invoices that were invoiced in the fourth quarter of 2007 for several of our contractual customers.
     List brokerage trade accounts receivable increased to $90.5 million at March 31, 2008 from $68.4 million at December 31, 2007. The increase is the result of the list brokerage trade accounts receivable recorded for the acquisition of Direct Media, Inc. acquired in January 2008.
     Unbilled services increased to $29.8 million at March 31, 2008 from $25.1 million at December 31, 2007. The increase was primarily the result of an increase in services provided within the Macro International division in the Marketing Research Segment.

     Goodwill increased to $422.3 million at March 31, 2008 from $415.1 million at December 31, 2007. The increase was the result of the preliminary allocation of goodwill recorded for the acquisition of Direct Media, Inc. in January 2008.
     Accounts payable increased to $30.1 million at March 31, 2008 from $23.3 million at December 31, 2007. The increase was primarily the result of the change in the bank overdraft position, which was reclassed to accounts payable in March 2008.
     List brokerage trade accounts payable increased to $80.5 million at March 31, 2008 from $63.8 million at December 31, 2007, which is related to the increase in the list brokerage trade accounts receivable. The increase is the result of the list brokerage trade accounts payable recorded for the acquisition of Direct Media, Inc. acquired in January 2008.
     Accrued payroll expenses decreased to $34.3 million at March 31, 2008 from $39.5 million at December 31, 2007. This decrease was a result of bonus and commission payments made in 2008 which related to bonuses and commissions earned and recorded in 2007.
     Accrued expenses decreased to $18.3 million at March 31, 2008 from $22.2 million at December 31, 2007. This decrease was a result of payments made for restructuring charges recorded in 2007 for the restructuring of the infoUSA National Accounts division, and other restructuring related payments and space reduction accrual adjustments within the Marketing Research Group, which were related to the acquisition of Opinion Research Corporation and Guideline, Inc.
     Non-current deferred income tax liabilities decreased to $26.2 million at March 31, 2008 from $31.0 million at December 31, 2007 due to the change in timing of deferred income tax components. The main components of this change include a decrease in the deferred tax liabilities due to the acquisition of Direct Media, Inc. and an increase in the deferred tax assets due to the change in the bonus accrual between the two periods.
Off-Balance Sheet Arrangements
     Other than rents associated with facility leasing arrangements, the Company does not engage in off-balance sheet financing activities. The Company’s operating lease commitments are included in the contractual obligations table set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. We do not believe the adoption of SFAS 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for our Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have identified interest rate risk as our primary market risk exposure. We are exposed to significant future earnings and cash flow exposures from significant changes in interest rates as nearly all of our debt is at variable rates. If necessary, we could refinance our debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, each 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of approximately $2.75 million. At March 31, 2008, the fair value of our long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities. At March 31, 2008, we had long-term debt with a carrying value of $320.8 million and estimated fair value of approximately the same amount. We have no significant operations subject to risks of foreign currency fluctuations.
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
     In connection with the preparation of this Form 10-Q, management performed an evaluation of the Company’s disclosure controls and procedures. The evaluation was performed, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of March 31, 2008. In addition, as described under Item 9A, “Controls and Procedures” in the Form 10-K for the year ended December 31, 2007 filed with the SEC immediately prior to this Form 10-Q, management identified material weaknesses in the Company’s internal control over financial reporting, which is an integral component of its disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2008.
     Based upon the management’s conclusion that there were material weaknesses in the Company’s internal control over financial reporting, the Company has taken measures it deemed necessary to conclude its consolidated financial statements as of and for the period ended March 31, 2008 do not contain a material misstatement.

(b) Changes in internal control over financial reporting
     There were not any changes during the first quarter of 2008 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to March 31, 2008 and as described under Item 9A “Controls and Procedures” in the Form 10-K for the year ended December 31, 2007 filed with the SEC immediately prior to this Form 10-Q, the Company, with oversight from the Special Litigation Committee, the Audit Committee and the Compensation Committee of the Company’s Board of Directors, has dedicated significant resources, including the use of outside legal counsel, to support the Company’s efforts to improve the control environment and to remedy the identified material weaknesses identified herein.
PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In February 2006, Cardinal Value Equity Partners, L.P., which reported beneficial ownership of 5.7% of our stock, filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County (the “Court”), against certain current and former directors of the Company, and the Company. The lawsuit was filed as a derivative action on behalf of the Company and as a class action on behalf of Cardinal Value Equity Partners, L.P. and other stockholders. The lawsuit asserted claims for breach of fiduciary duty and sought an order requiring the Company to reinstate a special committee of directors that had been formed in June 2005 to consider a proposal by Vinod Gupta to acquire the shares of the Company not owned by him. The special committee was dissolved in August 2005 after Mr. Gupta withdrew that proposal. The lawsuit also sought an order awarding the Company and the class unspecified damages. In May 2006, Cardinal amended its complaint to add several new allegations and named two additional directors of the Company as defendants. The Company and the individual defendants filed a motion to dismiss the lawsuit. On October 17, 2006, the Court granted that motion and dismissed the lawsuit without prejudice. The Court’s order permitted Cardinal to file an amended complaint within 60 days of the order. Cardinal subsequently filed a Third Amended Complaint, alleging derivative claims of breach of fiduciary duty and violations of Delaware law. In January 2007, the Court granted the defendants’ motion to consolidate the action with a similar action filed by Dolphin Limited Partnership I, L.P. et al. as discussed in the following paragraph (as consolidated, the “Derivative Litigation”).
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

Robin S. Chandra (Chair), Clifton T. Weatherford, George H. Krauss, Bill L. Fairfield and Bernard W. Reznicek. The Special Litigation Committee, which retained the law firm of Covington & Burling LLP, has conducted an investigation of the matters that are the subject of the Derivative Litigation and the SEC’s informal investigation described above, as well as other related matters. Based on its review, the Special Litigation Committee determined on July 16, 2008 that various related party transactions, expense reimbursements and corporate expenditures were excessive and, in response, approved a series of remedial actions. The remedial actions are set forth in Item 9A, “Controls and Procedures” in the Form 10-K for the year ended December 31, 2007 filed with the SEC immediately prior to this Form 10-Q.
     In March 2008, the Court granted the Special Litigation Committee’s request that the Derivative Litigation be stayed until June 30, 2008; this stay was subsequently extended by agreement of the parties until August 15, 2008. The SLC is currently conducting settlement discussions on behalf of the Company with all relevant parties, including the current and former directors of the Company named in the suit, Mr. Gupta, Cardinal, Dolphin, and Robert Bartow. A number of remedial measures are being developed in conjunction with settlement discussions connected to the shareholder derivative litigation and, as such, remain to be finalized. Other remedial measures have already been adopted by the SLC, and implementation as to some of them has already begun.
     We are subject to legal claims and assertions in the ordinary course of business. Although the outcomes of any other lawsuits and claims are uncertain, we do not believe that, individually or in the aggregate, any such lawsuits or claims will have a material effect on our business, financial conditions, results of operations or liquidity.
ITEM 6. EXHIBITS

2.1	—	Agreement and Plan of Merger, dated as June 28, 2007, by and among infoUSA Inc., Knickerbocker Acquisition Corp. and Guideline, Inc., incorporated herein by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed July 5, 2007.

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.2	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.3	—	Certificate of Ownership and Merger effecting the name change to infoGROUP Inc., incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed June 4, 2008

3.4	—	Bylaws, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, filed August 8, 2008.

4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

infoGROUP Inc.
Date: August 8, 2008	/s/ Stormy L. Dean
Stormy L. Dean, Chief Financial Officer

INDEX TO EXHIBITS

2.1	—	Agreement and Plan of Merger, dated as June 28, 2007, by and among infoUSA Inc., Knickerbocker Acquisition Corp. and Guideline, Inc., incorporated herein by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed July 5, 2007.

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.2	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.3	—	Certificate of Ownership and Merger effecting the name change to infoGROUP Inc., incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed June 4, 2008

3.4	—	Bylaws, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, filed August 8, 2008.

4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith