Form 10-Q
period 2008-06-30
infoGROUP Inc.
filed 2008-08-21
CIK 879437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
56,824,335 shares of Common Stock, $0.0025 par value per share, outstanding at August 11, 2008

infoGROUP Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
infoGROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$8,859	$9,924
Marketable securities	3,029	2,285
Trade accounts receivable, net of allowances of $1,916 and $2,397, respectively	63,864	78,573
List brokerage trade accounts receivable, net of allowances of $504 and $70, respectively	79,142	68,369
Unbilled services	31,154	25,114
Deferred income taxes	8,273	4,041
Prepaid expenses	11,251	9,425
Deferred marketing costs	2,214	2,234

Total current assets	207,786	199,965

Property and equipment, net	70,976	67,950
Goodwill	420,981	415,075
Intangible assets, net	118,344	118,205
Other assets	10,974	11,446

	$829,061	$812,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,004	$4,944
Accounts payable	33,843	23,312
List brokerage trade accounts payable	70,117	63,807
Accrued payroll expenses	34,957	39,507
Accrued expenses	13,398	22,158
Income taxes payable	573	3,288
Deferred revenue	67,240	71,922

Total current liabilities	223,132	228,938

Long-term debt, net of current portion	313,882	278,283
Deferred income taxes	25,387	31,046
Other liabilities	6,106	5,848
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 56,763,289 shares issued and outstanding at June 30, 2008 and 56,505,668 shares issued and outstanding at December 31, 2007	142	141
Paid-in capital	139,061	137,106
Retained earnings	121,056	129,908
Accumulated other comprehensive income	295	1,371

Total stockholders’ equity	260,554	268,526

	$829,061	$812,641

The accompanying notes are an integral part of the consolidated financial statements.

infoGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2008	2007	2008	2007
	(UNAUDITED)		(UNAUDITED)

Net sales	$187,226	$160,075	$378,335	$317,957
Costs and expenses:
Cost of goods and services	80,911	64,852	159,548	127,180
Selling, general and administrative	85,194	70,012	172,796	141,595
Depreciation and amortization of operating assets	5,961	5,114	11,908	9,917
Amortization of intangible assets	4,471	4,074	8,840	8,397

Total operating costs and expenses	176,537	144,052	353,092	287,089

Operating income	10,689	16,023	25,243	30,868
Other expense, net:
Investment income	79	32	1,623	54
Other income (expense)	13	(327)	80	(351)
Interest expense	(3,784)	(5,404)	(9,304)	(10,216)

Other expense, net	(3,692)	(5,699)	(7,601)	(10,513)

Income before income taxes	6,997	10,324	17,642	20,355
Income taxes	2,660	3,977	6,704	7,678

Net income	$4,337	$6,347	$10,938	$12,677

Basic earnings per share:
Basic earnings per share	$0.08	$0.11	$0.19	$0.23

Basic weighted average shares outstanding	56,798	55,674	56,632	55,561

Diluted earnings per share:
Diluted earnings per share	$0.08	$0.11	$0.19	$0.23

Diluted weighted average shares outstanding	56,799	55,889	56,636	55,813

The accompanying notes are an integral part of the consolidated financial statements.

infoGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	SIX MONTHS ENDED
	June 30,
	2008	2007
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,938	$12,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	11,908	9,917
Amortization of intangible assets	8,840	8,397
Amortization of deferred financing fees	413	289
Deferred income taxes	(5,164)	(8,223)
Non-cash stock compensation expense	265	420
Non-cash 401(k) contribution in common stock	1,509	1,533
(Gain) loss on sale of assets and marketable securities	(1,467)	107
Non-cash other charges	81	362
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	8,439	10,549
List brokerage trade accounts receivable	25,380	16,553
Prepaid expenses and other assets	(1,730)	(3,737)
Deferred marketing costs	20	(231)
Accounts payable	10,443	(1,723)
List brokerage trade accounts payable	(26,215)	(16,908)
Income taxes receivable and payable, net	(2,490)	(3,123)
Accrued expenses and other liabilities	(15,787)	4,180
Deferred revenue	(5,202)	(7,818)

Net cash provided by operating activities	20,181	23,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	1,821	498
Purchases of marketable securities	(3,255)	(54)
Proceeds from sale of property and equipment	62	—
Purchases of property and equipment	(11,415)	(10,088)
Acquisitions of businesses, net of cash acquired	(18,229)	(8,109)
Software development costs	(3,132)	(2,801)

Net cash used in investing activities	(34,147)	(20,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(37,641)	(132,392)
Proceeds from long-term debt	71,300	149,641
Deferred financing costs paid	(1,283)	(1,144)
Dividends paid	(19,793)	(19,425)
Proceeds from derivative financial instruments	—	704
Tax benefit related to employee stock options	10	8
Proceeds from exercise of stock options	170	119

Net cash provided by (used in) used in financing activities	12,763	(2,489)

Effect of exchange rate fluctuations on cash	138	(70)

Net increase (decrease) in cash and cash equivalents	(1,065)	108
Cash and cash equivalents, beginning	9,924	4,433

Cash and cash equivalents, ending	$8,859	$4,541

Supplemental cash flow information:
Interest paid	$8,663	$8,938

Income taxes paid	$14,543	$11,809

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
     infoGROUP Inc. (the “Company”) suggests that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”). Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.
2. EARNINGS PER SHARE INFORMATION
     The following table shows the amounts used in computing earnings per share (EPS) and the effect on the weighted average number of shares of dilutive common stock.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In thousands)
	2008	2007	2008	2007
Weighted average number of shares used in basic EPS	56,798	55,674	56,632	55,561
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	1	215	4	252

Weighted average number of shares outstanding used in diluted EPS	56,799	55,889	56,636	55,813

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
     The Marketing Research Group was established in 2006 with the Company’s acquisition of Opinion Research Corporation. The Marketing Research Group provides customer surveys, opinion polling, and other market research services for businesses through its Opinion Research division and for governments through its Macro International division. The Marketing Research Group also includes the results from Guideline, Inc., NWC Research, and Northwest Research Group, all of which are research companies acquired by the Company during 2007.
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

     Goodwill for the Data Group remained relatively flat, with an increase from $256.5 million at December 31, 2007 to $256.6 million at June 30, 2008. The increase in goodwill for the Data Group was the result of paying a $0.2 million working capital adjustment for the SECO Financial acquisition in January 2008. Goodwill for the Services Group increased to $70.5 million at June 30, 2008 from $63.5 million at December 31, 2007. The increase in goodwill for the Services Group is due to the addition of the acquisition of Direct Media, Inc. in January 2008. Goodwill for the Marketing Research Group decreased to $93.9 million at June 30, 2008 from $95.0 million at December 31, 2007. The decrease in goodwill for the Marketing Research Group is due to subsequent purchase entry adjustments for the Guideline, Inc. and Opinion Research Corporation acquisitions.
     The following table summarizes segment information, which excludes total assets since we do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment:

	For the Three Months Ended June 30, 2008
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)
Net sales	$79,600	$39,441	$68,185	$—	$187,226
Operating income (loss)	19,180	6,361	1,567	(16,419)	10,689
Investment income	—	—	—	79	79
Interest expense	—	—	—	(3,784)	(3,784)
Other income	—	—	—	13	13
Income (loss) before income taxes	19,180	6,361	1,567	(20,111)	6,997
Goodwill	256,614	70,465	93,902	—	420,981

	For the Three Months Ended June 30, 2007
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)
Net sales	$77,920	$32,101	$50,054	$—	$160,075
Operating income (loss)	17,539	6,948	2,587	(11,051)	16,023
Investment income	—	—	—	32	32
Interest expense	—	—	—	(5,404)	(5,404)
Other expense	—	—	—	(327)	(327)
Income (loss) before income taxes	17,539	6,948	2,587	(16,750)	10,324

	For the Six months Ended June 30, 2008
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)
Net sales	$163,015	$79,877	$135,443	$—	$378,335
Operating income (loss)	36,953	13,476	5,145	(30,331)	25,243
Investment income	—	—	—	1,623	1,623
Interest expense	—	—	—	(9,304)	(9,304)
Other income	—	—	—	80	80
Income (loss) before income taxes	36,953	13,476	5,145	(37,932)	17,642
Goodwill	256,614	70,465	93,902	—	420,981

	For the Six months Ended June 30, 2007
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)
Net sales	$156,267	$63,526	$98,164	$—	$317,957
Operating income (loss)	32,064	13,811	4,256	(19,263)	30,868
Investment income	—	—	—	54	54
Interest expense	—	—	—	(10,216)	(10,216)
Other expense	—	—	—	(351)	(351)
Income (loss) before income taxes	32,064	13,811	4,256	(29,776)	20,355

4. COMPREHENSIVE INCOME
     Comprehensive income, including the components of other comprehensive income (loss), are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income	$4,337	$6,347	$10,938	$12,677
Other comprehensive income (loss):
Unrealized gain (loss) from investments:
Unrealized gains (losses)	(205)	128	(2,023)	(484)
Related tax benefit (expense)	74	(46)	728	174

Net	(131)	82	(1,295)	(310)

Foreign currency translation adjustments:
Unrealized gains (losses)	166	(70)	342	10
Related tax expense (benefit)	(60)	25	(123)	(4)

Net	106	(45)	219	6

Unrealized gain from pension plan:
Unrealized gains	14	20	27	42
Related tax expense	(5)	(7)	(10)	(15)

Net	9	13	17	27

Unrealized gains (losses) from derivative financial instruments:
Unrealized gains (losses)	(13)	834	(27)	1,033
Related tax expense (benefit)	5	(300)	10	(372)

Net	(8)	534	(17)	661

Total other comprehensive income (loss)	(24)	584	(1,076)	384

Comprehensive income	$4,313	$6,931	$9,862	$13,061

     The components of accumulated other comprehensive income are as follows:

		Foreign			Accumulated
	Unrealized	Currency	Unrealized	Derivative	Other
	Losses from	Translation	Gains	Financial	Comprehensive
	Pension plan	Adjustments	From Investments	Instruments	Income
	(In thousands)
Balance at June 30, 2008	$(687)	$689	$(96)	$389	$295

Balance at December 31, 2007	$(704)	$470	$1,199	$406	$1,371

5. ACQUISITIONS
     Effective January 1, 2008, the Company acquired Direct Media, Inc., a list brokerage and list management company. The total purchase price was $17.6 million, excluding cash acquired of $4.9 million, and including acquisition-related costs of $0.6 million. The purchase price for the acquisition has been preliminarily allocated to current assets of $36.8 million, property and equipment of $1.4 million, other assets of $3.2 million, current liabilities of $35.5 million, other liabilities of $1.1 million, and goodwill and other identified intangibles of $12.8 million. Goodwill and other identified intangibles include: customer relationships of $2.5 million (life of 11 years), non-compete agreements of $2.3 million (life between 1 to 7 years), trade names of $1.1 million (life of 8 years), and goodwill of $6.9 million, which includes $0.6 million of acquisition costs, none of which will be deductible for income tax purposes.
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
     On August 20, 2007, the Company acquired Guideline, Inc., a provider of custom business and market research and analysis. The total purchase price was $39.1 million, excluding cash acquired of $0.8 million, and including acquisition-related costs of $1.6 million. The purchase price for the acquisition has been allocated to current assets of $12.4 million, property and equipment of $1.4 million, other assets of $0.9 million, current liabilities of $14.4 million, other liabilities of $3.6 million, and goodwill and other identified intangibles of $40.8 million. Goodwill and other identified intangibles include: customer relationships of $12.0 million (life of 10 years), trade names of $4.3 million (life of 12 years), non-compete agreements of $0.4 million (life of 1.5 to 7 years), and goodwill of $24.1 million, none of which will be deductible for income tax purposes.
     On July 27, 2007, the Company acquired NWC Research, an Asia Pacific research company based in Australia. The total purchase price was $7.8 million, excluding cash acquired of $0.1 million, and including acquisition-related costs of $0.2 million. The purchase price for the acquisition has been allocated to current assets of $2.3 million, property and equipment of $0.6 million, current liabilities of $1.5 million, and goodwill and other identified intangibles of $6.2 million. Goodwill and other identified intangibles include: customer relationships of $2.7 million (life of 11 years), non-compete agreements of $0.2 million (life of 7 years), and goodwill of $3.3 million, which will all be deductible for income tax purposes.
     On June 22, 2007, the Company acquired expresscopy.com, a provider of printing and mailing services that specializes in short-run customized direct mail pieces. The total purchase price was $8.0 million, excluding cash acquired of $0.1 million, and including acquisition-related costs of $0.2 million. The purchase price for the acquisition has been allocated to current assets of $0.6 million, property and equipment of $3.8 million, developed technology of $0.9 million, current liabilities of $1.9 million, other liabilities of $2.9 million, and goodwill and other identified intangibles of $7.3 million. Goodwill and other identified intangibles include: customer relationships of $1.5 million (life of 5 years), trade names of $0.6 million (life of 12 years), a non-compete agreement of $0.3 million (life of 12 years), and goodwill of $4.9 million, which will all be deductible for income tax purposes.
     The Company accounted for these acquisitions under the purchase method of accounting and the operating results for each of these acquisitions are included in the accompanying consolidated financial statements from the respective acquisition dates. All of these acquisitions were asset purchases, excluding Direct Media, Inc. and Guideline, Inc., which were stock purchases. These acquisitions were completed to grow the Company’s market share. The Company believes that increasing its market share will enable it to compete over the long term in the databases, direct marketing, e-mail marketing and market research industries. In addition, the Company intends to continue to grow in the future through additional strategic acquisitions.
     Assuming the acquisitions described above made during 2007 and 2008 had been acquired on January 1, 2007 and included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and earnings per share would have been as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
	(unaudited)
Net sales	$187,226	$187,126	$378,335	$373,616
Net income	$4,337	$6,389	$10,938	$12,629
Basic earnings per share	$0.08	$0.11	$0.19	$0.23
Diluted earnings per share	$0.08	$0.11	$0.19	$0.23
6. SHARE—BASED PAYMENT ARRANGEMENTS
     Stock options have been issued under the 1997 Stock Option Plan. The shareholders of the Company also approved the 2007 Omnibus Incentive Plan in June 2007. The Company has issued 50,000 options under the 2007 Omnibus Incentive Plan as of June 30, 2008. These options, which were issued in June 2008, have an exercise price of $6.00 (which was 118% of the fair market price), will vest over a four-year period at 25% per year, and expire in June 2018, ten years from the grant date. Historically, option grants have included those that vest over an eight-year period, expire ten years from date of grant and are granted at 125% of the stock’s fair market value on the date of grant. The Company has also granted options that have exercise prices at the stock’s fair market value on the date of grant, vest over a four-year period at 25% per year, and expire five years from the date of grant.
     Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.
     As a result of adopting SFAS 123R, the impact to the quarter ended June 30, 2008 on income before income taxes and net income was $0.1 million, and there was no impact on basic and diluted earnings per share for the same period. The impact to the six months ended June 30, 2008 on income before taxes and net income was $0.3 million, and $0.2 million, respectively, and there was no impact on basic and diluted earnings per share for the same period.
     The Company granted 50,000 options during the six-month period ended June 30, 2008, and no options during the six-month period ended June 30, 2007.
     The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	Six-Months Ended June 30,
	2008	2007
Risk-free interest rate	3.22%	*
Expected dividend yield	6.86%	*
Expected volatility	40.69%	*
Expected term (in years)	4.0	*

*	Not applicable as there were no grants for the six-months ended June 30, 2007.
The risk-free interest rate assumptions were based on an average of the 3-year and 5-year U.S Treasury note yields at the date of grant. The expected volatility was based on historical daily price changes of the Company’s common stock since June 2004. The expected term was based on the historical exercise behavior and the weighted average of the vesting period and the contractual term.
     The following table summarizes stock option plan activity for the six months ended June 30, 2008:

			Weighted Average	Aggregate Intrinsic
	Weighted Average		Remaining	Value at June 30,
	Number of Options	Weighted Average	Contractual Term	2008
	Shares	Exercise Price	(Year)	(In thousands)

Outstanding beginning of period	683,818	$11.37
Granted	50,000	6.00
Exercised	(31,564)	5.37
Expired	(24,024)	5.59

Outstanding end of period	678,230	11.46	5.85	$—

Options exercisable at end of period	267,229	10.85	3.99	$—

     The total intrinsic value of share options exercised during the six months ended June 30, 2008 and 2007 was $29 thousand and $104 thousand, respectively. As of June 30, 2008, the total unrecognized compensation cost related to nonvested stock option awards was approximately $0.9 million, which is expected to be recognized over a remaining weighted average period of 1.62 years. As of June 30, 2008, 4.4 million shares were available for additional option grants.
7. RESTRUCTURING CHARGES
     During the three months ended June 30, 2008, the Company recorded restructuring charges of $2.1 million. These costs included $1.6 million related to the elimination of several management positions for Guideline, Inc. The total workforce was reduced by approximately 67 employees, as a part of the Company’s continuing strategy to reduce costs and focus on core operations. During the six months ended June 30, 2008, the Company recorded restructuring charges of $2.9 million, which included $1.7 million related to the elimination of several management positions for Guideline, Inc. These costs related to workforce reductions of approximately 134 employees, as a part of the Company’s continuing strategy to reduce costs and focus on core operations.

     During the three months ended June 30, 2007, the Company recorded restructuring charges of $2.5 million. These costs related to workforce reductions as a part of the Company’s continuing strategy to reduce unnecessary costs and focus on core operations of $0.8 million, the restructuring of infoUSA National Accounts Division of $1.5 million, as well as the restructuring of the Hill-Donnelly printing facility of $0.2 million. During the second quarter of 2007, the total workforce reduction charges included involuntary employee separation costs relating to approximately 204 employees. During the six months ended June 30, 2007, the Company recorded restructuring costs totaling $5.2 million. These costs related to employee separation costs for total workforce reductions of approximately 244 employees, and included the costs associated with the restructuring of the infoUSA National Accounts Division of $3.2 million, and the Hill-Donnelly Division of $0.4 million. The costs associated with the Company’s continuing strategy to reduce unnecessary costs for the six months ended June 30, 2007 totaled $1.6 million.
     The following table summarizes activity related to the restructuring charges recorded by the Company for the six months ended June 30, 2008 including both the restructuring accrual balances, and those costs expensed and paid within the same period:

			Amounts
	Beginning	Amounts	From	Amounts	Ending
	Accrual	Expensed	Acquisitions	Paid	Accrual
	(In thousands)
Data Group:
Employee separation costs	$2,877	$1,176	$—	$3,071	$982

Other associated costs	$26	$—	$—	$26	$—

Research Group:
Employee separation costs	$566	$1,707	$—	$608	$1,665

Contract termination costs	$2,588	$—	$(1,386)	$1,145	$57

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

	June 30, 2008			December 31, 2007
	(In thousands)
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Goodwill	$420,981	$—	$420,981	$415,075	$—	$415,075

Other intangible assets:
Non-compete agreements	17,119	13,950	3,169	14,775	13,600	1,175
Core technology	16,142	12,885	3,257	16,004	11,716	4,288
Customer base	100,156	30,914	69,242	97,143	25,173	71,970
Trade names	39,103	14,924	24,179	38,042	13,390	24,652
Purchased data processing software	73,478	73,478	—	73,478	73,478	—
Acquired database costs	87,971	87,971	—	87,971	87,971	—
Perpetual software license agreements	8,000	8,000	—	8,000	8,000	—
Software and database development costs	26,747	12,111	14,636	22,751	9,622	13,129
Deferred financing costs	14,488	10,627	3,861	13,203	10,212	2,991

Total intangibles	$804,185	$264,860	$539,325	$786,442	$253,162	$533,280

     The weighted average remaining amortization periods for the other intangible assets as of June 30, 2008 were: non-compete agreements (2.80 years), core-technology (1.14 years), customer base (3.93 years), trade names (5.44 years), software and database development costs (1.50 years) and deferred financing costs (2.67 years). The weighted average remaining amortization period as of June 30, 2008 for all other intangible assets in total was 3.80 years.

9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)

Property and equipment	$208,110	$196,042
Less accumulated depreciation	137,134	128,092

	$70,976	$67,950

10. CONTINGENCIES
     In February 2006, Cardinal Value Equity Partners, L.P., which reported beneficial ownership of 5.7% of our stock, filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County (the “Court”), against certain current and former directors of the Company, and the Company. The lawsuit was filed as a derivative action on behalf of the Company and as a class action on behalf of Cardinal Value Equity Partners, L.P. and other stockholders. The lawsuit asserted claims for breach of fiduciary duty and sought an order requiring the Company to reinstate a special committee of directors that had been formed in June 2005 to consider a proposal by Vinod Gupta, the Company’s former Chief Executive Officer, to acquire the shares of the Company not owned by him. The special committee was dissolved in August 2005 after Mr. Gupta withdrew that proposal. The lawsuit also sought an order awarding the Company and the class unspecified damages. In May 2006, Cardinal amended its complaint to add several new allegations and named two additional directors of the Company as defendants. The Company and the individual defendants filed a motion to dismiss the lawsuit. On October 17, 2006, the Court granted that motion and dismissed the lawsuit without prejudice. The Court’s order permitted Cardinal to file an amended complaint within 60 days of the order. Cardinal subsequently filed a Third Amended Complaint, alleging derivative claims of breach of fiduciary duty and violations of Delaware law. In January 2007, the Court granted the defendants’ motion to consolidate the action with a similar action filed by Dolphin Limited Partnership I, L.P. et al. as discussed in the following paragraph (as consolidated, the “Derivative Litigation”).
     In October 2006, Dolphin Limited Partnership I, L.P., Dolphin Financial Partners, L.L.C. and Robert Bartow filed a lawsuit in the Court against certain current and former directors of the Company, and the Company as a nominal defendant. The lawsuit was filed as a derivative action on behalf of the Company. The lawsuit asserts claims for breach of fiduciary duty and misuse of corporate assets, and seeks an order rescinding or declaring void certain transactions between the Company and Vinod Gupta, requiring the defendants to reimburse the Company for alleged damages and expenses relating to such transactions, and directing the Company to amend its Stockholder Rights Plan to include Mr. Gupta, his family and affiliates. The lawsuit also seeks an order awarding the Company unspecified damages. In January 2007, the Court ordered the case consolidated with a related lawsuit (described above) filed by Cardinal Value Equity Partners, L.P. Pursuant to the consolidation order entered by the court, Dolphin and Cardinal filed a consolidated complaint that essentially combines the claims that had been set forth in their respective individual complaints. Defendants moved to dismiss that complaint, and the motion was granted in part and denied in part on August 13, 2007 (the Court revised its opinion on August 20, 2007). See below for information with respect to the formation of a Special Litigation Committee of the Company’s Board of Directors (the “Special Litigation Committee”), which was established to review, among other things, the allegations included in the Derivative Litigation, and for the status of the Derivative Litigation.
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
     In December 2007, the Company’s Board of Directors formed the Special Litigation Committee in response to the consolidated complaint filed in the Derivative Litigation and in response to the SEC’s informal investigation of the Company and the related SEC request for voluntary production of documents. The Special Litigation Committee consists of five independent Board members: Robin S. Chandra (Chair), Clifton T. Weatherford, George H. Krauss, Bill L. Fairfield and Bernard W. Reznicek. The Special Litigation Committee, which retained the law firm of Covington & Burling LLP, has conducted an investigation of the matters that are the subject of the Derivative Litigation and the SEC’s informal investigation described above, as well as other related matters. Based on its review, the Special Litigation Committee determined on July 16, 2008 that various related party transactions, expense reimbursements and corporate expenditures were excessive and, in response, approved a series of remedial actions. The remedial actions are set forth in Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     In March 2008, the Court granted the Special Litigation Committee’s request that the Derivative Litigation be stayed until June 30, 2008; this stay was subsequently extended by agreement of the parties until August 15, 2008. The Special Litigation Committee conducted settlement discussions on behalf of the Company with all relevant parties, including the current and former directors of the Company named in the suit, Mr. Gupta, Cardinal, Dolphin, and Robert Bartow. On August 20, 2008, the Company’s Board of Directors entered into a settlement agreement with Mr. Gupta and the other parties to the Derivative Litigation. In connection with this settlement agreement, Mr. Gupta has resigned as the Company’s Chief Executive Officer effective August 20, 2008, and has entered into a severance agreement with the Company. Mr. Gupta remains, however, a member of the Company’s Board of Directors. A number of remedial measures are being developed in conjunction with the settlement agreement and, as such, remain to be finalized. Other remedial measures have already been adopted by the Special Litigation Committee, and implementation as to some of them has already begun.
     The Company is subject to legal claims and assertions in the ordinary course of business. Although the outcomes of any other lawsuits and claims are uncertain, the Company does not believe that, individually or in the aggregate, any such lawsuits or claims will have a material effect on its business, financial conditions, results of operations or liquidity.
11. RELATED PARTY TRANSACTIONS
     The Company has retained the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. to provide certain legal services. Elliot Kaplan, a director of the Company, is a named partner and former Chairman of the Executive Board of Robins, Kaplan, Miller & Ciresi L.L.P. The Company paid a total of $99 thousand and $225 thousand to this law firm during the three months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, the Company paid a total of $122 thousand and $266 thousand to this law firm, respectively.
     The Company paid $12 thousand for rent, and $3 thousand for association dues, during the three months ended June 30, 2008 and 2007 for a condominium owned by Jess Gupta, and used by the Company. During the six months ended June 30, 2008 and 2007, the Company paid a total of $24 thousand for rent and $6 thousand for association dues for use of this condominium. Jess Gupta is the son of Vinod Gupta, the Company’s former Chief Executive Officer.
     During 2008 and 2007, Everest Inc. (f/k/a Vinod Gupta & Company, f/k/a Annapurna Corporation) and Everest Investment Management LLC rented office space in a building owned by the Company. Everest Inc. and Everest Investment Management LLC are owned by Mr. Gupta and his three sons. The reimbursements received by the Company from Everest Inc. and Everest Investment Management LLC totaled $5 thousand during the three months ended June 30, 2008 and 2007. During the six months ended June 30, 2008 and 2007, the reimbursements totaled $10 thousand. Additionally, the Company received reimbursements for use of office space from PK Ware, Inc., an entity of which Company board member George Haddix is a majority shareholder. Reimbursements received from Mr. Haddix were $2 thousand during the three months ended June 30, 2008 and 2007, and $5 thousand during the six months ended June 30, 2008 and 2007. The Company received $1 thousand for reimbursements for office space from John Staples, III, who is a board member of the Company, during the three months ended June 30, 2008, and $2 thousand during the six months ended June 30, 2008.
     The Company received reimbursements from Everest Inc. for shared personnel services of $8 thousand during the three months ended June 30, 2008, and $14 thousand during the six months ended June 30, 2008. Additionally, the Company received other miscellaneous expense reimbursements from Everest Inc. of $2 thousand during the three months ended June 30, 2008 and six months ended June 30, 2008.
12. DEBT
     At June 30, 2008, the term loan of the Senior Secured Credit Facility entered into on February 14, 2006 (as amended, the “2006 Credit Facility”) had a balance of $171.4 million, bearing an average interest rate of 4.81%. The revolving line of credit had a balance of $102.0 million, bearing an interest rate of 4.84%, and $73.0 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility.
     In light of the Special Litigation Committee’s investigation described in Note 10 in the Notes to Consolidated Financial Statements, the Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and the Form 10-Q for the quarter ended March 31, 2008 (the “First Quarter 2008 Form 10-Q”) by the SEC’s filing deadline.

Failure to timely file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q and provide annual and quarterly financial statements to the lenders to the 2006 Credit Facility would have constituted a default under the 2006 Credit Facility. Therefore, on March 26, 2008, the Company and the lenders to the Credit Agreement entered into a Third Amendment (the “Third Amendment”) to the 2006 Credit Facility which, among other things: (1) extended the deadlines by which the Company must file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q and provide certain annual and quarterly financial statements to the lenders; (2) waived any other defaults arising from these filing delays; and (3) modified the covenant related to operating leases. On June 27, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Fourth Amendment (the “Fourth Amendment”) to the 2006 Credit Facility (as amended by the Third Amendment and the Fourth Amendment, the “Amended 2006 Credit Facility”), which extended the deadlines for filing with the SEC the 2007 Form 10-K and the First Quarter 2008 Form 10-Q to August 15, 2008, and this Form 10-Q to August 29, 2008. As a result of the amendments, the Company was in compliance with all restrictive covenants of the 2006 Credit Facility as of June 30, 2008. The Company filed the 2007 Form 10-K and the First Quarter 2008 Form 10-Q with the SEC on August 8, 2008.
13. SUBSEQUENT EVENTS
     On July 16, 2008, the Special Litigation Committee concluded its internal investigation into the matters surrounding the Derivative Litigation and the SEC’s informal investigation, as well as other related matters. Through June 30, 2008 the Company incurred $12.7 million in expenses related to the Derivative Litigation and the Special Litigation Committee’s investigation. In July 2008, the Company incurred an additional $3.5 million in expenses related to this investigation. In total we have incurred $16.2 million in expenses related to this investigation, of which $3.0 million were incurred in 2007 and $13.2 million were incurred during the seven months ended July 31, 2008. See Note 10 in the Notes to the Consolidated Financial Statements for further discussion of the Special Litigation Committee’s investigation.
     On August 20, 2008, Mr. Gupta resigned as the Company’s Chief Executive Officer, and entered into a severance agreement with the Company. The severance agreement includes, among other things, non-competition and confidentiality provisions as well as provisions requiring the Company to pay to Mr. Gupta an aggregate of $10 million as follows: $5 million within 60 days of the execution of the severance agreement and $5 million one business day following the Company’s 2009 annual meeting of shareholders, subject to the terms and conditions set forth in the severance agreement. Mr. Gupta remains a member of the Company’s Board of Directors. See Note 10 in the Notes to the Consolidated Financial Statements for further discussion of Mr. Gupta’s resignation and the status of the Derivative Litigation.
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
General
Overview
     On June 1, 2008, we changed our Company name from infoUSA Inc. to infoGROUP Inc. (the “Company” or “infoGROUP” or “we”). We are a Delaware corporation incorporated in 1972.
     We report results in three segments: the Data Group, the Services Group, and the Marketing Research Group.
     Our initiatives in the first six months of 2008 included:
•	Announcing the acquisition of Direct Media, Inc. which closed effective January 1, 2008. Direct Media, Inc., which became part of the Services Group, is a provider of list brokerage, list management, analytics, database marketing and data processing services.

•	Expanding our international business and executive databases by adding content for China and Australia.

•	Expanding the presence of Yesmail, our e-mail technology company, and making advancements in technology and product development processes.

•	Continuing to invest in merchandising, advertising and branding. The advertising campaigns include e-mail, print, television, radio, direct mail, and search word advertising, as well as the use of white glove client services. Most notable advertisements included commercials that aired during the Super Bowl, on February 3, 2008, featuring Salesgenie.com.

•	Continuing to compile infoUK.com’s UK Business Database, which will provide contact names and addresses of businesses in the United Kingdom. We plan to sell information in this database to small and large customers in the form of customized list products, online access, subscription services, and license agreements to value-added resellers.
     On August 20, 2008, Mr. Gupta resigned as the Company’s Chief Executive Officer, and entered into a severance agreement with the Company. Mr. Gupta remains, however, a member of the Company’s Board of Directors.
Sales & Marketing Strategy
     We employ several media options to grow and increase our market share including direct mail, print, outbound telemarketing, online keyword search engines, banner advertising, and television, radio and e-mail marketing. In the first six months of 2008, we continued these traditional forms of advertising as well as national and local radio and television campaigns to further build our brand name and drive revenue for our flagship online subscription product, Salesgenie.com. We continue to advertise aggressively to promote our valuable brand, including television advertisements in the first six months of 2008 that aired during the Super Bowl, and other high profile sporting and news coverage events.
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
     In 2008, we began to compile a business database in the United Kingdom. This database, created from a variety of publicly available sources, currently contains information on approximately 2.6 million UK businesses, with growth expected to an eventual total of 3.1 million. We are also conducting telephone surveys of businesses in the database to augment the file with a variety of proprietary information, including: trading address, name of the owner or manager, number of employees per location, web site address (URL), years established, and whether the business is a single location or part of a larger company. We plan to market this database to small and large customers in the form of customized list products, online access, subscription services, and license agreements to value added resellers.

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to acquisitions.
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net sales	100%	100%	100%	100%
Costs and expenses:
Cost of goods and services	43	41	42	40
Selling, general and administrative	46	43	46	45
Depreciation	3	3	3	3
Amortization	2	3	2	3

Total costs and expenses	94	90	93	91

Operating income	6	10	7	9
Other expense, net	(3)	(4)	(2)	(3)

Income before income taxes	3	6	5	6
Income taxes	1	2	2	2

Net income	2%	4%	3%	4%

OTHER DATA:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(dollars in thousands)
SALES BY SEGMENT:
Data Group	$79,600	$77,920	$163,015	$156,267
Services Group	39,441	32,101	79,877	63,526
Marketing Research Group	68,185	50,054	135,443	98,164

Total	$187,226	$160,075	$378,335	$317,957

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
Data Group	43%	49%	43%	49%
Services Group	21	20	21	20
Marketing Research Group	36	31	36	31

Total	100%	100%	100%	100%

Net sales
     Total Company net sales for the quarter ended June 30, 2008 were $187.2 million, an increase of 17% from $160.1 million for the same period in 2007. Net sales for the six months ended June 30, 2008 were $378.3 million, an increase of 19% from $318.0 million for the same period in 2007.
     Net sales of the Data Group for the quarter ended June 30, 2008 were $79.6 million, a 2% increase from $77.9 million for the same period in 2007. Net sales for the six months ended June 30, 2008 were $163.0 million, an increase of 4% from $156.3 million for the same period in 2007. The second quarter 2008 and six months ended June 30, 2008 net sales of the Data Group included the results of expresscopy.com, acquired in June 2007, and SECO Financial, acquired in October 2007. The remaining increase is principally due to the growth of the segment’s infoUSA National Accounts revenues. The Data Group provides our proprietary databases and database marketing solutions, and principally engages in the selling of sales lead generation and consumer DVD products to small- to medium-sized companies, small office and home office businesses and individual consumers. Customers purchase our information as custom lists or on a subscription basis primarily through the Internet. Sales of subscription-based products require us to recognize revenues over the subscription period instead of at the time of sale. This segment also includes the licensing of our databases to value-added resellers.
     Net sales of the Services Group for the quarter ended June 30, 2008 were $39.4 million, a 23% increase from $32.1 million for the same period in 2007. Net sales of the Services Group for the six months ended June 30, 2008 were $79.9 million, a 26% increase from $63.5 million for the same period in 2007. The majority of the increase in the Services Group is related to the acquisition in January 2008 of Direct Media, Inc., as well as growth in the Yesmail division as e-mail marketing is becoming a bigger part of corporate advertising. The Services Group provides e-mail marketing solutions, list brokerage and list management services and online interactive marketing services to large companies in the United States, Canada and globally.
     Net sales of the Marketing Research Group for the quarter ended June 30, 2008 were $68.2 million, a 36% increase from $50.1 million for the same period in 2007. Net sales of the Marketing Research Group for the six months ended June 30, 2008 were $135.4 million, a 38% increase from $98.2 million for the same period in 2007. The majority of the increase in the Marketing Research Group is related to the acquisitions of NWC Research in July 2007, Guideline, Inc., in August 2007 and Northwest Research Group in October 2007, as well as an increase in the Macro International division due to an increase in international projects. The Marketing Research Group provides diversified market research, which consists of the Opinion Research division, Macro International, Guideline, Inc., NWC Research and Northwest Research Group.
Cost of goods and services
     Total Company cost of goods and services for the quarter ended June 30, 2008 was $80.9 million, or 43% of net sales, compared to $64.9 million, or 41% of net sales for the same period in 2007. Cost of goods and services for the six months ended June 30, 2008 was $159.5 million, or 42% of net sales, compared to $127.2 million, or 40% of net sales for the same period in 2007.
     Cost of goods and services of the Data Group for the quarter ended June 30, 2008 was $23.0 million, or 29% of net sales, compared to $20.2 million, or 26% of net sales for the same period in 2007. Cost of goods and services of the Data Group for the six months ended June 30, 2008 was $45.2 million, or 28% of net sales, compared to $39.1 million, or 25% of net sales for the same period in 2007. The majority of the increase in the Data Group is related to the costs associated with expresscopy.com acquired in June 2007, which costs are higher as a percentage of net sales for that segment than the other divisions within the segment.
     Cost of goods and services of the Services Group for the quarter ended June 30, 2008 was $9.5 million, or 24% of net sales, compared to $8.0 million, or 25% of net sales for the same period in 2007. Cost of goods and services of the Services Group for the six months ended June 30, 2008 was $19.0 million, or 24% of net sales, compared to $15.7 million, or 25% of net sales for the same period in 2007. The majority of the increase in the Services Group is related to an increase in costs associated with e-mail marketing due to the growth in the Yesmail division, which resulted in higher costs, while the percentage of net sales for that segment remained relatively level. Additionally, this increase included costs associated with Direct Media, Inc., which was acquired in January 2008.
     Cost of goods and services of the Marketing Research Group for the quarter ended June 30, 2008 was $47.2 million, or 69% of net sales, compared to $35.9 million, or 72% of net sales for the same period in 2007. Cost of goods and services of the Marketing Research Group for the six months ended June 30, 2008 was $93.1 million, or 69% of net sales, compared to $70.6 million, or 72% of net sales for the same period in 2007. These costs include subcontract labor costs, direct sales and labor costs and direct programming costs associated with providing the research services performed by the Marketing Research Group. The majority of the increase in the Marketing Research Group is related to the costs associated with Guideline, Inc., NWC Research and Northwest Research Group, all acquired in the last six months of 2007. The decrease in cost of goods and services as a percentage of net sales is the result of an increased focus on higher profit projects and pricing.
     Cost of goods and services of Corporate Activities for the quarter ended June 30, 2008 was $1.1 million, compared to $0.8 million for the same period in 2007. Cost of goods and services of Corporate Activities for the six months ended June 30, 2008 was $2.2 million, compared to $1.8 million for the same period in 2007. The majority of the increase in Corporate Activities is related to the transfer of certain personnel and support fees for accounting and finance functions from the Data Group. Total cost of goods and services for Corporate Activities includes costs related to services to support the Company’s network administration, help desk functions and system personnel and support fees for accounting and finance.
Selling, general and administrative expenses
     Total Company selling, general and administrative expenses for the quarter ended June 30, 2008 were $85.2 million, or 46% of net sales, compared to $70.0 million, or 43% of net sales for the same period in 2007. Selling, general and administrative expenses for the six months ended June 30, 2008 were $172.8 million, or 46% of net sales, compared to $141.6 million, or 45% of net sales for the same period in 2007.
     Selling, general and administrative expenses of the Data Group for the quarter ended June 30, 2008 were $33.1 million, or 42% of net sales, compared to $35.8 million, or 46% of net sales for the same period in 2007. Selling, general and administrative expenses of the Data Group for the six months ended June 30, 2008 were $72.3 million, or 44% of net sales, compared to $76.6 million, or 49% of net sales for the same period in 2007. The decrease in selling, general and administrative costs is related to the 2007 restructuring of infoUSA National Accounts that was completed as of December 31, 2007. See Note 7 to Notes to Consolidated Financial Statements for further detail regarding the restructuring of infoUSA National Accounts. This decrease was offset by an increase in advertising spent on the Super Bowl in 2008 of $2.0 million.
     Selling, general and administrative expenses of the Services Group for the quarter ended June 30, 2008 were $21.3 million, or 54% of net sales, compared to $15.4 million, or 48% of net sales for the same period in 2007. Selling, general and administrative expenses of the Services Group for the six months ended June 30, 2008 were $42.9 million, or 54% of net sales, compared to $30.3 million, or 48% of net sales for the same period in 2007. The majority of the increase in the Services Group is related to the acquisition of Direct Media, Inc. in January 2008, as well as an increase in costs associated with e-mail marketing due to the growth in the Yesmail division, which resulted in higher costs, but a lower percentage of net sales for that segment.
     Selling, general and administrative expenses of the Marketing Research Group for the quarter ended June 30, 2008 were $16.2 million, or 24% of net sales, compared to $9.2 million, or 18% of net sales for the same period in 2007. Selling, general and administrative expenses of the Marketing Research Group for the six months ended June 30, 2008 were $30.7 million, or 23% of net sales, compared to $18.5 million, or 19% of net sales for the same period in 2007. The majority of the increase in the Marketing Research Group is related to the costs associated with Guideline, Inc., (with respect to which selling, general and administrative expenses are higher as a cost of sales than with respect to the other Marketing Research Group divisions), NWC Research and Northwest Research Group, all acquired in the last six months of 2007.
     Selling, general and administrative expenses of Corporate Activities for the quarter ended June 30, 2008 were $14.6 million, compared to $9.6 million for the same period in 2007. Selling, general and administrative expenses of Corporate Activities for the six months ended June 30, 2008 were $26.9 million, compared to $16.2 million for the same period in 2007. This includes selling, general and administrative costs that cannot be directly attributed to the revenue producing segments. The majority of the increase is related to an increase in headcount for our corporate headquarters, accounting and finance, legal and administration groups as required to support our recent acquisitions. Additionally, we incurred $6.0 million in expenses during the quarter ended June 30, 2008 related to the Special Litigation Committee’s investigation related to the Derivative Litigation and the SEC’s informal investigation. For the six months ended June 30, 2008, we have incurred $9.7 million in expenses related to this investigation. See Note 10 to Notes to Consolidated Financial Statements for further detail regarding this litigation and the Special Litigation Committee investigation.
     The Company adopted SFAS 123R in January 2006, which requires measurement of compensation cost for all share-based payment awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS 123R resulted in a charge of $0.1 million for the quarter ended June 30, 2008, compared to $0.2 million for the same period in the prior year. Stock compensation expense for the six months ended June 30, 2008 was $0.3 million, compared to $0.4 million for the same period in the prior year. See Note 6 to Notes to Consolidated Financial Statements for further detail regarding accounting under this accounting standard.
Depreciation expense
     Total Company depreciation expense for the quarter ended June 30, 2008 totaled $6.0 million, or 3% of net sales, compared to $5.1 million, or 3% of net sales for the same period in 2007. Depreciation expense for the six months ended June 30, 2008 totaled $11.9 million, or 3% of net sales, compared to $9.9 million, or 3% of net sales for the same period in 2007.
     Depreciation expense of the Data Group for the quarter ended June 30, 2008 was $2.9 million, or 4% of net sales, compared to $2.5 million, or 3% of net sales for the same period in 2007. Depreciation expense of the Data Group for the six months ended June 30, 2008 was $5.8 million, or 4% of net sales, compared to $4.7 million, or 3% of net sales for the same period in 2007. The increase in depreciation expense is primarily attributed to depreciation expense recorded for expresscopy.com which was acquired in June 2007.

     Depreciation expense of the Services Group for both quarters ended June 30, 2008 and June 30, 2007 was $1.1 million, or 3% of net sales. Depreciation expense of the Services Group for the six months ended June 30, 2008 was $2.3 million, or 3% of net sales, compared to $2.1 million, or 3% of net sales for the same period in 2007. The increase in depreciation expense for the six months ended June 30, 2008, compared to the prior year, was due to the assets added with the acquisition of Direct Media Inc., as well as increased software development for projects associated with Yesmail’s e-mail business.
     Depreciation expense of the Marketing Research Group for the quarter ended June 30, 2008 was $1.2 million, or 2% of net sales, compared to $0.9 million, or 2% of net sales for the same period in 2007. Depreciation expense of the Marketing Research Group for the six months ended June 30, 2008 was $2.5 million, or 2% of net sales, compared to $1.8 million, or 2% of net sales for the same period in 2007. Additional depreciation expense was recorded for the fixed assets from the acquisitions of Guideline, Inc., NWC Research and Northwest Research Group.
     Depreciation expense of Corporate Activities for the quarter ended June 30, 2008 was $0.7 million, compared to $0.6 million for the same period in 2007. Depreciation expense of Corporate Activities for both six month periods ended June 30, 2008 and June 30, 2007 was $1.3 million.
Amortization expense
     Total Company amortization expense for the quarter ended June 30, 2008 totaled $4.5 million, or 2% of net sales, compared to $4.1 million, or 3% of net sales for the same period in 2007. Amortization expense for the six months ended June 30, 2008 totaled $8.8 million, or 2% of net sales, compared to $8.4 million, or 3% of net sales for the same period in 2007.
     Amortization expense of the Data Group for the quarter ended June 30, 2008 was $1.3 million, or 2% of net sales, compared to $1.9 million, or 2% of net sales for the same period in 2007. Amortization expense of the Data Group for the six months ended June 30, 2008 was $2.7 million, or 2% of net sales, compared to $3.8 million, or 2% of net sales for the same period in 2007. The decrease in amortization expense for the Data Group is due to certain identifiable intangible assets from the OneSource and ProCD acquisitions becoming fully amortized since June 2007.
     Amortization expense of the Services Group for the quarter ended June 30, 2008 was $1.2 million, or 3% of net sales, compared to $0.7 million, or 2% of net sales for the same period in 2007. Amortization expense of the Services Group for the six months ended June 30, 2008 was $2.2 million, or 3% of net sales, compared to $1.6 million, or 2% of net sales for the same period in 2007. The increase in amortization expense for the Services Group is due to the addition of identifiable intangible assets from the acquisition of Direct Media, Inc.
     Amortization expense of the Marketing Research Group for the quarter ended June 30, 2008 was $2.0 million, or 3% of net sales, compared to $1.5 million, or 3% of net sales for the same period in 2007. Amortization expense of the Marketing Research Group for the six months ended June 30, 2008 was $4.0 million, or 3% of net sales, compared to $3.1 million, or 3% of net sales for the same period in 2007. This includes additional amortization expense for the identifiable intangible assets from the acquisitions of Guideline, Inc., NWC Research and Northwest Research Group.
Operating income
     As a result of the factors previously described, the Company had operating income of $10.7 million, or 6% of net sales, during the quarter ended June 30, 2008, compared to operating income of $16.0 million, or 10% of net sales for the same period in 2007. The Company had operating income of $25.2 million, or 7% of net sales, during the six months ended June 30, 2008, compared to operating income of $30.9 million, or 9% of net sales for the same period in 2007.
     Operating income for the Data Group for the quarter ended June 30, 2008 was $19.2 million, or 24% of net sales, as compared to $17.5 million, or 23% of net sales for the same period in 2007. Operating income for the Data Group for the six months ended June 30, 2008 was $37.0 million, or 23% of net sales, as compared to $32.1 million, or 21% of net sales for the same period in 2007.
     Operating income for the Services Group for the quarter ended June 30, 2008 was $6.4 million, or 16% of net sales, as compared to $6.9 million, or 22% of net sales for the same period in 2007. Operating income for the Services Group for the six months ended June 30, 2008 was $13.5 million, or 17% of net sales, as compared to $13.8 million, or 22% of net sales for the same period in 2007.

     Operating income for the Marketing Research Group for the quarter ended June 30, 2008 was $1.6 million, or 2% of net sales, as compared to $2.6 million, or 5% of net sales for the same period in 2007. Operating income for the Marketing Research Group for the six months ended June 30, 2008 was $5.1 million, or 4% of net sales, as compared to $4.3 million, or 4% of net sales for the same period in 2007.
     Operating loss for Corporate Activities for the quarter ended June 30, 2008 was $16.4 million, compared to $11.1 million for the same period in 2007. Operating loss for Corporate Activities for the six months ended June 30, 2008 was $30.3 million, compared to $19.3 million for the same period in 2007.
Other expense, net
     Total Company other expense, net was $(3.7) million, or 3% of net sales, and $(5.7) million, or 4% of net sales, for the quarters ended June 30, 2008 and 2007, respectively. Other expense, net was $(7.6) million, or 2% of net sales, and $(10.5) million, or 3% of net sales, for the six months ended June 30, 2008 and 2007, respectively. Other expense, net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating expense of the Company. The majority of the other expense, net was for interest expense, which was $3.8 million and $5.4 million for the quarters ended June 30, 2008 and 2007, respectively, and $9.3 million and $10.2 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in interest expense is due to the decrease in interest rates for our term loan and revolver within our Amended 2006 Credit Facility.
Income taxes
     A provision for income taxes of $2.7 million and $4.0 million was recorded during the quarters ended June 30, 2008 and 2007, respectively. A provision for income taxes of $6.7 million and $7.7 million was recorded during the six months ended June 30, 2008 and 2007, respectively. The effective income tax rate used for the six months ended June 30, 2008 and 2007 was 38%.
Liquidity and Capital Resources
Overview
     At June 30, 2008, the term loan of the Senior Secured Credit Facility entered into on February 14, 2006 (as amended, the “2006 Credit Facility”) had a balance of $171.4 million, bearing an average interest rate of 4.81%. The revolving line of credit had a balance of $102.0 million, bearing an interest rate of 4.84%, and $73.0 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility.
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
     In light of the Special Litigation Committee’s investigation described in Note 10 in the Notes to Consolidated Financial Statements, the Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “First Quarter 2008 Form 10-Q) by the SEC’s filing deadline. Failure to timely file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q and provide annual and quarterly financial statements to the lenders to the 2006 Credit Facility would have constituted a default under the 2006 Credit Facility. Therefore, on March 26, 2008, the Company and the lenders to the Credit Agreement entered into a Third Amendment (the “Third Amendment”) to the 2006 Credit Facility which, among other things: (1) extended the deadlines by which the Company must file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q and provide certain annual and quarterly financial statements to the lenders; (2) waived any other defaults arising from these filing delays; and (3) modified the covenant related to operating leases. On June 27, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Fourth Amendment (the “Fourth Amendment”)

to the 2006 Credit Facility (as amended by the Third Amendment and the Fourth Amendment, the “Amended 2006 Credit Facility”), which extended the deadlines by which the Company must file with the SEC the 2007 Form 10-K and the First Quarter 2008 Form 10-Q to August 15, 2008, and this Form 10-Q to August 29, 2008. As a result of the amendments, the Company was in compliance with all restrictive covenants of the 2006 Credit Facility as of June 30, 2008. The Company filed the 2007 Form 10-K and the First Quarter 2008 Form 10-Q with the SEC on August 8, 2008.
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
     As of June 30, 2008 the Company has incurred $12.7 million in expenses related to the Special Litigation Committee’s investigation related to the Derivative Litigation and the SEC’s informal investigation. This includes $3.0 million incurred in 2007 and $9.7 million incurred during the six months ended June 30, 2008. The Company expects to continue to incur additional expenses which may be significant related to the Derivative Litigation and the Special Committee’s investigation in the remainder of 2008.
     As of June 30, 2008, we had a working capital deficit of $15.3 million, which included $67.2 million of deferred revenue. We believe that our existing sources of liquidity and cash generated from operations will satisfy our projected working capital, debt repayments and other cash requirements for at least the next 12 months. Acquisitions of other technologies, products or companies, or internal product development efforts may require us to obtain additional equity or debt financing, which may not be available or may be dilutive.
Selected Consolidated Statements of Cash Flows Information
     Net cash provided by operating activities during the six months ended June 30, 2008 totaled $20.2 million compared to $23.2 million for the same period in 2007. The decrease in cash provided was primarily due to the increase in cash used for accrued expenses, partially offset by an increase in cash provided for accounts payable. The increase in cash used for accrued expenses was due primarily to the payment of restructuring charges recorded in 2007 for the restructuring of the infoUSA National Accounts division, and other restructuring related payments and space reduction accrual adjustments within the Marketing Research Group, which were related to the acquisition of Opinion Research Corporation and Guideline, Inc. The increase in cash provided for accounts payable was primarily due to the change in the cash position related to the timing of accounts payable disbursements as well as an increase in accruals for expenses related to the Derivative Litigation and the Special Committee’s investigation.
     Net cash used in investing activities during the six months ended June 30, 2008 totaled $34.1 million, compared to $20.6 million for the same period in 2007. The current period outflow was mainly attributed to our spending of $11.4 million for additions of property and equipment, and $3.1 million for software and database development costs. Additionally, we paid $18.2 million for business acquisitions, which was primarily for the acquisition of Direct Media, Inc. in January 2008.
     Net cash provided by financing activities during the six months ended June 30, 2008 totaled $12.8 million, compared to net cash used of $2.5 million for the same period in 2007. The dividend payments, totaling $19.8 million, were paid on March 5, 2008, to shareholders of record as of the close of business on February 18, 2008. Total net proceeds received from long-term debt during the six months ended June 30, 2008 were $33.7 million. The proceeds were used to fund the acquisition of Direct Media, Inc., and dividend payments to shareholders.
Selected Consolidated Balance Sheet Information
     Trade accounts receivable decreased to $63.9 million at June 30, 2008 from $78.6 million at December 31, 2007. The decrease is the result of collections of invoices that were invoiced in the fourth quarter of 2007 for several of our contractual customers.
     List brokerage trade accounts receivable increased to $79.1 million at June 30, 2008 from $68.4 million at December 31, 2007. The increase is the result of the list brokerage trade accounts receivable recorded for the acquisition of Direct Media, Inc. acquired in January 2008, offset by a reduction in list brokerage accounts receivable due to the seasonality of the list brokerage business.
     Unbilled services increased to $31.2 million at June 30, 2008 from $25.1 million at December 31, 2007. The increase was primarily the result of an increase in services provided within the Macro International division in the Marketing Research Group.

     Property and equipment, net increased to $71.0 million at June 30, 2008 from $68.0 million at December 31, 2007. The increase was primarily the result of costs incurred for the migration from mainframes to servers, as well as costs incurred to compile the infoUK database.
     Goodwill increased to $421.0 million at June 30, 2008 from $415.1 million at December 31, 2007. The increase was the result of the allocation of goodwill recorded for the acquisition of Direct Media, Inc. in January 2008.
     Accounts payable increased to $33.8 million at June 30, 2008 from $23.3 million at December 31, 2007. The increase was primarily due to the timing of accounts payable disbursements as well as an increase in accruals for expenses related to the Derivative Litigation and the Special Committee’s investigation.
     List brokerage trade accounts payable increased to $70.1 million at June 30, 2008 from $63.8 million at December 31, 2007, which is related to the increase in the list brokerage trade accounts receivable. The increase is the result of the list brokerage trade accounts payable recorded for the acquisition in January 2008 of Direct Media, Inc., offset by a reduction in list brokerage accounts payable due to the seasonality of the list brokerage business.
     Accrued payroll expenses decreased to $35.0 million at June 30, 2008 from $39.5 million at December 31, 2007. This decrease was a result of bonus and commission payments made in 2008 which related to bonuses and commissions earned and recorded in 2007.
     Accrued expenses decreased to $13.4 million at June 30, 2008 from $22.2 million at December 31, 2007. This decrease was a result of payments made for restructuring charges recorded in 2007 for the restructuring of the infoUSA National Accounts division, and other restructuring related payments and space reduction accrual adjustments within the Marketing Research Group, which were related to the acquisition of Opinion Research Corporation and Guideline, Inc.
     Long-term debt, net of current portion increased to $313.9 million at June 30, 2008 from $278.3 million at December 31, 2007. The increase in long-term debt, net of current portion is primarily due to the increase in the Amended 2006 Credit Facility to fund the acquisition of Direct Media, Inc., and dividend payment to shareholders.
     Non-current deferred income tax liabilities decreased to $25.4 million at June 30, 2008 from $31.0 million at December 31, 2007 due to the change in timing of deferred income tax components. The main components of this change include a decrease in the deferred tax liabilities due to the acquisition of Direct Media, Inc. and an increase in the deferred tax assets due to the change in the bonus accrual between the two periods.
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

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.
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
     We have identified interest rate risk as our primary market risk exposure. We are exposed to significant future earnings and cash flow exposures from significant changes in interest rates as nearly all of our debt is at variable rates. If necessary, we could refinance our debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, each 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of approximately $2.73 million. At June 30, 2008, the fair value of our long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities. At June 30, 2008, we had long-term debt with a carrying value of $316.9 million and estimated fair value of approximately the same amount. We have no significant operations subject to risks of foreign currency fluctuations.

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
     In connection with the preparation of this Form 10-Q, management performed an evaluation of the Company’s disclosure controls and procedures. The evaluation was performed, under the supervision of and with the participation of the former Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of June 30, 2008. In addition, as described under Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, management identified material weaknesses in the Company’s internal control over financial reporting, which is an integral component of its disclosure controls and procedures. Based on this evaluation, the Company’s former Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008. As noted in Part II Item 1, “Legal Proceedings,” Mr. Gupta has resigned as the Company’s Chief Executive Officer effective August 20, 2008, and has entered into a severance agreement with the Company. Mr. Gupta remains, however, a member of the Company’s Board of Directors. Mr. Fairfield, who has been appointed as the Company’s Chief Executive Officer as of August 20, 2008, concurs with the conclusions set forth above in this Item 4(a).
     Based upon the management’s conclusion that there were material weaknesses in the Company’s internal control over financial reporting, the Company has taken measures it deemed necessary to conclude its consolidated financial statements as of and for the period ended June 30, 2008 do not contain a material misstatement.
(b) Changes in internal control over financial reporting
     There were not any changes during the second quarter of 2008 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to June 30, 2008 and as described under Item 9A “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company, with oversight from the Special Litigation Committee, the Audit Committee and the Compensation Committee of the Company’s Board of Directors, has dedicated significant resources, including the use of outside legal counsel, to support the Company’s efforts to improve the control environment and to remedy the material weaknesses as described under Item 9A “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     In February 2006, Cardinal Value Equity Partners, L.P., which reported beneficial ownership of 5.7% of our stock, filed a lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County (the “Court”), against certain current and former directors of the Company, and the Company. The lawsuit was filed as a derivative action on behalf of the Company and as a class action on behalf of Cardinal Value Equity Partners, L.P. and other stockholders. The lawsuit asserted claims for breach of fiduciary duty and sought an order requiring the Company to reinstate a special committee of directors that had been formed in June 2005 to consider a proposal by Vinod Gupta, the Company’s former Chief Executive Officer, to acquire the shares of the Company not owned by him. The special committee was dissolved in August 2005 after Mr. Gupta withdrew that proposal. The lawsuit also sought an order awarding the Company and the class unspecified damages. In May 2006, Cardinal amended its complaint to add several new allegations and named two additional directors of the Company as defendants. The Company and the individual defendants filed a motion to dismiss the lawsuit. On October 17, 2006, the Court granted that motion and dismissed the lawsuit without prejudice. The Court’s order permitted Cardinal to file an amended complaint within 60 days of the order. Cardinal subsequently filed a Third Amended Complaint, alleging derivative claims of breach of fiduciary duty and violations of Delaware law. In January 2007, the Court granted the defendants’ motion to consolidate the action with a similar action filed by Dolphin Limited Partnership I, L.P. et al. as discussed in the following paragraph (as consolidated, the “Derivative Litigation”).
     In October 2006, Dolphin Limited Partnership I, L.P., Dolphin Financial Partners, L.L.C. and Robert Bartow filed a lawsuit in the Court against certain current and former directors of the Company, and the Company as a nominal defendant. The lawsuit was filed as a derivative action on behalf of the Company. The lawsuit asserts claims for breach of fiduciary duty and misuse of corporate assets, and seeks an order rescinding or declaring void certain transactions between the Company and Vinod Gupta, requiring the defendants to reimburse the Company for alleged damages and expenses relating to such transactions, and directing the Company to amend its Stockholder Rights Plan to include Mr. Gupta, his family and affiliates. The lawsuit also seeks an order awarding the Company unspecified damages. In January 2007, the Court ordered the case consolidated with a related lawsuit (described above) filed by Cardinal Value Equity Partners, L.P. Pursuant to the consolidation order entered by the court, Dolphin and Cardinal filed a consolidated complaint that essentially combines the claims that had been set forth in their respective individual complaints. Defendants moved to dismiss that complaint, and the motion was granted in part and denied in part on August 13, 2007 (the Court revised its opinion on August 20, 2007). See below for information with respect to the formation of a Special Litigation Committee of the Company’s Board of Directors (the “Special Litigation Committee”), which was established to review, among other things, the allegations included in the Derivative Litigation, and for the status of the Derivative Litigation.

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
     In December 2007, the Company’s Board of Directors formed the Special Litigation Committee in response to the consolidated complaint filed in the Derivative Litigation and in response to the SEC’s informal investigation of the Company and the related SEC request for voluntary production of documents. The Special Litigation Committee consists of five independent Board members: Robin S. Chandra (Chair), Clifton T. Weatherford, George H. Krauss, Bill L. Fairfield and Bernard W. Reznicek. The Special Litigation Committee, which retained the law firm of Covington & Burling LLP, has conducted an investigation of the matters that are the subject of the Derivative Litigation and the SEC’s informal investigation described above, as well as other related matters. Based on its review, the Special Litigation Committee determined on July 16, 2008 that various related party transactions, expense reimbursements and corporate expenditures were excessive and, in response, approved a series of remedial actions. The remedial actions are set forth in Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     In March 2008, the Court granted the Special Litigation Committee’s request that the Derivative Litigation be stayed until June 30, 2008; this stay was subsequently extended by agreement of the parties until August 15, 2008. The Special Litigation Committee conducted settlement discussions on behalf of the Company with all relevant parties, including the current and former directors of the Company named in the suit, Mr. Gupta, Cardinal, Dolphin, and Robert Bartow. On August 20, 2008, the Company’s Board of Directors entered into a settlement agreement with Mr. Gupta and the other parties to the Derivative Litigation. In connection with this settlement agreement, Mr. Gupta has resigned as the Company’s Chief Executive Officer effective August 20, 2008, and has entered into a severance agreement with the Company. Mr. Gupta remains, however, a member of the Company’s Board of Directors. A number of remedial measures are being developed in conjunction with the settlement agreement and, as such, remain to be finalized. Other remedial measures have already been adopted by the Special Litigation Committee, and implementation as to some of them has already begun.
     We are subject to legal claims and assertions in the ordinary course of business. Although the outcomes of any other lawsuits and claims are uncertain, we do not believe that, individually or in the aggregate, any such lawsuits or claims will have a material effect on our business, financial conditions, results of operations or liquidity.

ITEM 6.	EXHIBITS

Exhibit
No.		Description

2.1	—	Agreement and Plan of Merger, dated as June 28, 2007, by and among infoUSA Inc., Knickerbocker Acquisition Corp. and Guideline, Inc., incorporated herein by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed July 5, 2007.

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.2	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.3	—	Certificate of Ownership and Merger effecting the name change to infoGROUP Inc., incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed June 4, 2008

3.4	—	Bylaws, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, filed August 8, 2008.

4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.		Description

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

infoGROUP Inc.
Date: August 20, 2008	/s/ Stormy L. Dean
Stormy L. Dean Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.		Description

2.1	—	Agreement and Plan of Merger, dated as June 28, 2007, by and among infoUSA Inc., Knickerbocker Acquisition Corp. and Guideline, Inc., incorporated herein by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed July 5, 2007.

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.2	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.3	—	Certificate of Ownership and Merger effecting the name change to infoGROUP Inc., incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed June 4, 2008

3.4	—	Bylaws, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, filed August 8, 2008.

4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith