Form 10-Q
period 2008-09-30
infoGROUP Inc.
filed 2008-11-10
CIK 879437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
56,922,001 shares of Common Stock, $0.0025 par value per share, outstanding at November 3, 2008

infoGROUP Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
infoGROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$8,908	$9,924
Marketable securities	2,684	2,285
Trade accounts receivable, net of allowances of $1,506 and $2,397, respectively	57,754	78,573
List brokerage trade accounts receivable, net of allowances of $508 and $70, respectively	92,042	68,369
Unbilled services	32,155	25,114
Deferred income taxes	9,708	4,041
Income taxes receivable	4,734	—
Prepaid expenses	11,438	9,425
Assets held for sale	2,978	—
Deferred marketing costs	1,976	2,234

Total current assets	224,377	199,965

Property and equipment, net	68,458	67,950
Goodwill	420,136	415,075
Intangible assets, net	116,842	118,205
Other assets	5,952	11,446

	$835,765	$812,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,022	$4,944
Accounts payable	32,631	23,312
List brokerage trade accounts payable	77,867	63,807
Accrued payroll expenses	41,936	39,507
Accrued expenses	29,270	22,158
Income taxes payable	—	3,288
Deferred revenue	59,060	71,922

Total current liabilities	243,786	228,938

Long-term debt, net of current portion	309,794	278,283
Deferred income taxes	26,632	31,046
Other liabilities	6,880	5,848
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 56,887,378 shares issued and outstanding at September 30, 2008 and 56,505,668 shares issued and outstanding at December 31, 2007	142	141
Paid-in capital	146,370	137,106
Retained earnings	112,485	129,908
Note receivable — shareholder	(9,000)	—
Accumulated other comprehensive income (loss)	(1,324)	1,371

Total stockholders’ equity	248,673	268,526

	$835,765	$812,641

The accompanying notes are an integral part of the consolidated financial statements.

infoGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2008	2007	2008	2007
	(UNAUDITED)		(UNAUDITED)
Net sales	$181,879	$184,972	$560,214	$502,929
Costs and expenses:
Cost of goods and services	77,567	71,553	237,115	198,733
Selling, general and administrative	102,769	71,357	275,655	212,952
Depreciation and amortization of operating assets	6,059	5,696	17,967	15,613
Amortization of intangible assets	4,367	4,957	13,207	13,354

Total operating costs and expenses	190,762	153,563	543,944	440,652

Operating income (loss)	(8,883)	31,409	16,270	62,277
Other expense, net:
Investment income	134	606	1,758	660
Other income (expense)	325	315	495	(36)
Interest expense	(4,318)	(5,591)	(13,623)	(15,807)

Other expense, net	(3,859)	(4,670)	(11,370)	(15,183)

Income (loss) before income taxes	(12,742)	26,739	4,900	47,094
Income taxes	(4,171)	9,708	2,533	17,386

Net income (loss)	$(8,571)	$17,031	$2,367	$29,708

Basic earnings (loss) per share:
Basic earnings (loss) per share	$(0.15)	$0.31	$0.04	$0.53

Basic weighted average shares outstanding	57,054	55,837	56,698	55,605

Diluted earnings (loss) per share:
Diluted earnings (loss) per share	$(0.15)	$0.30	$0.04	$0.53

Diluted weighted average shares outstanding	57,054	56,017	56,700	55,826

The accompanying notes are an integral part of the consolidated financial statements.

infoGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	NINE MONTHS ENDED
	September 30,
	2008	2007
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,367	$29,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	17,967	15,613
Amortization of intangible assets	13,207	13,354
Amortization of deferred financing fees	686	459
Deferred income taxes	(5,130)	(10,641)
Non-cash stock compensation expense	372	603
Non-cash 401(k) contribution in common stock	2,171	2,122
(Gain) loss on sale of assets and marketable securities	(1,490)	553
Non-cash other charges	—	365
Asset impairment charges	2,280	—
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	12,583	17,319
List brokerage trade accounts receivable	12,482	3,131
Prepaid expenses and other assets	(2,257)	(4,472)
Deferred marketing costs	258	1,215
Accounts payable	9,354	(1,210)
List brokerage trade accounts payable	(18,465)	(8,191)
Income taxes receivable and payable, net	(10,400)	3,832
Accrued expenses and other liabilities	8,696	9,522
Deferred revenue	(12,490)	(18,265)

Net cash provided by operating activities	32,191	55,017

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	1,813	1,816
Purchases of marketable securities	(3,255)	(54)
Proceeds from sale of property and equipment	4,651	—
Purchases of property and equipment	(18,619)	(13,532)
Acquisitions of businesses, net of cash acquired	(18,901)	(54,073)
Software development costs	(6,355)	(3,823)

Net cash used in investing activities	(40,666)	(69,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(50,540)	(143,342)
Proceeds from long-term debt	79,300	181,678
Deferred financing costs paid	(1,283)	(1,171)
Dividends paid	(19,793)	(19,425)
Proceeds from derivative financial instruments	—	704
Tax benefit related to employee stock options	10	16
Proceeds from exercise of stock options	170	149

Net cash provided by financing activities	7,864	18,609

Effect of exchange rate fluctuations on cash	(405)	(136)

Net increase (decrease) in cash and cash equivalents	(1,016)	3,824
Cash and cash equivalents, beginning	9,924	4,433

Cash and cash equivalents, ending	$8,908	$8,257

Supplemental cash flow information:
Interest paid	$12,718	$14,163

Income taxes paid	$16,980	$17,130

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
2. EARNINGS (LOSS) PER SHARE INFORMATION
     The following table shows the amounts used in computing earnings (loss) per share and the effect on the weighted average number of shares of dilutive common stock.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In thousands)
	2008	2007	2008	2007
Weighted average number of shares used in basic earnings (loss) per share	57,054	55,837	56,698	55,605
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	—	180	2	221

Weighted average number of shares outstanding used in diluted earnings (loss) per share	57,054	56,017	56,700	55,826

3. SEGMENT INFORMATION
     The Company reports results in three segments: the Data Group, the Services Group and the Marketing Research Group. The Company reports administrative functions in Corporate Activities.
     The Data Group consists of infoUSA National Accounts, OneSource, Database License, and the infoUSA Group. The Data Group also includes the compilation and verification costs of our proprietary databases, and corporate technology.
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
     Goodwill for the Data Group remained relatively flat, with a decrease to $256.1 million at September 30, 2008 from $256.5 million at December 31, 2007. The decrease in goodwill for the Data Group was the result of a purchase entry adjustment to correct deferred income taxes related to the acquisition of OneSource. Goodwill for the Services Group increased to $70.4 million at September 30, 2008 from $63.5 million at December 31, 2007. The increase in goodwill for the Services Group is due to the addition of the acquisition of Direct Media, Inc. in January 2008. Goodwill for the Marketing Research Group decreased to $93.7 million at September 30, 2008 from $95.0 million at December 31, 2007. The decrease in goodwill for the Marketing Research Group is due to subsequent purchase accounting adjustments for the Guideline, Inc. and Opinion Research Corporation acquisitions made as a result of receiving new information about items that existed as of the acquisition date.
     The following table summarizes segment information, which excludes total assets since we do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment:

	For the Three Months Ended September 30, 2008
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)
Net sales	$74,839	$41,503	$65,537	$—	$181,879
Operating income (loss)	14,660	7,896	4,869	(36,308)	(8,883)
Investment income	—	—	—	134	134
Interest expense	—	—	—	(4,318)	(4,318)
Other income	—	—	—	325	325
Income (loss) before income taxes	14,660	7,896	4,869	(40,167)	(12,742)
Goodwill	256,074	70,391	93,671	—	420,136

	For the Three Months Ended September 30, 2007
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)
Net sales	$92,674	$36,018	$56,280	$—	$184,972
Operating income (loss)	31,375	9,993	2,272	(12,231)	31,409
Investment income	—	—	—	606	606
Interest expense	—	—	—	(5,591)	(5,591)
Other income	—	—	—	315	315
Income (loss) before income taxes	31,375	9,993	2,272	(16,901)	26,739
Goodwill	255,797	63,945	98,323	—	418,065

	For the Nine Months Ended September 30, 2008
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)
Net sales	$237,854	$121,380	$200,980	$—	$560,214
Operating income (loss)	51,519	21,368	10,014	(66,631)	16,270
Investment income	—	—	—	1,758	1,758
Interest expense	—	—	—	(13,623)	(13,623)
Other income	—	—	—	495	495
Income (loss) before income taxes	51,519	21,368	10,014	(78,001)	4,900
Goodwill	256,074	70,391	93,671	—	420,136

	For the Nine Months Ended September 30, 2007
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)
Net sales	$248,941	$99,544	$154,444	$—	$502,929
Operating income (loss)	63,439	23,804	6,528	(31,494)	62,277
Investment income	—	—	—	660	660
Interest expense	—	—	—	(15,807)	(15,807)
Other expense	—	—	—	(36)	(36)
Income (loss) before income taxes	63,439	23,804	6,528	(46,677)	47,094
Goodwill	255,797	63,945	98,323	—	418,065

4. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss), including the components of other comprehensive income (loss), are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income (loss)	$(8,571)	$17,031	$2,367	$29,708
Other comprehensive income (loss):
Unrealized gain (loss) from investments:
Unrealized gains (losses)	(386)	1,778	(2,409)	1,294
Related tax benefit (expense)	139	(640)	867	(466)

Net	(247)	1,138	(1,542)	828

Foreign currency translation adjustments:
Unrealized gains (losses)	(2,144)	(234)	(1,802)	(224)
Related tax benefit	772	84	649	80

Net	(1,372)	(150)	(1,153)	(144)

Unrealized gain from pension plan:
Unrealized gains	14	22	41	64
Related tax expense	(5)	(8)	(15)	(23)

Net	9	14	26	41

Unrealized gain (loss) from derivative financial instruments:
Unrealized gains (losses)	(14)	(20)	(41)	1,013
Related tax benefit (expense)	5	7	15	(365)

Net	(9)	(13)	(26)	648

Total other comprehensive income (loss)	(1,619)	989	(2,695)	1,373

Comprehensive income (loss)	$(10,190)	$18,020	$(328)	$31,081

     The components of accumulated other comprehensive income (loss) are as follows:

		Foreign	Unrealized		Accumulated
	Unrealized	Currency	Gains	Derivative	Other
	Losses from	Translation	From	Financial	Comprehensive
	Pension Plan	Adjustments	Investments	Instruments	Income (Loss)
	(In thousands)
Balance at September 30, 2008	$(678)	$(683)	$(343)	$380	$(1,324)

Balance at December 31, 2007	$(704)	$470	$1,199	$406	$1,371

5. ACQUISITIONS
     Effective January 1, 2008, the Company acquired Direct Media, Inc., a list brokerage and list management company. The total purchase price was $17.6 million, excluding cash acquired of $4.9 million, and including acquisition-related costs of $0.6 million. The purchase price for the acquisition has been preliminarily allocated to current assets of $36.7 million, property and equipment of $1.4 million, other assets of $3.2 million, current liabilities of $35.4 million, other liabilities of $1.1 million, and goodwill and other identified intangibles of $12.8 million. Goodwill and other identified intangibles include: customer relationships of $2.5 million (life of 11 years), non-compete agreements of $2.3 million (life between 1 to 7 years), trade names of $1.1 million (life of 8 years), and goodwill of $6.9 million, which includes $0.6 million of acquisition costs, none of which will be deductible for income tax purposes.
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
     On August 20, 2007, the Company acquired Guideline, Inc., a provider of custom business and market research and analysis. The total purchase price was $39.1 million, excluding cash acquired of $0.8 million, and including acquisition-related costs of $1.6 million. The purchase price for the acquisition has been allocated to current assets of $12.4 million, property and equipment of $1.4 million, other assets of $0.9 million, current liabilities of $14.4 million, other liabilities of $3.7 million, and goodwill and other identified intangibles of $42.5 million. Goodwill and other identified intangibles include: customer relationships of $12.0 million (life of 10 years), trade names of $4.3 million (life of 12 years), non-compete agreements of $0.4 million (life of 1.5 to 7 years), and goodwill of $25.8 million, which includes $1.6 million of acquisition costs, none of which will be deductible for income tax purposes.
     On July 27, 2007, the Company acquired NWC Research, an Asia Pacific research company based in Australia. The total purchase price was $7.8 million, excluding cash acquired of $0.1 million, and including acquisition-related costs of $0.2 million. The purchase price for the acquisition has been allocated to current assets of $2.3 million, property and equipment of $0.6 million, current liabilities of $1.5 million, and goodwill and other identified intangibles of $6.4 million. Goodwill and other identified intangibles include: customer relationships of $2.7 million (life of 11 years), non-compete agreements of $0.2 million (life of 7 years), and goodwill of $3.5 million, which includes $0.2 million of acquisition costs, none of which will be deductible for income tax purposes.
     On June 22, 2007, the Company acquired expresscopy.com, a provider of printing and mailing services that specializes in short-run customized direct mail pieces. The total purchase price was $8.0 million, excluding cash acquired of $0.1 million, and including acquisition-related costs of $0.2 million. The purchase price for the acquisition has been allocated to current assets of $0.6 million, property and equipment of $3.8 million, developed technology of $0.9 million, current liabilities of $1.9 million, other liabilities of $2.9 million, and goodwill and other identified intangibles of $7.5 million. Goodwill and other identified intangibles include: customer relationships of $1.5 million (life of 5 years), trade names of $0.6 million (life of 12 years), a non-compete agreement of $0.3 million (life of 12 years), and goodwill of $5.1 million, which includes $0.2 million of acquisition costs, which will all be deductible for income tax purposes.
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
     Assuming the acquisitions described above made during 2007 and 2008 had been acquired on January 1, 2007 and included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income (loss) and earnings (loss) per share would have been as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
	(unaudited)
Net sales	$181,879	$201,786	$560,214	$575,403
Net income (loss)	$(8,571)	$18,185	$2,367	$30,813
Basic earnings (loss) per share	$(0.15)	$0.33	$0.04	$0.55
Diluted earnings (loss) per share	$(0.15)	$0.32	$0.04	$0.55

6. SHARE-BASED PAYMENT ARRANGEMENTS
     Stock options have been issued under the 1997 Stock Option Plan. The shareholders of the Company also approved the 2007 Omnibus Incentive Plan in June 2007. The Company has issued 50,000 options under the 2007 Omnibus Incentive Plan as of September 30, 2008. These options, which were issued in June 2008, have an exercise price of $6.00 (which was 118% of the fair market price), vest over a four-year period at 25% per year, and expire in June 2018, ten years from the grant date. Historically, option grants have included those that vest over an eight-year period, expire ten years from date of grant and are granted at 125% of the stock’s fair market value on the date of grant. The Company has also granted options that have exercise prices at the stock’s fair market value on the date of grant, vest over a four-year period at 25% per year, and expire five years from the date of grant. In October 2008, the shareholders of the Company approved the Amended and Restated 2007 Omnibus Incentive Plan to clarify the number of shares of the Company’s common stock available to be granted pursuant to the 2007 Omnibus Incentive Plan.
     Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. The compensation expense for the quarter ended September 30, 2008 on income before income taxes and net income was $0.1 million, and there was no impact on basic and diluted earnings (loss) per share for the same period. The impact to the nine months ended September 30, 2008 on income before taxes and net income was $0.4 million, and $0.2 million, respectively, and there was no impact on basic and diluted earnings (loss) per share for the same period.
     The Company granted 50,000 options during the nine-month period ended September 30, 2008, and no options during the nine-month period ended September 30, 2007.
     The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	Nine-Months Ended September 30,
	2008	2007
Risk-free interest rate	3.22%	*
Expected dividend yield	6.86%	*
Expected volatility	40.69%	*
Expected term (in years)	4.0	*

*	Not applicable as there were no grants for the nine-months ended September 30, 2007.
The risk-free interest rate assumptions were based on an average of the 3-year and 5-year U.S Treasury note yields at the date of grant. The expected volatility was based on historical daily price changes of the Company’s common stock since June 2004. The expected term was based on the historical exercise behavior and the weighted average of the vesting period and the contractual term.
     The following table summarizes stock option plan activity for the nine months ended September 30, 2008:

	Weighted		Weighted
	Average	Weighted	Average	Aggregate Intrinsic
	Number of	Average	Remaining	Value at June 30,
	Options	Exercise	Contractual	2008
	Shares	Price	Term (Year)	(In thousands)
Outstanding beginning of period	683,818	$11.37
Granted	50,000	6.00
Exercised	(31,564)	5.37
Expired	(132,254)	7.65

Outstanding end of period	570,000	12.09	6.70	$31

Options exercisable at end of period	158,999	12.71	6.40	$—

     The total intrinsic value of share options exercised during the nine months ended September 30, 2008 and 2007 was $29 thousand and $800 thousand, respectively. As of September 30, 2008, the total unrecognized compensation cost related to nonvested stock option awards was approximately $0.8 million, which is expected to be recognized over a remaining weighted average period of 1.55 years. As of September 30, 2008, 4.5 million shares were available for additional option grants.

7. RESTRUCTURING CHARGES
     During the three months ended September 30, 2008, the Company recorded restructuring charges of $2.7 million, which are included within selling, general and administrative expenses on the consolidated statement of operations. This included $0.8 million for a reduction in workforce of approximately 47 employees, as a part of the Company’s continuing strategy to reduce costs and focus on core operations, and $1.9 million in facility closure costs. During the nine months ended September 30, 2008, the Company recorded restructuring charges of $5.6 million. This included $3.7 million in costs related to workforce reductions of approximately 181 employees, which included $1.7 million related to the elimination of several management positions for Guideline, Inc., and $1.9 million in facility closure costs.
     During the three months ended September 30, 2007, the Company recorded restructuring charges of $3.7 million. These costs related to workforce reductions as a part of the Company’s continuing strategy to reduce costs and focus on core operations of $1.4 million and the restructuring of infoUSA National Accounts Division of $2.3 million. During the third quarter of 2007, the total workforce reduction charges included involuntary employee separation costs for approximately 168 employees. During the nine months ended September 30, 2007, the Company recorded restructuring costs totaling $8.9 million. These costs related to employee separation costs for total workforce reductions for approximately 300 employees, and included the costs associated with the restructuring of the infoUSA National Accounts Division of $5.5 million, and the Hill-Donnelly Division of $0.4 million. The remaining costs of $3.0 million are associated with the Company’s continuing strategy to reduce costs for the nine months ended September 30, 2007.
     The following table summarizes activity related to the restructuring charges recorded by the Company for the nine months ended September 30, 2008, including both the restructuring accrual balances, and those costs expensed and paid within the same period:

			Amounts
	Beginning	Amounts	From	Amounts	Ending
	Accrual	Expensed	Acquisitions	Paid	Accrual
	(In thousands)
Data Group:
Employee separation costs	$2,194	$753	$—	$2,633	$314

Other associated costs	$26	$—	$—	$26	$—

Contract termination costs	$—	$414	$—	$247	$167

Services Group:
Employee separation costs	$505	$568	$—	$763	$310

Contract termination costs	$—	$1,440	$—	$554	$886

Research Group:
Employee separation costs	$566	$1,775	$—	$1,118	$1,223

Contract termination costs	$2,588	$—	$(1,524)	$1,064	$—

Corporate Activities:
Employee separation costs	$178	$607	$—	$344	$441

8. GOODWILL AND INTANGIBLE ASSETS
     Goodwill and intangible assets consist of the following:

	September 30, 2008			December 31, 2007
	(In thousands)
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Goodwill	$420,136	$—	$420,136	$415,075	$—	$415,075

Other intangible assets:
Non-compete agreements	17,105	14,109	2,996	14,775	13,600	1,175
Core technology	16,121	13,456	2,665	16,004	11,716	4,288
Customer base	99,994	33,744	66,250	97,143	25,173	71,970
Trade names	39,112	15,677	23,435	38,042	13,390	24,652
Purchased data processing software	73,478	73,478	—	73,478	73,478	—
Acquired database costs	87,971	87,971	—	87,971	87,971	—
Perpetual software license agreements	8,000	8,000	—	8,000	8,000	—
Software and database development costs	31,402	13,493	17,909	22,751	9,622	13,129
Deferred financing costs	14,488	10,901	3,587	13,203	10,212	2,991

Total intangibles	$807,807	$270,829	$536,978	$786,442	$253,162	$533,280

     The weighted average remaining amortization periods for the other intangible assets as of September 30, 2008 were: non-compete agreements (2.69 years), core-technology (1.10 years), customer base (3.84 years), trade names (5.35 years), software and database development costs (1.54 years) and deferred financing costs (2.21 years). The weighted average remaining amortization period as of September 30, 2008 for all other intangible assets in total was 3.65 years.
     During the three months ended September 30, 2008, the Company recorded an impairment of $0.9 million to software development costs for development of an asset that is no longer being pursued. During the three months and nine months ended September 30, 2008, the Company recorded an impairment of $0.3 million and $0.6 million, respectively, to goodwill for acquisition costs for acquisitions that are not longer being pursued.
9. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Property and equipment	$209,441	$196,042
Less accumulated depreciation	140,983	128,092

	$68,458	$67,950

     During the three months and nine months ended September 30, 2008, the Company recorded an impairment of $0.4 million to property and equipment for costs previously capitalized for development of land that is now in the process of being sold.
10. ASSETS HELD FOR SALE
     Included in assets held for sale are assets totaling $3.0 million at September 30, 2008. These are measured at the lower of their carrying value or fair market value less costs to sell the assets. The Company is in the process of selling these assets and anticipates that the assets will be sold within the next twelve months. During the three months ended September 30, 2008, the Company recorded a loss of $0.3 million related to the reclassification of these assets held for sale. Assets held for sale consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Property and equipment	$2,472	$—
Other assets	506	—

	$2,978	$—

11. CONTINGENCIES
     In February 2006, Cardinal Value Equity Partners, L.P. (“Cardinal”) filed a derivative lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County (the “Court”), against certain current and former directors of the Company, and the Company, asserting claims for breach of fiduciary duty. In October 2006, Dolphin Limited Partnership I, L.P., Dolphin Financial Partners, L.L.C. and Robert Bartow (collectively with Cardinal, the “Plaintiffs”) filed a derivative lawsuit in the Court against certain current and former directors of the Company, and the Company as a nominal defendant, claiming breach of fiduciary duty and misuse of corporate assets. In January 2007, the Court granted the defendants’ motion to consolidate the actions (as consolidated, the “Derivative Litigation”).
     In November 2007, the Company received a request from the Denver Regional Office of the Securities and Exchange Commission (“SEC”) asking the Company to produce voluntarily certain documents as part of an informal SEC investigation. The requested documents relate to the allegations made in the Derivative Litigation, as well as related party transactions, expense reimbursement, other corporate expenditures, and certain trading in the Company’s securities. The Special Litigation Committee, the formation and activities of which are described in more detail below, has reported the results of its investigation to the SEC, and the Company intends to continue to cooperate fully with the SEC’s requests. In late October 2008, the Company was advised that the SEC had issued a formal order of investigation. Pursuant to the formal order, the SEC has issued several subpoenas to the Company and certain of its current and former directors and employees. Because the investigation is ongoing, the Company cannot predict the outcome of the investigation or its impact on the Company’s business.
     In December 2007, the Company’s Board of Directors formed a Special Litigation Committee (the “SLC”) in response to the Derivative Litigation and the SEC’s informal investigation and request for voluntary production of documents. The SLC, which consisted of five independent Board members, conducted an investigation of the issues in the Derivative Litigation and the SEC’s informal investigation, as well as other related matters. Based on its review, the SLC determined, on July 16, 2008, that various related party transactions, expense reimbursements and corporate expenditures were excessive and, in response, approved a series of remedial actions. The remedial actions are set forth in Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The SLC conducted settlement discussions on behalf of the Company with all relevant parties, including the current and former directors of the Company named in the suit, Vinod Gupta and the Plaintiffs. On August 20, 2008, all relevant parties entered into a Stipulation of Settlement, the material terms of which are set forth in the Company’s Current Report on Form 8-K/A filed on August 22, 2008. A number of remedial measures were adopted in conjunction with the Stipulation of Settlement and implementation of these measures has begun.
     Under the terms of the Stipulation of Settlement, Vinod Gupta resigned as Chief Executive Officer of the Company on August 20, 2008. Mr. Gupta and the Company entered into a Separation Agreement and General Release dated August 20, 2008 (the “Separation Agreement”), under which Mr. Gupta granted a full release of the Company and received the right to severance payments totaling $10.0 million (contingent on Mr. Gupta adhering to certain requirements in the Separation Agreement). The first severance payment in the amount of $5.0 million, which was due within sixty days of execution of the Separation Agreement, was paid by the Company to Mr. Gupta on October 17, 2008.
     Pursuant to the Stipulation of Settlement, Mr. Gupta has agreed to pay the Company $9.0 million incrementally over four years. This receivable was recorded within equity as a note receivable from shareholder on the consolidated balance sheet. The corresponding contribution was reduced by $2.5 million for federal and state income taxes and was recorded within paid-in capital on the consolidated balance sheet. Mr. Gupta’s first payment to the Company, in the amount of $2.2 million, is expected to be paid not later than sixty (60) days after the entry of judgment by the Court on the settlement.

     On November 7, 2008, the Court entered an Order and Final Judgment approving all the terms of the Stipulation of Settlement and dismissing the Derivative Litigation with prejudice. The Court’s order also awarded Plaintiffs’ counsel fees of $7 million and expenses in the amount of $210,710, all payable by the Company.
     The Company is subject to legal claims and assertions in the ordinary course of business. Although the outcomes of any other lawsuits and claims are uncertain, the Company does not believe that, individually or in the aggregate, any such lawsuits or claims will have a material effect on its business, financial conditions, results of operations or liquidity.
12. RELATED PARTY TRANSACTIONS
     The Company has retained the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. to provide certain legal services. Elliot Kaplan, a director of the Company, is a named partner and former Chairman of the Executive Board of Robins, Kaplan, Miller & Ciresi L.L.P. The Company paid a total of $68 thousand and $696 thousand to this law firm during the three months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 and 2007, the Company paid a total of $190 thousand and $962 thousand to this law firm, respectively.
     The Company made no rent or association dues payments during the three months ended September 30, 2008 for a condominium owned by Jess Gupta, and previously used by the Company. The Company paid $12 thousand for rent, and $3 thousand for association dues, during the three months ended September 30, 2007. During the nine months ended September 30, 2008 and 2007, the Company paid a total of $24 thousand and $36 thousand for rent, respectively, and $6 thousand and $9 thousand for association dues, respectively, for use of this condominium. Jess Gupta is the son of Vinod Gupta, the Company’s former Chief Executive Officer.
     During 2008 and 2007, Everest Inc. (f/k/a Vinod Gupta & Company, f/k/a Annapurna Corporation) and Everest Investment Management LLC rented office space in a building owned by the Company. Everest Inc. and Everest Investment Management LLC are owned by Mr. Gupta and his three sons. The reimbursements received by the Company from Everest Inc. and Everest Investment Management LLC totaled $5 thousand during the three months ended September 30, 2008 and 2007. During the nine months ended September 30, 2008 and 2007, the reimbursements totaled $14 thousand. Additionally, the Company received reimbursements for use of office space from PK Ware, Inc., an entity of which George Haddix, a director of the Company, is a majority shareholder. Reimbursements received from Dr. Haddix were $2 thousand during the three months ended September 30, 2008 and 2007, and $6 thousand and $7 thousand during the nine months ended September 30, 2008 and 2007, respectively. The Company received $1 thousand for reimbursements for use of office space from John Staples, III, who is a director of the Company, during the three months ended September 30, 2008, and $3 thousand during the nine months ended September 30, 2008. The use of Company office space between the Company and each of Dr. Haddix and Mr. Staples were terminated in September 2008.
     The Company received reimbursements from Everest Inc. for shared personnel services of $4 thousand during the three months ended September 30, 2008, and $19 thousand during the nine months ended September 30, 2008. These shared services were terminated in August 2008. Additionally, the Company received other miscellaneous expense reimbursements from Everest Inc. of $7 thousand and $1 thousand during the three months ended September 30, 2008 and 2007, respectively, and $9 thousand and $1 thousand during the nine months ended September 30, 2008 and 2007, respectively.
13. DEBT
     At September 30, 2008, the term loan of the Senior Secured Credit Facility entered into on February 14, 2006 (as amended, the “2006 Credit Facility”) had a balance of $171.0 million, bearing an average interest rate of 5.77%. The revolving line of credit had a balance of $98.0 million, bearing an interest rate of 5.11%, and $77.0 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility.
     In light of the Special Litigation Committee’s investigation described in Note 11 in the Notes to Consolidated Financial Statements, the Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and the Form 10-Q for the quarter ended March 31, 2008 (the “First Quarter 2008 Form 10-Q”) by the SEC’s filing deadline. Failure to timely file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q and provide annual and quarterly financial statements to the lenders to the 2006 Credit Facility would have constituted a default under the 2006 Credit Facility. Therefore, on March 26, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Third Amendment (the “Third Amendment”) to the 2006 Credit Facility which, among other things: (1) extended the deadlines by which the Company must file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q and provide certain annual and quarterly financial statements to the lenders; (2) waived any other defaults arising from these filing delays; and (3) modified the covenant related to operating leases. On June 27, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Fourth Amendment (the “Fourth Amendment”) to the 2006 Credit Facility (as amended by the Third Amendment and the Fourth Amendment, the “Amended 2006 Credit Facility”), which extended the deadlines for filing with the SEC the 2007 Form 10-K and the First Quarter 2008 Form 10-Q to August 15, 2008, and the Form 10-Q for the quarter ended June 30, 2008 (the “Second Quarter 2008 Form 10-Q”) to August 29, 2008. As a result of the amendments, the Company was in compliance with all restrictive covenants of the 2006 Credit Facility as of September 30, 2008. The Company filed the 2007 Form 10-K and the First Quarter 2008 Form 10-Q with the SEC on August 8, 2008, and the Second Quarter 2008 Form 10-Q on August 21, 2008.
14. SUBSEQUENT EVENTS
     On October 3, 2008, the Company sold its yacht, which was recorded within assets held for sale at September 30, 2008. The sale price of the yacht was $1.5 million. The Company had recorded a loss of $0.1 million during the third quarter of 2008 related to the proposed sale.
     On November 7, 2008, the Court in the Derivative Litigation awarded payment of attorneys’ fees in the amount of $7.0 million and reimbursement of costs in the amount of $0.2 million to the plaintiffs. These amounts were recorded in the quarter ended September 30, 2008, within selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.
     As of November 6, 2008, the value of marketable securities has declined by approximately $1.0 million from the September 30, 2008 value, due to the decline in value of one security.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion and analysis contains forward-looking statements, including without limitation statements in the discussion of comparative results of operations, accounting standards and liquidity and capital resources, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, which are subject to the “safe harbor” created by those sections. In some cases these forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Our actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from our recent results or those projected in the forward-looking statements are described below under the heading “Risk Factors” in Item 1A of Part II of this Form 10-Q and in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We assume no obligation to update the forward-looking statements or such factors. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.
General
Overview
     On June 1, 2008, we changed our Company name from infoUSA Inc. to infoGROUP Inc. (the “Company” or “infoGROUP” or “we”). We are a Delaware corporation incorporated in 1972.
     We report results in three segments: the Data Group, the Services Group, and the Marketing Research Group.
     Our initiatives in the first nine months of 2008 included:
•	Announcing the acquisition of Direct Media, Inc., which closed effective January 1, 2008. Direct Media, Inc., which became part of the Services Group, is a provider of list brokerage, list management, analytics, database marketing and data processing services.

•	Expanding our international business and executive databases by adding content for China and Australia.

•	Expanding the presence of Yesmail, our e-mail technology company, and making advancements in technology and product development processes.

•	Continuing to invest in merchandising, advertising and branding. The advertising campaigns include e-mail, print, television, radio, direct mail, and search word advertising, as well as the use of white glove client services. Most notable advertisements included commercials that aired during the Super Bowl, on February 3, 2008, featuring Salesgenie.com.

•	Completing the compilation of infoUK.com’s UK Business Database, which provides contact names and addresses of businesses in the United Kingdom. We are selling information in this database to small and large customers in the form of customized list products, online access, subscription services, and license agreements to value-added resellers.

•	Significant steps were made towards improving corporate governance and internal controls over financial reporting as noted in Item 4, “Controls and Procedures.”
Sales & Marketing Strategy
     We employ several media options to grow and increase our market share, including direct mail, print, outbound telemarketing, search marketing, online advertising, event sponsorships, and television, radio and e-mail marketing. In the first nine months of 2008, we continued these traditional forms of advertising, as well as national and local radio and television campaigns to further build our brand name and drive revenue for our online subscription product, Salesgenie.com. We continue to advertise to promote our valuable brand, including television advertisements in the first nine months of 2008 that aired during the Super Bowl, and other high profile sporting and news coverage events.

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
Growth Strategy
     Our growth strategy continues to have multiple components. Our primary growth strategy is to improve our organic growth. Key to this is our effort to replace revenue from declining traditional direct marketing products and services with our digital solutions initiatives including online Internet subscription services. Subscription services offer enhanced annual revenue per customer, assure greater multi-year revenue retention, and, most importantly, provide greater value to our customers by providing Internet access to our content and customer acquisition and retention software tools. Delivery of information via the Internet is the method preferred by our customers. We are investing in Internet technology to develop subscription-based new customer development services for businesses and sales people.
     We have grown through more than 36 strategic acquisitions in the last ten years. These acquisitions have enabled us to acquire the requisite critical mass to compete over the long term in the databases, direct marketing, e-mail marketing and market research industries. During 2007, we acquired Guideline, Inc., NWC Research and Northwest Research Group, which complement our existing market research services, and expresscopy.com, a provider of printing and mailing services that specializes in short-run customized direct mail pieces, allowing us to expand our existing data services. In 2007, we also acquired SECO Financial, a specialist in database marketing to the financial services industry. In 2008, we acquired Direct Media, Inc., which provides list brokerage, list management, analytics, database marketing and data processing services. We are currently focusing on organic growth and using any excess cash flow to pay down existing debt. However, in the future, we plan to consider strategic acquisitions that complement our existing businesses.
     We also are focusing on international growth opportunities. We are now upgrading our international business databases and expanding our own compilation efforts. In late 2005, we opened a database center in India. We have also partnered with content providers worldwide. Our comprehensive international database includes information on approximately 1.1 million large public and private non-U.S. companies in approximately 200 countries. There are over 10.4 million executives represented in our non-U.S. global database, which is constantly updated using several daily news sources to track changes such as executive turnover, mergers and acquisitions, and late-breaking company news. We are also putting emphasis on more comprehensive financial information and regulatory filings. Examples include SEC filings, annual reports, analyst and industry reports, and detailed corporate family structure. Additionally, we believe that the acquisition of Australia-based NWC Research in July 2007 will help us grow in the Asia-Pacific region.
     As we continue to enhance our international databases, we are aggressively pursuing high growth, emerging markets in the Asia-Pacific region, Western Europe, Australia, and South America. Using London as our OneSource international headquarters, we have sales offices in Hong Kong, New Delhi, Sydney and Singapore.
     In the third quarter of 2008, we completed the compilation of a business database in the United Kingdom. This database, created from a variety of publicly available sources, contains information on approximately 3.1 million UK businesses. We also conducted telephone surveys of businesses in the database to augment the file with a variety of proprietary information, including: trading address, name of the owner or manager, number of employees per location, web site address (URL), years established, and whether the business is a single location or part of a larger company. We have now begun to market and sell this database to small and large customers in the form of customized list products, online access, subscription services, and license agreements to value-added resellers.

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to acquisitions.
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net sales	100%	100%	100%	100%
Costs and expenses:
Cost of goods and services	43	39	42	40
Selling, general and administrative	57	38	50	42
Depreciation	3	3	3	3
Amortization	2	3	2	3

Total costs and expenses	105	83	97	88

Operating income (loss)	(5)	17	3	12
Other expense, net	(2)	(3)	(2)	(3)

Income (loss) before income taxes	(7)	14	1	9
Income taxes	(2)	5	1	3

Net income (loss)	(5)%	9%	—%	6%

OTHER DATA:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(dollars in thousands)
SALES BY SEGMENT:
Data Group	$74,839	$92,674	$237,854	$248,941
Services Group	41,503	36,018	121,380	99,544
Marketing Research Group	65,537	56,280	200,980	154,444

Total	$181,879	$184,972	$560,214	$502,929

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
Data Group	41%	50%	42%	49%
Services Group	23	20	22	20
Marketing Research Group	36	30	36	31

Total	100%	100%	100%	100%

Net sales
     Net sales for the quarter ended September 30, 2008 were $181.9 million, a decrease of 2% from $185.0 million for the same period in 2007. Net sales for the nine months ended September 30, 2008 were $560.2 million, an increase of 11% from $502.9 million for the same period in 2007.
     Net sales of the Data Group for the quarter ended September 30, 2008 were $74.8 million, a 19% decrease from $92.7 million for the same period in 2007. Net sales for the nine months ended September 30, 2008 were $237.9 million, a decrease of 4% from $248.9 million for the same period in 2007. The third quarter 2007 and nine months ended September 30, 2007 net sales of the Data Group included $9.9 million received from the final settlement in a lawsuit, which was originally commenced in December 2001, against Naviant, Inc. (now known as BERJ, LLP) in the District Court for Douglas County, Nebraska for breach of a database license agreement. Additionally, the third quarter of 2007 and nine months ended September 30, 2007 included revenue from a license agreement with First Data Resources, which was not renewed in 2008, of $3.6 million and $9.6 million, respectively. The remaining decrease for the quarter is principally due to a decline in demand for the traditional direct marketing products. These decreases were offset partly by an increase in the Data Group for nine months ended September 30, 2008 due to the acquisitions of expresscopy.com, acquired in June 2007, and SECO Financial, acquired in October 2007. The Data Group provides our proprietary databases and database marketing solutions, and principally engages in the selling of sales lead generation and consumer DVD products to small- to medium-sized companies, small office and home office businesses and individual consumers. Customers purchase our information as custom lists or on a subscription basis primarily through the Internet. Sales of subscription-based products require us to recognize revenues over the subscription period instead of at the time of sale. This segment also includes the licensing of our databases to value-added resellers.
     Net sales of the Services Group for the quarter ended September 30, 2008 were $41.5 million, a 15% increase from $36.0 million for the same period in 2007. Net sales of the Services Group for the nine months ended September 30, 2008 were $121.4 million, a 22% increase from $99.5 million for the same period in 2007. The majority of the increase in the Services Group is related to the acquisition in January 2008 of Direct Media, Inc., as well as growth in the Yesmail division as e-mail marketing is becoming a bigger part of corporate advertising. The Services Group provides e-mail marketing solutions, list brokerage and list management services and online interactive marketing services to large companies in the United States, Canada and globally.
     Net sales of the Marketing Research Group for the quarter ended September 30, 2008 were $65.5 million, a 16% increase from $56.3 million for the same period in 2007. Net sales of the Marketing Research Group for the nine months ended September 30, 2008 were $201.0 million, a 30% increase from $154.4 million for the same period in 2007. The majority of the increase in the Marketing Research Group is related to the acquisitions of NWC Research in July 2007, Guideline, Inc., in August 2007 and Northwest Research Group in October 2007, as well as an increase in the Macro International division due to an increase in international projects. The Marketing Research Group provides diversified market research, which consists of the Opinion Research division, Macro International, Guideline, Inc., NWC Research and Northwest Research Group.
Cost of goods and services
     Cost of goods and services for the quarter ended September 30, 2008 was $77.6 million, or 43% of net sales, compared to $71.6 million, or 39% of net sales for the same period in 2007. Cost of goods and services for the nine months ended September 30, 2008 was $237.1 million, or 42% of net sales, compared to $198.7 million, or 40% of net sales for the same period in 2007.
     Cost of goods and services of the Data Group for the quarter ended September 30, 2008 was $23.1 million, or 31% of net sales, compared to $22.7 million, or 24% of net sales for the same period in 2007. Cost of goods and services of the Data Group for the nine months ended September 30, 2008 was $68.4 million, or 29% of net sales, compared to $61.7 million, or 25% of net sales for the same period in 2007. The majority of the increase in the Data Group for the nine months ended September 30, 2008 is related to the costs associated with expresscopy.com, acquired in June 2007, which costs are higher as a percentage of net sales than the other divisions within the segment. Additionally, the increase in cost of goods and services as a percentage of net sales is due to the decrease in net sales for both the quarter ended September 30, 2008 and nine months ended September 30, 2008, as compared to 2007.
     Cost of goods and services of the Services Group for the quarter ended September 30, 2008 was $9.5 million, or 23% of net sales, compared to $8.2 million, or 23% of net sales for the same period in 2007. Cost of goods and services of the Services Group for the nine months ended September 30, 2008 was $28.5 million, or 23% of net sales, compared to $24.0 million, or 24% of net sales for the same period in 2007. The majority of the increase in the Services Group is related to an increase in costs associated with e-mail marketing due to the growth in the Yesmail division, which resulted in higher costs, while the percentage of net sales for that segment remained relatively level. Additionally, this increase included costs associated with Direct Media, Inc., which was acquired in January 2008.
     Cost of goods and services of the Marketing Research Group for the quarter ended September 30, 2008 was $43.7 million, or 67% of net sales, compared to $39.9 million, or 71% of net sales for the same period in 2007. Cost of goods and services of the Marketing Research Group for the nine months ended September 30, 2008 was $136.8 million, or 68% of net sales, compared to $110.4 million, or 72% of net sales for the same period in 2007. These costs include subcontract labor costs, direct sales and labor costs and direct programming costs associated with providing the research services performed by the Marketing Research Group. The majority of the increase in the Marketing Research Group is related to the costs associated with Guideline, Inc., NWC Research and Northwest Research Group, all acquired in the last six months of 2007. The decrease in cost of goods and services as a percentage of net sales is the result of an increased focus on higher profit projects and pricing.
     Cost of goods and services of Corporate Activities for the quarter ended September 30, 2008 was $1.3 million, compared to $0.8 million for the same period in 2007. Cost of goods and services of Corporate Activities for the nine months ended September 30, 2008 was $3.4 million, compared to $2.6 million for the same period in 2007. The majority of the increase in Corporate Activities is related to the transfer of certain personnel and support fees for accounting and finance functions from the Data Group. Total cost of goods and services for Corporate Activities includes costs related to services to support the Company’s network administration, help desk functions and system personnel and support fees for accounting and finance.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the quarter ended September 30, 2008 were $102.8 million, or 57% of net sales, compared to $71.4 million, or 38% of net sales for the same period in 2007. Selling, general and administrative expenses for the nine months ended September 30, 2008 were $275.7 million, or 50% of net sales, compared to $213.0 million, or 42% of net sales for the same period in 2007.
     Selling, general and administrative expenses of the Data Group for the quarter ended September 30, 2008 were $32.7 million, or 44% of net sales, compared to $34.6 million, or 37% of net sales for the same period in 2007. Selling, general and administrative expenses of the Data Group for the nine months ended September 30, 2008 were $105.2 million, or 44% of net sales, compared to $111.1 million, or 45% of net sales for the same period in 2007. The decrease in selling, general and administrative costs is related to the 2007 restructuring of infoUSA National Accounts that was completed as of December 31, 2007. See Note 7 in the Notes to Consolidated Financial Statements for further detail regarding the restructuring of infoUSA National Accounts. This decrease was offset by an increase in advertising spent on the Super Bowl in 2008 of $2.0 million.
     Selling, general and administrative expenses of the Services Group for the quarter ended September 30, 2008 were $21.9 million, or 53% of net sales, compared to $15.0 million, or 42% of net sales for the same period in 2007. Selling, general and administrative expenses of the Services Group for the nine months ended September 30, 2008 were $64.8 million, or 53% of net sales, compared to $45.4 million, or 46% of net sales for the same period in 2007. The majority of the increase in the Services Group is related to the increase in costs associated with e-mail marketing due to the growth in the Yesmail division, which resulted in higher costs, but a lower percentage of net sales for that segment, as well as costs associated with Direct Media, Inc., which was acquired in January 2008. Additionally, during the quarter ended September 30, 2008, the Company recorded $1.4 million in costs within the Services Group related to facility closures primarily for Direct Media, Inc.
     Selling, general and administrative expenses of the Marketing Research Group for the quarter ended September 30, 2008 were $13.7 million, or 21% of net sales, compared to $11.4 million, or 20% of net sales for the same period in 2007. Selling, general and administrative expenses of the Marketing Research Group for the nine months ended September 30, 2008 were $44.4 million, or 22% of net sales, compared to $29.9 million, or 19% of net sales for the same period in 2007. The majority of the increase in the Marketing Research Group is related to the costs associated with Guideline, Inc. (with respect to which selling, general and administrative expenses are higher as a cost of sales than with respect to the other Marketing Research Group divisions), NWC Research and Northwest Research Group, all acquired in the last six months of 2007.
     Selling, general and administrative expenses of Corporate Activities for the quarter ended September 30, 2008 were $34.5 million, compared to $10.4 million for the same period in 2007. Selling, general and administrative expenses of Corporate Activities for the nine months ended September 30, 2008 were $61.3 million, compared to $26.6 million for the same period in 2007. Corporate Activities includes selling, general and administrative costs that cannot be directly attributed to the revenue producing segments. The majority of the increase is for legal expenses and professional fees related to the Special Litigation Committee’s investigation related to the Derivative Litigation and the SEC’s informal investigation of $14.2 million, which includes $7.2 million awarded by the Court to be paid to the plaintiffs for attorneys’ fees and expenses. In addition, part of the increase was related to severance of $10.0 million to the former Chief Executive Officer in connection with the Stipulation of Settlement. For the nine months ended September 30, 2008, we have incurred $23.9 million in expenses related to the Derivative Litigation and the Special Litigation Committee’s investigation. See Note 11 in the Notes to Consolidated Financial Statements for further detail regarding the Derivative Litigation and the Special Litigation Committee investigation.
Depreciation expense
     Depreciation expense for the quarter ended September 30, 2008 totaled $6.1 million, or 3% of net sales, compared to $5.7 million, or 3% of net sales for the same period in 2007. Depreciation expense for the nine months ended September 30, 2008 totaled $18.0 million, or 3% of net sales, compared to $15.6 million, or 3% of net sales for the same period in 2007.
     Depreciation expense of the Data Group for the quarter ended September 30, 2008 was $3.1 million, or 4% of net sales, compared to $2.4 million, or 3% of net sales for the same period in 2007. Depreciation expense of the Data Group for the nine months ended September 30, 2008 was $8.9 million, or 4% of net sales, compared to $7.1 million, or 3% of net sales for the same period in 2007. The increase in depreciation expense is primarily attributed to recent purchases of equipment to support the subscription business.
     Depreciation expense of the Services Group for the quarter ended September 30, 2008 was $1.1 million, or 3% of net sales, compared to $1.2 million, or 3% of net sales for the same period in 2007. Depreciation expense of the Services Group for the nine months ended September 30, 2008 was $3.4 million, or 3% of net sales, compared to $3.3 million, or 3% of net sales for the same period in 2007.
     Depreciation expense of the Marketing Research Group for the quarter ended September 30, 2008 was $1.3 million, or 2% of net sales, compared to $1.1 million, or 2% of net sales for the same period in 2007. Depreciation expense of the Marketing Research Group for the nine months ended September 30, 2008 was $3.8 million, or 2% of net sales, compared to $2.9 million, or 2% of net sales for the same period in 2007. Additional depreciation expense was recorded for the fixed assets from the acquisitions of Guideline, Inc., NWC Research and Northwest Research Group.
     Depreciation expense of Corporate Activities for the quarter ended September 30, 2008 was $0.6 million, compared to $1.0 million for the same period in 2007. Depreciation expense of Corporate Activities for the nine months ended September 30, 2008 was $1.9 million, compared to $2.3 million for the same period in 2007. The decrease in depreciation expense is primarily attributed to certain equipment that supports the administration department becoming fully depreciated.
Amortization expense
     Amortization expense for the quarter ended September 30, 2008 totaled $4.4 million, or 2% of net sales, compared to $5.0 million, or 3% of net sales for the same period in 2007. Amortization expense for the nine months ended September 30, 2008 totaled $13.2 million, or 2% of net sales, compared to $13.4 million, or 3% of net sales for the same period in 2007.
     Amortization expense of the Data Group for the quarter ended September 30, 2008 was $1.3 million, or 2% of net sales, compared to $1.9 million, or 2% of net sales for the same period in 2007. Amortization expense of the Data Group for the nine months ended September 30, 2008 was $4.0 million, or 2% of net sales, compared to $5.6 million, or 2% of net sales for the same period in 2007. The decrease in amortization expense for the Data Group is due to certain identifiable intangible assets from the OneSource and ProCD acquisitions becoming fully amortized.
     Amortization expense of the Services Group for the quarter ended September 30, 2008 was $1.1 million, or 3% of net sales, compared to $1.5 million, or 4% of net sales for the same period in 2007. Amortization expense of the Services Group for the nine months ended September 30, 2008 was $3.3 million, or 3% of net sales, compared to $3.1 million, or 3% of net sales for the same period in 2007. The decrease in amortization expense for the Services Group for the quarter ended September 30, 2008 is due to the write-off of the value of the trade name for Morkrynskidirect during the quarter ended September 30, 2007. The increase in amortization expense for the Services Group for the nine months ended September 30, 2008 is due to the additional amortization expense for the identifiable intangible assets for Direct Media, Inc.
     Amortization expense of the Marketing Research Group for the quarter ended September 30, 2008 was $2.0 million, or 3% of net sales, compared to $1.6 million, or 3% of net sales for the same period in 2007. Amortization expense of the Marketing Research Group for the nine months ended September 30, 2008 was $5.9 million, or 3% of net sales, compared to $4.7 million, or 3% of net sales for the same period in 2007. This includes additional amortization expense for the identifiable intangible assets from the acquisition of Guideline, Inc. which was acquired in August 2007, and NWC Research and Northwest Research Group which were both acquired in October 2007.
Operating income
     As a result of the factors previously described, the Company had an operating loss of $(8.9) million, or (5)% of net sales, during the quarter ended September 30, 2008, compared to operating income of $31.4 million, or 17% of net sales for the same period in 2007. The Company had operating income of $16.3 million, or 3% of net sales, during the nine months ended September 30, 2008, compared to operating income of $62.3 million, or 12% of net sales for the same period in 2007.
     Operating income for the Data Group for the quarter ended September 30, 2008 was $14.7 million, or 20% of net sales, as compared to $31.4 million, or 34% of net sales for the same period in 2007. Operating income for the Data Group for the nine months ended September 30, 2008 was $51.5 million, or 22% of net sales, as compared to $63.4 million, or 25% of net sales for the same period in 2007.
     Operating income for the Services Group for the quarter ended September 30, 2008 was $7.9 million, or 19% of net sales, as compared to $10.0 million, or 28% of net sales for the same period in 2007. Operating income for the Services Group for the nine months ended September 30, 2008 was $21.4 million, or 18% of net sales, as compared to $23.8 million, or 24% of net sales for the same period in 2007.
     Operating income for the Marketing Research Group for the quarter ended September 30, 2008 was $4.9 million, or 7% of net sales, as compared to $2.3 million, or 4% of net sales for the same period in 2007. Operating income for the Marketing Research Group for the nine months ended September 30, 2008 was $10.0 million, or 5% of net sales, as compared to $6.5 million, or 4% of net sales for the same period in 2007.
     Operating loss for Corporate Activities for the quarter ended September 30, 2008 was $(36.3) million, compared to $(12.2) million for the same period in 2007. Operating loss for Corporate Activities for the nine months ended September 30, 2008 was $(66.6) million, compared to $(31.5) million for the same period in 2007.
Other expense, net
     Other expense, net was $(3.9) million, or (2)% of net sales, and $(4.7) million, or (3)% of net sales, for the quarters ended September 30, 2008 and 2007, respectively. Other expense, net was $(11.4) million, or (2)% of net sales, and $(15.2) million, or (3)% of net sales, for the nine months ended September 30, 2008 and 2007, respectively. Other expense, net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating expense of the Company. The majority of the other expense, net was for interest expense, which was $4.3 million and $5.6 million for the quarters ended September 30, 2008 and 2007, respectively, and $13.6 million and $15.8 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in interest expense is due to the decrease in interest rates for our term loan and revolving line of credit within our Amended 2006 Credit Facility.
Income taxes
     A provision for income taxes of $(4.2) million and $9.7 million was recorded during the quarters ended September 30, 2008 and 2007, respectively. A provision for income taxes of $2.5 million and $17.4 million was recorded during the nine months ended September 30, 2008 and 2007, respectively. The estimated tax rate during the nine months ending September 30, 2008 and 2007 was approximately 38% and 37%, respectively. However, the actual rate for the nine months ended September 30, 2008 was approximately 52% as a result of discrete items recorded due to the expiration of the 2004 federal statute of limitations.
Liquidity and Capital Resources
Overview
     At September 30, 2008, the term loan of the Senior Secured Credit Facility entered into on February 14, 2006 (as amended, the “2006 Credit Facility”) had a balance of $171.0 million, bearing an average interest rate of 5.77%. The revolving line of credit had a balance of $98.0 million, bearing an interest rate of 5.11%, and $77.0 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility.
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
     We are subject to certain financial covenants in the 2006 Credit Facility, including a minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on EBITDA (“earnings before interest expense, income taxes, depreciation and amortization”), as adjusted, providing for adjustments to EBITDA for certain agreed upon items including non-operating, non-recurring gains (losses), other charges (gains), asset impairments, non-cash stock compensation expense and other items specified in the 2006 Credit Facility.

     In light of the Special Litigation Committee’s investigation described in Note 11 in the Notes to Consolidated Financial Statements, the Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and the Form 10-Q for the quarter ended March 31, 2008 (the “First Quarter 2008 Form 10-Q”) by the SEC’s filing deadline. Failure to timely file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q and provide annual and quarterly financial statements to the lenders to the 2006 Credit Facility would have constituted a default under the 2006 Credit Facility. Therefore, on March 26, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Third Amendment (the “Third Amendment”) to the 2006 Credit Facility which, among other things: (1) extended the deadlines by which the Company must file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q and provide certain annual and quarterly financial statements to the lenders; (2) waived any other defaults arising from these filing delays; and (3) modified the covenant related to operating leases. On June 27, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Fourth Amendment (the “Fourth Amendment”) to the 2006 Credit Facility (as amended by the Third Amendment and the Fourth Amendment, the “Amended 2006 Credit Facility”), which extended the deadlines for filing with the SEC the 2007 Form 10-K and the First Quarter 2008 Form 10-Q to August 15, 2008, and the Form 10-Q for the quarter ended June 30, 2008 (the “Second Quarter 2008 Form 10-Q”) to August 29, 2008. As a result of the amendments, the Company was in compliance with all restrictive covenants of the 2006 Credit Facility as of September 30, 2008. The Company filed the 2007 Form 10-K and the First Quarter 2008 Form 10-Q with the SEC on August 8, 2008, and the Second Quarter 2008 Form 10-Q on August 21, 2008.
     The Amended 2006 Credit Facility provides that we may pay cash dividends on our common stock or repurchase shares of our common stock provided that (1) before and after giving effect to such dividend or repurchase, no event of default exists or would exist under the credit agreement, (2) before and after giving effect to such dividend or repurchase, our consolidated total leverage ratio is not more than 2.75 to 1.00, and (3) the aggregate amount of all cash dividends and stock repurchases during any loan year does not exceed $20 million, except that there is no cap on the amount of cash dividends or stock repurchases so long as, after giving effect to the dividend or repurchase, our consolidated total leverage ratio is not more than 2.00 to 1.00.
     As of September 30, 2008, the Company has incurred $26.9 million in professional fees and legal expenses related to the Special Litigation Committee’s investigation related to the Derivative Litigation and the SEC’s informal investigation. This includes $3.0 million incurred in 2007 and $23.9 million incurred during the nine months ended September 30, 2008. The Company expects to incur additional expenses related to the Derivative Litigation and the Special Litigation Committee’s investigation in the remainder of 2008. However, we believe these expenses will be at a lower run rate than previously incurred.
     As of September 30, 2008, we had a working capital deficit of $19.4 million, which included $59.1 million of deferred revenue. We believe that our existing sources of liquidity and cash generated from operations will satisfy our projected working capital, debt repayments and other cash requirements for at least the next 12 months. Acquisitions of other technologies, products or companies, or internal product development efforts may require us to obtain additional equity or debt financing, which may not be available or may be dilutive.
Selected Consolidated Statements of Cash Flows Information
     Net cash provided by operating activities during the nine months ended September 30, 2008 totaled $32.2 million compared to $55.0 million for the same period in 2007. The decrease in cash provided was primarily due to the decrease in net income.
     Net cash used in investing activities during the nine months ended September 30, 2008 totaled $40.7 million, compared to $69.7 million for the same period in 2007. The current period outflow was mainly attributed to our spending of $18.6 million for additions of property and equipment, and $6.4 million for software and database development costs. Additionally, we paid $18.9 million for business acquisitions, which was primarily for the acquisition of Direct Media, Inc. in January 2008. This was offset partly by the receipt of $4.7 million for the sale of property and equipment, which was primarily for the sale of the Company’s fractional interest in two aircraft.
     Net cash provided by financing activities during the nine months ended September 30, 2008 totaled $7.9 million, compared to $18.6 million for the same period in 2007. The dividend payments, totaling $19.8 million, were paid on March 5, 2008, to shareholders of record as of the close of business on February 18, 2008. Total net proceeds received from long-term debt during the nine months ended September 30, 2008 were $28.8 million. The proceeds were used to fund the acquisition of Direct Media, Inc., and dividend payments to shareholders.

Selected Consolidated Balance Sheet Information
     Trade accounts receivable decreased to $57.8 million at September 30, 2008 from $78.6 million at December 31, 2007. The decrease is the result of collections of invoices that were invoiced in the fourth quarter of 2007 for several of our contractual customers.
     List brokerage trade accounts receivable increased to $92.0 million at September 30, 2008 from $68.4 million at December 31, 2007. The increase is the result of the list brokerage trade accounts receivable recorded for the acquisition of Direct Media, Inc. acquired in January 2008, as well as the seasonality of the list brokerage business.
     Unbilled services increased to $32.2 million at September 30, 2008 from $25.1 million at December 31, 2007. The increase was primarily the result of an increase in services provided within the Macro International division in the Marketing Research Group.
     Deferred income taxes within current assets increased to $9.7 million at September 30, 2008 from $4.0 million at December 31, 2007. The increase was due to the change in timing of deferred income tax components.
     Assets held for sale at September 30, 2008 was $3.0 million, which included three assets that the Company was in the process of selling, compared to zero at December 31, 2007. See Note 10 in the Notes to Consolidated Financial Statements for further detail regarding assets held for sale.
     Goodwill increased to $420.1 million at September 30, 2008 from $415.1 million at December 31, 2007. The increase was the result of the allocation of goodwill recorded for the acquisition of Direct Media, Inc. in January 2008.
     Other assets decreased to $6.0 million at September 30, 2008 from $11.4 million at December 31, 2007. The decrease was primarily the result of the sale of fractional interest in two aircraft.
     Accounts payable increased to $32.6 million at September 30, 2008 from $23.3 million at December 31, 2007. The increase was primarily due to the timing of accounts payable disbursements, as well as an increase in accruals for expenses related to the Derivative Litigation and the Special Litigation Committee’s investigation.
     List brokerage trade accounts payable increased to $77.9 million at September 30, 2008 from $63.8 million at December 31, 2007, which is related to the increase in the list brokerage trade accounts receivable. The increase is the result of the list brokerage trade accounts payable recorded for the acquisition in January 2008 of Direct Media, Inc., and the seasonality of the list brokerage business.
     Accrued expenses increased to $29.3 million at September 30, 2008 from $22.2 million at December 31, 2007. The increase was primarily due to the accrual of $7.2 million awarded by the Court to the Plaintiffs for attorneys’ fees and expenses in the Derivative Litigation.
     Deferred revenue decreased to $59.1 million at September 30, 2008 from $71.9 million at December 31, 2007, which is the result of revenue being recognized from fourth quarter 2007 invoices for various customers within the Data Group segment during the first nine months of 2008.
     Long-term debt, net of current portion increased to $309.8 million at September 30, 2008 from $278.3 million at December 31, 2007. The increase in long-term debt, net of current portion is primarily due to the increase in the Amended 2006 Credit Facility to fund the acquisition of Direct Media, Inc., and dividend payment to shareholders.
     Non-current deferred income tax liabilities decreased to $26.6 million at September 30, 2008 from $31.0 million at December 31, 2007 due to the change in timing of deferred income tax components. The main components of this change include a decrease in the deferred tax liabilities due to the acquisition of Direct Media, Inc. and an increase in the deferred tax assets due to the change in the bonus accrual between the two periods.
     Paid-in capital increased to $146.4 million at September 30, 2008 from $137.1 million at December 31, 2007. The increase is the result of the settlement payment from the former Chief Executive Officer pursuant to the Stipulation of Settlement. The corresponding receivable is recorded in the equity section as a note receivable from shareholder.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have identified interest rate risk as our primary market risk exposure. Because nearly all our debts are at variable rates, any significant changes to interest rates may adversely impact our earnings and cash flow. If necessary, we could refinance our debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, each 100 basis point increase

(decrease) in the interest rate would cause an annual increase (decrease) in interest expense of approximately $2.69 million. At September 30, 2008, we had long-term debt with a carrying value of $312.8 million, which approximates fair value.
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
     In connection with the preparation of this Form 10-Q, management performed an evaluation of the Company’s disclosure controls and procedures. The evaluation was performed, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of September 30, 2008. In addition, as described under Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, management identified material weaknesses in the Company’s internal control over financial reporting, which is an integral component of its disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008.
     The Company is in the process of remediating the existing material weaknesses, as described in more detail below.
(b) Changes in internal control over financial reporting
     In connection with the conclusion of an internal investigation by the Special Litigation Committee and the settlement of Derivative Litigation, the Company has taken steps to improve its corporate governance and to remedy the material weaknesses as described under Item 9A “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). This remedial framework is described in detail in the 2007 Form 10-K, which was filed on August 8, 2008, and the Current Report on Form 8-K/A, which was filed on August 22, 2008.
     Since the filing of the 2007 Form 10-K, the Company has implemented most of the corporate governance and expense control measures described therein. In particular:
•	The Company separated the positions of Chairman of the Board and Chief Executive Officer, both of which had been held by Vinod Gupta, and appointed independent director Bernard Reznicek as Chairman of the Board and former lead independent director Bill L. Fairfield as Chief Executive Officer.

•	The Company created a new position of Executive Vice President for Business Conduct and General Counsel (“EVP”) and appointed John H. Longwell, the Company’s general counsel and corporate secretary since November 2006, as Acting EVP. The position reports directly to the Chairman of the Board and is responsible for oversight of certain corporate expenses. The Company has recently announced the relocation of the position to the Company’s Omaha headquarters and the appointment of Thomas McCusker, former general counsel of Mutual of Omaha, to serve as EVP on a permanent basis beginning in December 2008.

•	The Company has revised its corporate governance and business expense policies under the direction of the Acting EVP. In October 2008, the Audit Committee adopted new disclosure controls and procedures and the Independent Directors of the Company (as that term is defined in the Stipulation of Settlement) adopted resolutions and policies governing delegation of authority, reimbursement of expenses, insider trading, related party transactions and nepotism. The Board of Directors also adopted a new Code of Conduct. Copies of all of the policies described above are available at www.infogroup.com.

•	The Audit Committee of the Board of Directors, in consultation with the Chief Executive Officer, has identified a new Chief Financial Officer, who is expected to join the Company in December 2008.

     Other than as described above, no other changes were made during the third quarter of 2008 in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In February 2006, Cardinal Value Equity Partners, L.P. (“Cardinal”) filed a derivative lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County (the “Court”), against certain current and former directors of the Company, and the Company, asserting claims for breach of fiduciary duty. In October 2006, Dolphin Limited Partnership I, L.P., Dolphin Financial Partners, L.L.C. and Robert Bartow (collectively with Cardinal, the “Plaintiffs”) filed a derivative lawsuit in the Court against certain current and former directors of the Company, and the Company as a nominal defendant, claiming breach of fiduciary duty and misuse of corporate assets. In January 2007, the Court granted the defendants’ motion to consolidate the actions (as consolidated, the “Derivative Litigation”).
     In November 2007, the Company received a request from the Denver Regional Office of the Securities and Exchange Commission (“SEC”) asking the Company to produce voluntarily certain documents as part of an informal SEC investigation. The requested documents relate to the allegations made in the Derivative Litigation, as well as related party transactions, expense reimbursement, other corporate expenditures, and certain trading in the Company’s securities. The Special Litigation Committee, the formation and activities of which are described in more detail below, has reported the results of its investigation to the SEC, and the Company intends to continue to cooperate fully with the SEC’s requests. In late October 2008, the Company was advised that the SEC had issued a formal order of investigation. Pursuant to the formal order, the SEC has issued several subpoenas to the Company and certain of its current and former directors and employees. Because the investigation is ongoing, the Company cannot predict the outcome of the investigation or its impact on the Company’s business.
     In December 2007, the Company’s Board of Directors formed a Special Litigation Committee (the “SLC”) in response to the Derivative Litigation and the SEC’s informal investigation and request for voluntary production of documents. The SLC, which consisted of five independent Board members, conducted an investigation of the issues in the Derivative Litigation and the SEC’s informal investigation, as well as other related matters. Based on its review, the SLC determined, on July 16, 2008, that various related party transactions, expense reimbursements and corporate expenditures were excessive and, in response, approved a series of remedial actions. The remedial actions are set forth in Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The SLC conducted settlement discussions on behalf of the Company with all relevant parties, including the current and former directors of the Company named in the suit, Vinod Gupta and the Plaintiffs. On August 20, 2008, all relevant parties entered into a Stipulation of Settlement, the material terms of which are set forth in the Company’s Current Report on Form 8-K/A filed on August 22, 2008. A number of remedial measures were adopted in conjunction with the Stipulation of Settlement and implementation of these measures has begun.
     Under the terms of the Stipulation of Settlement, Vinod Gupta resigned as Chief Executive Officer of the Company on August 20, 2008. Mr. Gupta and the Company entered into a Separation Agreement and General Release dated August 20, 2008 (the “Separation Agreement”), under which Mr. Gupta granted a full release of the Company and received the right to severance payments totaling $10.0 million (contingent on Mr. Gupta adhering to certain requirements in the Separation Agreement). The first severance payment in the amount of $5.0 million, which was due within sixty days of execution of the Separation Agreement, was paid by the Company to Mr. Gupta on October 17, 2008.
     Pursuant to the Stipulation of Settlement, Mr. Gupta has agreed to pay the Company $9.0 million incrementally over four years. This receivable was recorded within equity as a note receivable from shareholder on the consolidated balance sheet. The corresponding contribution was reduced by $2.5 million for federal and state income taxes and was recorded within paid-in capital on the consolidated balance sheet. Mr. Gupta’s first payment to the Company, in the amount of $2.2 million, is expected to be paid not later than sixty (60) days after the entry of judgment by the Court on the settlement.
     On November 7, 2008, the Court entered an Order and Final Judgment approving all the terms of the Stipulation of Settlement and dismissing the Derivative Litigation with prejudice. The Court’s order also awarded Plaintiffs’ counsel fees of $7 million and expenses in the amount of $210,710, all payable by the Company.

     The Company is subject to legal claims and assertions in the ordinary course of business. Although the outcomes of any other lawsuits and claims are uncertain, the Company does not believe that, individually or in the aggregate, any such lawsuits or claims will have a material effect on its business, financial conditions, results of operations or liquidity.
ITEM 1A. RISK FACTORS
     The conditions of the U.S. and international capital and credit markets may adversely affect our ability to draw on our current revolving credit facility or obtain future short-term or long-term lending.
     Global market and economic conditions have been, and continue to be, disrupted and volatile, and in recent months the volatility has reached unprecedented levels. In particular, the cost and availability of funding for many companies has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. These forces reached unprecedented levels in September and October 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. These events have significantly diminished overall confidence in the financial and credit markets. There can be no assurance that recent government responses to the disruptions in the financial and credit markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.
     We continue to maintain the Amended 2006 Credit Facility. However, to the extent our business requires us to access the credit markets in the future and we are not able to do so, including in the event that the lenders to the Amended 2006 Credit Facility cease to lend to us, or cease to be capable of lending, for any reason, we could experience a material and adverse impact on our financial condition and ability to borrow additional funds. This might impair our ability to obtain sufficient funds for working capital, capital expenditures, acquisitions and other corporate purposes.
     The conditions of the U.S. and international capital and credit markets may adversely affect our interest expense under our existing credit facility.
     At September 30, 2008, the term loan of the Amended 2006 Credit Facility had a balance of $171.0 million, bearing an average interest rate of 5.77%. The revolving line of credit had a balance of $98.0 million, bearing an interest rate of 5.11%, and $77.0 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the Amended 2006 Credit Facility.
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
     In recent months, LIBOR rates have experienced unprecedented short-term volatility due to disruptions occurring in global financial and credit markets. During this period, LIBOR rates have experienced substantial short-term increases. Increases in LIBOR rates increase the interest expense that we incur under the Amended 2006 Credit Facility. Because nearly all our debts are at variable rates, any significant changes to interest rates may adversely impact our earnings and cash flow. (See Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.)
     Adverse changes in general economic or credit market conditions in any of the countries in which we do significant business could adversely impact our operating results.
     The direction and strength of the U.S. and global economy has recently been increasingly uncertain due to a turndown in the economy and difficulties in the credit markets. If economic growth in the United States and other countries is slowed significantly, or if the credit markets continue to be difficult to access, our customers could experience significant disruptions to their businesses and operations which, in turn, could negatively impact our business operations and financial performance.

     The accounting treatment of goodwill and other identified intangibles could result in future asset impairments, which would be recorded as operating losses.
     Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The fair value of the reporting unit is impacted by the performance of the business. If it is determined that the goodwill has been impaired, the Company must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write downs could have a material adverse effect on our results of operations or financial position.
     Long-lived assets, including assets such as real estate, also require impairment testing to determine whether changes in circumstances indicate that we will be unable to recover the carrying amount of the asset group through future operations of that asset group or market conditions that will impact the value of those assets. Such write downs could have a material adverse effect on our results of operations or financial position.
     Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate capital gains. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.

ITEM 6. EXHIBITS

Exhibit
No.		Description

2.1	—	Agreement and Plan of Merger, dated as June 28, 2007, by and among infoUSA Inc., Knickerbocker Acquisition Corp. and Guideline, Inc., incorporated herein by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed July 5, 2007.

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.2	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.3	—	Certificate of Ownership and Merger effecting the name change to infoGROUP Inc., incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed June 4, 2008

3.4	—	Bylaws, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, filed August 8, 2008.

4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

10.1	—	Agreement, dated July 18, 2008, between Vinod Gupta and the Company, incorporated hereby by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2008.

10.2	—	Stipulation of Settlement, dated as of August 20, 2008 by and among the Company, the Special Litigation Committee, the plaintiffs to the Derivative Litigation and the defendants to the Derivative Litigation, incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K/A, filed August 22, 2008.

10.3	—	Voting Agreement, dated August 20, 2008, by and among the Company, the Special Litigation Committee and Vinod Gupta, incorporated herein by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K/A, filed August 22, 2008.

10.4	—	Separation Agreement and General Release dated August 20, 2008, between Vinod Gupta and the Company, incorporated herein by reference to Exhibit 10.6 filed with the Company’s Current Report on Form 8-K/A, filed August 22, 2008.

10.5*	—	infoGROUP Inc. Amended and Restated 2007 Omnibus Incentive Plan.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

infoGROUP Inc.
Date: November 10, 2008	/s/ Stormy L. Dean
Stormy L. Dean, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.		Description

2.1	—	Agreement and Plan of Merger, dated as June 28, 2007, by and among infoUSA Inc., Knickerbocker Acquisition Corp. and Guideline, Inc., incorporated herein by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed July 5, 2007.

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.2	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.3	—	Certificate of Ownership and Merger effecting the name change to infoGROUP Inc., incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed June 4, 2008

3.4	—	Bylaws, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, filed August 8, 2008.

4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

10.1	—	Agreement, dated July 18, 2008, between Vinod Gupta and the Company, incorporated hereby by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2008.

10.2	—	Stipulation of Settlement, dated as of August 20, 2008 by and among the Company, the Special Litigation Committee, the plaintiffs to the Derivative Litigation and the defendants to the Derivative Litigation, incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K/A, filed August 22, 2008.

10.3	—	Voting Agreement, dated August 20, 2008, by and among the Company, the Special Litigation Committee and Vinod Gupta, incorporated herein by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K/A, filed August 22, 2008.

10.4	—	Separation Agreement and General Release dated August 20, 2008, between Vinod Gupta and the Company, incorporated herein by reference to Exhibit 10.6 filed with the Company’s Current Report on Form 8-K/A, filed August 22, 2008.

10.5*	—	infoGROUP Inc. Amended and Restated 2007 Omnibus Incentive Plan.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith