Form 10-K/A
period 2007-12-31
infoGROUP Inc.
filed 2009-03-16
CIK 879437

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
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
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
     infoGROUP Inc. is filing this Amendment No. 1 on Form 10-K/A (this “ Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on August 8, 2008 (the “Original Filing”). This Amendment is being filed solely for the purpose of amending Item 9A of Part II and Item 11 and Item 13 of Part III. This Amendment is filed in response to comment letters we received from the staff of the Securities and Exchange Commission in connection with the staff’s review of the Original Filing. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
     Except as described above, no other changes have been made to the Original Filing, and this Amendment does not amend, update or change the financial statements or disclosures in the Original Filing. This Amendment does not involve a restatement of our financial statements included in the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing. Accordingly, the Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

Page
Item 9A. Controls and Procedures	3
Report of Independent Registered Public Accounting Firm	13
Item 11. Executive Compensation	14
Item 15. Exhibits and Financial Statement Schedules	30
SIGNATURES	31

EX-23.1
EX-31.1
EX-31.2

Item 9A. Controls and Procedures
A. INVESTIGATION BY THE SPECIAL LITIGATION COMMITTEE
     Effective December 24, 2007, the Board of Directors of the Company formed the Special Litigation Committee in response to the consolidated complaint in In re infoUSA, Inc. Shareholders Litigation, Consol. Civil Action No. 1956-CC (Del. Ch.) (the “Derivative Litigation”), and in response to an informal investigation of the Company by the SEC and the related SEC request for the voluntary production of documents concerning related party transactions, expense reimbursement, other corporate expenditures and certain trading in the Company’s securities. The Special Litigation Committee is composed of five members of the Board of Directors, Robin S. Chandra, Bill L. Fairfield, George Krauss, Bernard W. Reznicek and Clifton T. Weatherford. Messrs. Chandra, Krauss and Weatherford were appointed to the Board in December 2007 at the time the Special Litigation Committee was formed. The Special Litigation Committee retained the law firm of Covington & Burling LLP as independent legal counsel to assist with conducting an internal investigation of these matters.
     The Special Litigation Committee’s investigation began in January 2008, lasted five months, and consumed over 15,000 hours of attorney and staff time .. The scope of the Committee’s investigation encompassed more than twenty discrete issues and was informed by the claims raised in the Derivative Litigation, the Committee’s conversations with the Company’s external auditors, and the investigation itself.
     In the course of investigating these issues, the Special Litigation Committee collected and searched more than one million pages of electronic documents , and collected and reviewed more than 280,000 pages of hard-copy documents. The documents included invoices and statements provided to the Company as support for related party transactions, expense reimbursements , and corporate expenditures; reports from the Company’s accounting system ; documents from Company advisors, including auditors and accountants; and calendars and itineraries maintained by Mr. Gupta.
     The Special Litigation Committee interviewed approximately 80 witnesses .. These witnesses, some of whom were interviewed on more than one occasion, included current and former Company employees such as internal auditors, controllers, and accountants; the Company’s external auditors; individuals who were employed by Mr. Gupta or one of his related entities and whose responsibilities included expense reimbursement, accounting, and tax preparation; and Mr. Gupta, whom the Special Litigation Committee interviewed twice.
     Aided in part by an expert engaged by the Special Litigation Committee , National Economic Research Associates, Inc., the Special Litigation Committee undertook an analysis of potential damages based on available records and the testimony of witnesses. Based on its investigation and its analysis of potential damages, the Special Litigation Committee determined that various related party transactions, expense reimbursements and corporate expenditures were excessive .. The Special Litigation Committee concluded the following:
          Private Aircraft:
The Special Litigation Committee examined the usage of the private planes from 1998 — 2007. Exact information about the approximately 1820 flights infoGROUP paid for on private jets during this period was not available. Therefore, the Special Litigation Committee examined flights in several categories, including: (1) flights described in the consolidated complaint filed in the Derivative Litigation, as well as flights that were part of the same itinerary; (2) flights taken by former President Clinton and his family; (3) flights taken by other prominent individuals; (4) flights to international destinations and Hawaii; and (5) flights from selected time periods. In order to assess these categories of flights, the Special Litigation Committee collected documents, including invoices, infoGROUP travel forms, and Mr. Gupta’s calendar and itineraries. The Special Litigation Committee also spoke to Mr. Gupta, his counsel, and other witnesses about the purpose of various flights.
The Special Litigation Committee determined that a portion of the expenditures related to private jet use were excessive, including, for example, flights to Aspen for Mr. Gupta and his sons; flights to Hawaii for Mr. Gupta, his family, and several guests; flights for former President Bill Clinton after infoGROUP had signed a consulting agreement with him; and flights for former President Clinton’s family members and other third parties.
          Expenses:
The Special Litigation Committee examined Mr. Gupta’s credit card spending and requests for Company reimbursement of expenses from 2000 — 2007. Exact information about the purpose of credit card spending during this period was not available. Therefore, the Special Litigation Committee carefully examined expenses in several categories, including: (1) expenses in selected time periods; (2) a sample of expenses over $1,000; and (3) all expenses over $15,000. In order to assess these expenses, the Special Litigation Committee collected documentation, including invoices, Mr. Gupta’s calendar, and his itineraries. The Special Litigation Committee also spoke to Mr. Gupta and/or his counsel and other witnesses about select expenses so that they could provide additional information about the circumstances surrounding the expense. The Special Litigation Committee determined that certain expenses relating to lodging, flights, meals, and various other expense categories were excessive.
The Special Litigation Committee also examined Mr. Gupta’s golf club memberships from 2000-2007, for which the Company paid a portion of the membership and usage fees. Exact information was not available on the purposes for which Mr. Gupta’s more than 30 private club memberships were used. The Special Litigation Committee determined that expenditures related to most of these clubs were excessive.
The Special Litigation Committee examined the salaries and expense reimbursements for the following employees who worked in part for infoGROUP and in part for Mr. Gupta personally: (1) an individual who at the time of the investigation was an accountant for Everest, Inc. and was formerly employed by infoGROUP; (2) an individual who at the time of the investigation was Director of Special Projects and Trade Shows for infoGROUP; and (3) an individual who for the majority of the time of the investigation was an accountant for Everest, Inc. and prior to that was employed by infoGROUP. The Special Litigation Committee determined that portions of these individual ’s salaries and expense reimbursements were excessive.
In January 2007, Mr. Gupta submitted to infoGROUP one invoice for personal legal services from Kirkland & Ellis LLP. The Special Litigation Committee determined that remedial action was appropriate with respect to this issue.
          Yacht:
The Special Litigation Committee examined yacht usage from 2002 — 2007. Exact information about infoGROUP’s yacht usage during this period was not available .. The Special Litigation Committee assessed yacht use by examining the yacht log , collecting and reviewing documents, and conducting interviews with the crew of the yacht , individuals who used the yacht, and Company staff responsible for booking usage on the yacht.
The Special Litigation Committee determined that expenditures related to the yacht were excessive because the yacht is rarely used for business or any other purpose.
          Residences:
The Special Litigation Committee examined usage of 10 private residences owned or rented by Mr. Gupta and his family from
2001 — 2007. Specifically, the Special Litigation Committee assessed usage of private residences at the following locations owned by Mr. Gupta, and paid for during various periods by infoGROUP: (1) Hillsborough, California; (2) Napa, California; (3) Aspen, Colorado; and (4) a condominium owned by Mr. Gupta’s son, Jess Gupta, in Maui, Hawaii. In addition , the Special Litigation Committee examined the use of a Washington, D.C. apartment rented directly by infoGROUP on Mr .. Gupta’s behalf. Finally, the Special Litigation Committee examined the use of Mr. Gupta’s homes in the following locations for which the Company has never paid rent: (1) Omaha; (2) Kauai; (3) Miami; (4)  Las Vegas; and (5) Washington, D.C.
Exact information about infoGROUP’s private residence usage during this period was not available. The nature and magnitude of the usage of the residences was assessed by examination of the Company’s property logs .. Further, Mr. Gupta requested that his employees and former employees submit, via email , available details on stays at his residences. This information was compiled and supplemented with employee interviews. The Special Litigation Committee determined that infoGROUP’s payments for the residences were excessive, where documentation evidencing use by Company employees or customers was lacking and the Audit Committee was unaware of such use.
From 2004 — 2008, the manager of Mr. Gupta’s D.C. residence, was paid a salary by infoGROUP. She also received expense reimbursements from the Company. The Special Litigation Committee determined that these expenditures were excessive.
A former infoGROUP employee from 2000 — 2002, currently serves as the property manager of Mr. Gupta’s residence in Kauai, Hawaii. After his employment at infoGROUP, he received expense reimbursements from the Company. The Special Litigation Committee determined that these expenditures were excessive.
          Automobiles:
The Special Litigation Committee investigated the usage of six cars leased through Aspen Leasing, as well as the usage of 15 additional vehicles leased or purchased by infoGROUP. Exact information about infoGROUP’s automobile usage during this period was not available. The Special Litigation Committee examined usage by conducting employee interviews as well as reviewing insurance information that listed authorized drivers for certain of the automobiles. The Special Litigation Committee determined that payments for 14 of these 21 vehicles were excessive because these vehicles were used primarily by Mr. Gupta.
          Insurance:
The Special Litigation Committee investigated whether infoGROUP paid premiums on life insurance policies of which the Company was not the beneficiary.
The Special Litigation Committee found that from 2000 — 2005, infoGROUP made various payments on three life insurance policies for Mr. Gupta. The Gupta Family 1999 Irrevocable Trust was the beneficiary of all of these policies. The Special Litigation Committee determined that remedial action was appropriate with respect to this issue.
          Everest Building Mortgage:
The Special Litigation Committee investigated the circumstances surrounding the sale of the Everest Building to the Company by Everest Investment Management LLC, an entity owned by Mr. Gupta.
In the spring of 2001, the Everest Building was constructed by Everest Investment Management LLC. Everest Investment Management LLC had a $2.4 million loan from U.S. Bank to finance the Everest building construction. After the completion of construction, infoGROUP entered into a 10-year agreement with Everest Investment Management LLC to lease office space from Everest Investment Management LLC in the Everest Building for $30,000 per month. On October 9, 2001, infoGROUP purchased the Everest Building from Everest Investment Management LLC for $2.62 million, an amount equal to Everest Investment Management LLC’s total construction costs .. The amount outstanding on the mortgage note was $2.4  million. Thus, infoGROUP paid Everest Investment Management LLC $220,000 and assumed Everest Investment Management’s obligations under the mortgage. On October 15, 2001, the Audit Committee and the Board approved “the Company’s acquisition of the building from Everest Investments,” after being informed that infoGROUP acquired the Everest Building by assuming the mortgage on the building.
The Special Litigation Committee determined that remedial action was appropriate with respect to amounts paid by the Company that were in excess of the amount of the mortgage on the Everest Building.
          Office Space and Administrative Support :
The Special Litigation Committee investigated whether Mr. Gupta provided free office space to related-party entities, as well as whether infoGROUP paid a salary to the secretary to an infoGROUP director.
On October 9, 2001, infoGROUP acquired the Everest Building. From October 2001 — December 2004, Annapurna Corporation and Everest Investment Management LLC occupied space in the Everest Building without paying rent to infoGROUP. Beginning in January 2005, Everest Investment Management LLC and Annapurna paid a combined $1,600 per month to infoGROUP pursuant to a rental agreement.
From October 2001 — November 2005, director Harold Andersen and his secretary occupied space in the Everest Building without paying rent to infoGROUP. infoGROUP also paid a third of Andersen’s secretary’s salary from 1996 — 2005. In December 2005, infoGROUP signed a consulting agreement with Andersen that provided for office space and secretarial services.
The Special Litigation Committee determined that the provision of free office space to companies owned by Mr. Gupta was excessive. The Special Litigation Committee also determined that the provision of secretarial services to an infoGROUP director was excessive prior to December 2005, when the director signed a consulting contract with the Company.
          Stock Options:
The Special Litigation Committee investigated the circumstances surrounding stock option grants to an outside company named Mindspirit LLC.

In 2001, infoGROUP entered into a consulting agreement with Mindspirit LLC (“Mindspirit”) to “provide advice and guidance to Vin Gupta, CEO of infoGROUP, on strategic issues associated with the growth and sustainability of the company.” Under the agreement, Mindspirit was entitled to 200,000 stock options; all of these options were exercised. These options were not approved by the Board or any Board committee. According to Mr. Gupta, Mindspirit was created by the wives of Rajat Gupta and Anil Kumar, two employees of McKinsey & Company who were rendering business advice to Mr. Gupta and infoGROUP. The Special Litigation Committee determined that remedial action was appropriate with respect to this issue.
          Corporate Avengers:
The Special Litigation Committee investigated the circumstances surrounding infoGROUP’s payments to Corporate Avengers, LLC, a company owned and controlled by the son of Mr. Gupta’s wife, Laurel Gupta.
In early 2006, Corporate Avengers signed a consulting agreement with infoGROUP. From February 2006 to December 2006, Laurel Gupta’s son received $2,000 per month for “viral marketing” and “social networking” services. No infoGROUP employees were able sufficiently to describe services provided by Corporate Avengers. The contract was not renewed at the end of the term.
The Special Litigation Committee determined that expenditures related to Corporate Avengers were excessive.
     On July 16, 2008, the Special Litigation Committee approved a series of remedial actions and decisions that are described below.
The Special Litigation Committee continues to cooperate with the SEC, with respect to its findings from the investigation and related remedial actions.
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
     The principal factors contributing to the material weaknesses that led to the conclusion that the disclosure controls and procedures were not effective were (1) the Company did not maintain an effective control environment, (2) the Company did not maintain adequate policies and procedures with respect to Company disbursements, and (3) the Company did not maintain effective procedures to monitor its disbursement-related controls and whether such controls remained adequately designed, specifically procedures to ensure that the Board of Directors and management are provided sufficient information to enable them to evaluate the adequacy of the Company’s disclosures, including appropriately monitoring the activities of senior management, including the Chief Executive Officer.
     These factors resulted in information with regard to disclosure of disbursements being insufficiently available to management and the Board of Directors, or not available at all. Management and the Board of Directors were therefore unable to determine the adequacy of the disclosures with respect to disbursements in the Company’s reports filed under the Exchange Act, including disclosures concerning expense reimbursements, corporate expenditures, personal utilization of Company assets by the Chief Executive Officer, issuance of stock options, and payments to related parties.
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
•	Acxiom Corporation

•	Dun & Bradstreet Corporation

•	Equifax Incorporated

•	FactSet Research Systems, Inc.

•	Fair Isaac Corporation

•	Gartner Incorporated

•	Harte-Hanks Incorporated

•	Lamar Advertising Company

•	MSC Industrial Direct

•	Salesforce.com

•	Valassis Communications, Incorporated
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

2007 Levels
NEOs Other Than CEO
     For 2007, the Committee set the following performance measures and the performance levels required in order for the NEOs, other than the CEO, to earn the indicated cash bonus. Each of the performance measures was weighted equally.

Performance Measures	Threshold	Target	Maximum
Revenue	$625 million	$630 million	$636 million
EBITDA	$119 million	$125 million	$131 million
EPS	69¢ per share	76¢ per share	81¢ per share
Year End Bonus As % of Salary	25% of salary	60% of salary	100% of salary
     For 2007, the Committee set the following performance measures and performance levels required to be achieved in order for the CEO to earn the indicated cash bonus.
CEO

Performance Levels	Performance Measures			Award Potential
				EBITDA +	EBITDA +
				Target Cash	Above Target
	EBITDA	Cash Flow	EBITDA Only	Flow	Cash Flow
Threshold	$119.0 m	$75.0 m	$375,000	$375,000	$375,000

	$122.0 m	$76.6 m	$656,250	$656,250	$656,250

Target	$125.0 m	$78.1 m	$937,500	$937,500	$937,500

	$128.0 m	$79.8 m	$1,031,250	$1,218,750	$1,500,000

Maximum	$131.0 m	$81.5 m	$1,125,000	$1,500,000	$1,500,000
The Committee used straight line interpolation in determining performance between threshold, target and maximum performance levels. The performance measures and targets disclosed above are done so solely in the context of the annual cash incentive plan for 2007 and are not statements of management’s expectations or estimates of future results or other guidance. Investors are cautioned not to apply these statements to other contexts.
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
     In addition to the benefits programs described above, we also provide our executives with certain perquisites of a more personal nature, to the extent they serve a legitimate business function. However, the Special Litigation Committee’s review, described in greater detail under "— Objectives of Executive Compensation Elements — Benefits and Perquisites,” has found that various expense reimbursements and corporate expenditures were excessive. Based on its review, the Special Litigation Committee has approved a series of remedial measures relating to perquisites and personal benefits, including a new review and approval process. We are in the process of implementing these remedial measures. For information on the perquisites and personal benefits received by the NEOs during fiscal years 2006 and 2007, please see the “All Other Compensation” column in the “Summary Compensation Table” and related discussion in the footnotes thereto under this Item 11, “Executive Compensation” of this Annual Report. See Item 9A, “Controls and Procedures” of this Annual Report for more information on the Special Litigation Committee’s findings and remedial measures.
     The Special Litigation Committee’s review, described in greater detail under “Investigation of the Special Committee” in Item 9A has found that various expense reimbursements and corporate expenditures were excessive. The policies on personal benefits and perquisites were not detailed and the decision making process on the award of personal benefits was inadequate to assure communication to financial management to prevent excessive expense reimbursements and corporate expenditures, including personal benefits and perquisites with respect to yachts, aircraft, automobiles, and club memberships. Based on its review, the Special Litigation Committee has approved a series of remedial measures relating to perquisites and personal benefits, including a new review and approval process. We are in the process of implementing these remedial measures.
     Remedial actions adopted by the Special Litigation Committee covering these policies and procedures include actions discussed on page 11 of the 10-K/A that require:
•	expense reimbursements to be subject to uniform, company-wide policies and procedures, see “Policy on Company Reimbursement of Expenses” and “Executive Vice President for Business Conduct and General Counsel”;

•	independent directors to approve and implement detailed policies regarding perquisites, see “New Policies Regarding Perquisites” ; and

•	independent directors to approve and implement a new related party transaction policy, see “New Related Party Transaction.
Additional information with respect to the new policies to be implemented is also provided in the bullet points on page 7 of the Form 10-K/A.
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

						Non-Equity
					Option	Incentive Plan	All Other
		Salary		Bonus	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)		($)(4)	($)(5)	($)(4)	($)(6)	($)
Vinod Gupta	2007	$750,000		$—	$746,738	$995,625	$818,248	$3,310,611
Chief Executive Officer	2006	836,539		—	987,546	—	646,931	2,471,016
(Principal Executive Officer)
Stormy L. Dean	2007	300,000		100,000	—	236,100	48,250	684,350
Chief Financial Officer	2006	270,769	(2)	46,000	—	144,000	9,600	470,369
(Principal Financial Officer; Principal Accounting Officer)
Edward C. Mallin	2007	600,000		—	3,312	472,200	102,750	1,178,262
President, Services Group	2006	597,692		300,000	22,931	—	102,600	1,023,223
Fred Vakili	2007	480,000		100,000	2,321	377,760	81,808	1,041,889
Executive Vice President of	2006	475,385		30,000	15,762	250,000	69,452	840,599
Administration & Chief Administrative Officer
John H. Longwell	2007	350,000		107,500	—	275,450	12,338	745,288
General Counsel & Secretary	2006	26,923	(3)	—	—	100,000	—	126,923

(1)	The dollar amount for the base salary of each executive officer varies slightly from that presented under the heading “Compensation Discussion and Analysis” due to the timing of the Company’s pay cycle.

(2)	During 2006, Mr. Dean’s salary was increased from $240,000 to $280,000 in recognition of his additional responsibilities associated with being named the Chief Financial Officer of the Company.

(3)	Mr. Longwell was hired November 27, 2006.

(4)	See “Compensation Discussion and Analysis — Executive Compensation Decisions for Fiscal Year 2007” for a discussion of how the bonus and incentive award amounts were determined.

(5)	Represents the amount recognized for financial statement reporting purposes with respect to the fiscal year ended December 31, 2007 in accordance with SFAS 123R for awards of options under our 1997 Stock Option Plan, as amended. The following table summarizes the assumptions used in the valuation of option awards.

								2007 Fiscal	2006 Fiscal
		Number of	Assumptions					Year	Year
	Grant	Shares of	Dividend	Risk-Free	Expected		Forfeiture	Compensation	Compensation
Name	Date	Stock Granted	Yield Rate	Rate	Term	Volatility	Rate	Cost	Cost
V. Gupta	05/03/2002	500,000	—%	2.87%	4.67	89.06	—	$—	$10,317
	07/24/2003	600,000	—	2.87	4.67	89.06	—	39,728	270,226
	03/10/2005	500,000	1.71	4.42	7.50	76.99	—	707,010	707,003
E. Mallin	05/03/2002	20,000	—	2.87	4.67	89.06	—	—	413
	07/24/2003	50,000	—	2.87	4.67	89.06	—	3,312	22,518
F. Vakili	07/24/2003	35,000	—	2.87	4.67	89.06	—	2,321	15,762

(6)	The following tables summarize the benefits included in the “All Other Compensation” column. As described in greater detail under “Compensation Discussion and Analysis — Objectives of Executive Compensation Elements — Benefits and Perquisites,” the Special Litigation Committee reviewed, among other things, certain expense reimbursements and certain other corporate expenditures and concluded that certain reimbursements and corporate expenditures were excessive. Based on its review, the Special Litigation Committee has approved a series of remedial measures relating to perquisites and personal benefits, including a new review and approval process. The Company is in the process of implementing these remedial measures. In light of the Special Litigation Committee’s findings and the incomplete status of implementation of new remedial measures, the Company has taken a conservative approach to the disclosure of perquisites and personal benefits received by the NEOs for fiscal year 2007 and revised the disclosure for fiscal year 2006. The Company has attributed the value of such expenses to the relevant NEO as a perquisite or a personal benefit for purposes of this Annual Report disclosure. See Item 9A, “Controls and Procedures” of this Annual Report for more information on the Special Litigation Committee’s findings and remedial measures.

2007	Mr. Gupta(a)	Mr. Dean	Mr. Mallin	Mr. Vakili	Mr. Longwell
Benefit from Company yacht(b)	$5,836	$—	$—	$—	$—
Benefit from Company automobiles(c)	66,354	—	—	13,022	—
Benefit from Company aircraft(d)	152,903	—	—	2,036	5,588
Benefit from club memberships(e)	63,528	—	—	—	—
Expense reimbursement(f)	156,682	—	—	—	—
Personnel services(g)	124,285	—	—	—	—
Personal legal fees(h)	145,910	—	—	—	—
Prize money in a Company-sponsored contest(i)	—	17,000	—	—	—
Home office allowance(j)	96,000	24,000	96,000	60,000	—
Automobile allowance(k)	—	500	—	—	—
401(k) plan contributions(l)	6,750	6,750	6,750	6,750	6,750

Total	$818,248	$48,250	$102,750	$81,808	$12,338

2006	Mr. Gupta(a)	Mr. Dean	Mr. Mallin	Mr. Vakili
Benefit from Company yacht(b)	$11,376	$—	$—	$—
Benefit from Company automobiles(c)	81,588	—	—	12,968
Benefit from Company aircraft(d)	125,708	—	—	1,884
Benefit from club memberships(e)	67,551	—	—	—
Expense reimbursement(f)	123,512	—	—	—
Personnel services(g)	124,596	—	—	—
Home office allowance(j)	96,000	—	96,000	48,000
Automobile allowance(k)	—	3,000	—	—
401(k) plan contributions(l)	6,600	6,600	6,600	6,600
Executive compensation consultant(m)	10,000	—	—	—

Total	$646,931	$9,600	$102,600	$69,452

(a)	As described under Item 13 “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report, the Company made payments during 2006 and 2007 to Jess Gupta, Mr. Gupta’s son, of approximately $48,000 for rent and $11,000 for condominium association dues for a residence owned by Jess Gupta and used on occasion by Company employees and other persons with a business relationship with the Company. However, after these payments are reduced by (1) amounts attributable to the use of the property for business purposes by Company employees or other persons with a business relationship with the Company, as calculated on a per-day basis using the rates of nearby hotels, and (2) amounts attributable to the use of other properties owned by Mr. Gupta for business purposes by Company employees or other persons with a business relationship with the Company for which the Company was not charged a rental fee, as calculated on a per-day basis using the rates of hotels in comparable locations, no net benefit to Mr. Gupta remains, and therefore no amount has been included in the table above.

(b)	Represents the aggregate incremental cost to the Company during the fiscal year of use of a Company-owned yacht by Mr. Gupta and his guests. We calculated the incremental cost of the use of the yacht by adding the operational cost of the yacht (including fuel, crew cost and catering), the depreciation recorded with respect to the yacht and the interest expenses associated with the yacht, in each case pro-rated based on the number of days spent on board. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(c)	Represents the aggregate incremental cost to the Company during the fiscal year of use of Company-owned or leased automobiles by Messrs. Gupta and Vakili. We calculated the cost of the use of the automobiles by adding the lease payments with respect to Company-leased automobiles, the depreciation recorded with respect to Company-owned automobiles and the insurance premiums. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(d)	Represents the cost to the Company of use of Company-owned fractional ownership interests in aircraft by Messrs. Gupta, Vakili, and Longwell and their respective guests during 2007 and by Messrs. Gupta and Vakili and their respective guests during 2006. With respect to flights undertaken for business purposes, no value has been attributed to additional passengers (including friends, family members and other guests) because the Company is billed for flights by the hour, regardless of the number of passengers, and therefore such passengers add only de minimis cost to such flights. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(e)	Represents payments by the Company during the fiscal year of usage fees, entertainment expenses and other expenses, as well as of one half of periodic dues, in connection with the use by Mr. Gupta, his guests, and Company employees of golf club and country club memberships (the remainder of the periodic dues are paid directly by Mr. Gupta). Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(f)	Represents payments by the Company during the fiscal year of expenses charged by Mr. Gupta to various credit cards for expense reimbursement. The Company reviewed credit cards statements in detail based on the information available, and classified as perquisite entries with respect to which the Company was unable to identify adequate support to conclude that the expenditures were integrally and directly related to the performance of Mr. Gupta’s duties. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(g)	Represents payments by the Company during the fiscal year of salaries and expenses related to the rendering of property management and other services to assist Mr. Gupta including, with respect to 2006, payments by the Company pursuant to a services contract with a company affiliated with a relative of Mr. Gupta. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(h)	Represents payments by the Company during the fiscal year of personal legal fees incurred by Mr. Gupta.

(i)	Represents prize money paid by the Company to Mr. Dean as the winner of a Company-sponsored contest.

(j)	Represents payments by the Company during 2007 with respect to Messrs. Gupta, Dean, Mallin and Vakili and during 2006 with respect to Messrs. Gupta, Mallin and Vakili of costs associated with enabling them to perform their business responsibilities from their homes.

(k)	Represents payments by the Company during the fiscal year of costs associated with the use by Mr. Dean of his personal automobile.

(l)	Represents matching Company contributions to the Company 401(k) plan.

(m)	Represents payments by the Company during 2006 of expenses associated with retaining an executive compensation consultant for Mr. Gupta.

GRANTS OF PLAN-BASED AWARDS

	Estimated Future Payouts Under Non-Equity Incentive Plan
	Awards(1)
Name	Threshold($)	Target($)	Maximum($)
V. Gupta	$375,000	$937,500	$1,500,000
S. Dean	75,000	180,000	300,000
E. Mallin	150,000	360,000	600,000
F. Vakili	120,000	288,000	480,000
J. Longwell	87,500	210,000	350,000

(1)	These columns reflect potential awards under our 2007 Plan. The components of this plan are discussed in more detail under the heading “Compensation Discussion and Analysis — Executive Compensation for Fiscal Year 2007.” Actual payouts for 2007 are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. The grant date for these awards was February 1, 2007 for all NEOs, except with respect to Mr. Gupta, whose award grant date was April 17, 2007.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option	Option
	(#)	(#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price($)	Date
V. Gupta	—	500,000 (1)	12.60	3/10/2015
S. Dean	—	—	—	—
E. Mallin	50,000 (2)	—	8.11	7/24/2008
F. Vakili	35,000	—	8.11	7/24/2008
J. Longwell	—	—	—	—

(1)	These options were granted under the Company’s 1997 Stock Option Plan, as amended, on March 10, 2005. These options will vest 30% on March 10, 2008, 15% on March 10, 2009, 15% on March 10, 2010, 15% on March 10, 2011, 15% on March 10, 2012 and 10% on March 10, 2013. These options have a term of 10 years. Options for 500,000 shares granted on May 3, 2002, expired on May 3, 2007.

(2)	Options for 20,000 shares granted on May 3, 2002, expired on May 3, 2007.
OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2007

Option Awards
	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise
Name	(#)	($)(1)
V. Gupta	600,000	$708,000
S. Dean	—	—
E. Mallin	—	—
F. Vakili	—	—
J. Longwell	—	—

(1)	The “value realized” is calculated based on the difference between the market price of the Company’s common stock on the date of exercise and the exercise price.
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
     The Special Litigation Committee was not able to confirm the Company’s adoption of any policy governing related party transactions prior to December 2004. In that month, the Audit Committee of the Board of Directors approved a new policy requiring pre-approval of any transaction, whether individually or in series, amounting to more than $60,000 (the policy was later changed to allow for any exception to the pre-approval rule in some circumstances). Most of the Company’s payments to related parties had ceased prior to this policy’s adoption. Payments in two categories found by the Special Litigation Committee to be excessive continued: payments for a private residence and payments for a yacht. The private residence payments continued until 2008, and totaled less than $60,000 per year. The payments for a yacht continued for approximately six months following December 2004, and also amounted to less than $60,000. Because these payments totaled less than $60,000 per year, their pre-approval was not required under the new policy.
     The Company continued to make payments to at least one related party in a series of transactions exceeding $60,000, in categories not found by the Special Litigation Committee to be excessive, after December 2004. Those transactions are discussed further below. The Company did not have an effective pre-approval process in place; thus, these transactions generally were not pre-approved by the Audit Committee. The Company’s related persons transaction policy has now been amended, and an effective pre-approval process for material transactions is in place.
     As of December 31, 2007, the Company’s Code of Business Conduct and Ethics required authorization of transactions which involved, or gave the appearance of involving, a conflict of interest, and such authorization had to be provided “in accordance with guidelines set and approved” by the Board of Directors. According to the Code, such a conflict might arise when an employee, officer, or director had “an interest in a transaction involving the Corporation.” In the absence of authorization of such a transaction in accordance with approved guidelines, a waiver of the Code of Business Conduct and Ethics, either by the Board or its Nominating and Corporate Governance Committee, was required.
     Prior to December 2004, the Board of Directors had not established any policy governing related party transactions and, therefore, any such transaction would have required a waiver of the Code of Business Conduct and Ethics. The Special Litigation Committee identified a number of these types of transactions prior to December 2004; however, no waivers of the Code of Business Conduct and Ethics were sought or granted.
     Under the related party transaction policy established by the Audit Committee of the Board in December 2004, transactions that totaled less than $60,000 a year would not require pre-approval by the Audit Committee (and, as such, would not require a waiver of the Code of Business Conduct and Ethics in the absence of such approval). However, the policy did require approval of the Audit Committee of such transactions that exceeded $60,000. If the required approval under these guidelines was not obtained, a wavier of the Code of Business Conduct and Ethics would have been required.
     During the course of its investigation, the Special Litigation Committee determined that at least one related party relationship with transactions in excess of $60,000 occurred after the implementation of the related party transactions policy in 2004, in categories not found by the Special Litigation Committee to be excessive. The Company retained the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. to provide certain legal services. Elliot S. Kaplan, a director of the Company, is a named partner and former Chairman of the Executive Board of Robins, Kaplan, Miller & Ciresi L.L.P. The Company paid a total of $1,679,484 to this law firm during 2007, which included $634,750 for its representation, on a contingent fee basis, of the Company in the Naviant litigation, the settlement of which resulted in net proceeds of $9.9 million to the Company. See Item 3 Legal Proceedings to this Form 10-K. The existence and amounts of these transactions were disclosed to, and reviewed and discussed by the Audit Committee. However, we can not determine if these transactions were approved in strict accordance with the specific requirements of the related party transactions policy as it existed at the time. Because we can not make that determination, we also can not determine whether a waiver of the Code of Business Conduct, with respect to these transactions, was required. No such waiver was sought or granted.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
     3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
No.		Description

*23.1	—	Consent of Independent Registered Public Accounting Firm, filed herewith

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	—	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

infoGROUP Inc.
By:	/s/ THOMAS OBERDORF
Thomas Oberdorf
Executive Vice President and Chief Financial Officer

Dated: March 16, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BERNARD W. REZNICEK Bernard W. Reznicek	Chairman of the Board	March 16, 2009

/s/ BILL L. FAIRFIELD Bill L. Fairfield	Chief Executive Officer (principal executive officer)	March 16, 2009

/s/ THOMAS OBERDORF Thomas Oberdorf	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 16, 2009

/s/ VINOD GUPTA Vinod Gupta	Director	March 16, 2009

/s/ ELLIOT S. KAPLAN Elliot S. Kaplan	Director	March 16, 2009

/s/ GEORGE KRAUSS George Krauss	Director	March 16, 2009

/s/ GARY MORIN Gary Morin	Director	March 16, 2009

/s/ ROGER SIBONI Roger Siboni	Director	March 16, 2009

/s/ JOHN N. STAPLES III John N. Staples III	Director	March 16, 2009

/s/ THOMAS L. THOMAS Thomas L. Thomas	Director	March 16, 2009

/s/ CLIFTON T. WEATHERFORD Clifton T. Weatherford	Director	March 16, 2009