Form 10-K
period 2008-12-31
infoGROUP Inc.
filed 2009-03-16
CIK 879437

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2008
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the last reported sales price of the common stock on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $134.4 million.

As of March 6, 2009 the registrant had outstanding 57,162,188 shares of Common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated into Part III (Items 10, 11, 12, 13 and 14) hereof by reference.

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

•	The Data Group maintains several proprietary databases of information relating to U.S. and international businesses and consumers.

•	The Services Group consists of subsidiaries providing list brokerage and list management, direct mail, database marketing services and e-mail marketing services to large customers.

•	The Marketing Research Group, established in 2006 with our acquisition of Opinion Research Corporation, provides customer satisfaction surveys, employee surveys, opinion polling, and other market research services for businesses and for government.

Data Group

Our database operations are combined into a single business unit, the Data Group. The Data Group is responsible for maintaining our proprietary databases and for developing and marketing products and services stemming from those databases.

Our Proprietary Databases

Business Databases

Our proprietary business databases contain information on nearly 16 million businesses in the United States and Canada, compiled through our proprietary compilation and phone verification processes in Omaha, Nebraska. The business database contains information such as name, address, telephone number, SIC codes, number of employees, business owner and key executive names, credit score and sales volume. We also provide fax and toll free numbers, website addresses, headline news, and public filings including liens, judgments, bankruptcies, and UCC filings. The primary segments within our business database file are:

•	15.5 Million U.S. and Canadian Businesses

•	1.6 Million Bankruptcy Filers

•	12.3 Million Executives and Professionals

•	17.4 Million Global Businesses and 23.4 Million Executives

•	5.5 Million Small Business Owners

•	670,000 Manufacturers

•	2.7 Million Business Addresses with Color Photos

•	284,000 Big Businesses

•	2.3 Million Brand New Businesses

•	365,000 U.S. Houses of Worship

•	2.6 Million Business E-mail Addresses

•	49 Million UCC Filings

•	945,000 Medical Professionals

•	1.3 Million UK Businesses

Our data can be further categorized in a number of other segments such as Executives at Home, Big Businesses and their Corporate Affiliations, Growing Businesses, Places of Interest, Schools and Female Business Owners.

Consumer Databases

Our consumer database contains approximately 220 million individuals and 140 million households and includes hundreds of data elements. Key elements in our database include: name, address, phone number, age, estimated household income, marital status, religion, ethnicity, dwelling type and size, home value, length of residence, and dozens of lifestyle elements. Key segments within our consumer database include:

•	220 Million Consumers

•	16 Million New Movers Per Year

•	2.1 Million New Homeowners Per Year

•	1.6 Million Bankruptcies Per Year

•	140 Million Households

•	67 Million Homeowners

•	143 Million Occupants

•	209 Million Consumer E-mail Addresses

We also maintain a file of Public Filings containing 49 million households and businesses that have filed for bankruptcy, or have tax liens or judgments recorded against them.

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

We have over 600 individuals in the United States compiling and updating our databases from these sources. As a result, the databases change by roughly 65% per year. We spend over $40 million annually to update the databases and related database management systems.

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

Internet-Based Subscription Services for Sales Leads and New Customer Development

Salesgenie.com.  Provides targeted lead generation for sales professionals. Salesgenie offers fast, targeted online access to our databases with advanced filtering, mapping, and scoring capabilities that enable users to zero in on more prospects like their best customers. Salesgenie is available on demand from a laptop or mobile device. Currently subscriptions start at $180 per month per user, with multi-seat packages based on a tiered-pricing structure serving the needs of both small business owners and the sales organizations of large enterprises. The pricing information of our products set forth in this Annual Report reflects current prices and may be subject to future fluctuations and negotiations.

Salesgenie.com/Lite.  This service offers a subset of the full databases with limited search criteria for $90 per month per user.

Marketzone® Gold — Marketing Edition.  Provides on-demand, online access to our database of approximately 14 million businesses combined with the hygiene and data enhancement of existing customer files. Designed for marketing departments who support distributed or large sales forces (50 or more sales representatives), Marketzone Gold combines point-and-click selection of targeted prospects from any web-browser with suppression of existing customers to improve the effectiveness of and cost efficiency of direct marketing campaigns. Direct marketers can use Marketzone Gold to analyze existing customers, identify target markets and develop more successful targeted marketing programs.

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

OneSource Global Corporate and Executive Database.  Provides business and financial information to professionals who need quick access to timely and reliable company, industry, and market intelligence. OneSource’s primary products, the OneSource Business Browsersm products, are password-protected, subscription-based products that provide sales, marketing, finance, and management professionals and consultants with industry and company profiles, research reports, media accounts, executive listings and biographies, and financial information. Our international database spans 200 countries and provides information on approximately 17 million companies and 23 million key decision makers at these companies. The companies featured in our international database include not only large public companies but also well-known private companies.

Credit.net — Business Credit Reports.  Provides access to an unlimited number of business credit reports via the internet. The product is used by customers for making credit decisions, verifying company information, assisting in collection support, and identifying potential new customers. Customers can purchase individual business credit reports for a current price of $14.95 from the Internet or they may select a subscription-based plan offering unlimited access to our business credit reports for a current flat fee of $180 per month per user.

Polk City Directories (formerly infoUSA City Directories and Hill-Donnelly Directories).  Two of our directory divisions, Polk City Directories (CityDirectory.com) and infoUSA City Directories (infousacity.com), now offer bundled subscription packages for under $125 per month per user. These bundled packages include a printed directory on a customer’s immediate region, a DVD on the entire state, and Internet access for all of the U.S.

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

Services Group

The Services Group consists of subsidiaries whose primary focus is helping customers enhance the value of their own customer data or providing full-service marketing solutions. The Services Group consists of the following divisions: List Brokerage and List Management, Donnelley Marketing, Triplex and Yesmail. In January 2008, the Company acquired Direct Media, Inc. which is part of the Services Group.

List Brokerage and List Management Divisions

These divisions includes subsidiaries Walter Karl, Edith Roman, Direct Media, and Millard Group, whose combined operations make them the largest list brokerage/list management providers in the industry for both Business-to-Business and Business-to-Consumer marketers. We provide list brokerage and list management services and an array of database services to a broad range of direct marketing clients. These divisions also specialize in e-mail list management and brokerage, co-registration, lead generation and mobile messaging for an array of off-line and on-line marketers. Our specialized list brokerage services, combined with state-of-the-art technology, allows us to deliver specialized client acquisition solutions and multi-channel marketing strategies.

Donnelley Marketing

Donnelley Marketing is a leading provider of data processing services to the catalog direct marketing industry, with a heritage of over 40 years. Our clients are integrated multi-channel direct marketers who utilize our suite of merge/purge, address hygiene, database management, and data products to reduce promotion expenses and improve response performance. A heavy emphasis on modeling and analytical tools combined with business intelligence reporting are integrated into Donnelley’s suite of products. Donnelley Marketing provides integrated solutions that help our clients gain insight into their customer base and turn that insight into actionable, measurable means of targeting the best audience and increasing profitability.

Triplex — Non-Profit Group

The Triplex division provides data processing services and database management for high-profile political and non-profit organizations. Using infoGROUP’s vast data assets, Triplex is building on its core services by introducing enhanced address hygiene, list rental fulfillment, demographic data, appends, and digital solutions to their specialized clients. The Triplex staff brings a unique knowledge and understanding of this defined vertical.

Yesmail

Yesmail specializes in providing e-mail solutions for a wide range of industries including retail, travel, entertainment, financial, healthcare and consumer packaged goods. The Yesmail product suite, a combination of technology and service solutions, enables marketers to develop highly personalized customer communications programs that drive return on investment through increased sales and/or cost reductions. E-mail marketing has become a critical component of modern marketing and is utilized on a stand-alone basis or as part of an integrated marketing effort. Yesmail stands out as one of the leading, innovative brands in the digital space.

The Yesmail online marketing suite includes a comprehensive mix of technology and service components including:

•	Yesmail Enterprise — A database and e-mail campaign management application for large enterprises with complex data, personalization and integration needs

•	Yesmail Express — A robust, self-serve e-mail campaign management tool for mid-market companies

•	Yesmail Direct — A small-business e-mail campaign management tool

•	Yesmail Database — Integrated marketing database management utilizing infoGROUP’s MarketZone suite of products

•	Yesmail Media — Database enhancement and list growth utilizing infoGROUP data, co-registration, search, list rental and append products

•	Yesmail Consulting — Consulting in the areas of strategic marketing, e-mail creative, data analysis, privacy and deliverability, and best practices

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

Opinion Research

Opinion Research Corporation (“ORC”) has its worldwide headquarters in Princeton, N.J, and offices across the U.S., Europe and the Asia Pacific region. Founded in 1938, ORC offers a comprehensive portfolio of research products and services which provide insight into the attitudes and needs of both consumers and business executives across a range of industries. ORC offers the unique ability to integrate primary research, secondary research, competitive intelligence and expert insight to address client’s strategic issues. The company’s expertise is focused in the areas of Customer Strategies, Market Planning & Development, Employee Engagement, Corporate Brand & Reputation, Competitive Intelligence and On-Demand Business Intelligence. Although ORC serves all industries, it specializes in the financial services, pharmaceuticals, healthcare, information technology and telecommunications and public services sectors.

Globally, ORC operates in Asia, as NWC Opinion Research, with offices in Australia, Singapore, China and Kuala Lumpur; in Europe as ORC International with offices in London and Manchester; and in the Unites States as Opinion Research Corporation and ORC Guideline with offices in Princeton, New York, Chicago, Boston, Washington DC, Minneapolis, Seattle, Toledo and Boise.

ORC is a founding member of the Council of American Survey Research Organizations (CASRO), a member of the European Society for Opinion and Marketing Research (ESOMAR), a member of the Association of Market and Social Research Organizations (AMSRO) in Australia, and a member of the MRS Company Partner Service, a UK-based association for the promotion of professional standards. The Company’s research is seen around the world through the CNN/Opinion Research Corporation Poll® and through its partnership with NYSE Euronext on the annual NYSE Euronext CEO Report which surveys CEOs of the New York Stock Exchange’s listing companies on topics ranging from globalization and governance to strategy and human resources.

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

Sales & Marketing Strategy

We utilized several media options to grow and increase our market share, including direct mail, print, outbound telemarketing, search marketing, online advertising, event sponsorships and television, radio and email marketing. In 2008 we continued these traditional forms of advertising, as well as national and local radio and television campaigns to further build our brand name and drive revenue for our online subscription product, Salesgenie.com. We introduced a long format TV spot, an infomercial, which we tested during the last three months of 2008 for Salesgenie.com. We continue to advertise to promote all our valuable brands through all types of advertising.

To monitor the success of our various marketing efforts, we have incorporated data gathering and tracking systems. These systems enable us to determine which types of advertising brings in the best return, so we can make future investments in these areas and obtain a greater yield from our marketing. Additionally through the use of our database tools, we are working to more efficiently determine the needs of our various client segments and tailor our services to their individual needs. With this system, we plan to strengthen our current customer relationships and continue to support marketing campaigns to attract new clients.

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

We also intend to continue to grow through strategic acquisitions when presented with appropriate opportunities. We have grown through more than 35 strategic acquisitions in the last eleven years. These acquisitions have enabled us to acquire the requisite critical mass to compete over the long term in the database, direct marketing, e-mail marketing and market research industries.

We also are focusing on international growth opportunities. We are now upgrading our international business databases and expanding our own compilation efforts. We have also partnered with content providers worldwide. Our comprehensive international database includes information on approximately 1.1 million large public and private non-U.S. companies in approximately 200 countries. There are over 10.4 million executives represented in our non-U.S. global database, which is constantly updated using several daily news sources to track changes such as executive turnover, mergers and acquisitions, and late breaking company news. We are also putting emphasis on more comprehensive financial information and regulatory filings. Examples include SEC filings, annual reports, analyst and industry reports, and detailed corporate family structure. Additionally, the acquisition of Australia-based NWC Research in July 2007 is helping us grow in the Asia-Pacific region.

As we continue to enhance our international databases, we are aggressively pursuing high growth, emerging markets in the Asia-Pacific region, Western Europe, Australia, and South America. Using London as our international headquarters, we have sales offices in Hong Kong, New Delhi, Sydney and Singapore.

In 2007, we announced our plan to compile a business database in the United Kingdom. This database, created from a variety of publicly available sources, currently contains information on approximately 1.3 million UK businesses, with growth expected to an eventual total of 2.2 million. We are also conducting telephone surveys to businesses in the database to augment the file with a variety of proprietary information, including: trading address, name of the owner or manager, number of employees per location, web site address (URL), email addresses, years established, and whether the business is a single location or part of a larger company. We plan to market this database to small and large customers in the form of customized list products, online access, subscription services, and license agreements to value added resellers.

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

Employees

As of December 31, 2008, we employed 4,771 persons on a full-time equivalent basis. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

Executive Officers of the Registrant

The executive officers of infoGROUP (including each of their titles, business experience for the past five years and ages) are set forth below.

Name	Age	Position

Bill L. Fairfield	62	Chief Executive Officer (Principal Executive Officer)
Thomas Oberdorf	51	Executive Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)
Thomas J. McCusker	65	Secretary and Executive Vice President for Business Conduct and General Counsel
Stormy L. Dean	51	Executive Vice President/General Manager, Database Group Sales
Edward C. Mallin	58	President, Services Group
Gerard Miodus	52	President, Opinion Research
Dr. Greg Mahnke	57	President, Macro International

Bill L. Fairfield was appointed Chief Executive Officer of the Company on August 20, 2008 and served as Chairman of the Board from July 16, 2008 to August 20, 2008. He has served as a director of the Company since November 2005. Mr. Fairfield currently serves on the Board of Directors and is Chairman of the Audit Committee of The Buckle, Inc., a retailer of casual apparel, footwear and accessories for young men and women based in Kearney, Nebraska. From 2002 to 2004, Mr. Fairfield was the Executive Vice President of Sitel Corporation, a global provider of outsourced customer support services based in Omaha, Nebraska, and from 1991 to 2000, Mr. Fairfield was President and Chief Executive Officer of Inacom Corp., an Omaha-based technology management services company. Prior to 1991 Mr. Fairfield was Chief Executive Officer of Valcom, the predecessor company to Inacom Corp. Mr. Fairfield holds a B.S. in Industrial Engineering from Bradley University and an M.B.A. from the Harvard Graduate School of Business.

Thomas Oberdorf was hired as Executive Vice President and Chief Financial Officer in December 2008. Mr. Oberdorf previously served as Chief Financial Officer and Treasurer for Getty Images, Inc. from 2006 to 2008. He held the position of Senior Vice President, Chief Financial Officer, and Treasurer of CMGI, Inc. from 2002 to 2006 and the position of Senior Vice President and Chief Financial Officer of BeMusic Direct of Bertelsmann Music Group (BMG Music) from 1999 to 2001. Prior to his work at BMG Music, Mr. Oberdorf served in a number of leadership roles at Reader’s Digest Association, Inc. from 1981 to 1999, last serving as the Vice President, Global

Books and Home Entertainment — Finance. Mr. Oberdorf holds a B.S. in Accounting from Boston College and an E.M.B.A. from the University of New Haven. Since 2004, Mr. Oberdorf has served on the Board of Directors of UFP Technologies, a public company which specializes in fabricating specialty forms, plastics, and natural fiber materials into packaging, components, and end products.

Thomas J. McCusker was hired as Executive Vice President for Business Conduct and General Counsel in December 2008 and was appointed Secretary in January 2009. Mr. McCusker previously served for fourteen years as Executive Vice President and General Counsel for Mutual of Omaha Insurance Company. Prior to joining Mutual of Omaha Insurance Company, he was a partner with the law firm of Kutak Rock LLP. He began his legal career with Cravath, Swaine & Moore LLP in New York City. Mr. McCusker is a Cum Laude graduate of the University of Notre Dame and a Cum Laude graduate of the University of Notre Dame School of Law.

Stormy L. Dean is currently serving as Executive Vice President/General Manager of Database Group Sales, a position to which he was appointed effective in December 2008. He previously served as Chief Financial Officer from February 2006 and as the Principal Accounting Officer of the Company since December 2005. Mr. Dean has been employed by the Company since 1995, except during the period from October 2003 to August 2004. He served as Chief Financial Officer of the Company from January 2000 through October 2003, as the Corporate Controller from September 1998 until January 2000 and as the acting Chief Financial Officer from January 1999 to August 1999. From August 1995 to September 1998, Mr. Dean served as the Company’s tax director. Mr. Dean holds a B.S. in Accounting from the University of Nebraska at Omaha, an M.B.A. from the University of Nebraska at Omaha, and a Certified Public Accountant certificate.

Edward C. Mallin has served as President of the Services Group since January 2007. Prior to that Mr. Mallin served as President of The Donnelley Group since August 2005, as President of Walter Karl since June 1998, as Executive Vice President of the National Accounts Division from January 1997 to June 1998 and as President of Compilers Plus from January 1990 to May 1998. In addition, he was President and partner of Compilers Plus prior to its acquisition by the Company in January 1990. Mr. Mallin holds a B.A. in History with a minor in Economics from the University of Bridgeport and a Masters in Business Administration and Planning from New York University.

Gerard Miodus has served as President of Opinion Research Corporation (ORC) since its acquisition by infoGROUP in December 2006. Mr. Miodus has been with Opinion Research since 1982, serving in a wide variety of management positions. Prior to his appointment as President, he served as Managing Director, Executive Vice President for the U.S. Region. Before that, Mr. Miodus held the positions of Managing Director of Research Services and Managing Director of Information Services. Mr. Miodus holds a B.S. in Economics from Michigan State University.

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

Website Information

We maintain websites at www.infoGROUP.com and www.infoUSA.com. Contents of the websites are not part of, or incorporated by reference, into this Annual Report. We have made available free of charge on our www.infoGROUP.com website all annual and quarterly reports, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we have filed such material with, or furnished it to, the SEC.

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

The Special Litigation Committee’s investigation, the SEC’s investigation and the Derivative Litigation have resulted in significant fees, costs and expenses, diverted management time and resources, and could have a material adverse effect on our business, financial condition and results of operations.

We have incurred significant professional fees, expenses and other costs in connection with the Special Litigation Committee’s investigation, responding to and cooperating with the SEC’s investigation, and in defending against and settling the Derivative Litigation, each of which is described in Item 3, “Legal Proceedings” of this Annual Report. As of December 31, 2008, the Company has incurred approximately $26.6 million in expenses related to these matters (including advancement of legal fees to individuals pursuant to our indemnification obligations). These expenses include approximately $3.0 million in 2007 and approximately $23.6 million in 2008. In addition, our Board of Directors, management and employees have expended a substantial amount of time in connection with these matters, diverting resources and attention that would otherwise have been directed toward our operations and implementation of our business strategy. We expect to continue to spend additional time and incur additional professional fees, expenses and other costs in responding to and cooperating with the SEC’s investigation. In addition, if the SEC were to conclude that an enforcement action is appropriate as a result of its investigation, we may divert even greater amounts of time from our management, Board of Directors and employees, and incur even greater fees, expenses and costs, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our potential indemnification obligations and limitations of our director and officer liability insurance may have a material adverse impact on our financial condition and results of operations.

Under Delaware law, our charter and bylaws and certain indemnification agreements between us and certain of our current and former directors and officers, we have an obligation to advance legal expenses and may have an obligation to indemnify our current and former directors and officers with respect to the SEC investigation. As the Company’s bylaws provide for indemnification to the fullest extent permitted by applicable law, the Company’s indemnification obligations of former or current directors and officers who are found to have committed securities violations will remain in effect, to the extent current or future applicable law permits indemnification. We have already exceeded our coverage limits under our directors and officers liability policy for matters relating to the SEC investigation and therefore we will not be reimbursed by our insurers for any remaining related indemnification obligations.

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

We provide marketing information and services to our customers in a variety of formats, including printed formats, DVD, and electronic media via the Internet. Advances in information technology may result in changing customer preferences for products and product delivery formats. If we do not successfully adapt our products and services to take advantage of changes in technology and customer preferences, our business, financial condition and results of operations would be adversely affected.

We must identify customer preferences and develop and offer products to meet their preferences to replace declining revenue from traditional direct marketing products and services.

One of our primary growth strategies is to improve our organic growth. We believe that much of our future growth prospects will rest on our ability to identify customer preferences and to continue to expand into newer products and services. For example, key to this is our effort to replace declining revenue from traditional direct marketing products and services with revenue from our on-line Internet subscription services. In the past 2 years we invested approximately $14 million on capital related to Internet technology to develop subscription-based new customer development services for businesses and sales people. We believe delivery of information via the Internet is or will be the preferred method by our customers. If we miss customer preference trends or customers are not willing to switch to or adopt our new products and services, such as our Internet subscription services, our ability to increase revenues or replace declining revenues of older products will be impaired.

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

Our strategy to continue to grow through strategic acquisitions may result in unsuccessful integration of future acquired businesses and harm to our financial results.

We have been an acquisitive company, growing through more than 35 strategic acquisitions in the last eleven years. We believe these acquisitions have enabled us to acquire the requisite critical mass to compete over the long term in the database, direct marketing, e-mail marketing and market research industries. Each of these acquisitions presented challenges in financing the purchase and integrating the acquired businesses on a profitable basis. We intend to continue to pursue strategic acquisitions when presented with appropriate opportunities. Any acquisitions we undertake increases the risks of unsuccessful integration of the acquired businesses, increasing the potential of harm to our financial results from this growth strategy.

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

Our ability to increase our revenues will depend in part on the success of the expansion of our international business.

We have begun expanding internationally, and plan to expand in high growth, emerging international markets. We have focused on upgrading our international business databases, expanding our own compilation efforts and aggressively pursuing markets in the Asia-Pacific region.

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

During 2008, we received approximately $69 million of our revenues from our international operations. If we do not implement the expansion of our international business successfully, these international revenues may not grow meaningfully, thereby impairing our ability to increase our overall revenues. Some of the above factors may cause our international costs to exceed our domestic costs of doing business. Failure to adequately address these risks could decrease our profitability and operating results.

Our contracts with the U.S. federal government grant the government rights that are typically not found in commercial contracts and that could adversely affect our revenues and income.

We have approximately 200 active contracts and task orders with the U.S. federal government. There are inherent risks in contracting with the U.S. federal government which could have an adverse effect on our business. All contracts with the U.S. federal government contain provisions, and/or are subject to laws and regulations, that give the government rights and remedies not typically found in our commercial contracts, including rights that allow the government to:

•	claim rights in and ownership of products and systems that we produce;

•	adjust contract costs and fees on the basis of audits completed by its agencies;

•	suspend or debar us from doing business with the U.S. federal government; and

•	release information obtained from us in response to a Freedom of Information Act request.

Government contractors are often subject to enhanced scrutiny with respect to corporate governance and other measures of business conduct. Matters arising from the Derivative Litigation and the SEC investigation may adversely effect the Company’s reputation in this regard, which in turn could jeopardize our government-contracting business.

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

We are leveraged. If we are unable to service our debt as it becomes due or if we violate the covenants contained in our existing Credit Facility, our business would be harmed.

As of December 31, 2008, we had total indebtedness of approximately $300.6 million. Substantially all of our assets are pledged as security under the terms of our existing Credit Facility.

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

The Credit Facility contains several financial covenants with which we must comply. If our assets are determined to be impaired to a sufficient degree, or if our operating performance deteriorates significantly, we might be in default under the Credit Facility. There is no assurance that in such a situation we would be able to amend the Credit Facility or be able to secure alternate financing.

In 2008, we asked and received waivers of events of default from the lenders because we were delayed in filing our Annual Report on Form 10-K for the year ended December 31, 2007 and our 2007 first and second quarter

Form 10-Qs. The covenants in the Credit Facility require us to be current on our SEC filings and deliver certain financial statements to the lenders. If we are unable to do so in the future, there is no assurance that we can amend the Credit Facility to avoid having to meet this requirement or receive a waiver from lenders, and the Credit Facility may become immediately due and payable.

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

At December 31, 2008, the term loan of the Amended 2006 Credit Facility had a balance of $170.5 million, bearing an average interest rate of 3.46%. The revolving line of credit had a balance of $86.5 million, bearing an interest rate of 4.81%, and $88.5 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the Amended 2006 Credit Facility.

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

In recent months, LIBOR rates have experienced unprecedented short-term volatility due to disruptions occurring in global financial and credit markets. During this period, LIBOR rates have experienced substantial short-term increases. Increases in LIBOR rates increase the interest expense that we incur under the Amended 2006 Credit Facility. Because nearly all our debts are at variable rates, any significant changes to interest rates may adversely impact our earnings and cash flow. (See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.)

Further, the Company has executed four amendments to the Amended 2006 Credit Facility. In the current market environment, financial institutions are using the request for an amendment or waiver as an opening to renegotiate terms, including pricing, to reflect what the institutions consider to be market conditions. If the Company finds it necessary to seek an amendment or waiver, we may be required to consent to higher pricing margins and/or more restrictive financial or operating covenants in order to obtain approval of the amendment or waiver. Such amended terms could have an adverse effect on our financial or operational performance.

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

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting units are the Company’s reporting segments. The fair value of the reporting unit is impacted by the performance of the business. If it is determined that the goodwill has been impaired, the Company must write down the goodwill by the amount of the impairment, with a corresponding charge to earnings. Such write downs could have a material adverse effect on our results of operations or financial position.

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

Deferred income taxes represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate capital gains. If based on available information, it is more likely than not that deferred income tax assets will not be realized a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

Our headquarters are located in a 157,000 square foot facility in Omaha, Nebraska, where we perform sales and administrative activities. Administration and management personnel are also located in a 24,000 square foot facility in Omaha, Nebraska, which is adjacent to our headquarters. In 2006, we completed a 8,750 square foot training facility within walking distance of our headquarters. We have three locations in Carter Lake, Iowa. Our order fulfillment and printing operations are located within our 27,000 square foot building, shipping is conducted at our 18,500 square foot warehouse, and data center operations are split between our 27,000 square foot facility and our adjacent 32,000 square foot building; all of which are located within 15 miles of our headquarters. Data compilation, telephone verification, data and product development, and information technology services are conducted at our recently expanded 176,000 square foot Papillion, Nebraska facility which is located within 5 miles of our headquarters. Donnelley Marketing sales operations are performed in a 30,000 square foot location in Marshfield, Wisconsin. We own these facilities, as well as adjacent land at certain locations for possible future expansion.

We lease sales office space and research facilities at over 85 different locations in the United States, Canada, the United Kingdom, Australia and other countries.

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

In November 2007, the Company received a request from the Denver Regional Office of the Securities and Exchange Commission (“SEC”) asking the Company to produce voluntarily certain documents as part of an SEC investigation. The requested documents relate to the allegations made in the Derivative Litigation, as well as related party transactions, expense reimbursement, other corporate expenditures, and certain trading in the Company’s securities. The Special Litigation Committee, the formation and activities of which are described in more detail below, has reported the results of its investigation to the SEC. The SEC has issued subpoenas to the Company and a number of its current and former directors and officers, and the Company intends to continue to cooperate fully with the SEC’s requests. Because the investigation is ongoing, the Company cannot predict the outcome of the investigation or its impact on the Company’s business.

In December 2007, the Company’s Board of Directors formed a Special Litigation Committee (the “SLC”) in response to the Derivative Litigation and the SEC’s investigation. The SLC, which consisted of five independent Board members, conducted an investigation of the issues in the Derivative Litigation and the SEC’s informal investigation, as well as other related matters. Based on its review, the SLC determined, on July 16, 2008, that various related party transactions, expense reimbursements and corporate expenditures were excessive and, in response, approved a series of remedial actions. The remedial actions are set forth in Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, which was filed on March 16, 2009.

The SLC conducted settlement discussions on behalf of the Company with all relevant parties, including the current and former directors of the Company named in the suit, Vinod Gupta and the Plaintiffs. On August 20, 2008, all relevant parties entered into a Stipulation of Settlement, the material terms of which are set forth in the Company’s Current Report on Form 8-K/A filed on August 22, 2008. A number of remedial measures were adopted and implemented in conjunction with the Stipulation of Settlement.

Under the terms of the Stipulation of Settlement, Vinod Gupta resigned as Chief Executive Officer of the Company on August 20, 2008. Mr. Gupta and the Company entered into a Separation Agreement and General Release dated August 20, 2008 (the “Separation Agreement”), under which Mr. Gupta granted a release of certain claims against the Company related to the Derivative Litigation and the SLC’s investigation and received the right to severance payments totaling $10.0 million (contingent on Mr. Gupta adhering to certain requirements in the Separation Agreement and Stipulation of Settlement). The Company also granted a release of certain claims against Mr. Gupta related to the Derivative Litigation and the SLC’s investigation. The first severance payment in the amount of $5.0 million, which was due within sixty days of execution of the Separation Agreement, was paid by the Company to Mr. Gupta on October 17, 2008.

Pursuant to the Stipulation of Settlement, Mr. Gupta has agreed to pay the Company $9.0 million incrementally over four years. This receivable was recorded within equity as a note receivable from shareholder on the consolidated balance sheet. The corresponding contribution was reduced by $2.5 million for federal and state income taxes and was recorded within paid-in capital on the consolidated balance sheet. Mr. Gupta’s first payment to the Company, in the amount of $2.2 million, was received on January 6, 2009.

On November 7, 2008, the Court entered an Order and Final Judgment approving all the terms of the Stipulation of Settlement and dismissing the Derivative Litigation with prejudice. The Court’s order also awarded Plaintiffs’ counsel fees of $7 million and expenses in the amount of $210,710, all paid by the Company in December 2008.

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

The 2008 Annual Meeting of Stockholders of the Company was held on October 23, 2008. At the Annual Meeting, the stockholders voted on the following matters:

1. The stockholders elected the following persons to serve as directors of the Company for a term of three years, expiring in 2011 (by the following share votes):

Bernard W. Reznicek	FOR: 50,609,040	WITHHELD: 1,450,275
John N. Staples III	FOR: 47,103,045	WITHHELD: 4,956,270
Clifton T. Weatherford	FOR: 50,068,093	WITHHELD: 1,991,222

2. The stockholders voted on the approval of an amendment to the infoUSA 2007 Omnibus Incentive Plan. The amendment to the plan was approved. The voting was as follows:

FOR: 47,530,846  AGAINST: 432,443  ABSTAIN: 820,178  BROKER NON-VOTE 3,275,848

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.0025 par value, is traded on the NASDAQ Global Select Market under the symbol “IUSA.”

The following table sets forth the high and low sales prices for our common stock during each quarter of 2008 and 2007. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

Common stock

	High	Low

2008
Fourth Quarter	$6.66	$2.30
Third Quarter	$7.70	$3.80
Second Quarter	$6.29	$3.78
First Quarter	$9.52	$6.04
2007
Fourth Quarter	$10.66	$8.45
Third Quarter	$10.65	$9.05
Second Quarter	$11.30	$9.11
First Quarter	$12.30	$9.01

On March 6, 2009, the last reported sale price in the NASDAQ National Market for our Common stock was $2.61 per share. As of March 6, 2009, there were 107 stockholders of record of the Common stock, and an estimated additional 3,200 stockholders who held beneficial interests in shares of common stock registered in nominee names of banks and brokerage houses.

On March 5, 2007, we paid a cash dividend of $0.25 per common share and a special dividend of $0.10 per common share to stockholders of record on February 16, 2007. On March 5, 2008, we paid a cash dividend of $0.35 per common share to stockholders of record on February 18, 2008.

On January 30, 2009, the Board of Directors voted to eliminate the dividend that is typically paid at the beginning of our fiscal year. Any decision to pay future dividends will be made by the Board of Directors. No assurance can be given that dividends will be paid in the future since they are dependent on our earnings, cash flows from operations and financial condition and other factors. The Credit Facility has certain restrictions on the ability to declare dividends on our common stock.

PERFORMANCE GRAPH

The following Performance Graph compares the cumulative total return to stockholders of the Company’s common stock from December 31, 2003 to December 31, 2008 to the cumulative total return over such period of (i) The Nasdaq Stock Market (U.S. Companies) Index, and (ii) the S&P Data Processing & Outsourced Services Index. The performance graph is not necessarily indicative of future investment performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
AMONG INFOGROUP INC., NASDAQ STOCK MARKET INDEX, AND
S&P DATA PROCESSING OUTSOURCED SERVICES INDEX

	31-Dec-03	31-Dec-04	31-Dec-05	31-Dec-06	31-Dec-07	31-Dec-08
infoGROUP common stock	$100.00	$151.01	$150.36	$167.04	$129.52	$71.91
NASDAQ (U.S. Companies)	$100.00	$108.84	$111.16	$122.11	$132.42	$63.80
S&P Data Processing & Outsourced Services Index	$100.00	$105.44	$111.25	$122.77	$125.36	$87.55

*	Assumes $100 invested on December 31, 2003 in infoGROUP Inc. common stock, Nasdaq Stock Market (U.S. Companies) Index, and S&P Data Processing & Outsourced Services Index.

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

The following selected consolidated financial data as of the end of, and for each of the years in the five-year period ended, December 31, 2008 are drawn from our audited Consolidated Financial Statements and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report. We have made several acquisitions since 2003 that would affect the comparability of historical data. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The audited Consolidated Financial Statements as of December 31, 2008 and 2007, and for each of the years in the three-year period ended December 31, 2008, are included elsewhere in this Annual Report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
		(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net sales	$738,270	$688,773	$434,876	$383,158	$344,859
Costs and expenses:
Cost of goods and services	311,653	276,165	116,485	108,106	102,838
Selling, general and administrative(1)	356,520	287,084	224,918	183,458	171,306
Depreciation and amortization of operating assets	24,389	21,502	14,020	12,818	14,062
Amortization of intangible assets	17,524	17,495	14,909	18,098	15,875

Total costs and expenses	710,086	602,246	370,332	322,480	304,081

Operating income	28,184	86,527	64,544	60,678	40,778
Other income (expense):
Investment income (loss)(2)	1,660	617	(7)	(75)	66
Interest expense	(18,143)	(20,995)	(11,410)	(11,552)	(9,137)
Other income (charges)(3)	(1,434)	599	112	115	(2,935)

Income before income taxes	10,267	66,748	53,239	49,166	28,772
Income tax expense	5,456	25,806	19,939	17,659	10,934

Net income	$4,811	$40,942	$33,300	$31,507	$17,838

Basic earnings per share	$0.08	$0.73	$0.61	$0.59	$0.34

Diluted earnings per share	$0.08	$0.73	$0.60	$0.58	$0.33

Dividends paid	$0.35	$0.35	$0.23	$0.20	$—

Weighted average shares outstanding — basic	56,760	55,809	54,974	53,850	52,851

Weighted average shares outstanding — diluted	56,774	55,976	55,340	54,040	53,564

	December 31,
	2008	2007	2006	2005	2004

Consolidated Balance Sheet Data:
Working deficit	$(15,249)	$(28,973)	$(34,949)	$(63,108)	$(56,737)
Total assets	815,283	812,641	749,575	543,767	509,436
Long-term debt, including current portion	300,644	283,227	259,890	148,006	196,226
Stockholders’ equity	248,873	268,526	234,158	197,867	171,475

(1)	During 2008 and 2007, we recorded $34.3 million and $3.0 million, respectively in charges related to the Derivative Litigation and the Special Litigation Committee’s investigation.

(2)	During 2008, we recorded investment income totaling $1.6 million which primarily included a gain on sale of a marketable security.

(3)	During 2008, we recorded other charges totaling $1.4 million which primarily included: (a) charges of $2.4 million for an other-than-temporary decline in the value of marketable and non-marketable equity investments, offset by (b) income of $1.0 million primarily for foreign currency gains.

During 2004, we recorded other charges totaling $2.9 million which primarily included: (a) $0.6 million for non-amortized debt issue costs and a $1.5 million premium to purchase $30.0 million of our 9 1/2% Senior Subordinated Notes, (b) $0.1 million for non-amortized debt issue costs for a prior credit facility as a result of the financing of a new credit facility in March 2004, and (c) $1.0 million for an other-than-temporary decline in the value of a non-marketable equity investment.

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

General

Overview

We report results in three segments: the Data Group, the Services Group, and the Marketing Research Group. We believe that by organizing all of our businesses that sell proprietary content into a single segment, we can effectively deploy sales and marketing resources. We also believe that this organization creates opportunities for cross selling proprietary databases under one brand name.

On June 1, 2008, we changed our Company name from infoUSA Inc. to infoGROUP Inc. (the “Company” or “infoGROUP” or “we”). We are a Delaware corporation incorporated in 1972.

Our key strategic initiatives for 2009 include:

•	Continuing our focus on improved corporate governance, including operating under our recently revamped formal policies, functioning under the guidance of our restructured majority independent Board and working with our new management team.

•	Continuing and expanding our initiatives of outreach, transparency and communications with our shareholders and the entire investment community.

•	Accelerating our organic, profitable growth by leveraging our leadership position as a data provider across our subsidiaries, creating both internal and external strategic alliances to add value to new and existing customers, and capitalizing on our existing cross selling opportunities among subsidiaries. We anticipate concentrating our efforts on these opportunities for internal growth, instead of pursuing revenue growth primarily through acquisitions.

•	Reinvesting in the business to expand our product offerings, particularly in the integrated digital realm. We plan to provide our customers new products and services, including more internet based and interactive marketing solutions.

•	Improving our financial foundation, by taking costs out of the business (without jeopardizing service to our customers), continuing to aggressively reduce our debt levels and leveraging our high margin products to increase profitability.

Financial Performance

Operating income for 2008 was $28.2 million, or 4% of net sales, down from $86.5 million, or 13% of net sales, for 2007. The primary reason for the decrease in operating income was the result of $34.3 million in non-

recurring charges incurred during 2008 related to the Derivative Litigation and the Special Litigation Committee’s investigation, as described in Item 3, “Legal Proceedings.” These charges included $23.6 million in legal expenses and professional fees and $10.7 million in severance payments primarily to the former CEO of the Company, Vinod Gupta, in connection with the Stipulation of Settlement entered into on August 20, 2008 by the parties to the Derivative Litigation. The Company also incurred $16.7 million in charges during 2008 for the impairment, write-down and loss on sale of assets of $11.5 million, facility closure costs of $2.0 million and severance costs associated with the restructuring of Guideline and Direct Media of $1.7 million and $1.5 million, respectively.

Mergers and Acquisitions

Internal revenue growth is our primary objective. However, we still pursue opportunities for strategic acquisitions when presented with appropriate opportunities. As described in the notes to the accompanying consolidated financial statements, we acquired Direct Media, Inc. in 2008, a provider of list brokerage and list management services, and the following entities in 2007: (1) expresscopy.com, a provider of printing and mailing services (2) Guideline, Inc., a provider of customer business and market research and analysis (3) NWC Research, a provider of research services, (4) SECO Financial, a provider of financial services industry marketing, and (5) Northwest Research Group, a provider of research services.

We work to integrate the operations of the acquired companies into existing operations as resources and business constraints permit. Due to recent and potential future acquisitions, future results of operations may vary from and may not be directly comparable to historical data.

Summary of Acquisitions

Through acquisitions, we have increased our presence in the consumer marketing information industry, greatly increased our ability to provide data processing and e-mail marketing solutions, increased our presence in list management and list brokerage services and broadened our offerings of business and consumer marketing information. Additionally, most recently we have added research businesses to complement our existing services. The following table summarizes the more significant acquisitions since January 1, 2004:

		Principal
		Business	Type of		Transaction
Acquired Company	Key Asset	Segment	Acquisition	Date Acquired	Value(1)
					(In millions)

Triplex	Data processing services	Services Group	Stock purchase	February 2004	8
Edith Roman	List brokerage and management services	Services Group	Stock purchase	June 2004	14
OneSource	International database and Internet browser applications	Data Group	Stock purchase	June 2004	109
@Once	E-mail solutions provider and e-mail list business	Services Group	Asset purchase	January 2005	8
Millard Group	List brokerage and management services	Services Group	Stock purchase	November 2005	14
Mokrynskidirect	List brokerage and management services	Services Group	Asset purchase	June 2006	7
Digital Connexxions Corp.	E-mail solutions provider and e-mail list business	Services Group	Asset purchase	October 2006	4
Rubin Response Services, Inc.	List brokerage and management services	Services Group	Asset purchase	November 2006	2
Opinion Research Corporation	Social and market research services	Research Group	Stock purchase	December 2006	132
expresscopy.com	Printing and mailing services	Data Group	Asset purchase	June 2007	8
NWC Research	Social and market research services	Research Group	Asset purchase	July 2007	8
Guideline, Inc.	Market research services	Research Group	Stock purchase	August 2007	39
Northwest Research Group	Market research services	Research Group	Asset purchase	October 2007	2
SECO Financial	Financial services industry marketing	Data Group	Asset purchase	October 2007	1
Direct Media, Inc.	List brokerage and management services	Services Group	Asset purchase	January 2008	18

(1)	Transaction value includes total consideration paid including cash paid, debt and stock issued plus long-term debt repaid or assumed at the date of acquisition as well as subsequent purchase price adjustments.

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

Fiscal Year	Amount

2004	$15,875
2005	18,098
2006	14,909
2007	17,495
2008	17,524

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

List management revenue is recognized net of costs upon shipment of the list to the third party. List brokerage revenue is recognized net of costs upon verification from third party of the actual list used and shipped. List brokerage revenue is recognized on a net basis because the Company acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis.

Data processing and e-mail customer retention solution revenues are billed on a time and materials basis, with the recognition of revenue occurring as the services are rendered to the customer.

Revenue from the licensing of the Company’s data to third parties and the sale of the Company’s subscription-based products are recognized on a straight-line basis over the life of the agreement, when the Company commits to provide the customer either continuous data access (i.e. “24/7” access via the Internet) or updates of data files over a period of time. Licenses and subscriptions are evidenced by written contracts. The Company also licenses data to customers with no such commitments. In those cases, the Company recognizes revenue when the data is shipped to the customer, provided all revenue recognition criteria have been met.

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

Revenue for our retainer contracts are charged to customers on a fixed monthly subscription fee basis to access On-Demand Business Research services, and revenues are recognized ratably over the term of each subscription. Retainer fees are required to be paid in advance by customers on either a monthly, quarterly or annual basis, and all billed amounts relating to future periods are recorded as deferred revenue on the Company’s balance sheet.

Revenue for our deposit contracts are charged to customers on a fixed annual fee basis, which entitles them to access any of the Company’s service offerings throughout the contract period, up to the total amount of the annual deposit fee. Since deposit account customers can “spend” their contract fee at any time within the annual contract period, deposit account revenues are only recognized within the contract period as services are actually provided to customers, with any unused deposit amounts recognized as revenue in the final month of the contract. As with retainer fees, deposit contract fees are required to be paid in advance, primarily annually, and any billed amounts relating to future periods are recorded as deferred revenue on the Company’s balance sheet.

Unbilled receivables are invoiced based upon the achievement of specific events as defined by each contract including deliverables, timetables and incurrence of certain costs. Unbilled receivables are classified as a current asset. Reimbursements of out-of-pocket expenses are included in revenues with corresponding costs incurred by the Company included in cost of revenues.

The Company assesses collectibility of revenues and the Company’s allowance for doubtful accounts based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from the Company’s customers. An allowance for doubtful accounts is established to record the Company’s trade accounts receivable at estimated net realizable value. If the Company determines that collection of revenues are not reasonably assured at or prior to the delivery of the Company’s products, the Company recognizes revenue upon the receipt of cash. Cash-basis revenue recognition periodically occurs in those cases where the Company sells or licenses its information products to a poorly capitalized company. However, sales recognized on this basis are not a significant portion of the Company’s total revenues.

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

Because we expense the costs of maintaining and verifying our existing database, we believe that our balance sheet does not include an asset for the value of our database. We believe that our databases of consumer and business information are valuable intellectual property assets. Our success in marketing our products and services depends, in large part, on our ability to maintain an accurate and reliable database of business and consumer information.

Valuation of long-lived and intangible assets and goodwill.  We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we considered important, which could trigger an impairment review, included the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price; and

•	our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on estimated fair value of the assets. Net property and equipment, net intangible assets, long-lived assets, and goodwill amounted to $594.2 million as of December 31, 2008.

Impairment of Goodwill

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

We completed a goodwill impairment test as of October 31, 2008 and 2007, respectively. Additionally, in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we concluded that events had occurred and circumstances had changed during the fourth quarter of 2008, which required us to perform an interim period goodwill impairment test as of December 31, 2008. During the fourth quarter of 2008, we experienced a significant decline in market capitalization due to an overall decline in economic conditions.

At December 31, 2008, we had three reporting units that had goodwill and therefore required testing pursuant to SFAS 142. The three reporting units represent the Company’s reporting segments.

We considered both the income approach and the market approach in assessing the fair value of each reporting unit. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, and discount rates. As a result of the deterioration of the economic conditions in the United States in the second half of 2008, the projections used took into account current economic factors and the effect on future revenue and operating income. We used the Gordon growth model to calculate residual values. The Gordon growth model refers to the concept of taking the residual year cash flow and determining the value of a growing, perpetual annuity. The long-term growth rate used for each reporting unit ranged between 2.5% and 3.0%. The Company used weighted-average costs of capital ranging between 12.7% and 15.8% in its discounted cash flows analyses. Under the market approach, several relative pricing measures for comparable companies are examined to determine a fair value for each reporting unit. We determined that the fair value of the reporting units under both approaches as of December 31, 2008, October 31, 2008 and October 31, 2007 exceeded its carrying amount. Thus, the goodwill of these reporting units was not impaired. Future adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in non-cash impairment charges in future periods under SFAS 142.

Impairment of Intangible and Other Assets

We assessed the impairment of long-lived assets and intangible assets as of December 31, 2008 as required pursuant to Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). As a result of the declining profitability of expresscopy.com, SECO Financial and infoUK, recoverability tests were performed for these asset groups. These tests included comparisons of undiscounted cash flows to the current carrying values of the each asset group. Since the carrying values exceeded the undiscounted cash flows, an impairment was recognized and allocated between all long-lived assets within each asset group. Impairments for the year ended December 31, 2008 for expresscopy.com, SECO Financial and infoUK were $2.5 million, which included $1.1 million for impairments of property and equipment, $0.2 million and $2.7 million, respectively. In addition, the Company recorded an impairment of $0.6 million for a OneSource database and $0.9 million for development costs for a Salesgenie product no longer being utilized.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from the statement of operations data expressed as a percentage of net sales. The amounts and related percentages may not be fully comparable due to our acquisitions in 2006, 2007 and 2008.

	Year Ended December 31,
	2008	2007		2006

Consolidated Statements of Operations Data:
Net sales	100%		100%	100%
Costs and expenses:
Cost of goods and services	42		40	27
Selling, general and administrative	48		41	52
Depreciation and amortization of operating assets	3		3	3
Amortization of intangible assets	3		3	3

Total operating costs and expenses	96		87	85

Operating income	4		13	15
Other expense, net	(2)		(3)	(3)

Income before income taxes	2		10	12
Income tax expense	1		4	4

Net income	1%		6%	8%

Other Data:		($	in millions )
Sales by Segment:
Data Group	$309.5		$330.5	$299.4
Services Group	163.3		136.8	120.9
Marketing Research Group	265.5		221.5	14.6

Total	$738.3		$688.8	$434.9

Sales by Segment as a Percentage of Net Sales:
Data Group	42%		48%	69%
Services Group	22		20	28
Marketing Research Group	36		32	3

Total	100%		100%	100%

2008 Compared to 2007

Net sales

Net sales for 2008 were $738.3 million, an increase of 7% from $688.8 million for 2007.

Net sales of the Data Group for 2008 were $309.5 million, a 6% decrease from $330.5 million for 2007. 2007 net sales of the Data Group included $9.9 million received from the final settlement in a lawsuit, which was originally commenced in December 2001, against Naviant, Inc. (now known as BERJ, LLP) in the District Court for Douglas County, Nebraska for breach of a database license agreement. Additionally, 2007 included revenue from two license agreements with First Data Resources, which were not renewed in 2008, of $13.3 million. An additional decrease occurred in 2008 due to a decline in demand for the traditional direct marketing products. These decreases were offset partly by an increase in the Data Group due to the acquisitions of expresscopy.com, acquired in June 2007, and SECO Financial, acquired in October 2007. The Data Group provides our proprietary databases and database marketing solutions, and principally engages in the selling of sales lead generation and consumer DVD products to small- to medium-sized companies, small office and home office businesses and individual consumers. Customers purchase our information as custom lists or on a subscription basis primarily through the Internet. Sales of subscription-based products require us to recognize revenues over the subscription period instead of at the time of sale. This segment also includes the licensing of our databases to value-added resellers.

Net sales of the Services Group for 2008 were $163.3 million, a 19% increase from $136.8 million for 2007. The majority of the increase in the Services Group is related to the acquisition in January 2008 of Direct Media, Inc., as well as growth in the Yesmail division as e-mail marketing is becoming a bigger part of corporate advertising. The Services Group provides e-mail marketing solutions, list brokerage and list management services and online interactive marketing services to large companies in the United States, Canada and globally.

Net sales of the Marketing Research Group for 2008 were $265.5 million, a 20% increase from $221.5 million for 2007. The majority of the increase in the Marketing Research Group is related to the acquisitions of NWC Research in July 2007, Guideline Inc., in August 2007 and Northwest Research Group in October 2007, as well as an increase in net sales of the Macro International division as a result of increases in direct labor and other direct costs from new business generation. The Marketing Research Group provides diversified market research, which consists of the Opinion Research division, Macro International, Guideline, Inc., NWC Research and Northwest Research Group.

Cost of goods and services

Cost of goods and services for 2008 were $311.7 million, or 42% of net sales, compared to $276.2 million, or 40% of net sales for 2007.

Cost of goods and services of the Data Group were $89.1 million, or 29% of net sales, compared to $84.1 million, or 25% of net sales for 2007. The majority of the increase in the Data Group for 2008 is related to the costs associated with expresscopy.com, acquired in June 2007, which costs are higher as a percentage of net sales than the other divisions within the segment. Additionally, the increase in the cost of goods and services as a percentage of net sales is due to the decrease in net sales for 2008 as compared to 2007.

Cost of goods and services of the Services Group for 2008 were $38.0 million, or 23% of net sales, compared to $32.8 million, or 24% of net sales for 2007. The majority of the increase in the Services Group is related to an increase in costs associated with e-mail marketing due to the growth in the Yesmail division, which resulted in higher costs, while the percentage of net sales for that segment remained relatively level. Additionally, this increase included costs associated with Direct Media, Inc., which was acquired in January 2008.

Cost of goods and services of the Marketing Research Group for 2008 were $180.4 million, or 68% of net sales, compared to $156.1 million, or 70% of net sales for 2007. These costs include subcontract labor costs, direct sales and labor costs and direct programming costs associated with providing the research services performed by the Marketing Research Group. The majority of the increase in the Marketing Research Group is related to the costs associated with Guideline, Inc., NWC Research and Northwest Research Group, all acquired in the last six months of 2007. The decrease in cost of goods and services as a percentage of net sales is the result of an increased focus on higher profit projects and pricing.

Cost of goods and services of Corporate Activities for 2008 were $4.2 million, compared to $3.2 million for 2007. The majority of the increase in Corporate Activities is related to the transfer of certain personnel and support fees for accounting and finance functions from the Data Group. Total cost of goods and services for Corporate Activities includes costs related to services to support the Company’s network administration, help desk functions and system personnel and support fees for accounting and finance.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2008 were $356.5 million, or 48% of net sales, compared to $287.1 million, or 42% of net sales for 2007.

Selling, general and administrative expenses of the Data Group for 2008 were $137.7 million, or 44% of net sales, compared to $141.4 million, or 43% of net sales for 2007. The decrease in selling, general and administrative costs is related to the 2007 restructuring of infoUSA National Accounts that was completed as of December 31, 2007. See Note 17 in the Notes to Consolidated Financial Statements for further detail regarding the restructuring of infoUSA National Accounts. This decrease was offset by an increase in costs of $2.0 million associated with television advertisements that aired during the Super Bowl in 2008.

Selling, general and administrative expenses of the Services Group for 2008 were $86.9 million, or 53% of net sales, compared to $61.9 million, or 45% of net sales for 2007. The majority of the increase in the Services Group is related to the increase in costs associated with e-mail marketing due to the growth in the Yesmail division, which resulted in higher costs, but a lower percentage of net sales for that segment, as well as costs associated with Direct Media, Inc., which was acquired in January 2008. Additionally, during 2008, the Company recorded $1.5 million in costs within the Services Group related to facility closures primarily for Direct Media, Inc.

Selling, general and administrative expenses of the Marketing Research Group for 2008 were $57.2 million, or 22% of net sales, compared to $44.5 million, or 20% of net sales for 2007. The majority of the increase in the Marketing Research Group is related to the costs associated with Guideline, Inc. (with respect to which selling, general and administrative expenses are higher as a cost of sales than with respect to the other Marketing Research Group divisions), NWC Research and Northwest Research Group, all acquired in the last six months of 2007.

Selling, general and administrative expenses of Corporate Activities for 2008 were $74.7 million, compared to $39.3 million for 2007. Corporate Activities includes selling, general and administrative costs that cannot be directly attributed to the revenue producing segments. The majority of the increase is related to the Special Litigation Committee’s investigation, the Derivative Litigation and the SEC’s investigation and related remediation efforts as outlined in the Stipulation of Settlement. The expenses related to those activities totaled $34.3 million, which includes severance of $10.7 million primarily to the former Chief Executive Officer and $7.2 million awarded by the Court to be paid to the plaintiffs for attorneys’ fees and expenses. See Note 16 in the Notes to Consolidated Financial Statements for further detail regarding the Derivative Litigation and the Special Litigation Committee investigation.

In 2009 the Company will be initiating cost reductions throughout the organization that will primarily affect selling, general and administrative expenses. However, to achieve these permanent savings, 2009 will reflect certain restructuring costs.

Depreciation expense

Depreciation expense for 2008 totaled $24.4 million, or 3% of net sales, compared to $21.5 million, or 3% of net sales for 2007.

Depreciation expense of the Data Group for 2008 was $12.1 million, or 4% of net sales, compared to $9.6 million, or 3% of net sales for 2007. The increase in depreciation expense is primarily attributed to recent purchases of equipment to support the subscription business.

Depreciation expense of the Services Group for 2008 was $4.6 million, or 3% of net sales compared to $4.8 million, or 4% of net sales for 2007. The decrease in depreciation expense is primarily attributed to certain computer equipment becoming fully depreciated.

Depreciation expense of the Marketing Research Group for 2008 was $5.1 million, or 2% of net sales compared to $4.1 million, or 2% of net sales for 2007. Additional depreciation expense was recorded for the fixed assets from the acquisitions of Guideline, Inc., NWC Research and Northwest Research Group.

Depreciation expense of Corporate Activities for 2008 was $2.6 million, compared to $3.0 million for 2007. The decrease in depreciation expense is primarily attributed to certain equipment that supports the administration department becoming fully depreciated.

Amortization expense

Amortization expense for 2008 totaled $17.5 million, or 3% of net sales, compared to $17.5 million, or 3% of net sales for 2007.

Amortization expense of the Data Group for 2008 was $5.3 million, or 2% of net sales, compared to $6.9 million, or 2% of net sales for 2007. The decrease in amortization expense for the Data Group is due to certain identifiable intangible assets from the OneSource and ProCD acquisitions becoming fully amortized.

Amortization expense of the Services Group for 2008 was $4.3 million, or 3% of net sales, compared to $3.9 million, or 3% of net sales for 2007. The increase in amortization expense for the Services Group for 2008 is due to the additional amortization expense for the identifiable intangible assets for Direct Media, Inc.

Amortization expense of the Marketing Research Group for 2008 was $7.9 million, or 3% of net sales, compared to $6.7 million, or 3% of net sales for 2007. This includes additional amortization expense for the identifiable intangible assets from the acquisition of Guideline, Inc. which was acquired in August 2007, and NWC Research and Northwest Research Group which were both acquired in October 2007.

Operating income

As a result of the factors previously described, the Company had operating income of $28.2 million, or 4% of net sales, during 2008 compared to operating income of $86.5 million, or 13% of net sales for 2007.

Operating income for the Data Group for 2008 was $65.2 million, or 21% of net sales, as compared to $88.4 million, or 27% of net sales for 2007. Operating income for the Data Group for 2007 included $9.2 million, which is net of related expenses, from the Naviant lawsuit settlement.

Operating income for the Services Group for 2008 was $29.6 million, or 18% of net sales, as compared to $33.4 million, or 24% of net sales for 2007.

Operating income for the Marketing Research Group for 2008 was $14.9 million, or 6% of net sales, as compared to $10.2 million, or 5% of net sales for 2007.

Operating loss for Corporate Activities for 2008 was $81.6 million, compared to $45.4 million for 2007.

Other expense, net

Other expense, net was $17.9 million, or 2% of net sales, and $19.8 million, or 3% of net sales, for 2008 and 2007, respectively. Other expense, net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating expense of the Company. The majority of the other expense, net was for interest expense, which was $18.1 million and $21.0 million for 2008 and 2007, respectively. The decrease in interest expense is due to the decrease in interest rates for our term loan and revolving line of credit within our Amended 2006 Credit Facility. Investment income was $1.7 million in 2008, as compared to $0.6 million in 2007. Investment income in 2008 includes a gain on sale of a marketable security. Other charges was $1.4 million in 2008, as compared to other income of $0.6 million in 2007. Other charges in 2008 includes the impairment of marketable and non-marketable securities of $2.4 million for an other-than-temporary decline in their values which was offset by income of $1.0 million primarily for foreign currency gains.

Income taxes

A provision for income taxes of $5.5 million and $25.8 million was recorded during 2008 and 2007, respectively. The tax rate during 2008 and 2007 was approximately 53% and 37%, respectively. The tax rate for 2008 increased over the tax rate for 2007 because income before taxes decrease substantially, while “normal” non deductible items remained the same and for discrete items. The discrete items that increased the effective rate were related to acquisition adjustments. The effective rate for 2009 is projected to be in an approximate range of 38% to 42%.

2007 Compared to 2006

Net sales

Net sales for 2007 were $688.8 million, an increase of 58% from $434.9 million for 2006.

Net sales of the Data Group for 2007 were $330.5 million, a 10% increase from $299.4 million for 2006. 2007 net sales of the Data Group included $9.9 million received from the final settlement in the Naviant Inc. lawsuit. Additionally, 2007 net sales of the Data Group included the results of expresscopy.com, acquired in June 2007 and SECO Financial, acquired in October 2007. The remaining increase is principally due to the growth of the segment’s subscription revenues, which includes Salesgenie.com, Salesgenie.com/Lite, SalesLeadsUSA.info and Credit.net.

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

Cost of goods and services

Cost of goods and services for 2007 were $276.2 million, or 40% of net sales, compared to $116.5 million, or 27% of net sales for 2006.

Cost of goods and services of the Data Group remained relatively level as a percentage of net sales. For 2007, cost of goods and services of the Data Group were $84.2 million, or 25% of net sales, compared to $74.7 million, or 25% of net sales for 2006.

Cost of goods and services of the Services Group for 2007 were $32.8 million, or 24% of net sales, compared to $28.0 million, or 23% of net sales for 2006. The majority of the increase in the Services Group is related to an increase in costs associated with e-mail marketing due to the growth in the Yesmail division, which resulted in higher costs, while keeping the percentage of net sales relatively level.

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

Cost of goods and services of Corporate Activities for 2007 and 2006 were $3.1 million. These costs related to services to support the Company’s network administration and help desk functions.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2007 were $287.1 million, or 42% of net sales, compared to $224.9 million, or 52% of net sales for 2006.

Selling, general and administrative expenses of the Data Group for 2007 were $141.4 million, or 43% of net sales, compared to $139.1 million, or 46% of net sales for 2006. During 2007, we recorded an immaterial correction of an error to decrease the liability related to marketing expenses of $1.5 million for years 2005 and 2006 because the amounts were no longer owed. This decrease to direct mail expense was offset by an increase in advertising related to television advertisements that aired during the year, including advertisements during the U.S. Open Tennis Championship and the National Football League and college football games. The majority of the increase for 2007 is due to $4.6 million in costs associated with the television advertisements that aired during the Super Bowl in

February 2007, as well as television advertisements that aired during other sporting events, and costs related to the restructuring of infoUSA National Accounts. See Note 17 to Notes to consolidated financial statements for further detail regarding the restructuring of infoUSA National Accounts.

Selling, general and administrative expenses of the Services Group for 2007 were $61.9 million, or 45% of net sales, compared to $57.9 million, or 48% of net sales for 2006. The majority of the increase in the Services Group is related to the acquisitions of Digital Connexxions Corp. in October 2006 and Rubin Response Services, Inc. in November 2006, as well as an increase in costs associated with e-mail marketing due to the growth in the Yesmail division, which resulted in higher costs, but a lower percentage of net sales.

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

Selling, general and administrative expenses of Corporate Activities for 2007 were $39.3 million, compared to $25.2 million for 2006. This includes selling, general and administrative costs that cannot be directly attributed to the revenue producing segments. The majority of the increase is related to an increase in headcount for our corporate headquarters, accounting and finance, legal and administration groups as required to support our recent acquisitions, including our acquisition of Opinion Research Corporation in December of 2006. Additionally, we incurred an increase in professional fees and business development expenses, which included legal fees related to the Derivative Litigation. See Note 16 to Notes to consolidated financial statements for further detail regarding the Derivative Litigation.

The Company adopted SFAS 123R, “Share-Based Payment” (“SFAS 123R”), in January 2006, which requires measurement of compensation cost for all share-based payment awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS 123R resulted in a charge of $0.8 million for 2007, compared to $1.2 million for 2006. See Note 11 to Notes to consolidated financial statements for further detail regarding accounting for share-based payments.

Depreciation expense

Depreciation expense for 2007 totaled $21.5 million, or 3% of net sales, compared to $14.0 million, or 3% of net sales for 2006.

Depreciation expense of the Data Group for 2007 was $9.6 million, or 3% of net sales, compared to $7.1 million, or 3% of net sales for 2006. The increase in depreciation expense is attributed to facility expansions and remodeling, a full year of depreciation expense for hardware purchases associated with our disaster recovery plan, as well as depreciation expense associated with equipment purchased to support the increased demand from the Company’s advertisements.

Depreciation expense of the Services Group for 2007 was $4.8 million, or 4% of net sales compared to $3.7 million, or 3% of net sales for 2006. The increase in depreciation expense for the Services Group is due to the addition of fixed assets from the acquisitions of Digital Connexxions Corp. and Rubin Response Services, Inc., as well depreciation expense for additional hardware, purchased to support our Yesmail e-mail technology platform.

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

Depreciation expense of Corporate Activities for 2007 was $3.0 million, compared to $2.9 million for 2006. The increase in depreciation expense is attributed to a full year of depreciation expense for hardware purchases associated with our disaster recovery plan.

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

Operating income

As a result of the factors previously described, the Company had operating income of $86.5 million, or 13% of net sales, during 2007, compared to operating income of $64.5 million, or 15% of net sales for 2006.

Operating income for the Data Group for 2007 was $88.4 million, or 27% of net sales, as compared to $66.0 million, or 22% of net sales for 2006. Operating income for the Data Group for 2007 included $9.2 million, which is net of related expenses, from the Naviant lawsuit settlement.

Operating income for the Services Group for 2007 was $33.4 million, or 24% of net sales, as compared to $29.2 million, or 24% of net sales for the segment, for 2006.

Operating income for the Marketing Research Group for 2007 was $10.2 million, or 5% of net sales, as compared to $0.5 million, or 3% of net sales for 2006.

Operating loss for Corporate Activities for 2007 was $45.4 million, compared to $31.1 million for 2006.

Other expense, net

Other expense, net was $19.8 million, or 3% of net sales, and $11.3 million, or 2% of net sales, for 2007 and 2006, respectively. Other expense, net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating expense of the Company. The majority of the other expense, net was for interest expense, which was $21.0 million and $11.4 million for 2007 and 2006, respectively. The increase in interest expense is due to the increase in debt in December 2006 to fund the acquisition of Opinion Research Corporation for $131.5 million, and the increase in debt in August 2007 to fund the Guideline, Inc. acquisition for which we borrowed $28.0 million.

Income taxes

A provision for income taxes of $25.8 million and $19.9 million was recorded during 2007 and 2006, respectively. The effective income tax rate for 2007 was 37%, compared to 36% for 2006.

Liquidity and Capital Resources

Overview

At December 31, 2008, the term loan of the Senior Secured Credit Facility entered into on February 14, 2006 (as amended, the “2006 Credit Facility”) had a balance of $170.5 million, bearing an average interest rate of 3.46%.

The revolving line of credit had a balance of $86.5 million, bearing an interest rate of 4.81%, and $88.5 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility.

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

We are subject to certain financial covenants in the 2006 Credit Facility, including a minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on EBITDA (“earnings before interest expense, income taxes, depreciation and amortization”), as adjusted, providing for adjustments to EBITDA for certain agreed upon items including non-operating, non-recurring gains (losses), other charges (gains), asset impairments, non-cash stock compensation expense and other items specified in the 2006 Credit Facility. See Note 9 in the Notes to Consolidated Financial Statements for further detail regarding financial statements. For the year ended December 31, 2008 our financial covenants were as follows: our consolidated fixed charge coverage ratio was 1.92, compared to a minimum required of 1.15; our consolidated total leverage ratio was 2.51, compared to a maximum allowed of 2.75; and our consolidated net worth was $248.9 million, compared to a minimum required of $216.4 million.

On May 23, 2007, the Company entered into mortgage loan transactions with Suburban Capital. As part of the transactions, the Company transferred the titles to the Company’s headquarters in Ralston, Nebraska, and its data compilation facility in Papillion, Nebraska, to newly formed limited liability companies, and these properties will serve as collateral for the transactions. The Company entered into long-term lease agreements with these subsidiaries for the continued and sole use of the properties. The Company also entered into guaranty agreements wherein it guarantees the payment and performance of various obligations as defined in the agreements including, under certain circumstances, the mortgage debt. In late July 2007, the loans were sold on the secondary market as part of a collateralized mortgage-backed securitization transaction. Midland Loan Services became the loan servicer for the mortgage loans, but terms of the notes and deeds of trust were otherwise unchanged by this transaction. The loans have an effective term of ten years and were priced with a fixed coupon rate of 6.082%. Payments will be interest only for the first five years; for years six through ten, payments will be comprised of principal and interest based upon a thirty year amortization. Proceeds from this transaction were approximately $41.1 million before fees and expenses. The proceeds were used to retire the existing debt for the Papillion and Ralston facilities of approximately $12.8 million and the remaining net proceeds of $26.7 million were used to reduce amounts outstanding under the Company’s revolving credit facility.

In light of the Special Litigation Committee’s investigation described in Note 16 in the Notes to Consolidated Financial Statements, the Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and the Form 10-Q for the quarter ended March 31, 2008 (the “First Quarter 2008 Form 10-Q”) by the SEC’s filing deadline. Failure to timely file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q and provide annual and quarterly financial statements to the lenders to the 2006 Credit Facility would have constituted a default under the 2006 Credit Facility. Therefore, on March 26, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Third Amendment (the “Third Amendment”) to the 2006 Credit Facility which, among other things: (1) extended the deadlines by which the Company was required to file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q and provide certain annual and quarterly financial statements to the lenders; (2) waived any other defaults arising from these filing delays; and (3) modified the covenant related to operating leases. On June 27, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Fourth Amendment (the “Fourth Amendment”) to the 2006 Credit Facility (as amended by the Third Amendment and the Fourth Amendment, the “Amended 2006 Credit Facility”), which extended the deadlines for filing with the SEC the 2007 Form 10-K and the First Quarter 2008 Form 10-Q to August 15, 2008, and the Form 10-Q for the quarter ended June 30, 2008 (the “Second Quarter 2008 Form 10-Q”) to August 29, 2008. As a result of the amendments, the Company was in compliance with all restrictive covenants of the 2006 Credit Facility as of December 31, 2008. The Company filed the 2007 Form 10-K and the First Quarter 2008 Form 10-Q with the SEC on August 8, 2008, the Second Quarter 2008 Form 10-Q on August 21, 2008 and timely filed its Form 10-Q for the quarter ended September 30, 2008 on November 10, 2008.

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

As of December 31, 2008, the Company has incurred $26.6 million in professional fees and legal expenses related to the Special Litigation Committee’s investigation related to the Derivative Litigation and the SEC’s investigation. This includes $3.0 million incurred in 2007 and $23.6 million incurred in 2008. The Company expects to incur additional expenses related to SEC investigation in 2009. However, we believe these expenses will be at a lower run rate than previously incurred.

As of December 31, 2008, we had a working capital deficit of $15.3 million, which included $62.3 million of deferred revenue. We believe that our existing sources of liquidity and cash generated from operations will satisfy our projected working capital, debt repayments and other cash requirements for at least the next 12 months. Acquisitions of other technologies, products or companies, or internal product development efforts may require us to obtain additional equity or debt financing, which may not be available or may be dilutive.

Selected Consolidated Statements of Cash Flows Information

Net cash provided by operating activities during 2008 totaled $44.6 million compared to $73.7 million for 2007. The decrease in operating cash flow is mainly due to the decline in net income in 2008.

Net cash used in investing activities during 2008 totaled $44.2 million, compared to $75.0 million for 2007. The 2008 outflow was mainly attributed to our spending of $22.3 million for additions of property and equipment, which included facility expansions, remodeling and computer equipment upgrades, and $7.9 million for software and database development costs which included costs to move from a mainframe platform to a server based environment for our database. Additionally, we paid approximately $19 million for business acquisitions, which was primarily for the acquisition of Direct Media, Inc. in January 2008.

Net cash used in financing activities during 2008 totaled $4.3 million, compared to net cash provided of $7.1 million for 2007. The dividend payments, totaling $19.8 million, were paid on March 5, 2008, to shareholders of record as of the close of business on February 18, 2008. Total net proceeds received from long-term debt during 2008 were $16.6 million. The proceeds were used to fund the acquisition of Direct Media, Inc., and dividend payments to shareholders.

Selected Consolidated Balance Sheet Information

Marketable securities decreased to $1.0 million at December 31, 2008 from $2.3 million at December 31, 2007. The decrease was the result of an impairment of $2.2 million due to the decline in value of its securities that was determined to be other-than temporary.

List brokerage trade accounts receivable increased to $86.8 million at December 31, 2008 from $68.4 million at December 31, 2007. The increase is the result of the list brokerage trade accounts receivable recorded for the acquisition of Direct Media, Inc. acquired in January 2008.

Assets held for sale at December 31, 2008 was $4.0 million, compared to zero at December 31, 2007. The balance at December 31, 2008 included the following assets: three aircraft, land and a condominium. The Company in the process of selling these assets and anticipates that they will be sold within the next twelve months. See Note 7 in the Notes to Consolidated Financial Statements for further detail regarding assets held for sale.

Deferred income taxes within current assets increased to $7.9 million at December 31, 2008 from $4.0 million at December 31, 2007. The increase was due to the change in timing of deferred income tax components.

Income taxes receivable increased to $3.3 million at December 31, 2008 as compared to income taxes payable of $3.3 million at December 31, 2007. The increase was due to fluctuations in income during 2008 causing payments of estimated corporate income taxes during the year to exceed accrual balances.

Deferred marketing costs decreased to $1.0 million at December 31, 2008 from $2.2 million at December 31, 2007. The decrease was due to decline in direct mail costs in 2008.

Intangibles, net decreased to $108.2 million at December 31, 2008 from $118.2 million at December 31, 2007. The decrease was the result of $5.8 million in impairments related to the SECO Financial and expresscopy.com purchased intangibles, the infoUK database, a database for OneSource, development costs related to a Salesgenie product, and annual amortization expense, which was offset by increased intangibles as a result of the Direct Media, Inc. acquisition in 2008.

Other assets decreased to $2.5 million at December 31, 2008 from $11.4 million at December 31, 2007. The decrease was primarily the result of the sale of a fractional interest in two aircraft, and the transfer to assets held for sale of three aircraft and a condominium.

Current portion of long-term debt decreased to $2.9 million at December 31, 2008 from $4.9 million at December 31, 2007. The decrease was the result of the pay-off of several capital leases.

Accounts payable increased to $33.4 million at December 31, 2008 from $23.3 million at December 31, 2007. The increase was primarily due to the timing of accounts payable disbursements, as well as an increase in accruals for expenses related to the Derivative Litigation and the Special Litigation Committee’s investigation.

List brokerage trade accounts payable increased to $79.8 million at December 31, 2008 from $63.8 million at December 31, 2007, which is related to the increase in the list brokerage trade accounts receivable, as well as the result of the list brokerage trade accounts payable recorded for the acquisition in January 2008 of Direct Media, Inc.

Accrued expenses decreased to $17.7 million at December 31, 2008 from $22.2 million at December 31, 2007. The decrease was primarily the result of a decline in accrued expenses for the Marketing Research Group for costs associated with projects.

Deferred revenue decreased to $62.3 million at December 31, 2008 from $71.9 million at December 31, 2007. This decrease was a result of a decline in both the number of new contracts and the value of existing contracts billed in advance to customers for subscriptions, License and OneSource divisions.

Our long-term debt increased to $297.7 million at December 31, 2008 from $278.3 million at December 31, 2007. The increase in long-term debt, net of current portion is primarily due to the increase in the Amended 2006 Credit Facility to fund the acquisition of Direct Media, Inc., and the dividend payment to shareholders.

Non-current deferred income tax liabilities decreased to $25.8 million at December 31, 2008 from $31.0 million at December 31, 2007, due to the change in timing of deferred income tax components. The main components of this change include a decrease in the deferred tax liabilities due to the acquisition of Direct Media, Inc. and an increase in the deferred tax assets due to the change in the bonus accrual between the two periods.

Paid-in capital increased to $147.0 million at December 31, 2008 from $137.1 at December 31, 2007. The increase is the result of the settlement payment from the former Chief Executive Officer pursuant to the Stipulation of Settlement. The corresponding receivable is recorded in the equity section as a note receivable from shareholder.

The following table summarizes our contractual obligations as of December 31, 2008 (in thousands):

		Less than	1 to	4 to	After
	Total	1 Year	3 Years	5 Years	5 Years

Long-term debt	$298,174	$1,769	$89,980	$166,037	$40,388
Capital lease obligations	2,469	1,125	1,321	23	—
Operating leases	60,641	16,593	23,794	15,717	4,537
Purchase obligations	30,800	17,256	10,622	2,922	—

Total cash contractual obligations	$392,084	$36,743	$125,717	$184,699	$44,925

Purchase obligations include service contracts for Internet, phone and data communication services, software and hardware maintenance services, consulting agreements, data processing services and data center hosting agreements.

The contractual obligations table above does not include any reserves for income taxes under FIN 48, as the Company is unable to reasonably estimate the ultimate timing of settlement of its reserves for income taxes. The liability for gross unrecognized tax benefits at December 31, 2008, was $1.8 million.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, SFAS 160 requires the presentation of noncontrolling interests as equity in the consolidated statement of financial position, and separate identification and presentation in the consolidated statement of operations of net income attributable to the entity and the noncontrolling interest. It also establishes accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company). The provisions of SFAS 160 are generally required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively. We do not believe the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

Inflation

We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening of the economic condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have identified interest rate risk as our primary market risk exposure. We are exposed to significant future earnings and cash flow exposures from significant changes in interest rates as nearly all of our debt is at variable rates. If necessary, we could refinance our debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, each 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of approximately $2.6 million. At December 31, 2008, the fair value of our long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at market Treasury rates for similar debt instruments of comparable maturities. At December 31, 2008, we had long-term debt with a carrying value of $300.6 million and estimated fair value of $309.2 million.

Item 8.	Financial Statements and Supplementary Data

The information required by this item (other than selected quarterly financial data which is set forth below) is incorporated by reference to the consolidated financial statements included elsewhere in this Annual Report.

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2008. This unaudited information has been prepared by us on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the our audited consolidated financial statements and the notes thereto. Our quarterly net sales and operating results may vary in the future. The operating results for any quarter are not necessarily indicative of the operating results for any future period or for a full year. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause our net sales and operating results to vary or fluctuate include those discussed in Item I, Part 1A “Risk Factors” section of this Annual Report.

	2008 Quarter Ended				2007 Quarter Ended
	March	June	September	December	March	June	September	December
	31	30	30	31	31	30	30	31
	(In thousands, except per share amounts)

Statement of Operations Data:
Net sales	$191,109	$187,226	$181,879	$178,056	$157,882	$160,075	$184,972	$185,844
Costs and expenses:
Cost of goods and services	78,637	80,911	76,638	75,467	62,328	64,852	71,553	77,432
Selling, general and administrative(1)	87,704	85,149	103,947	79,720	71,716	70,152	71,580	73,636
Depreciation	5,947	5,961	6,059	6,422	4,803	5,114	5,696	5,889
Amortization of intangible assets	4,369	4,471	4,367	4,317	4,323	4,074	4,957	4,141

Operating income (loss)	14,452	10,734	(9,132)	12,130	14,712	15,883	31,186	24,746
Other expense, net	(3,807)	(3,737)	(3,610)	(6,763)	(4,681)	(5,559)	(4,447)	(5,092)

Income (loss) before income taxes	10,645	6,997	(12,742)	5,367	10,031	10,324	26,739	19,654
Income tax expense	4,044	2,660	(4,171)	2,923	3,701	3,977	9,708	8,420

Net income (loss)	$6,601	$4,337	$(8,571)	$2,444	$6,330	$6,347	$17,031	$11,234

Basic earnings (loss) per share	$0.12	$0.08	$(0.15)	$0.04	$0.11	$0.11	$0.31	$0.20

Diluted earnings (loss) per share	$0.12	$0.08	$(0.15)	$0.04	$0.11	$0.11	$0.30	$0.20

Weighted average shares outstanding — basic	56,563	56,798	57,054	57,295	55,521	55,674	55,837	56,620

Weighted average shares outstanding — diluted	56,576	56,799	57.054	57,349	55,819	55,889	56,017	56,670

	2008 Quarter Ended				2007 Quarter Ended
	March	June	September	December	March	June	September	December
	31	30	30	31	31	30	30	31

Statement of Operations Data:
As a Percentage of Net Sales:
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of goods and services	41	43	42	42	39	41	39	42
Selling, general and administrative(1)	46	46	58	45	46	43	38	40
Depreciation	3	3	3	4	3	3	3	3
Amortization of intangible assets	2	2	2	2	3	3	3	2

Total costs and expenses	92	94	105	93	91	90	83	87

Operating income	8	6	(5)	7	9	10	17	13
Other expense, net	(2)	(3)	(2)	(4)	(3)	(4)	(3)	(3)

Income before income taxes	5	3	(7)	3	6	6	14	10
Income taxes	2	1	(2)	2	2	2	5	4

Net income	3%	2%	(5)%	1%	4%	4%	9%	6%

(1)	During the third and fourth quarters of 2007, the Company recorded immaterial adjustments to correct errors related to marketing expenses, which are reported in selling, general and administrative expenses. The adjustment booked in the third quarter of 2007 was a reduction to expense of $1.5 million, which related to $0.3 million in 2005 and $1.2 million in 2006. The adjustment booked in the fourth quarter of 2007 was a reduction to expense of $2.0 million, which related to $0.7 million, $0.7 million and $0.6 million in the first, second and third quarter of 2007, respectively. During the fourth quarter of 2007, the Company also recorded an immaterial adjustment to reduce expense by $0.5 million to correct errors related to the restructuring costs of infoUSA National Accounts, which related to $0.1 million, and $0.4 million in the second and third quarter of 2007, respectively. If these adjustments would have been booked in the correct periods the impact to basic earnings per share would have been $0.01, $0.01, $0.00, and $(0.02) for the first, second, third and fourth quarters of 2007, respectively. The impact to basic earnings per share would have been $0.02, $0.01 and $(0.02) for 2005, 2006, and 2007, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

A.	MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

In connection with the preparation of the Company’s annual consolidated financial statements, management undertook an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s evaluation included the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. As a result of this evaluation, management identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2008:

The Company did not maintain a sufficient complement of personnel with the appropriate level of accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles (“U.S. GAAP”) to analyze, review, and monitor accounting for transactions that are non-routine. In addition, the Company did not prepare adequate contemporaneous documentation that would provide a sufficient basis for an effective evaluation and review of the accounting for non-routine transactions. This deficiency resulted in errors in the preliminary December 31, 2008 consolidated financial statements and a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

Because of the material weakness in internal control over financial reporting described above, management, with the participation of infoGROUP’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, has concluded that, as of December 31, 2008, the Company did not maintain effective internal control over financial reporting.

KPMG LLP, our independent registered public accounting firm that audited the financial statements included in our annual report on Form 10-K, has issued an Audit Report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

B.	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company is responsible for maintaining disclosure controls and other procedures that are designed so that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and communicated to management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, to allow timely decisions regarding required disclosure within the time periods specified in the SEC’s rules and forms.

In connection with the preparation of this Form 10-K, management performed an evaluation of the Company’s disclosure controls and procedures. The evaluation was performed, under the supervision of and with the participation of the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2008. Based on that evaluation and the material weakness described above, the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008.

In the fourth quarter of 2008, the Company implemented the remedial measures described under “Changes in Internal Control Over Financial Reporting” below. There were no other changes in the Company’s internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

C.	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Remediation Steps to Address Material Weakness in Internal Control over Financial Reporting as of December 31, 2008

Our management continues to engage in substantial efforts to remediate the material weakness noted above. The following remedial actions are intended both to address the identified material weakness and to enhance our overall internal control over financial reporting.

The following remedial actions have been implemented through December 31, 2008:

•	On December 5, 2008, the Company appointed a new Executive Vice President and Chief Financial Officer.

•	On December 12, 2008, the Company hired a new Director of GAAP Analysis to assist with accounting for non-routine transactions.

During 2009 the following reporting changes will be made to adequately allocate responsibilities among the accounting and finance functions to ensure that all functions are staffed with the sufficient level of depth and expertise:

•	The SEC external reporting position will report directly to the Executive Vice President and Chief Financial Officer.

•	The Director of Financial Reporting will report directly to the Corporate Controller.

•	All Group Controllers will report directly to the Corporate Controller.

During 2009 we will continue our on-going review of the accounting and finance functions. We believe that these steps in addition to strengthening and increasing our GAAP expertise will address the material weakness in internal control over financial reporting as of December 31, 2008.

Material Weaknesses in Internal Control over Financial Reporting as of December 31, 2007

Effective December 24, 2007, the Board of Directors of the Company formed the Special Litigation Committee in response to the consolidated complaint in In re infoUSA, Inc. Shareholders Litigation, Consol. Civil Action No. 1956-CC (Del. Ch.) (the “Derivative Litigation”), and in response to an investigation of the Company by the SEC and the related SEC request for the voluntary production of documents concerning related party transactions, expense reimbursement, other corporate expenditures and certain trading in the Company’s securities.

In connection with the conclusion of an internal investigation by the Special Litigation Committee and the settlement of Derivative Litigation, the Company has taken steps to improve its corporate governance and to remedy the material weaknesses as described under Item 9A(C) “Controls and Procedures” in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2007 (the “2007 Form 10-K/A”). This remedial framework is described in detail in the 2007 Form 10-K/A, which was filed on March 16, 2009.

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

Because of the material weaknesses in internal control over financial reporting described above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on Internal Control — Integrated Framework published by COSO. During the third and fourth quarter of 2008, the Company implemented the remedial measures described below, which remedied the material weaknesses in internal control over financial reporting identified as of December 31, 2007.

Remediation Steps to Address Material Weaknesses in Internal Control over Financial Reporting as of December 31, 2007

The Company, with oversight from the Special Litigation Committee and the Audit Committee and Compensation Committee of the Company’s Board of Directors, has dedicated significant resources, including the use of outside legal counsel, to support the Company’s efforts to improve the control environment and to remedy the identified material weaknesses.

The full implementation of the remedial measures set forth herein took significant effort, due to the complexity and extensive nature of some of the remediation required, a need to coordinate remedial efforts within the organization, and the Special Litigation Committee mandate that such remedial measures be reviewed and approved by the independent members of the Board of Directors.

Of the various remedial actions adopted by the Special Litigation Committee, the following were intended to remedy the identified material weaknesses in internal controls and to improve the control environment. The Company implemented all of these remedial actions during the third and fourth quarters of 2008.

Executive Vice President for Business Conduct and General Counsel.  The Special Litigation Committee approved the creation of a new position of Executive Vice President for Business Conduct and General Counsel that will report directly to the Chairman of the Board under terms and conditions of employment determined exclusively by the independent directors of the Board. This individual, retained by the independent members of the Board, will, among other things:

•	supervise all legal and compliance functions and have responsibility for coordinating with internal auditors regarding the review of related party transactions;

•	develop and administer business conduct and ethics policies for the Company (relating to insider trading, conflicts of interest, related party transactions and other matters) and monitor compliance with such policies;

•	approve certain expense reimbursement requests at or above specified dollar amounts, as determined by the independent directors to the Board; and

•	serve on the Company’s Disclosure Committee.

On July 16, 2008, John H. Longwell, the Company’s General Counsel and Secretary, was appointed to serve as the acting EVP for Business Conduct and General Counsel. The Company appointed Thomas McCusker, former general counsel of Mutual of Omaha Insurance Company, to serve as EVP for Business Conduct and General Counsel on a permanent basis beginning in December 2008.

Audit Committee Concurrence Required for Hiring and Replacement of the Chief Financial Officer.  The Audit Committee, in consultation with the Chief Executive Officer, identified and hired Thomas Oberdorf as our new Executive Vice President and Chief Financial Officer. The termination or replacement of the new Executive Vice President and Chief Financial Officer (or any successor) will require the concurrence of the Audit Committee.

New Delegation of Authority Protocol.  The independent directors of the Board developed and approved a new delegation of authority protocol to specify the size of transactions each officer is permitted to enter into on behalf of the Company. The protocol requires the sale of the Company yacht and prohibits the future ownership or leasing of yachts. Pursuant to the protocol, the following will require prior approval by the EVP for Business Conduct and General Counsel: consulting agreements in excess of specified dollar amounts as determined by the independent directors of the Board; charitable contributions in excess of a specified per-gift or aggregate annual amount; the purchase or lease of motor vehicles (not including conventional car rentals); mortgage or rental payments on offices, homes, apartments or any other real property not used exclusively for business purposes; and club membership fees. The EVP for Business Conduct and General Counsel will also report to the Audit Committee on the above transactions. The delegation of authority protocol is available on our webpage “Corporate Governance” through www.infogroup.com.

Policy on Company Reimbursement of Expenses.  All company reimbursements for expenses are subject to uniform, company-wide policies and procedures.

New Business Expense Policy.  The independent directors of the Board, in the Delegation of Authority, mandated a business expense policy applicable to all employees of the Company. Under the mandate, any such policy shall prohibit the reimbursement of any expense that is not authorized under the Company’s business expense policy. The mandate also requires that the policy prohibits the use of Company resources for personal expenses and requires restitution of any expenditure later deemed personal. Copies of the Delegation of Authority are available on our webpage “Corporate Governance” through www.info.GROUP.com.

New Policies Regarding Perquisites.  The independent directors of the Board approved and implemented policies governing all employees regarding perquisites. Such policies prohibit home office allowances.

New Related Party Transactions.  The independent directors of the Board approved and implemented a new related party transaction policy. Among other measures, the new policy:

(i) requires pre-approval by the disinterested members of the Audit Committee (or, if necessary to reach a decision, the disinterested, independent directors of the Board) for all transactions with amounts in excess of $120,000 involving the Company and a director or executive officer (or family member of such person), a stockholder owning more than 5% of any class of Company voting securities or an entity in which a related party is an executive officer or in which a related party owns beneficially more than 10% of the outstanding voting securities;

(ii) eliminated the exception in the prior policy permitting management to enter into related party transactions when “circumstances require,” subject to later ratification;

(iii) requires the Audit Committee to make a finding, as a condition to its pre-approval of a covered related party transaction, that the transaction has a legitimate business purpose;

(iv) requires the Audit Committee to make a finding, as a condition to its pre-approval of a covered related party transaction (other than a charitable contribution), that either the terms of the transaction were determined through a competitive bidding process or that the terms are no less favorable than those generally available to unaffiliated third parties under the same or similar circumstances;

(v) requires the Audit Committee to pre-approve any related party transaction that would result in the aggregate amount of transactions for that related party exceeding $120,000 in a fiscal year and for all additional related party transactions for the remainder of the fiscal year and to condition such pre-approval on a finding by the Audit Committee that the transaction has a legitimate business purpose and that either the terms of the transaction were determined through a competitive bidding process or that the terms are no less favorable than those generally available to unaffiliated third parties under the same or similar circumstances;

(vi) requires pre-approval of any proposed related party transaction by the EVP for Business Conduct and General Counsel (or, in appropriate circumstances, his delegee) in circumstances where no pre-approvals or findings of the Audit Committee are required; and

(vii) requires implementation of procedures for monitoring the interests of related parties that are subject to transactions with the Company on a regular basis (for example, through the use of director and officer questionnaires), including requiring all officers and directors of the Company to provide the Company with a complete list of any affiliated entities that have a relationship with the Company and the nature of such relationship.

A copy of the related party transactions policy is available on our webpage “Corporate Governance” through www.infoGROUP.com.

Family Members.  The family members of the Chief Executive Officer or any director of the Company are prohibited by the new related party policy from serving as a director, officer or employee of, or a consultant to, the Company. Pre-approval by the EVP for Business Conduct and General Counsel, the Audit Committee or the Board, as appropriate, will be required before a family member of an officer of the Company (who is not a director of the Company or the Chief Executive Officer of the Company) may serve as director, officer or employee of, or as a consultant to, the Company. Any such approval will be reported to the Audit Committee.

New Training Program.  The Board has directed the EVP for Business Conduct and General Counsel to implement a mandatory director and executive officer training program addressing fiduciary duties. The EVP for Business Conduct and General Counsel is in the process of implementing such a program, which will include an orientation program for new directors, internal corporate governance tutorials conducted by outside experts approved by the Special Litigation Committee and continuing corporate governance education for directors and officers.

Employment Agreements.  Following the entry of judgment in connection with the Derivative Litigation, the Compensation Committee of the Board negotiated and approved employment agreements with some executive officers of the Company, including compensation terms commensurate with those of executive officers of similarly situated companies. The Compensation Committee of the Board retained an independent compensation consultant to provide advice with respect to executive officer and director compensation.

Independent Director Approval of Equity Grants.  All future equity grants will be approved by a majority vote of the disinterested independent directors of the Board. Further, the Company’s 2007 Omnibus Incentive Plan was amended to clarify the number of shares available to be granted pursuant to the plan, and the amendment of the plan was ratified by stockholder vote at the 2008 annual meeting of stockholders.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
infoGROUP Inc.:

We have audited infoGROUP Inc. and subsidiaries’ (formerly infoUSA Inc.) (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(A)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the application and review of the accounting for non-routine transactions has been identified and is included in Management’s Report on Internal Control over Financial Reporting (Item 9A(A)).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, cash flows, and consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2008. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated March 16, 2009, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective or remedial actions taken after December 31, 2008, relative to the aforementioned material weakness in internal control over financial reporting.

/s/  KPMG LLP

Omaha, Nebraska
March 16, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The required information regarding our Directors is incorporated by reference to the information under the caption “Nominees for Election at the Annual Meeting” and “Incumbent Directors whose Terms of Office Continue After the Annual Meeting” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

The required information regarding our executive officers is contained in Part I of this Form 10-K.

The required information regarding corporate governance is incorporated by reference to the information under the caption “Board Meetings and Committees” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

The required information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at www.infoGROUP.com under the caption Corporate Governance. If we (i) amend this Code with other than technical, administrative, or other non-substantive amendments, or (ii) grant any waivers of this Code, including implicit waivers, from a provision of this Code to any executive officers of infoGROUP, we will disclose the nature of the amendment or waiver, its effective date, and to whom it applies on our website at www.infoGROUP.com under the caption Corporate Governance.

Item 11.	Executive Compensation

Incorporated by reference to the information under the captions “Board Compensation,” “Executive Compensation,” and “Certain Transactions” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the information under the caption “Security Ownership” and “Equity Compensation Plan Table” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the information under the captions “Certain Transactions” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

The required information regarding corporate governance is incorporated by reference to the information under the caption “Board Meetings and Committees” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference to the information under the caption “Auditors’ Fees” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1. Financial Statements.  The following Consolidated Financial Statements of infoGROUP Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included elsewhere in this Form 10-K:

2. Financial Statement Schedule.  The following consolidated financial statement schedule of infoGROUP Inc. and subsidiaries for the years ended December 31, 2008, 2007 and 2006 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements.

Description	Page No.

Schedule II Valuation and Qualifying Accounts	89

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits.  The following Exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
No.		Description

2.1	—	Agreement and Plan of Merger, dated as June 28, 2007, by and among infoUSA Inc., Knickerbocker Acquisition Corp. and Guideline, Inc., incorporated herein by reference to Exhibit 2.1 filed with our Current Report on Form 8-K, filed July 5, 2007
3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
3.2	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
3.3	—	Certificate of Ownership and Merger effecting the name change to infoGROUP Inc., incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed June 4, 2008
3.4	—	Amended and Restated Bylaws incorporated by reference to Exhibit 3.4 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed August 8, 2008
4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed March 20, 2000
4.2	—	Specimen of common stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
10.1	—	Second Amended and Restated Credit Agreement among infoUSA Inc., various Lenders named therein, LaSalle Bank National Association and Citibank F.S.B., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006

Exhibit
No.		Description

10.2	—	Amended and Restated Security Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Collateral Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.3	—	Amended and Restated Pledge Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Administrative Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.4	—	Amended and Restated Subsidiaries Guaranty by subsidiaries of infoUSA, Inc. named therein, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.5	—	Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-1(File No. 33-51352), filed August 28, 1992
10.6	—	1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-8 (File No. 333-37865), filed October 14, 1997
10.7	—	1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-8 (File No. 333-82933), filed July 15,1999
10.8	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Edward Mallin, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed February 17, 2006
10.9	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Fred Vakili, incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed February 17, 2006
10.10	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Stormy L. Dean, incorporated herein by reference to Exhibit 10.4 filed with our Current Report on Form 8-K, filed February 17, 2006
10.11	—	Standstill Agreement dated July 21, 2006 between Vinod Gupta and infoUSA Inc, incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K, filed July 25, 2006
10.12	—	First Amendment to Second Amended and Restated Credit Agreement, dated as of March 16, 2007, by and among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A. (f/k/a Citibank, F.S.B.), as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K, filed March 21, 2007
10.13	—	Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 16, 2007, by and among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A. (f/k/a Citibank, F.S.B.), as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed May 30, 2007
10.14	—	Deed of Trust and Security Agreement, dated as of May 23, 2007, by Ralston Building LLC to Commonwealth Land Title Insurance Company, as trustee, for the benefit of Suburban Capital Markets, Inc., incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, filed May 30, 2007
10.15	—	Deed of Trust and Security Agreement, dated as of May 23, 2007, by Papillion Building LLC to Commonwealth Land Title Insurance Company, as trustee, for the benefit of Suburban Capital Markets, Inc., incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed May 30, 2007
10.16	—	Fixed Rate Note of Ralston Building LLC to the order of Suburban Capital Markets, Inc., dated May 23, 2007, incorporated herein by reference to Exhibit 10.4 filed with our Current Report on Form 8-K, filed May 30, 2007
10.17	—	Fixed Rate Note of Papillion Building LLC to the order of Suburban Capital Markets, Inc., dated May 23, 2007, incorporated herein by reference to Exhibit 10.5 filed with our Current Report on Form 8-K, filed May 30, 2007

Exhibit
No.		Description

10.18	—	Guaranty, dated May 23, 2007, by infoUSA Inc. for the benefit of Suburban Capital Markets, Inc., with respect to Ralston Building LLC, incorporated herein by reference to Exhibit 10.6 filed with our Current Report on Form 8-K, filed May 30, 2007
10.19	—	Guaranty, dated May 23, 2007, by infoUSA Inc. for the benefit of Suburban Capital Markets, Inc., with respect to Papillion Building LLC, incorporated herein by reference to Exhibit 10.7 filed with our Current Report on Form 8-K, filed May 30, 2007
10.20	—	Net Lease, dated May 23, 2007, by and between Ralston Building LLC, as lessor, and infoUSA Inc., as lessee, incorporated herein by reference to Exhibit 10.8 filed with our Current Report on Form 8-K, filed May 30, 2007
10.21	—	Net Lease, dated May 23, 2007, by and between Papillion Building LLC, as lessor, and infoUSA Inc., as lessee, incorporated herein by reference to Exhibit 10.9 filed with our Current Report on Form 8-K, filed May 30, 2007
10.22	—	Agreement, dated July 20, 2007, between Vinod Gupta and infoUSA Inc., incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, filed July 26, 2007
10.23	—	Separation and Consulting Agreement, dated October 12, 2007, between infoUSA Inc. and Monica Messer, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed October 17, 2007
10.24	—	Third Amendment to the Second Amended and Restated Credit Agreement and Waiver of Default, dated March 26, 2008, among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed March 28, 2008
10.25	—	Fourth Amendment to the Second Amended and Restated Credit Agreement and Waiver of Default, dated June 27, 2008, among infoGROUP Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed July 3, 2008
10.26	—	Agreement, dated July 18, 2008, between Vinod Gupta and infoGROUP Inc., incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed July 23, 2008
10.27	—	Employment Agreement between infoGROUP Inc. and Thomas J. McCusker, dated December 23, 2008 incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K (Film No. 081278413), filed December 31, 2008
10.28	—	Employment Agreement between infoGROUP Inc. and Thomas Oberdorf, dated December 23, 2008 incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K/A, filed December 31, 2008
10.29	—	Employment Agreement between infoGROUP Inc. and Bill L. Fairfield, dated December 23, 2008 incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K (Film No. 081278384), filed December 31, 2008
10.30	—	Form of Restricted Stock Unit Agreement incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed December 23, 2008
10.31	—	infoGROUP Inc. Amended and Restated 2007 Omnibus Incentive Plan, incorporated herein by reference to Exhibit 10.5 filed with our Quarterly Report on Form 10-Q filed November 10, 2008
10.32	—	Agreement, dated July 18, 2008, between Vinod Gupta and the Company, incorporated hereby by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on July 23, 2008
10.33	—	Voting Agreement, dated August 20, 2008, by and among the Company, the Special Litigation Committee and Vinod Gupta, incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K/A, filed August 22, 2008

Exhibit
No.			Description

10.34		—	Separation Agreement and General Release dated August 20, 2008, between Vinod Gupta and the Company, incorporated herein by reference to Exhibit 10.6 filed with our Current Report on Form 8-K/A, filed August 22, 2008
10.35		—	Stipulation of Settlement, dated as of August 20, 2008 by and among the Company, the Special Litigation Committee, the plaintiffs to the Derivative Litigation and the defendants to the Derivative Litigation, incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K/A, filed August 22, 2008
*21	.1	—	Subsidiaries and Jurisdiction of Establishment, filed herewith
*23	.1	—	Consent of Independent Registered Public Accounting Firm, filed herewith
*31	.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	—	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	—	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
infoGROUP Inc.:

We have audited the accompanying consolidated balance sheets of infoGROUP Inc. and subsidiaries (formerly infoUSA Inc.) (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2008, listed in Item 15(a)(2) of this annual report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of infoGROUP Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 21 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006. In addition, as discussed in note 18, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of infoGROUP Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Omaha, Nebraska
March 16, 2009

infoGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$4,818	$9,924
Marketable securities	992	2,285
Trade accounts receivable, net of allowances of $2,214 and $2,397, respectively	74,569	78,573
List brokerage trade accounts receivable, net of allowances of $494 and $70, respectively	86,841	68,369
Unbilled services	27,471	25,114
Prepaid expenses	10,155	9,425
Assets held for sale	3,960	—
Deferred income taxes	7,894	4,041
Income taxes receivable	3,337	—
Deferred marketing costs	1,004	2,234

Total current assets	221,041	199,965

Property and equipment, net	65,108	67,950
Goodwill	418,476	415,075
Intangible assets, net	108,153	118,205
Other assets	2,505	11,446

	$815,283	$812,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,899	$4,944
Accounts payable	33,426	23,312
List brokerage trade accounts payable	79,827	63,807
Accrued payroll expenses	40,049	39,507
Accrued expenses	17,740	22,158
Income taxes payable	—	3,288
Deferred revenue	62,349	71,922

Total current liabilities	236,290	228,938

Long-term debt, net of current portion	297,745	278,283
Deferred income taxes	25,769	31,046
Other liabilities	6,606	5,848
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 57,019,030 shares issued and outstanding at December 31, 2008 and 56,505,668 shares issued and outstanding at December 31, 2007	142	141
Paid-in capital	147,029	137,106
Retained earnings	114,926	129,908
Note receivable — shareholder	(9,000)	—
Accumulated other comprehensive income (loss)	(4,224)	1,371

Total stockholders’ equity	248,873	268,526

	$815,283	$812,641

See accompanying notes to consolidated financial statements.

infoGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Net sales	$738,270	$688,773	$434,876
Costs and expenses:
Cost of goods and services	311,653	276,165	116,485
Selling, general and administrative	356,520	287,084	224,918
Depreciation and amortization of operating assets	24,389	21,502	14,020
Amortization of intangible assets	17,524	17,495	14,909

Total operating costs and expenses	710,086	602,246	370,332

Operating income	28,184	86,527	64,544
Other expense, net:
Investment income (expense)	1,660	617	(7)
Interest expense	(18,143)	(20,995)	(11,410)
Other income (charges)	(1,434)	599	112

Other expense, net	(17,917)	(19,779)	(11,305)

Income before income taxes	10,267	66,748	53,239
Income tax expense	5,456	25,806	19,939

Net income	$4,811	$40,942	$33,300

Basic earnings per share:
Basic earnings per share	$0.08	$0.73	$0.61

Weighted average shares outstanding	56,760	55,809	54,974

Diluted earnings per share:
Diluted earnings per share	$0.08	$0.73	$0.60

Weighted average shares outstanding	56,774	55,976	55,340

See accompanying notes to consolidated financial statements.

infoGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the years ended December 31, 2008, 2007, and 2006

					Notes	Accumulated
					Receivable	Other	Total
					from	Comprehensive	Stock-
	Common	Paid-In	Retained	Treasury	Shareholder /	Income	holders’
	Stock	Capital	Earnings	Stock	Officers	(Loss)	Equity
	(In thousands, except per share amounts)

Balances, December 31, 2005	$135	$110,420	$90,631	$(1,297)	$(339)	$(1,683)	$197,867

Cumulative effect of adjustment resulting from adoption of SAB No. 108	—	—	(3,154)	—	—	—	(3,154)
Comprehensive income:
Net income	—	—	33,300	—	—	—	33,300
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(196)	(196)
Accumulated benefit obligation, net of tax	—	—	—	—	—	124	124
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	441	441

Total comprehensive income							33,669

Issuance of 1,484,817 shares of common stock in connection with stock option exercises	3	12,217	—	—	—	—	12,220
Interest on notes receivable	—	—	—	—	(11)	—	(11)
Repayments on notes receivable	—	—	—	—	350	—	350
Tax benefit from employee stock options exercised	—	2,083	—	—	—	—	2,083
Issuance of 210,354 shares of treasury stock, and 17,889 of common stock for Company’s match of 401(k) plan contribution	—	1,072	—	1,297	—	—	2,369
Dividends on common stock ($0.23 per share)		—	—	(12,386)	—	—	(12,386)
Non-cash stock compensation expense	—	1,151	—	—	—	—	1,151

Balances, December 31, 2006	$138	$126,943	$108,391	$—	$—	$(1,314)	$234,158

Comprehensive income:
Net income	—	—	40,942	—	—	—	40,942
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,058	1,058
Accumulated benefit obligation, net of tax	—	—	—	—	—	190	190
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	1,031	1,031
Derivative financial instruments	—	—	—	—	—	406	406

Total comprehensive income							43,627

Issuance of 774,893 shares of common stock in connection with stock option exercises	3	6,232	—	—	—	—	6,235
Tax benefit from employee stock options exercised	—	384	—	—	—	—	384
Issuance of 270,461 shares of common stock for Company’s match of 401(k) plan contribution	—	2,763	—	—	—	—	2,763
Dividends on common stock ($0.35 per share)	—	—	(19,425)	—	—	—	(19,425)
Non-cash stock compensation expense	—	784	—	—	—	—	784

Balances, December 31, 2007	$141	$137,106	$129,908	$—	$—	$1,371	$268,526

Comprehensive income:
Net income	—	—	4,811	—	—	—	4,811
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(3,850)	(3,850)
Accumulated benefit obligation, net of tax	—	—	—	—	—	(513)	(513)
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	(1,199)	(1,199)
Derivative financial instruments	—	—	—	—	—	(33)	(33)

Total comprehensive income							(784)

Issuance of 31,564 shares of common stock in connection with stock option exercises	1	169	—	—	—	—	170
Tax benefit from employee stock options exercised	—	10	—	—	—	—	10
Issuance of 481,798 shares of common stock for Company’s match of 401(k) plan contribution	—	2,705	—	—	—	—	2,705
Receivable from shareholder	—	6,540	—	—	(9,000)	—	(2,460)
Dividends on common stock ($0.35 per share)	—	—	(19,793)	—	—	—	(19,793)
Non-cash stock compensation expense	—	499	—	—	—	—	499

Balances, December 31, 2008	$142	$147,029	$114,926	$—	$(9,000)	$(4,224)	$248,873

See accompanying notes to consolidated financial statements.

infoGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$4,811	$40,942	$33,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	24,389	21,502	14,037
Amortization of intangible assets	17,524	17,495	14,909
Amortization of deferred financing fees	963	628	527
Deferred income taxes	(5,645)	(8,556)	(2,216)
Non-cash stock option compensation expense	499	784	1,151
Non-cash 401(k) contribution in common stock	2,705	2,763	2,369
Gain on sale of assets and marketable securities	(1,761)	(334)	—
Asset impairment charges	11,610	—	—
Other non-cash charges	—	340	164
Non-cash interest earned on notes from officers	—	—	(11)
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(2,981)	8,172	2,088
List brokerage trade accounts receivable	17,683	(341)	(2,244)
Prepaid expenses and other assets	(1,289)	(1,326)	3,751
Deferred marketing costs	1,230	1,250	(631)
Accounts payable	10,496	(9,274)	10,924
List brokerage trade accounts payable	(16,505)	1,257	2,181
Income taxes receivable and payable, net	(8,636)	(1,254)	(2,328)
Accrued expenses and other liabilities	(3,588)	11,836	(2,256)
Deferred revenue	(6,867)	(12,197)	(14,084)

Net cash provided by operating activities	44,638	73,687	61,631

Cash flows from investing activities:
Purchases of investments	(3,261)	(254)	(2,396)
Proceeds on sale of investments	2,364	3,613	536
Sale of property and equipment	5,991	—	—
Purchases of property and equipment	(22,331)	(16,930)	(13,598)
Acquisitions of businesses, net of cash acquired	(19,065)	(57,066)	(146,064)
Software development costs	(7,945)	(4,408)	(7,456)

Net cash used in investing activities	(44,247)	(75,045)	(168,978)

Cash flows from financing activities:
Repayments of long-term debt	(70,702)	(161,331)	(174,371)
Proceeds from long-term debt	87,300	181,675	285,796
Deferred financing costs paid	(1,283)	(1,171)	(852)
Dividends paid	(19,793)	(19,425)	(12,386)
Proceeds from repayment of notes receivable from officers	—	—	350
Proceeds from derivative financial instruments	—	704	—
Tax benefit related to employee stock options	10	384	2,083
Proceeds from exercise of stock options	170	6,235	12,220

Net cash provided by (used in) financing activities	(4,298)	7,071	112,840
Effect of exchange rate fluctuations on cash	(1,199)	(222)	237
Effect of SAB 108 adjustment on cash	—	—	(2,089)

Net increase (decrease) in cash and cash equivalents	(5,106)	5,491	3,641
Cash and cash equivalents, beginning of year	9,924	4,433	792

Cash and cash equivalents, end of year	$4,818	$9,924	$4,433

Supplemental cash flow information:
Interest paid	$17,083	$19,454	$10,693

Income taxes paid	$18,072	$28,071	$22,334

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

2.	Summary of Significant Accounting Policies

Reclassification.  Certain reclassifications have been made to conform prior year data to the current year presentation in the consolidated financial statements and accompanying notes for comparative purposes. The statements of operations include amounts reclassified for certain items from other income (expense) to cost of goods and services, selling, general and administrative, interest income (expense) and investment income (expense).

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

Management monitors and evaluates the financial performance of the businesses in which it invests and compares the carrying value of the investment to quoted market prices (if available), or the fair values of similar investments. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other-than-temporary, the Company records the decline in value as a realized impairment loss and a reduction in the cost of the investment. The Company recorded impairment losses from other-than-temporary declines in the fair value of the Company’s investments of $2.4 million, $0.4 million, and $0.3 million in 2008, 2007, and 2006 respectively, and are included in other income (expense) on the accompanying consolidated statements of operations.

List brokerage trade accounts receivable and trade accounts payable.  For all list brokerage services, the Company serves as a broker between unrelated parties who wish to purchase a certain list and unrelated parties who have the desired list for sale. Accordingly, the Company recognizes trade accounts receivable and trade accounts

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable, reflecting a “gross-up” of the two concurrent transactions. List brokerage sales revenues are recognized net of costs on the accompanying consolidated statements of operations. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing list brokerage trade accounts receivable. The Company determines the allowance based on a monthly review of all past due balances over 90 days and over a specified amount individually for collectibility.

Advertising Costs.  Direct marketing costs associated with the mailing and printing of brochures and catalogs are capitalized and amortized over six months, the period corresponding to the estimated revenue stream of the individual advertising activities. All other advertising costs are expensed as the advertising takes place. Total unamortized marketing costs at December 31, 2008 and 2007 were $1.0 million and $2.2 million, respectively. Total advertising expense for the years ended December 31, 2008, 2007, and 2006, were $42.6 million, $46.1 million, and $40.4 million, respectively.

Property and Equipment.  Property and equipment are stated at cost and are depreciated or amortized primarily using straight-line methods over the estimated useful lives of the assets, as follows. Assets subject to capital lease are also amortized based upon the estimated useful lives of the assets as defined below if the lease transfers ownership of the assets at the end of the term or contains a bargain purchase option. If not, the assets subject to capital lease are amortized on a straight-line basis over the life of the lease.

Building and improvements	30 years Lesser of useful life
Leasehold improvements	or term of the agreement
Office furniture and equipment	7 years
Computer equipment	3 years
Equipment subject to capitalized leases	3 to 5 years

We assessed the impairment of property and equipment costs as of December 31, 2008 as required pursuant to Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company recorded impairments for the year ended December 31, 2008 for property and equipment for expresscopy.com of $1.1 million, and Salesgenie of $0.1 million.

Goodwill and Intangible Assets.  Intangible assets with estimable useful lives are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets, as follows:

Noncompete agreements	Term of agreements
Database development costs	1 to 3 years
Core technology	3 to 5 years
Customer base	3 to 11 years
Trade name	8 to 20 years
Software development costs	1 to 5 years

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill resulting from acquisitions of businesses and determined to have an indefinite useful life is not subject to amortization, but instead tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss has been incurred, in accordance with the requirements of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

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

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price allocation exercise, which allocates the newly determined fair value of the reporting unit to the assets. For purposes of the allocation, the fair values of all assets, including both recognized and unrecognized intangible assets, are determined. The residual goodwill value is then compared to the carrying value of goodwill to determine the impairment charge.

We completed a goodwill impairment test as of October 31, 2008 and 2007, respectively. Additionally, in accordance with SFAS 142, we concluded that events had occurred and circumstances had changed during the fourth quarter of 2008, which required us to perform an interim period goodwill impairment test as of December 31, 2008. During the fourth quarter of 2008, we experienced a significant decline in market capitalization due to an overall decline in economic conditions.

At December 31, 2008, we had three reporting units that had goodwill and therefore required testing pursuant to SFAS No. 142. The three reporting units represent the Company’s reporting segments.

We considered both the income approach and the market approach in assessing the fair value of each reporting unit. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, and discount rates. As a result of the deterioration of the economic conditions in the United States in the second half of 2008, the projections used took into account current economic factors and the effect on future revenue and operating income. We used the Gordon growth model to calculate residual values. The Gordon growth model refers to the concept of taking the residual year cash flow and determining the value of a growing, perpetual annuity. The long-term growth rate used for each reporting unit ranged between 2.5% and 3.0%. The Company used weighted-average costs of capital ranging between 12.7% and 15.8% in its discounted cash flows analyses. Under the market approach, several relative pricing measures for comparable companies are examined to determine a fair value for each reporting unit. We determined that the fair value of the reporting units for both approaches as of December 31, 2008, October 31, 2008 and October 31, 2007 exceeded its carrying amount. Thus, the goodwill of these reporting units is not impaired. Future adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in non-cash impairment charges in future periods under SFAS 142.

We assessed the impairment of long-lived assets and intangible assets as of December 31, 2008 as required pursuant to SFAS 144. As a result of the declining profitability of expresscopy.com, SECO Financial and infoUK, recoverability tests were performed for these asset groups. These tests included comparisons of undiscounted cash flows to the current carrying values of each asset group. Since the carrying values exceeded the undiscounted cash flows, an impairment was recognized and allocated between all long-lived assets within each asset group. Total impairments for the year ended December 31, 2008 for expresscopy.com, SECO Financial and infoUK were $1.4 million, $0.2 million and $2.7 million, respectively. In addition, the Company recorded an impairment of $0.6 million for a OneSource database and $0.9 million for development costs for a Salesgenie product no longer being utilized.

Software Capitalization.  Until technological feasibility is established, software development costs are expensed as incurred. After that time, direct costs are capitalized and amortized using the straight-line method, generally ranging from one to five years for software developed for internal and external use. Unamortized software costs included in intangible assets at December 31, 2008 and 2007, were $13.3 million and $10.7 million, respectively. Amortization of capitalized costs during the years ended December 31, 2008, 2007 and 2006 totaled approximately $4.0 million, $4.0 million and $3.0 million, respectively. We assessed the impairment of capitalized software costs as of December 31, 2008 as required pursuant to SFAS 144. The Company recorded impairments for the year ended December 31, 2008 for capitalized software costs for a Salesgenie product of $0.9 million, and expresscopy.com of $0.2 million.

Database Development Costs.  Costs to maintain and enhance the Company’s existing business and consumer databases are expensed as incurred. Costs to develop new databases, which primarily represent direct

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

external costs, are capitalized with amortization beginning upon successful completion of the project. Database development costs are amortized using the straight-line method over the expected lives of the databases, generally ranging from two to five years. Unamortized database development costs were $2.2 million $2.4 million at December 31, 2008 and 2007, respectively. Amortization of capitalized costs during the years ended December 31, 2008, 2007 and 2006, totaled approximately $0.9 million, $0.8 million and $0.6 million, respectively. We assessed the impairment of database development costs as of December 31, 2008 as required pursuant to SFAS 144. The Company recorded impairments for the year ended December 31, 2008 for database development costs for infoUK of $2.7 million and $0.6 million for a OneSource database no longer being utilized.

Revenue recognition.  Revenue from the sale of prospect lists (paper form or electronic), mailing labels, published directories, other sales lead products and DVD information products are recognized upon shipment. These product sales are typically evidenced by a written purchase order or by credit card authorization.

List management revenue is recognized net of costs upon shipment of the list to the third party. List brokerage revenue is recognized net of costs upon verification from third party of the actual list used and shipped. List brokerage revenue is recognized on a net basis because the Company acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis.

Data processing and e-mail customer retention solution revenues are billed on a time and materials basis, with the recognition of revenue occurring as the services are rendered to the customer.

Revenue from the licensing of the Company’s data to third parties and the sale of the Company’s subscription-based products are recognized on a straight-line basis over the life of the agreement, when the Company commits to provide the customer either continuous data access (i.e. “24/7” access via the Internet) or updates of data files over a period of time. Licenses and subscriptions are evidenced by written contracts. The Company also licenses data to customers with no such commitments. In those cases, the Company recognizes revenue when the data is shipped to the customer, provided all revenue recognition criteria have been met.

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

Revenue for our retainer contracts are charged to customers on a fixed monthly subscription fee basis to access On-Demand Business Research services, and revenues are recognized ratably over the term of each subscription. Retainer fees are required to be paid in advance by customers on either a monthly, quarterly or annual basis, and all billed amounts relating to future periods are recorded as deferred revenue on the Company’s consolidated balance sheets.

Revenue for our deposit contracts are charged to customers on a fixed annual fee basis, which entitles them to access any of the Company’s service offerings throughout the contract period, up to the total amount of the annual

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deposit fee. Since deposit account customers can “spend” their contract fee at any time within the annual contract period, deposit account revenues are only recognized within the contract period as services are actually provided to customers, with any unused deposit amounts recognized as revenue in the final month of the contract. As with retainer fees, deposit contract fees are required to be paid in advance, primarily annually, and any billed amounts relating to future periods are recorded as deferred revenue on the Company’s consolidated balance sheets.

Unbilled receivables are invoiced based upon the achievement of specific events as defined by each contract including deliverables, timetables and incurrence of certain costs. Unbilled receivables are classified as a current asset. Reimbursements of out-of-pocket expenses are included in revenues with corresponding costs incurred by the Company included in cost of revenues.

The Company assesses collectibility of revenues and the allowance for doubtful accounts based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from customers. An allowance for doubtful accounts is established to record the Company’s trade accounts receivable at estimated net realizable value. If the Company determines that collection of revenues is not reasonably assured at or prior to the delivery of the Company’s products, the Company recognizes revenue upon the receipt of cash. Cash-basis revenue recognition periodically occurs in those cases where the Company sells or licenses its information products to a poorly capitalized company. However, sales recognized on this basis are not a significant portion of the Company’s total revenues.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the consolidated statements of operations.

Stock-Based Compensation.  The Company accounts for stock-based compensation in accordance with the requirements in SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). Stock-based compensation is recognized based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then recognized as expense over the requisite service period.

Compensation cost for stock options granted to non-employees and vendors is measured based upon the fair value of the stock option granted. When the performance commitment of the non-employee or vendor is not complete as of the grant date, the Company estimates the total compensation cost using a fair value method at the end of each period. Generally, the final measurement of compensation cost occurs when the non-employee or vendors related performance commitment is complete. Changes, either increases or decreases, in the estimated fair value of the options between the date of the grant and the final vesting of the options result in a change in the measure of compensation cost for the stock options. Compensation cost is recognized as expense over the periods in which the benefit is received. Compensation cost for restricted stock units (RSU) is based on the fair value of infoGROUP common stock on the date of grant and is amortized over the vesting period. See Note 11 of the Notes to consolidated financial statements for further discussion of share-based compensation.

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

Accounts Payable.  The Company classifies negative cash balances as a result of recently issued and outstanding checks within accounts payable in the consolidated balance sheet, and within accounts payable in operating activities in the consolidated statement of cash flows. The amount of the negative cash balance included in

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts payable for the year ended December 31, 2008, 2007 and 2006 was $13.6 million, $4.0 million and $9.7 million, respectively.

Foreign Currency.  For international operations, the local currency is designated as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments from local functional currency countries resulting from fluctuations in exchange rates are recorded in other comprehensive income. Comprehensive income includes currency translation adjustments. The Company generally deems its foreign investments in Control Foreign Corporations to be essentially permanent in nature and it does not provide for taxes on currency translation adjustments arising from converting these investments in a foreign currency to U.S. dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred taxes, if any, resulting from currency translation adjustments.

Contingencies.  The Company is involved in various legal proceedings. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. See Note 16 of the Notes to consolidated financial statements for further discussion of contingencies.

Earnings Per Share.  Basic earnings per share are based on the weighted average number of common shares outstanding, including contingently issuable shares. Diluted earnings per share are based on the weighted number of common shares outstanding, including contingently issuable shares, plus potentially dilutive common shares outstanding (representing outstanding stock options and restricted stock units).

The following data show the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Certain options on shares of common stock were not included in computing diluted earnings because their effects were antidilutive.

	For the Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)

Weighted average number of shares outstanding used in basic EPS	56,760	55,809	54,974
Net additional common equivalent shares outstanding after assumed exercise of stock options	14	167	366

Weighted average number of shares outstanding used in diluted EPS	56,774	55,976	55,340

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

New Accounting Standards.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. We do not believe the adoption of SFAS 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, SFAS 160 requires the presentation of noncontrolling interests as equity in the consolidated statement of financial position, and separate identification and presentation in the consolidated statement of operations of net income attributable to the entity and the noncontrolling interest. It also establishes accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company). The provisions of SFAS 160 are generally required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively. The Company does not believe the adoption of SFAS 160 will have a material impact on the consolidated financial statements.

3.	Acquisitions

Effective January 1, 2008, the Company acquired Direct Media, Inc., a list brokerage and list management company. The total purchase price was $17.9 million, excluding cash acquired of $4.7 million, and including acquisition-related costs of $0.6 million. The purchase price for the acquisition has been allocated to current assets of $37.0 million, property and equipment of $1.4 million, other assets of $2.5 million, current liabilities of $35.4 million, other liabilities of $1.1 million, and goodwill and other identified intangibles of $12.9 million. Goodwill and other identified intangibles include: customer relationships of $2.8 million (life of 11 years), non-compete agreements of $2.4 million (life between 1 to 7 years), trade names of $1.1 million (life of 8 years), and goodwill of $6.6 million, which includes $0.6 million of acquisition costs, none of which will be deductible for income tax purposes.

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

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 20, 2007, the Company acquired Guideline, Inc., a provider of custom business and market research and analysis. The total purchase price was $39.1 million, excluding cash acquired of $0.8 million, and including acquisition-related costs of $1.6 million. The purchase price for the acquisition has been allocated to current assets of $12.4 million, property and equipment of $1.4 million, other assets of $0.9 million, current liabilities of $14.4 million, other liabilities of $3.4 million, and goodwill and other identified intangibles of $40.6 million. Goodwill and other identified intangibles include: customer relationships of $12.0 million (life of 10 years), trade names of $4.3 million (life of 12 years), non-compete agreements of $0.4 million (life of 1.5 to 7 years), and goodwill of $23.9 million, none of which will be deductible for income tax purposes.

On July 27, 2007, the Company acquired NWC Research, an Asia Pacific research company based in Australia. The total purchase price was $8.0 million, excluding cash acquired of $0.1 million, and including acquisition-related costs of $0.2 million. The purchase price for the acquisition has been allocated to current assets of $2.5 million, property and equipment of $0.6 million, current liabilities of $1.5 million, and goodwill and other identified intangibles of $6.2 million. Goodwill and other identified intangibles include: customer relationships of $2.7 million (life of 11 years), non-compete agreements of $0.2 million (life of 7 years), and goodwill of $3.3 million, none of which will be deductible for income tax purposes.

On June 22, 2007, the Company acquired expresscopy.com, a provider of printing and mailing services that specializes in short-run customized direct mail pieces. The total purchase price was $8.0 million, excluding cash acquired of $0.1 million, and including acquisition-related costs of $0.2 million. The purchase price for the acquisition has been allocated to current assets of $0.6 million, property and equipment of $3.8 million, developed technology of $0.9 million, current liabilities of $1.9 million, other liabilities of $2.9 million, and goodwill and other identified intangibles of $7.3 million. Goodwill and other identified intangibles include: customer relationships of $1.5 million (life of 5 years), trade name of $0.6 million (life of 12 years), a non-compete agreement of $0.3 million (life of 12 years), and goodwill of $4.9 million, which will all be deductible for income tax purposes.

On December 4, 2006, the Company acquired Opinion Research Corporation, a provider of commercial market research, health and demographic research for government agencies, information services and consulting. The total purchase price was $132.0 million, excluding cash acquired of $0.8 million, and including acquisition related costs of $4.4 million. The purchase price for the acquisition has been allocated to current assets of $47.2 million, property and equipment of $7.9 million, other assets of $2.2 million, current liabilities of $28.1 million, other liabilities of $20.2 million, and goodwill and other identified intangibles of $118.6 million. Goodwill and other identified intangibles include: customer relationships of $47.7 million (life of 8 to 10 years), trade names of $11.5 million (life of 12 years), and goodwill of $59.4 million, none of which will be deductible for income tax purposes.

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

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4.7 million. Goodwill and other identified intangibles include: customer relationships of $1.6 million (life of 8 years), intellectual property of $1.3 million (life of 2 years), developed technology of $1.2 million (life of 5 years), non-compete agreements of $0.1 million (life of 5 years), and goodwill of $0.5 million, which will all be deductible for income tax purposes.

On June 1, 2006, the Company acquired Mokrynskidirect, a provider of list brokerage and list management services. The total purchase price, excluding cash acquired of $1.9 million, and including $0.1 million for acquisition costs, was $6.5 million. The purchase price for the acquisition has been allocated to current assets of $11.4 million, property and equipment of $0.1 million, current liabilities of $11.8 million, and goodwill and other identified intangibles of $6.7 million. Goodwill and other identified intangibles include: customer relationships of $1.2 million (life of 8 years), trade name of $0.9 million (life of 1.5 years), and goodwill of $4.6 million, which will all be deductible for income tax purposes.

The Company accounted for these acquisitions under the purchase method of accounting and the operating results for each of these acquisitions are included in the accompanying consolidated financial statements from the respective acquisition dates. All of these acquisitions were asset purchases, excluding Direct Media, Inc., Guideline, Inc. and Opinion Research Corporation which were stock purchases. These acquisitions were completed to grow the Company’s market share. The Company believes that increasing its market share will enable it to compete over the long term in the databases, direct marketing, e-mail marketing and market research industries.

Assuming the acquisitions described above made during 2008 and 2007 had been acquired on January 1, 2007 and included in the accompanying consolidated statements of operations, unaudited pro forma consolidated net sales, net income and earnings per share would have been as follows:

	For the Years Ended
	December 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except
	per share amounts)

Net sales	$738,270	$770,818
Net income	$4,811	$44,059
Basic earnings per share	$0.08	$0.79
Diluted earnings per share	$0.08	$0.79

The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results that may occur in the future.

4.	Marketable and Non-Marketable Securities

At December 31, 2008, marketable securities available for-sale consists of common stock and mutual funds, which the Company records at fair market value. Any unrealized holding gains or losses are excluded from net income and reported as a component of accumulated other comprehensive income (loss) until realized. During 2008, the Company recorded proceeds of $2.4 million and a net realized gain of $1.8 million for the sale of marketable securities, which is included in investment income (expense) within the consolidated statement of operations. During 2008, the Company also recorded an impairment of $2.4 million due to the other than temporary decline in value of marketable and non-marketable securities, which is included in other income (charges) within the consolidated statement of operations. During 2007, the Company recorded proceeds of $3.6 million, which included $1.7 million from the sale of a certain non-marketable security that the Company had recorded within other assets, and a net realized gain of $1.4 million, which is included in other income (charges) within the consolidated statement of operations. During 2006, the Company recorded proceeds of $0.5 million and a net realized gain of $0.1 million, is included in other income (charges) within the consolidated statement of operations.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)

Other comprehensive income (loss):
Unrealized gain from investments:
Unrealized gains	$—	$1,873
Related tax expense	—	(674)

Net	$—	$1,199

Unrealized loss from pension plan:
Unrealized losses	(1,963)	(1,100)
Related tax benefit	746	396

Net	$(1,217)	$(704)

Foreign currency translation adjustments:
Unrealized gains (losses)	(5,452)	734
Related tax benefit (expense)	2,072	(264)

Net	$(3,380)	$470

Unrealized gain from derivative financial instrument:
Unrealized gains	602	634
Related tax expense	(229)	(228)

Net	$373	$406

Accumulated other comprehensive income (loss)	$(4,224)	$1,371

				Unrealized
				Gain (Loss)
	Unrealized	Unrealized	Foreign	From
	Gain (Loss)	Gain (Loss)	Currency	Derivative
	From	From	Translation	Financial
	Investments	Pension Plan	Adjustments	Instruments

Balance, December 31, 2005	$(273)	$(1,018)	$(392)	$—
Fiscal 2006 activity	466	124	(196)	—
Reclassification adjustment for (gain) included in net income	(25)	—	—	—

Balance, December 31, 2006	$168	$(894)	$(588)	$—
Fiscal 2007 activity	1,292	190	1,058	406
Reclassification adjustment for (gain) included in net income	(261)	—	—	—

Balance, December 31, 2007	$1,199	$(704)	$470	$406
Fiscal 2008 activity	137	(513)	(3,850)	(33)
Reclassification adjustment for gain included in net income	(1,336)	—	—	—

Balance, December 31, 2008	$—	$(1,217)	$(3,380)	$373

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

	December 31,	December 31,
	2008	2007
	(In thousands)

Land and improvements	$2,832	$4,317
Buildings and improvements	43,710	47,253
Furniture and equipment	134,954	121,549
Capitalized equipment leases	26,665	22,923

	208,161	196,042
Less accumulated depreciation and amortization:
Owned property	124,954	113,308
Capitalized equipment leases	18,099	14,784

Property and equipment, net	$65,108	$67,950

We assessed the impairment of property and equipment costs as of December 31, 2008 as required pursuant to SFAS 144. The Company recorded impairments for the year ended December 31, 2008 for property and equipment for expresscopy.com of $1.1 million, and Salesgenie of $0.1 million.

7.	Assets Held for Sale

Included in assets held for sale are assets totaling $4.0 million at December 31, 2008. These are measured at the lower of their carrying value or fair market value less costs to sell the assets. The Company is in the process of selling these assets and anticipates that the assets will be sold within the next twelve months. During 2008, the Company recorded a loss of $0.9 million, which is included in selling, general and administrative expenses within the consolidated statement of operations, related to the reclassification of these assets held for sale. Assets held for sale consist of the following:

	December 31,	December 31,
	2008	2007
	(In thousands)

Property and equipment (land)	$1,132	$—
Other assets (three aircrafts and a condominium)	2,828	—

	$3,960	$—

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	12/31/2008			12/31/2007
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(In thousands)

Goodwill	$418,476	$—	$418,476	$415,075	$—	$415,075
Other intangible assets:
Non-compete agreements	16,911	14,265	2,646	14,775	13,600	1,175
Core technology	15,323	13,665	1,658	16,004	11,716	4,288
Customer base	98,681	36,216	62,465	97,143	25,173	71,970
Trade names	38,609	16,030	22,579	38,042	13,390	24,652
Purchased data processing software	73,478	73,478	—	73,478	73,478	—
Acquired database costs	87,971	87,971	—	87,971	87,971	—
Perpetual software license agreements	8,000	8,000	—	8,000	8,000	—
Software and database development costs	30,299	14,807	15,492	22,751	9,622	13,129
Deferred financing costs	14,488	11,175	3,313	13,203	10,212	2,991

Total intangibles	$802,236	$275,607	$526,629	$786,442	$253,162	$533,280

The weighted average remaining amortization period for the other intangible assets as of December 31, 2008 are: non-compete agreements (1.98 years), core-technology (0.95 years), customer base (3.77 years), trade names (5.25 years), software and database development costs (1.68 years) and deferred financing costs (2.13 years). The weighted average remaining amortization period as of December 31, 2008 for all other intangible assets in total is 3.64 years.

We assessed the impairment of intangible assets as of December 31, 2008 as required pursuant to SFAS 144. The Company recorded impairments for the year ended December 31, 2008 for intangible assets of $5.8 million. Three asset groups were impaired: expresscopy.com, SECO Financial and infoUK. As a result of their declining profitability, recoverability tests were performed for each asset group. These tests included comparisons of undiscounted cash flows to the current carrying values of each asset group. Since the carrying values exceeded the undiscounted cash flows, an impairment was recognized and allocated between all long-lived assets within each asset group. Impairments of intangibles for expresscopy.com, SECO Financial and infoUK were $1.4 million, $0.2 million and $2.7 million, respectively. In addition, the Company recorded an impairment of $0.6 million for a OneSource database and $0.9 million for development costs for a Salesgenie product no longer being utilized. The impairments were recorded in the Data Group, and were included within selling, general and administrative expenses within the consolidated statement of operations for the year ended December 31, 2008.

The following table summarizes activity related to goodwill recorded by the Company:

	Beginning		Acquisition	Ending
Fiscal Year	Balance	Acquisition	Adjustments	Balance

2007	$381,749	$42,599	$(9,273)	$415,075
2008	$415,075	$7,163	$(3,762)	$418,476

During 2008, the Company finalized the purchase price allocation for acquisitions including expresscopy.com, Guideline Inc., NWC Research, Northwest Research Group, and SECO Financial. The Company also recorded initial and subsequent adjustments for Direct Media Inc. The acquisition adjustments in 2008 are primarily related to cumulative translation adjustments totaling $1.5 million and multiple other adjustments including a $0.6 million

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax adjustment for the expiration of items related to FIN 48 and adjustments of other identified intangibles due to the receipt of the final valuation report from the Company’s third party valuation company for certain acquisitions.

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

Future amounts by calendar year for amortization of intangibles, including amortization of software and database development costs, as of December 31, 2008 are as follows (in thousands):

2009	$19,792
2010	17,285
2011	14,147
2012	11,881
2013 and thereafter	41,783

9.	Financing Arrangements

Long-term debt consists of the following:

	December 31,	December 31,
	2008	2007
	(In thousands)

Amended 2006 Credit Facility — term loan, due February 2012	$170,520	$172,260
Amended 2006 Credit Facility — revolving line of credit, due February 2011	86,500	59,000
Mortgage notes — collateralized by deeds of trust. Notes bear a fixed interest rate of 6.082% due June 2017. Interest is payable monthly	41,126	41,125
Mortgage note — collateralized by deed of trust. Note bears a variable interest rate of Libor plus 2.50%. Interest is payable monthly	—	1,441
Economic development loan — State of Iowa, collateralized by deed of trust. Note is interest-free. Principal is due December 2009	29	61
Capital lease obligations (See Note 16)	2,469	9,340

	300,644	283,227
Less current portion	2,899	4,944

Long-term debt	$297,745	$278,283

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future maturities by calendar year of long-term debt as of December 31, 2008 are as follows (in thousands):

2009	$2,899
2010	2,736
2011	88,565
2012	165,582
2013	479
Thereafter	40,383

Total	$300,644

At December 31, 2008, the term loan had a balance of $170.5 million, bearing an average interest rate of 3.46%. The revolving line of credit had a balance of $86.5 million, bearing an interest rate of 4.81%, and $88.5 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility.

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

On May 23, 2007, the Company entered into mortgage loan transactions with Suburban Capital. As part of the transactions, the Company transferred the titles to the Company’s headquarters in Ralston, Nebraska, and its data compilation facility in Papillion, Nebraska, to newly formed limited liability companies, and these properties will serve as collateral for the transactions. The Company entered into long-term lease agreements with these subsidiaries for the continued and sole use of the properties. The Company also entered into guaranty agreements wherein it guarantees the payment and performance of various obligations as defined in the agreements including, under certain circumstances, the mortgage debt. In late July 2007, the loans were sold on the secondary market as part of a collateralized mortgage-backed securitization transaction. Midland Loan Services became the loan servicer for the mortgage loans, but terms of the notes and deeds of trust were otherwise unchanged by this transaction. The loans have an effective term of ten years and were priced with a fixed coupon rate of 6.082%. Payments will be interest only for the first five years; for years six through ten, payments will be comprised of principal and interest based upon a thirty year amortization. Proceeds from this transaction were approximately $41.1 million before fees and expenses. The proceeds were used to retire the existing debt for the Papillion and Ralston facilities of approximately $12.8 million and the remaining net proceeds of $26.7 million were used to reduce amounts outstanding under the Company’s revolving credit facility.

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

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

before interest expense, income taxes, depreciation and amortization”), as adjusted, providing for adjustments to EBITDA for certain agreed upon items including non-operating gains (losses), other charges (gains), asset impairments, non-cash stock compensation expense and other items specified in the 2006 Credit Facility.

The Amended 2006 Credit Facility provides that the Company may pay cash dividends on its common stock or repurchase shares of its common stock provided that (1) before and after giving effect to such dividend or repurchase, no event of default exists or would exist under the credit agreement, (2) before and after giving effect to such dividend or repurchase, the Company’s consolidated total leverage ratio is not more than 2.75 to 1.0, and (3) the aggregate amount of all cash dividends and stock repurchases during any loan year does not exceed $20 million, except that there is no cap on the amount of cash dividends or stock repurchases so long as, after giving effect to the dividend or repurchase, our consolidated total leverage ratio is not more than 2.0 to 1.0.

In light of the Special Litigation Committee’s investigation described in Note 16 in the notes to consolidated financial statements, the Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and the Form 10-Q for the quarter ended March 31, 2008 (the “First Quarter 2008 Form 10-Q”) by the SEC’s filing deadline. Failure to timely file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q and provide annual and quarterly financial statements to the lenders to the 2006 Credit Facility would have constituted a default under the 2006 Credit Facility. Therefore, on March 26, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Third Amendment (the “Third Amendment”) to the 2006 Credit Facility which, among other things: (1) extended the deadlines by which the Company must file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q and provide certain annual and quarterly financial statements to the lenders; (2) waived any other defaults arising from these filing delays; and (3) modified the covenant related to operating leases. On June 27, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Fourth Amendment (the “Fourth Amendment”) to the 2006 Credit Facility (as amended by the Third Amendment and the Fourth Amendment, the “Amended 2006 Credit Facility”), which extended the deadlines for filing with the SEC the 2007 Form 10-K and the First Quarter 2008 Form 10-Q to August 15, 2008, and the Form 10-Q for the quarter ended June 30, 2008 (the “Second Quarter 2008 Form 10-Q”) to August 29, 2008. As a result of the amendments, the Company was in compliance with all restrictive covenants of the 2006 Credit Facility as of December 31, 2008. The Company filed the 2007 Form 10-K and the First Quarter 2008 Form 10-Q with the SEC on August 8, 2008, the Second Quarter 2008 Form 10-Q on August 21, 2008 and timely filed its Form 10-Q for the quarter ended September 30, 2008 on November 10, 2008.

During 2008 and 2007, the Company incurred costs of $1.3 million and $1.2 million, respectively, related to its financing transactions for professional and banking fees.

10.	Derivative Instruments and Hedging Activities

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

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets and liabilities through earnings, or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. As of December 31, 2008, $0.4 million of deferred gains on derivative instruments was included in other comprehensive income.

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

11.	Share-Based Payment Arrangements

Share-based payment programs include both the issuance of stock options, and the issuance of restricted stock units (RSU). Stock options and RSUs have been granted to employees under the 1997 Stock Option Plan, which was replaced with the 2007 Omnibus Incentive Plan that shareholders of the Company approved in June 2007 and later amended and restated in October 2008 to clarify the number of shares of the Company’s common stock available to be granted pursuant to the 2007 Omnibus Incentive Plan. The Company has issued 50,000 options and 857,080 restricted stock units under the 2007 Omnibus Incentive Plan as of December 31, 2008. The options, which were issued in June 2008, have an exercise price of $6.00 (which was 118% of the fair market price), vest over a four-year period at 25% per year, and expire in June 2018, ten years from the grant date. Historically, option grants have either included those that vest over an eight-year period, expire ten years from date of grant and are granted at 125% of the stock’s fair market value on the date of grant, or those that have exercise prices at the stock’s fair market value on the date of grant, vest over a four-year period at 25% per year, and expire five years from the date of grant. The RSUs, which were issued in December 2008, vest in four equal annual installments beginning in December 2009.

The Company applies the Black-Scholes valuation model in determining the fair value of stock option grants to employees, which is then recognized as expense over the requisite service period. RSU expense is based on the fair value of infoGROUP common stock on the date of grant and is amortized over the vesting period. Compensation expense is recognized only for those options and restricted stock units expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. Stock-based employee compensation expense was $0.5 million in 2008, $0.8 million in 2007 and $1.2 million in 2006 on income before income taxes, and is included in selling, general and administrative expenses within the consolidated statement of operations. Related income tax benefits recognized in earnings were $0.2 million in 2008, $0.3 million in 2007 and $0.4 million in 2006.

The Company granted 50,000 options during 2008, and no options during 2007 or 2006.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	Years Ended December 31,
	2008	2007		2006

Risk-free interest rate	3.22%		*		*
Expected dividend yield	6.86%		*		*
Expected volatility	40.69%		*		*
Expected term (in years)	4.0		*		*

*	Not applicable as there were no grants in 2007 or 2006.

The risk-free interest rate assumptions were based on an average of the 3-year and 5-year U.S Treasury note yields at the date of grant. The expected dividend yield was based on the dividend rate of $0.35 and the Company’s common stock price of $5.10 on the date of grant. The expected volatility was based on historical daily price changes of the Company’s common stock since June 2004. The expected term was based on the historical exercise behavior and the weighted average of the vesting period and the contractual term.

The following table summarizes stock option plan activity for the years ended December 31, 2008, 2007 and 2006:

	Weighted		Weighted	Aggregate
	Average	Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value at
	Options	Exercise	Contractual	December 31,
	Shares	Price	Term (Year)	2008
				(In thousands)

Outstanding at December 31, 2005	3,777,969	$9.10
Granted	—	—
Exercised	(1,434,817)	8.24
Forfeited or expired	(29,441)	7.42

Outstanding at December 31, 2006	2,313,711	9.67
Granted	—	—
Exercised	(774,893)	8.04
Forfeited or expired	(855,000)	9.80

Outstanding at December 31, 2007	683,818	11.37
Granted	50,000	6.00
Exercised	(31,564)	5.37
Forfeited or expired	(132,254)	7.65

Outstanding at December 31, 2008	570,000	12.09	6.45	$—

Options exercisable at December 31, 2008	158,999	12.71	6.15	$—

The total intrinsic value of share options exercised was $29 thousand for the year ended December 31, 2008, $1.1 million for the year ended December 31, 2007 and $6.5 million for the year ended December 31, 2006. As of December 31, 2008, the total unrecognized compensation cost related to nonvested stock option awards was approximately $0.7 million, which is expected to be recognized over a remaining weighted average period of 1.49 years.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes RSU activity for the year ended December 31, 2008:

			Weighted	Aggregate
	Weighted	Weighted	Average	Intrinsic
	Average	Average	Remaining	Value at
	Number of	Intrinsic	Contractual	December 31,
	RSUs	Value	Term (Year)	2008
(In thousands)

Outstanding at December 31, 2007	—	$—
Granted	857,080	4.23
Converted	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2008	857,080	4.74	9.98	$4,063

*	There were no RSUs in 2007 or 2006.

As of December 31, 2008, the total unrecognized compensation cost related to nonvested RSU grants was approximately $3.6 million, which is expected to be recognized over a remaining weighted average period of 2.11 years.

As of December 31, 2008, 3.6 million shares were available for additional option grants and RSU grants.

12.	Savings Plan

Employees who meet certain eligibility requirements can participate in the Company’s 401(k) savings and investment plans. Under the plans, the Company may, at its discretion, match a percentage of the employee contributions. The Company recorded expenses for matching contributions totaling $6.2 million, $6.0 million, and $2.4 million in the years ended December 31, 2008, 2007 and 2006, respectively.

Under all plans, excluding the Marketing Research plans, the Company can make matching contributions to a plan by using Company common stock. Contribution expense is measured as the fair value of the Company’s common stock on the date of the grant. During 2008, the Company contributed 481,798 shares at a recorded value of $2.7 million. During 2007, the Company contributed 270,461 shares at a recorded value of $2.8 million. During 2006, the Company contributed 228,243 shares at a recorded value of $2.4 million.

The Opinion Research plan is a defined contribution pension plan. $0.4 million and $0.4 million was contributed to the Opinion Research plan in 2008 and 2007, respectively. The Macro International plans are profit sharing plans. $3.0 million and $2.8 million was contributed to the Macro International profit sharing plans in 2008 and 2007, respectively. The Guideline plan is a defined contribution pension plan. $0.1 million and $0.1 million was contributed to the Guideline plan in 2008 and 2007, respectively.

13.	Related Party Transactions

The Company has retained the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. to provide certain legal services. Elliot Kaplan, a director of the Company, is a name partner and former Chairman of the Executive Board of Robins, Kaplan, Miller & Ciresi L.L.P. The Company paid a total of $0.2 million, $1.7 million and $1.1 million to this law firm during 2008, 2007 and 2006, respectively. The 2007 payment included $634,750 for representation on a contingent fee basis, on a contingent fee basis, of the Company in the Naviant litigation, the settlement of which resulted in net proceeds of $9.9 million to the Company. See Note 16 Commitment and Contingencies for further discussion of the litigation.

The Company paid $24 thousand for rent and $6 thousand for association dues during 2008 for a condominium owned by Jess Gupta, and used by the Company. The Company paid $48 thousand for rent, and $11 thousand for

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

association dues, during 2007 and 2006 for this condominium. Jess Gupta is the son of Vinod Gupta, the Company’s former Chief Executive Officer. The Company’s use of this condominium was discontinued in August 2008.

During 2008, 2007 and 2006 Everest Inc. (f/k/a Vinod Gupta & Company, f/k/a Annapurna Corporation) and Everest Investment Management LLC rented office space in a building owned by the Company. Everest Inc. and Everest Investment Management LLC are owned by Mr. Gupta and his three sons. The reimbursements received by the Company from Everest Inc. and Everest Investment Management LLC totaled $19 thousand, $21 thousand and $30 thousand during 2008, 2007 and 2006, respectively. Additionally, the Company received reimbursements for use of office space from PK Ware, Inc., an entity of which George Haddix, who was a director of the Company at that time, is a majority shareholder. Reimbursements received from Dr. Haddix were $6 thousand, $9 thousand and $10 thousand during 2008, 2007 and 2006, respectively. The Company received $3 thousand for reimbursements for use of office space from John Staples, III, who is a director of the Company, during 2008. The use of Company office space between the Company and each of Dr. Haddix and Mr. Staples was terminated in September 2008.

The Company received reimbursements from Everest Inc. for shared personnel services of $19 thousand during 2008. These shared services were terminated in August 2008. Additionally, the Company received other miscellaneous expense reimbursements from Everest Inc. of $14 thousand and $1 thousand during 2008 and 2006, respectively.

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

During 2006, the Company received a payment from the Vinod Gupta Revocable Trust for $0.1 million for reimbursement for short-swing profits Mr. Gupta had previously received upon the sale of the Company’s common stock.

During 2006, the Company paid $22 thousand to Corporate Avengers, LLC. Corporate Avengers provided marketing services to the Company for the time period February 2006 through December 2006. Corporate Avengers is owned by Ben Gottesman and Aaron Gottesman. Ben Gottesman is the son of Mr. Gupta’s wife, Laurel Gupta. Aaron Gottesman is Laurel Gupta’s ex-husband’s son.

14.	Supplemental Cash Flow Information

The Company made certain acquisitions during 2008, 2007 and 2006 (See Note 3) and assumed liabilities as follows:

	2008	2007	2006
	(In thousands)

Fair value of assets acquired	$51,567	$83,128	$210,569
Cash paid	(19,065)	(57,066)	(146,064)

Liabilities assumed	$32,502	$26,062	$64,505

The Company acquired property and equipment and other assets under capital lease obligations or financing arrangements totaling $1.1 million, $6.0 million and $3.9 million, in the years ended December 31, 2008, 2007 and 2006, respectively.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying amounts shown in the following table are included in the consolidated balance sheets under the indicated captions.

	December 31, 2008		December 31, 2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(Amounts in thousands)

Financial assets:
Cash and cash equivalents	$4,818	$4,818	$9,924	$9,924
Marketable securities	992	992	2,285	2,285
Other assets — non-marketable investment securities	116	116	377	377
Financial liabilities:
Long-term debt	300,644	309,248	283,227	283,865

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents.  The carrying amounts approximate fair value because of the short maturity of those instruments.

Marketable securities.  In accordance with SFAS 157, the fair values of debt securities and equity investments are level 1 inputs as the values are based on quoted market prices at the reporting date for those or similar investments.

Other assets, including non-marketable investment securities.  Investments in companies not traded on organized exchanges are valued on the basis of comparisons with similar companies whose shares are publicly traded. Values for companies not publicly traded on organized exchanges may also be based on analysis and review of valuations performed by others independent of the Company.

Long-term debt.  All debt obligations are valued at the discounted amount of future cash flows. At December 31, 2008, the fair value of our long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at market Treasury rates for similar debt instruments of comparable maturities.

16.	Commitments and Contingencies

Under the terms of its capital lease agreements, the Company is required to pay ownership costs, including taxes, licenses and maintenance. The Company also leases office space under operating leases expiring at various dates through 2018. Certain of these leases contain renewal options. Rent expense on operating lease agreements was $19.8 million, $17.8 million and $8.6 million, in the years ended December 31, 2008, 2007 and 2006, respectively. The increase in rent expense since 2005 is due to the rent expense incurred for Company’s acquired during 2006, 2007 and 2008. The balance of deferred rent liabilities as of December 31, 2008 and December 31, 2007 was $3.8 million and $1.5 million, respectively.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a schedule of the future minimum lease payments as of December 31, 2008:

	Capital	Operating
	(In thousands)

2009	$1,319	$16,593
2010	1,069	12,897
2011	314	10,897
2012	24	9,698
2013	—	6,019
Thereafter	—	4,537

Total future minimum lease payments	$2,726	$60,641

Less amounts representing interest	(257)

Present value of net minimum lease payments	$2,469

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

In November 2007, the Company received a request from the Denver Regional Office of the Securities and Exchange Commission (“SEC”) asking the Company to produce voluntarily certain documents as part of an SEC investigation. The requested documents relate to the allegations made in the Derivative Litigation, as well as related party transactions, expense reimbursement, other corporate expenditures, and certain trading in the Company’s securities. The Special Litigation Committee, the formation and activities of which are described in more detail below, has reported the results of its investigation to the SEC. The SEC has issued subpoenas to the Company and a number of its current and former directors and officers, and the Company intends to continue to cooperate fully with the SEC’s requests. Because the investigation is ongoing, the Company cannot predict the outcome of the investigation or its impact on the Company’s business.

In December 2007, the Company’s Board of Directors formed a Special Litigation Committee (the “SLC”) in response to the Derivative Litigation and the SEC’s investigation. The SLC, which consisted of five independent Board members, conducted an investigation of the issues in the Derivative Litigation and the SEC’s informal investigation, as well as other related matters. Based on its review, the SLC determined, on July 16, 2008, that various related party transactions, expense reimbursements and corporate expenditures were excessive and, in response, approved a series of remedial actions. The remedial actions are set forth in Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, which was filed on March 16, 2009.

The SLC conducted settlement discussions on behalf of the Company with all relevant parties, including the current and former directors of the Company named in the suit, Vinod Gupta and the Plaintiffs. On August 20, 2008, all relevant parties entered into a Stipulation of Settlement, the material terms of which are set forth in the Company’s Current Report on Form 8-K/A filed on August 22, 2008. A number of remedial measures were adopted and implemented in conjunction with the Stipulation of Settlement.

Under the terms of the Stipulation of Settlement, Vinod Gupta resigned as Chief Executive Officer of the Company on August 20, 2008. Mr. Gupta and the Company entered into a Separation Agreement and General

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Release dated August 20, 2008 (the “Separation Agreement”), under which Mr. Gupta granted a release of certain claims against the Company related to the Derivative Litigation and the SLC’s investigation and received the right to severance payments totaling $10.0 million (contingent on Mr. Gupta adhering to certain requirements in the Separation Agreement and Stipulation of Settlement). The Company also granted a release of certain claims against Mr. Gupta related to the Derivative Litigation and the SLC’s investigation. The first severance payment in the amount of $5.0 million, which was due within sixty days of execution of the Separation Agreement, was paid by the Company to Mr. Gupta on October 17, 2008.

Pursuant to the Stipulation of Settlement, Mr. Gupta has agreed to pay the Company $9.0 million incrementally over four years. This receivable was recorded within equity as a note receivable from shareholder on the consolidated balance sheet. The corresponding contribution was reduced by $2.5 million for federal and state income taxes and was recorded within paid-in capital on the consolidated balance sheet. Mr. Gupta’s first payment to the Company, in the amount of $2.2 million, was received on January 6, 2009.

On November 7, 2008, the Court entered an Order and Final Judgment approving all the terms of the Stipulation of Settlement and dismissing the Derivative Litigation with prejudice. The Court’s order also awarded Plaintiffs’ counsel fees of $7 million and expenses in the amount of $210,710, all paid by the Company in December 2008 and included in selling, general and administrative expenses within the consolidated statement of operations.

The Company is subject to legal claims and assertions in the ordinary course of business. Although the outcomes of any other lawsuits and claims are uncertain, the Company does not believe that, individually or in the aggregate, any such lawsuits or claims will have a material effect on its business, financial conditions, results of operations or liquidity.

17.	Restructuring Charges

The Company recorded restructuring charges during 2008, 2007 and 2006 of $8.3 million, $10.0 million and $3.7 million, respectively, which are included within selling, general and administrative expenses on the consolidated statement of operations. These costs related to workforce reductions as a part of the Company’s continuing strategy to reduce unnecessary costs and focus on core operations, the restructuring of the infoUSA National Accounts operations that occurred in 2007, as well as the restructuring of the Hill-Donnelly print operations in 2007. 2008 restructuring charges included workforce reduction charges for involuntary employee separation costs for approximately 250 employees for $6.3 million, which included $1.7 million and $1.5 million related to the elimination of several management positions for Guideline, Inc. and Direct Media, Inc., respectively. Additionally, during 2008 the Company recorded $2.0 million in facility closure costs. The workforce reduction charges included involuntary employee separation costs during 2007 for 325 employees, and during 2006 for 200 employees.

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

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued for as of December 31, 2007. The costs included in the accrual as of December 31, 2007 are for the closure of the Taiwan office, and the reduction of office space in the Princeton, New Jersey; Maumee, Ohio; and United Kingdom offices, as well as employee separation costs in each location.

The following table summarizes activity related to the restructuring charges recorded by the Company for the year ended December 31, 2006, 2007 and 2008, including both the restructuring accrual balances and those costs expensed and paid within the same period:

	December 31,				December 31,
	2005		Amounts		2006
	Beginning	Amounts	From	Amounts	Ending
	Accrual	Expensed	Acquisitions	Paid	Accrual
	(In thousands)

Data Group:
Employee separation costs	$1,039	$2,255	$—	$2,463	$831

Services Group:
Employee separation costs	$675	$1,287	$103	$1,633	$432

Corporate Activities:
Employee separation costs	$82	$230	$—	$282	$30

	December 31,				December 31,
	2006		Amounts		2007
	Beginning	Amounts	From	Amounts	Ending
	Accrual	Expensed	Acquisitions	Paid	Accrual
	(In thousands)

Data Group:
Employee separation costs	$831	$4,592	$5	$3,234	$2,194

Other associated costs	$—	$3,073	$—	$3,047	$26

Contract termination costs	$—	$685	$—	$685	$—

Services Group:
Employee separation costs	$432	$1,378	$—	$1,305	$505

Research Group:
Employee separation costs	$—	$—	$1,797	$1,231	$566

Contract termination costs	$—	$—	$3,370	$782	$2,588

Corporate Activities:
Employee separation costs	$30	$321	$—	$173	$178

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,				December 31,
	2007		Amounts		2008
	Beginning	Amounts	From	Amounts	Ending
	Accrual	Expensed	Acquisitions	Paid	Accrual
	(In thousands)

Data Group:
Employee separation costs	$2,194	$1,217	$—	$2,936	$475

Other associated costs	$26	$—	$—	$26	$—

Contract termination costs	$—	$301	$—	$158	$143

Services Group:
Employee separation costs	$505	$2,330	$—	$1,004	$1,831

Contract termination costs	$—	$1,335	$—	$1,335	$—

Research Group:
Employee separation costs	$566	$1,777	$—	$1,538	$805

Contract termination costs	$2,588	$—	$(1,524)	$1,064	$—

Corporate Activities:
Employee separation costs	$178	$1,010	$—	$485	$703

Contract termination costs	$—	$355	$—	$59	$296

18.	Income Taxes

The components of the provision for income taxes were as follows:

	For the Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)

Current:
Federal	$6,216	$20,547	$20,334
Foreign	2,027	2,379	574
State	835	4,339	1,247

	9,078	27,265	22,155

Deferred:
Federal	(3,062)	(1,203)	(2,261)
Foreign	(354)	323	166
State	(206)	(579)	(121)

	(3,622)	(1,459)	(2,216)

	$5,456	$25,806	$19,939

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The items accounting for the difference between income taxes computed at the statutory rate and the provision for income taxes were as follows:

	For the Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)

Expected Federal income taxes at statutory rate of 35%	$3,594	$23,355	$18,634
State taxes, net of Federal effects	408	2,465	732
Foreign income	1,201	1,518	504
Foreign tax credit	(1,138)	(1,404)	(347)
Acquisition adjustment	353	—	—
Other	1,038	(128)	416

	$5,456	$25,806	$19,939

The components of the deferred tax assets (liabilities) were as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Unrealized losses	$2,569	$360
Pension plan obligation	572	230
Accounts receivable	1,029	968
Accrued compensation	8,493	6,521
Professional fees	1,769	1,142
Depreciation	3,035	4,227
Net operating losses	8,761	4,700

	26,228	18,148
Less: valuation allowance	(3,000)	(3,239)

	23,228	14,909

Deferred tax liabilities:
Unrealized gains	(378)	(900)
Intangible assets	(38,138)	(38,097)
Deferred marketing costs	(356)	(791)
Prepaid expense and other	(2,231)	(2,126)

Deferred tax liabilities, net	$(17,875)	$(27,005)

The Company has recognized deferred tax assets of $23.2 million, net of a valuation allowance of $3.0 million, as of December 31, 2008. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities, and tax planning strategies in making this assessment.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s valuation allowance decreased by $0.2 million during the fiscal year 2008, primarily due to changes in state apportionment factors and rates.

The Company had Federal net operating loss carryforwards (NOLs) for tax purposes totaling $2.8 million at December 31, 2008, that expire between 2023 and 2025. The utilization of some of these NOLs is limited pursuant to Section 382 of the Internal Revenue Code as a result of prior ownership changes.

The Company had Foreign Tax Credits carry forwards totaling $1.4 million at December 31, 2008, that expire between 2016 and 2018.

The Company had state NOLs (net of Federal effect) of $3.4 million as of December 31, 2008, that expire between 2009 and 2022. A valuation allowance has been provided for $3.0 million of these deferred tax assets as management believes these carryforwards are more likely than not to expire unused due to some subsidiaries with historical or projected losses.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, deferred income tax liabilities decreased by $7.5 million and the liability for unrecognized tax benefits increased by $7.5 million. There was no effect on the Company’s stockholders’ equity upon the Company’s adoption of FIN 48.

The net amount of unrecognized tax benefits at December 31, 2008 that, if recognized, would impact the Company’s effective tax rate was $0.7 million. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate.

The Company estimates that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by $0.2 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability for
Unrecognized
Tax Benefits
(In thousands)

Balance at January 1, 2008	$2,688
Increases from positions established during the current period	1,515
Decreases from positions established during the current period	(1,578)
Decreases related to settlement with taxing authorities	(187)
Decreases for lapse of statute of limitations	(611)

Balance at December 31, 2008	$1,827

The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2004. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file, varies by state.

The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended December 31, 2008, the amount of penalties and interest recognized as income tax expense was $341,788.

19.	Segment Information

The Company currently reports results in three segments: the Data Group, the Services Group and the Marketing Research Group. The Company continues to report administrative functions in the Corporate Activities Group.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill for the Data Group remained relatively flat, with a decrease to $255.1 million at December 31, 2008 from $256.5 million at December 31, 2007. The decrease in goodwill for the Data Group was the result of a purchase entry adjustment to correct deferred income taxes related to the acquisition of OneSource and adjustment for change in foreign currency for our Canadian acquisitions. Goodwill for the Services Group increased to $70.6 million at December 31, 2008 from $63.5 million at December 31, 2007. The increase in goodwill for the Services Group is due to the addition of the acquisition of Direct Media, Inc. in January 2008. Goodwill for the Marketing Research Group decreased to $92.8 million at December 31, 2008 from $95.0 million at December 31, 2007. The decrease in goodwill for the Marketing Research Group is due to subsequent purchase accounting adjustments for the Guideline, Inc. and Opinion Research Corporation acquisitions made as a result of receiving new information about items that existed as of the acquisition date, as well as an adjustment for the change in foreign currency for the Company’s Australian acquisition.

The following table summarizes segment information, which excludes total assets since we do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment:

	For the Year Ended December 31, 2008
			Marketing
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)

Net sales	$309,477	$163,308	$265,485	$—	$738,270
Operating income (loss)	65,248	29,594	14,907	(81,565)	28,184
Investment income	—	—	—	1,660	1,660
Interest expense	—	—	—	(18,143)	(18,143)
Other charges	—	—	—	(1,434)	(1,434)
Income (loss) before income taxes	65,248	29,594	14,907	(99,482)	10,267
Goodwill	255,085	70,558	92,833	—	418,476

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2007
			Marketing
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)

Net sales	$330,488	$136,783	$221,502	$—	$688,773
Operating income (loss)	88,395	33,363	10,160	(45,391)	86,527
Investment income	—	—	—	617	617
Interest expense	—	—	—	(20,995)	(20,995)
Other income	—	—	—	599	599
Income (loss) before income taxes	88,395	33,363	10,160	(65,170)	66,748
Goodwill	256,526	63,510	95,039	—	415,075

	For the Year Ended December 31, 2006
			Marketing
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)

Net sales	$299,357	$120,892	$14,627	$—	$434,876
Operating income (loss)	66,034	29,162	497	(31,149)	64,544
Investment income	—	—	—	(7)	(7)
Interest expense	—	—	—	(11,410)	(11,410)
Other income	—	—	—	112	112
Income (loss) before income taxes	66,034	29,162	497	(42,454)	53,239
Goodwill	254,048	65,822	61,879	—	381,749

20.	Subsequent Events

On January 6, 2009, pursuant to the Stipulation of Settlement, Mr. Gupta paid the Company $2.2 million, which is the first payment of the total $9.0 million that will be paid incrementally over four years. In 2009 the Company will record this receipt within equity as an offset to the note receivable from shareholder previously recorded on the consolidated balance sheet.

21.	Staff Accounting Bulletin 108 (SAB 108)

In September 2006, the SEC released Staff Accounting Bulletin 108, (“SAB 108”). The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of errors relating to prior years. In accordance with SAB 108, the Company adjusted beginning retained earnings for fiscal 2006 in the accompanying consolidated balance sheet for the items described below which had previously been considered immaterial.

Cash:  The Company adjusted its beginning retained earnings for fiscal 2006 related to a historical difference between the detail supporting schedules for cash and cash recorded in the general ledger. It was determined that the Company had improperly included approximately $2.1 million in reconciling items resulting from an accounting system conversion prior to 2001.

Accounts Receivable Adjustment:  The Company adjusted its beginning retained earnings for fiscal 2006 related to a historical difference between the accounts receivable reconciliation and the accounts receivable consolidated subsidiary primarily due to a reconciling item improperly included in the reconciliation at the time of an accounting system conversion prior to 2001. This resulted in an adjustment of $1.8 million.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

infoGROUP INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts*	Deductions		Period
	(In thousands)

Allowance for doubtful accounts receivable:				(A	)
December 31, 2006	$1,292	$1,104	$90	$1,608		$878
December 31, 2007	$878	$4,615	$34	$3,060		$2,467
December 31, 2008	$2,467	$2,636	$352	$2,747		$2,708
Allowance for sales returns:				(B	)
December 31, 2006	$—	$368	$—	$—		$368
December 31, 2007	$368	$289	$—	$—		$657
December 31, 2008	$657	$(109)	$—	$—		$548

*	Recorded as a result of acquisitions

(A)	Charge-offs during the period indicated

(B)	Returns processed during the period indicated

See accompanying independent auditors’ report.

EXHIBIT INDEX

Exhibit
No.		Description

2.1	—	Agreement and Plan of Merger, dated as June 28, 2007, by and among infoUSA Inc., Knickerbocker Acquisition Corp. and Guideline, Inc., incorporated herein by reference to Exhibit 2.1 filed with our Current Report on Form 8-K, filed July 5, 2007
3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
3.2	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
3.3	—	Certificate of Ownership and Merger effecting the name change to infoGROUP Inc., incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed June 4, 2008
3.4	—	Amended and Restated Bylaws incorporated by reference to Exhibit 3.4 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed August 8, 2008
4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed March 20, 2000
4.2	—	Specimen of Common stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
10.1	—	Second Amended and Restated Credit Agreement among infoUSA Inc., various Lenders named therein, LaSalle Bank National Association and Citibank F.S.B., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.2	—	Amended and Restated Security Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Collateral Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.3	—	Amended and Restated Pledge Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Administrative Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.4	—	Amended and Restated Subsidiaries Guaranty by subsidiaries of infoUSA, Inc. named therein, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.5	—	Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-1(File No. 33-51352), filed August 28, 1992
10.6	—	1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-8 (File No. 333-37865), filed October 14, 1997
10.7	—	1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-8 (File No. 333-82933), filed July 15,1999
10.8	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Edward Mallin, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed February 17, 2006
10.9	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Fred Vakili, incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed February 17, 2006
10.10	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Stormy L. Dean, incorporated herein by reference to Exhibit 10.4 filed with our Current Report on Form 8-K, filed February 17, 2006
10.11	—	Standstill Agreement dated July 21, 2006 between Vinod Gupta and infoUSA Inc, incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K, filed July 25, 2006

Exhibit
No.		Description

10.12	—	First Amendment to Second Amended and Restated Credit Agreement, dated as of March 16, 2007, by and among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A. (f/k/a Citibank, F.S.B.), as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K, filed March 21, 2007
10.13	—	Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 16, 2007, by and among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A. (f/k/a Citibank, F.S.B.), as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed May 30, 2007
10.14	—	Deed of Trust and Security Agreement, dated as of May 23, 2007, by Ralston Building LLC to Commonwealth Land Title Insurance Company, as trustee, for the benefit of Suburban Capital Markets, Inc., incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, filed May 30, 2007
10.15	—	Deed of Trust and Security Agreement, dated as of May 23, 2007, by Papillion Building LLC to Commonwealth Land Title Insurance Company, as trustee, for the benefit of Suburban Capital Markets, Inc., incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed May 30, 2007
10.16	—	Fixed Rate Note of Ralston Building LLC to the order of Suburban Capital Markets, Inc., dated May 23, 2007, incorporated herein by reference to Exhibit 10.4 filed with our Current Report on Form 8-K, filed May 30, 2007
10.17	—	Fixed Rate Note of Papillion Building LLC to the order of Suburban Capital Markets, Inc., dated May 23, 2007, incorporated herein by reference to Exhibit 10.5 filed with our Current Report on Form 8-K, filed May 30, 2007
10.18	—	Guaranty, dated May 23, 2007, by infoUSA Inc. for the benefit of Suburban Capital Markets, Inc., with respect to Ralston Building LLC, incorporated herein by reference to Exhibit 10.6 filed with our Current Report on Form 8-K, filed May 30, 2007
10.19	—	Guaranty, dated May 23, 2007, by infoUSA Inc. for the benefit of Suburban Capital Markets, Inc., with respect to Papillion Building LLC, incorporated herein by reference to Exhibit 10.7 filed with our Current Report on Form 8-K, filed May 30, 2007
10.20	—	Net Lease, dated May 23, 2007, by and between Ralston Building LLC, as lessor, and infoUSA Inc., as lessee, incorporated herein by reference to Exhibit 10.8 filed with our Current Report on Form 8-K, filed May 30, 2007
10.21	—	Net Lease, dated May 23, 2007, by and between Papillion Building LLC, as lessor, and infoUSA Inc., as lessee, incorporated herein by reference to Exhibit 10.9 filed with our Current Report on Form 8-K, filed May 30, 2007
10.22	—	Agreement, dated July 20, 2007, between Vinod Gupta and infoUSA Inc., incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, filed July 26, 2007
10.23	—	Separation and Consulting Agreement, dated October 12, 2007, between infoUSA Inc. and Monica Messer, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed October 17, 2007
10.24	—	Third Amendment to the Second Amended and Restated Credit Agreement and Waiver of Default, dated March 26, 2008, among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed March 28, 2008

Exhibit
No.			Description

10.25		—	Fourth Amendment to the Second Amended and Restated Credit Agreement and Waiver of Default, dated June 27, 2008, among infoGROUP Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed July 3, 2008
10.26		—	Agreement, dated July 18, 2008, between Vinod Gupta and infoGROUP Inc., incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed July 23, 2008
10.27			Employment Agreement between infoGROUP Inc. and Thomas J. McCusker, dated December 23, 2008 incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K (Film No. 081278413), filed December 31, 2008
10.28			Employment Agreement between infoGROUP Inc. and Thomas Oberdorf, dated December 23, 2008 incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K/A, filed December 31, 2008
10.29			Employment Agreement between infoGROUP Inc. and Bill L. Fairfield, dated December 23, 2008 incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K (Film No. 081278384), filed December 31, 2008
10.30			Form of Restricted Stock Unit Agreement incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed December 23, 2008
10.31			infoGROUP Inc. Amended and Restated 2007 Omnibus Incentive Plan, incorporated herein by reference to Exhibit 10.5 filed with our Quarterly Report on Form 10-Q filed November 10, 2008
10.32			Agreement, dated July 18, 2008, between Vinod Gupta and the Company, incorporated hereby by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on July 23, 2008
10.33			Voting Agreement, dated August 20, 2008, by and among the Company, the Special Litigation Committee and Vinod Gupta, incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K/A, filed August 22, 2008
10.34			Separation Agreement and General Release dated August 20, 2008, between Vinod Gupta and the Company, incorporated herein by reference to Exhibit 10.6 filed with our Current Report on Form 8-K/A, filed August 22, 2008
10.35			Stipulation of Settlement, dated as of August 20, 2008 by and among the Company, the Special Litigation Committee, the plaintiffs to the Derivative Litigation and the defendants to the Derivative Litigation, incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K/A, filed August 22, 2008
*21	.1	—	Subsidiaries and Jurisdiction of Establishment, filed herewith
*23	.1	—	Consent of Independent Registered Public Accounting Firm, filed herewith
*31	.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	—	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	—	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith