Form 10-K/A
period 2008-12-31
infoGROUP Inc.
filed 2009-04-30
CIK 879437

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
(402) 593-4500
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.0025 par value	Nasdaq Stock Market, LLC
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
     This Amendment to the Registrant’s Annual Report on Form 10-K is filed to provide the information required by Part III, Items 10 through 14.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
     The names of the Company’s directors, and certain information about them, are set forth below. The directors’ ages are as of April 30, 2009.

			Director	Director Term
Name of Director	Age	Position	Since	Expires
Bernard W. Reznicek (2)(4)(5)	72	Chairman of the Board	2006	2011
Bill L. Fairfield	62	Director	2005	2010
Vinod Gupta	62	Director	1972	2009
Elliot S. Kaplan	72	Director	1988	2010
George Krauss (2)(3)(5)	67	Director	2007	2010
Gary Morin (1)(3)	60	Director	2008	2009
Roger Siboni (2)(4)	54	Director	2009	2009
John N. Staples III (4)	62	Director	2007	2011
Thomas L. Thomas (1)(2)	60	Director	2009	2009
Clifton T. Weatherford (1)(3)(5)	62	Director	2007	2011

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

(4)	Member of the Strategic Oversight Committee.

(5)	Member of the Special Litigation Committee.

     Bernard W. Reznicek has served as a director of the Company since March 2006 and has been the Chairman of the Board since August 2008. Mr. Reznicek is currently President and Chief Executive Officer of Premier Enterprises Inc., a consulting, investment, and real estate development company. Mr. Reznicek was an executive with Central States Indemnity Company, a Berkshire Hathaway Company, from January 1997 until January 2003. Mr. Reznicek served as Dean of the College of Business of Creighton University in Omaha, Nebraska from July 1994 until January 1997. He served as Chairman and Chief Executive Officer of Boston Edison from September 1987 to July 1994. Prior to being recruited to lead Boston Edison, he served in various executive positions over his 30 year career at Omaha Public Power District (OPPD). He was President and Chief Executive Officer of OPPD from 1981 — 1987. Mr. Reznicek currently serves as the Chairman of the Board of Directors of CSG Systems International, Inc. and is a director of Pulte Homes, Inc. He is currently chair of the infoGROUP Board’s Compensation Committee as well as a member of the Board’s Audit Committee and Special Litigation Committee. Mr. Reznicek holds a B.S. in Business Administration from Creighton University and an M.B.A. from the University of Nebraska.
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

     Vinod Gupta founded the Company and served as Chairman of the Board from its incorporation in 1972 until July 2008. Mr. Gupta served as Chief Executive Officer of the Company from 1972 until September 1997 and from August 1998 to August 2008. Mr. Gupta holds a B.S. in Engineering from the Indian Institute of Technology, Kharagpur, India, and an M.S. in Engineering and an M.B.A. from the University of Nebraska.
     Elliot S. Kaplan has served as a director of the Company since May 1988. He is a name partner and former Chairman of the Executive Board of the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. and has practiced law continuously with that firm since 1961. Mr. Kaplan is also a director and officer of Best Buy Co., Inc. Mr. Kaplan holds a B.A. in Business Administration and a J.D. from the University of Minnesota. Mr. Kaplan is Chair of the University of Minnesota Foundation, Chairman of the Board of Directors of the Bank of Naples, and a director of the Minnesota Historical Society.
     George Krauss has served as a director of infoGROUP since 2007. Mr. Krauss has been a consultant to The Burlington Capital Group LLC (formerly known as America First Companies, L.L.C.) (“Burlington”) since 1997. From 1972 to 1997, Mr. Krauss practiced law with Kutak Rock LLP in Omaha, Nebraska, and served as the firm’s managing partner from 1983 to 1993, and continued to be Of Counsel to such firm until December 2006. Mr. Krauss has extensive experience in corporate, mergers and acquisition and regulatory matters. In addition to his legal education, Mr. Krauss has a Masters of Business Administration and is a registered professional Engineer. Mr. Krauss currently serves as a member of the Board of Directors of MFA Financial, Inc., which is listed on the NYSE and as a member of the Board of Managers of Burlington, which is the general partner of America First Tax Exempt Investors LP, which is listed on the NASDAQ.
     Gary Morin joined the Board of Directors of the Company in October 2008. He served as Executive Vice President for Lexmark International Inc. (NYSE: LXK-$4.9 billion) from 2005 to 2006 and Executive Vice President and Chief Financial Officer from 2000 to 2005, when he retired, and was Vice President and Chief Financial Officer from 1996 to 2000. Prior to Lexmark, he was Executive Vice President and Chief Operating Officer of Huffy Corporation in Dayton, Ohio. While at Huffy, he held a number of positions including President and General Manager of the Huffy Bicycle Co. and President and General Manager of Washington Inventory Service. Morin also served in several financial management positions with Tambrands Inc., General Foods Corp. and The Pillsbury Co. Morin currently serves on the board of directors of Sealy Corporation (NYSE:ZZ-$1.7 billion), the leading bedding manufacturer in the world. He is a member of the Audit Committee. Morin is also on the board of directors of Citrix Systems, Inc. (NASDAQ:CTXS-$1.4 billion), a global leader and most trusted name in application delivery infrastructure. He is chairman of the Audit Committee and of the Finance Committee and is a member of the Nominating and Corporate Governance Committee.
     Roger Siboni joined the Board of Directors of the Company in January 2009. He has served in key executive leadership positions with such companies as Epiphany, Inc. (acquired by SSA Global in 2005) and KPMG Peat Marwick LLP. Mr. Siboni served as Chairman of the Board of Epiphany, Inc., a software company that provided customer relationship management solutions, from July 2003 until October 2005 and as President and Chief Executive Officer of Epiphany, Inc. from August 1998 to July 2003. Prior to joining Epiphany, Mr. Siboni spent more than 20 years at KPMG LLP, most recently as its Deputy Chairman and Chief Operating Officer. Mr. Siboni currently serves as a director for Cadence Design Systems, Inc. (NASDAQ:CDNS — $1.6 billion), a provider of electronic design automation; Classmates Media Corporation — Classmates.com; ($139 million), a leading online social networking and online loyalty marketing services; and Dolby Laboratories, Inc. (NYSE: DLB - $500 million), which develops sound processing and noise reduction systems for use in professional and consumer audio and video equipment. In addition to his director positions and non-profit work, Mr. Siboni served as chair of the Haas School of Business at UC Berkeley.
     John N. Staples, III was elected to the Board of Directors of the Company in November 2007. He is an attorney practicing in San Francisco, California. He is a former director of Valley National Bank, of Salinas, California, a subsidiary of Household International Inc., and of Household Bank, FSB, also a subsidiary of Household International, Inc. John has also served on numerous professional and charitable Boards in San Francisco and Monterey, California. He is a graduate of Trinity College and Pepperdine University School of Law. John was a helicopter pilot in the United States Marine Corps serving in Vietnam in 1970-1971. He is a retired Lieutenant Colonel in the United States Air Force Reserves.

     Thomas L. Thomas joined the infoGROUP Board of Directors in January 2009 with over 35 years experience as a technology executive with a broad background both in domestic and international business. Most recently he was President and COO for GXS, Inc., a leading worldwide technology provider of business-to-business EDI and supply chain integration, synchronized and collaboration solutions. Earlier, he was Chairman, President and CEO of HAHT Commerce, an Enterprise Software Company, which was acquired by GXS. Thomas was previously CEO and President of Ajuba Solutions, a provider of integration software, acquired by Interwoven. Prior to this he was Chairman, President, CEO of Vantive Corporation, a public company and leading customer relationship management software vendor acquired by PeopleSoft. Before joining Vantive, Mr. Thomas was SVP of E-Business and CIO at 3Com, Palm and Dell Computer; as well as VP of Information Systems at both Kraft Foods and Sara Lee. Thomas currently serves as a director for Iteris, Inc. (ITI-AMEX) a leading provider of outdoor machine vision systems and sensors, Interwoven, Inc. (NASDAQ:IWOV), which provides internet/enterprise content management software solutions, FrontRange, which is the developer of IT service management and infrastructure management solutions, help desk and CRM, and Infogain a private company that provides top tier consulting and professional services. He also currently serves as a trustee of Bellarmine University.
     Clifton T. Weatherford joined the Board in December 2007. Mr. Weatherford retired in January 2003 as Executive Vice President and Chief Financial Officer of Business Objects S.A. With over 37 years in the global technology industry, Mr. Weatherford has held senior financial positions at NETCOM On-Line Communication Services, Logitech, Texas Instruments, Schlumberger, and Tandem Computers in the US, Europe, and Japan. He currently serves on the boards of Tesco Corporation, Advanced Analogic Technologies, SMART Modular Technologies, Mellanox Technologies, and several private companies. In 2003, Mr. Weatherford was instrumental in leading Peregrine Software to emerge from Chapter 11. He has also served as a panelist for The National Association of Corporate Directors, The National Investor Relations Institute, Pillsbury Winthrop/Ernst & Young, and the KPMG Audit Committee Institute. In July 2007, Mr. Weatherford was named by SEC Chairman Christopher Cox to the newly created Federal Advisory Committee on Improvements to Financial Reporting (CIFiR). The committee submitted their final report in August 2008.
     Information regarding our executive officers is included in Item 1, “Business” of the Annual Report on Form 10-K for the year ended December 31, 2008.
Director Independence and Board Committees
     The Board of Directors has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Strategic Oversight Committee. The duties of each committee are described below. The Board of Directors has determined that each member of the Board, other than Vinod Gupta, Elliott S. Kaplan, Bill L. Fairfield, and John N. Staples III, is independent, as defined by the rules for companies listed on the NASDAQ Global Select Market.
     The Audit Committee currently consists of Clifton T. Weatherford (Chair), Gary Morin and Thomas L. Thomas. Among other duties, the Audit Committee selects the Company’s independent auditors, reviews and evaluates significant matters relating to the audit and internal controls of the Company, reviews the scope and results of audits by, and the recommendations of, the Company’s independent auditors, and pre-approves all audit and permissible non-audit services provided by the auditors. Before the Company’s independent accountant is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. Each member of the Audit Committee is independent, as independence for audit committee members is defined by the applicable rules and regulations of the SEC and the Nasdaq Global Select Market. The Audit Committee has determined that Clifton T. Weatherford, Gary Morin and Thomas L. Thomas are “audit committee financial experts” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.
     The Compensation Committee currently consists of directors Bernard W. Reznicek (Chair), George Krauss, Roger Siboni and Thomas L. Thomas. The Compensation Committee establishes the compensation of the Company’s executive officers and administering existing and future stock and option plans of the Company, including the Company’s 2007 Omnibus Incentive Plan. The details of determining the compensation of its executive officers are described in Item 11, “Executive Compensation” of this Annual Report under the heading “Compensation Discussion and Analysis.” Each member of the Compensation Committee is independent, under the applicable rules and regulations of the SEC and the Nasdaq Global Select Market.
     The Nominating and Corporate Governance Committee currently consists of George Krauss (Chair), Gary Morin and Clifton T. Weatherford. The Nominating and Corporate Governance Committee identifies and recommends to the Board of Directors qualified director candidates; makes recommendations to the Board of Directors regarding Board committee membership; establishes, implements, and monitors practices and processes regarding corporate governance matters; and makes recommendations regarding management succession planning. Each member of the Nominating and Corporate Governance Committee is independent, under the applicable rules and regulations of the SEC and the Nasdaq Global Select Market.
     The Strategic Oversight Committee currently consists of Roger Siboni (Chair), Bernard W. Reznicek and John N. Staples III. The Strategic Oversight Committee was formed in January 2009 to consider and oversee strategic planning at the Company in conjunction with management. There are no independence requirements for the members of the Strategic Oversight Committee.
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
     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were timely complied with, except that the following reports were filed late: four Form 3’s reporting newly named Board of Directors Robin S. Chandra, George Krauss, John N. Staples III and Clifton T. Weatherford, four Form 4’s reporting restricted stock unit grants for Bill L. Fairfield, Thomas Oberdorf, Thomas J. McCusker and Fred Vakili, two Form 5’s reporting gifting of shares of stock for Vinod Gupta and one Form 3 reporting newly named executive officer Mark Israelsen.
Code of Ethics
     We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on the Company’s website at www.infoGROUP.com under the caption “Corporate Governance.”
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
Item 11. Executive Compensation
Compensation Discussion and Analysis
     This Compensation Discussion and Analysis (“CD&A”) should be read in conjunction with the “Summary Compensation Table” and related discussion provided below. The term Named Executive Officers (“NEOs”) refers to the executive officers listed in the “Summary Compensation Table.” Our CD&A addresses the following items:
•	overview of executive compensation;

•	how we determine executive compensation;

•	our philosophy regarding executive compensation;

•	objectives of executive compensation elements;

•	executive compensation decisions for fiscal year 2008;

•	severance and change in control considerations; and

•	tax and accounting considerations.
Overview of Executive Compensation
     The Compensation Committee of our Board of Directors (the “Committee”) is responsible for establishing, implementing and monitoring the administration of our executive compensation programs in accordance with the Company’s compensation philosophy and strategy, and for approving executive compensation (other than for the Chief Executive Officer, for whom the Committee makes recommendations to the full Board). The Committee also works in conjunction with the Independent Directors to determine equity plan awards. The Committee seeks to reward the Company’s executive officers in a fair, reasonable and competitive manner. The compensation program consists of base salary, annual short-term incentives (both performance-based and discretionary), long-term equity-based incentive compensation, and personal benefits.
     During fiscal year 2008, the members of the Committee who determined the compensation of our executive officers for 2008 were Bernard W. Reznicek (Chair and member for the entire year), Robin S. Chandra (from January 25, 2008 until year end), George F. Haddix (from January 25, 2008 until August 20, 2008), and Clifton T. Weatherford (from September 12, 2008 until year end) and Dennis Walker (from January 1, 2008 until January 25, 2008).
How We Determine Executive Compensation
     The Role of the Committee. Executive compensation is determined by the Committee, which meets at least quarterly to consider issues relating to executive compensation. It draws on internal and external resources to provide necessary information and recommendations, as appropriate. In 2008, the Committee met eight times. Each year, the Committee (1) reviews its Charter to ensure that it remains consistent with stockholder interests and good corporate governance principles and (2) performs an evaluation of its performance. In 2008, the Committee engaged in the following activities related to executive compensation to ensure it carried out its responsibilities as outlined in the Charter:
•	reviewed each element of compensation of the NEOs;

•	reviewed and approved corporate goals and objectives relevant to the compensation of the Chief Executive Officer (“CEO”) and made a recommendation to the Board with regards to the CEO’s compensation levels;

•	considered and made recommendations to the Board of Directors with respect to the adoption, amendment, administration or termination of compensation, welfare, benefit, pension and other plans related to the compensation of current and former employees of the Company;

•	reviewed and approved the CD&A as required by the SEC and certified the CD&A and its contents through the issuance of the Compensation Committee Report; and

•	retained legal, accounting and other relevant advisors as it deemed necessary to carry out its fiduciary responsibilities at the Company’s expense.
     In addition, each member of the Committee is a “non-employee director” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code, and an independent director under the applicable rules of the NASDAQ Global Select Market.
     For the benefit of our stockholders, the Compensation Committee Charter is posted on the Company’s website at www.infogroup.com under the caption “Corporate Governance.”
     The Committee, in carrying out the responsibilities as outlined in its Charter, is wholly responsible for determining the compensation paid to the executive officers, other than the CEO, and recommending the compensation of the CEO to the Board. The Board determines the compensation of the CEO. The CEO is not present during Board or Committee deliberations or voting on the compensation of the CEO.

     The Role of Executive Officers. In January 2008, our former CEO reviewed the performance of Mr. Mallin, Mr. Dean, Mr. Israelsen and Dr. Mahnke, the NEOs employed by the Company at that time. Based on this review, the former CEO made compensation recommendations to the Committee, including recommendations for base salary adjustments, actual annual incentive award recommendations, and performance metrics for determining such awards at the end of 2008. In January 2009, Bill Fairfield, our current CEO, made compensation recommendations for the executive officers, including base salary adjustments, annual incentive awards to be granted for 2008 performance and metrics for determining 2009 annual incentive awards. Although the Committee considered these recommendations, it retained full discretion to set all compensation for the NEOs. The Committee has the discretion to invite the CEO to be present during the Committee’s deliberations on the compensation of the NEOs
     The Role of the Compensation Consultant. Under the Committee’s Charter, the Committee has the authority to retain consultants to aid in its duties from time to time. Pursuant to this authority, in 2007, the Committee retained Pearl Meyer & Partners (“PM&P”), an outside executive compensation consulting firm. PM&P assists the Committee with the collection and interpretation of competitive market data and prevalence information with regard to executive compensation levels and executive compensation plan design. PM&P is engaged by, and reports directly to, the Committee. PM&P works with the Committee, in conjunction with management, to design the Company’s compensation programs to support our business strategy.
     PM&P also participates in the executive session of Committee meetings where no members of Company management are present.
     Employment Agreements. The Committee has negotiated and approved employment agreements with executive officers of the Company, including compensation terms commensurate with those of similarly-situated companies. In December 2008, the Committee negotiated and approved employment agreements with Mr. Fairfield and Mr. Oberdorf.
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
     In 2008, PM&P provided the Committee with counsel on compensation plan design and compensation levels for the CEO and the other senior executives, including each of the NEOs. PM&P assisted the Committee by providing market compensation data on base pay, as well as annual and long-term incentives, as further discussed below.
     Peer Group. The Company primarily competes for talent in the information collection and distribution industry and benchmarks executive compensation levels against other publicly-traded companies in this industry. In 2008, the Committee referred to the following peer group, developed by PM&P, of publicly-traded companies in the information collection and distribution industry for benchmarking executive compensation.
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
Our Philosophy Regarding Executive Compensation
     We believe that it is in the best interest of the Company and its stockholders to employ talented, committed, high-performing leaders who can sustain and improve the Company’s performance. We believe that executive compensation must serve to:
•	align the interests of executives and stockholders;

•	attract and retain top executives;

•	reward executives for meeting and exceeding financial and strategic business goals;

•	motivate executives to perform at their highest potential;

•	reinforce a sense of teamwork through common objectives and shared rewards for performance;

•	provide a competitive pay opportunity; and

•	maintain internally fair and equitable compensation levels and practices.
     The Committee does not necessarily target a specific position within the external market (i.e., the 50th percentile) but rather evaluates total compensation within the context of a number of factors described in greater detail below.
Objectives of Executive Compensation Elements
     Each NEO’s annual total compensation is composed of a mix of fixed and variable compensation elements, consisting of:
•	base salary;

•	annual cash incentive plan;

•	long-term equity incentives; and

•	other benefits.
     We expect that this mix can and should change from time to time as our business needs and objectives evolve, and as external business and market circumstances change. The Committee reviews the combined value of all of the elements of compensation awarded in previous years, both targeted and actual, when considering proposed compensation for the current year.
     We believe that it is appropriate to take a holistic view of each executive officer’s total compensation opportunity and review it annually on a prospective basis. The Company believes the value of an executive’s performance cannot be measured solely by reference to objective performance indicators or based on a simple formulaic approach; compensation should be awarded based on consideration of both objective and subjective factors. Therefore, we retain discretion to adjust different compensation elements based on particular facts and circumstances and consider other subjective factors.
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
     The Committee has also used discretionary bonus awards in the past. The Committee considers a number of factors in determining who will receive a discretionary bonus award and the size of the award. Historically, discretionary cash bonuses have been made to recognize extraordinary efforts in the context of:
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
     Long-term Equity Incentives. While the Committee focused on cash compensation for our executive officers in recent years and through most of 2008, the Committee, in conjunction with the disinterested Independent Directors on the board, implemented long-term equity incentives for executives near the end of 2008. The equity-based component is intended to provide significant incentives directly linked to the long-term performance of the Company. All equity grants are approved by a majority vote of the disinterested Independent Directors of the Board.
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
     In the past, the Company also has offered certain perquisites, generally restricted to NEOs. As described below, as a result of the Special Litigation Committee’s investigation, the Independent Directors implemented a policy essentially eliminating such perquisites in October 2008. Please see the “All Other Compensation” column in the “Summary Compensation Table” (and the related discussion in the footnotes thereto) provided below for more detailed information on the perquisites and personal benefits received by the NEOs during fiscal years 2006, 2007, and 2008.
     The Special Litigation Committee, whose activities are described in more detail in Item 9A of our 2007 Form 10-K/A, reviewed, among other things, certain expense reimbursements (including those for lodging, flights, meals, private club memberships, the use of the former chief executive officer’s residences, and legal fees incurred by the former chief executive officer) and certain other corporate expenditures (including for the usage of aircraft, a yacht and automobiles, premiums for life insurance policies, salaries of several employees and grants of stock options).

Based on its review, the Special Litigation Committee found that various expense reimbursements and corporate expenditures were excessive and approved a series of remedial measures relating to perquisites and personal benefits. These measures have been implemented by the Company and include the following, which are designed to continue in effect at least until December 31, 2013:
•	A new position of Executive Vice President for Business Conduct and General Counsel has been created. The Executive Vice President for Business Conduct and General Counsel will, among other things, approve certain expense reimbursement requests as determined by the Independent Directors (as such term is defined in the Stipulation of Settlement).

•	The Independent Directors developed and approved a new delegation of authority protocol to specify the size of transactions each officer is permitted to enter into on behalf of the Company. Among other things, pursuant to the protocol, the following will require prior approval by the Chairman of the Board, the Chairman of the Audit Committee and the Executive Vice President for Business Conduct and General Counsel (and a subsequent report to the Audit Committee): the purchase or lease of aircraft or motor vehicles (not including conventional car rentals); mortgage or rental payments on offices, homes, apartments or any other real property not used exclusively for business purposes; and club membership fees.

•	The Independent Directors mandated, in the delegation of authority, a business expense policy applicable to all employees of the Company. The policy prohibits the reimbursement of any expense that is not a legitimate business expense. The policy also provides guidance as to determining what is and what is not a proper business expenditure. In this regard, the policy prohibits the use of Company resources (including corporate credit cards) for personal expenses, requires restitution of any expenditure later deemed personal, and includes a compensation hold-back feature to ensure that restitution is made when necessary.

•	All company reimbursements for expenses are subject to uniform, company-wide policies and procedures.

•	As mentioned above, the delegation of authority adopted by the Independent Directors eliminated any Company expense that conveys to any employee a significant personal benefit unrelated to the Company’s business interests.
     Copies of the policies implementing the remedial measures adopted by the Special Litigation Committee are posted on the Company’s website at www.infogroup.com under the caption “Corporate Governance.”
Executive Compensation Decisions for Fiscal Year 2008
     For the fiscal year ended December 31, 2008, the principal components of compensation for the NEOs were: base salary; annual incentive plan consisting of performance-based cash incentive awards; equity-based awards; and other personal benefits and perquisites.
     Base Salary. On an annual basis (and/or at the time of promotion), the Committee reviews individual base salaries of the NEOs. Salary increases are based on the Company’s overall performance and the executive’s attainment of individual objectives during the preceding year in the context of competitive market data.
     The Committee does not assign relative weights or rankings to the different factors previously discussed to determine base salary, but instead makes a determination based upon the consideration of all factors.
     At its meeting in January 2008, the Committee determined base salary levels for Mr. Dean at $380,000, Mr. Mallin at $660,000, Mr. Israelsen at $400,000, and Dr. Mahnke at $332,000. Effective in September 2008, the Committee approved increases to salaries for Mr. Dean and Mr. Mallin. The salaries at fiscal year-end December 31, 2008 for these NEOs are as follows:

		Fiscal Year-end	Fiscal Year-end	Percent Increase
		December 31, 2008	December 31, 2007	(Decrease) for
NEO	2008 Position	Base Salary	Base Salary	Fiscal Year 2008
Stormy L. Dean	Chief Financial Officer	451,100	300,000	50%
Edward C. Mallin	President, Services Group	804,700	600,000	34%
Mark Israelsen	President, SalesGenie.com	400,000	—	—
Dr. Greg Mahnke	President, Macro International	332,000	332,000	—

     The Committee approved an employment agreement with Mr. Israelsen in connection with his appointment as President of SalesGenie.com in January 2008, which such agreement was entered into on February 1, 2008. That agreement provides for (1) a base salary of $400,000 per year, (2) the opportunity for annual cash incentives based on the annual growth rate of SalesGenie.com; (3) an additional bonus of $100,000 per quarter for the first 12 quarters of employment; (4) other long-term incentives; and (5) a right to receive severance payments under certain conditions. In a related agreement, Mr. Israelsen agreed to post-employment non-competition and non-solicitation obligations.
     Mr. Fairfield was appointed CEO on August 20, 2008, and the Committee deferred a decision concerning his base salary at that time. In October 2008, the Committee recommended, and the Board approved, a base salary of $750,000 per year for Mr. Fairfield. In December 2008, the Committee also negotiated and approved an employment agreement incorporating the guidelines for Mr. Fairfield’s compensation established by the Board in October 2008. Mr. Fairfield’s agreement provides for (1) a base salary of $750,000 per year, (2) the opportunity for annual cash incentives based upon achievement of individual and objective Company performance criteria, (3) other long-term incentives which may be awarded from time to time, and (4) a right to receive severance payments under certain conditions. This agreement was ratified by the Board in January 2009. As part of the agreement, Mr. Fairfield agreed to post-employment non-competition and non-solicitation obligations.
     The Committee negotiated and approved an employment agreement with Thomas Oberdorf in connection with his appointment as CFO on December 5, 2008, providing for (1) a base salary of $425,000 per year, (2) a one-time sign-on bonus of $100,000, (3) the opportunity for annual cash incentives based upon achievement of individual and objective Company performance criteria, (4) other long-term incentives which may be awarded from time to time, (5) Company paid relocation expenses and (6) a right to receive severance payments under certain conditions. As part of the agreement, Mr. Oberdorf agreed to post-employment non-competition and non-solicitation obligations.
     Mr. Gupta, whose base salary had not yet been established for 2008 resigned as CEO on August 20, 2008. His severance arrangements are described below under the heading “Other Potential Post-Employment Payments.”
     Annual Cash Incentive Plan. The 2008 Annual Cash Incentive Plan was designed to motivate and reward the NEOs for achievement of high levels of operating performance and to motivate executives to perform at their highest potential. NEOs were eligible for performance-based cash incentives under the plan based primarily upon achievement, both by the individual officer and the Company, of performance goals established for the year, as well as on the Committee’s assessment of individual performance.
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
     The minimum performance goal reflects the Committee’s minimum level of acceptable performance. If the Company does not achieve the minimum performance goal, performance-based cash incentive awards will not be made. The maximum performance goal reflects a level of performance that would significantly exceed the Committee’s and the Company’s expectations of performance.
     At the end of each fiscal year, the Committee also completes an assessment of individual performance relative to the goals that were set at the beginning of each year. These individual performance goals motivate and reward strong Company performance in relation to key metrics such as EBITA “earnings before interest expense, income taxes and amortization”, revenue and earnings per share. Specifically, the Committee compared the actual performance to the performance goals set at the beginning of the year, and linearly interpolated the amount of incentive to be paid to each individual based on actual Company performance.
     For 2008, the Committee selected the following performance measures and the performance goals required for Messrs Mallin and Dean to earn the indicated cash bonus. Each of the performance measures was equally weighted.

Performance Measures	Threshold	Target	Maximum
Revenue	$748 million	$768 million	$788 million
EBITA	$114 million	$118 million	$123 million
EPS	84¢ per share	88¢ per share	94¢ per share
Year End Bonus As % of Salary	50% of salary	75% of salary	100% of salary
     The Committee uses straight line interpolation in determining the year end bonus if actual performance occurs between goals. The performance measures and targets disclosed above are done so solely in the context of the annual cash incentive plan for 2008 and are not statements of management’s expectations or estimates of future results or other guidance. Investors are cautioned not to apply these statements to other contexts.
     The exhibit below shows the threshold, target, maximum performance-based cash incentive opportunity for each executive.

Annual Performance-Based Cash
Incentive Opportunity as a Percentage of Salary
NEO	Threshold	Target	Maximum
Stormy L. Dean	50% of salary	75% of salary	100% of salary
Edward C. Mallin	50% of salary	75% of salary	100% of salary
     The performance levels were not met for 2008 and therefore, no performance based year end bonuses were paid for 2008.
     Mr. Fairfield, Mr. Oberdorf, and Mr. Gupta did not participate in the 2008 Annual Cash Incentive Plan. The employment agreement with Mr. Israelsen provides that he is eligible for an annual cash bonus equal to his base salary multiplied by a percentage that is equal to two times the annual growth rate of SalesGenie.com. Based on this calculation, Mr. Israelsen did not receive an annual performance based cash award for 2008. Dr. Mahnke’s annual performance based cash award is based on 10% of operating income over $13 million for the Macro International division. Based on this calculation, Dr. Mahnke received an annual performance based cash award of $261,398 for 2008.
     As previously discussed, the Committee also retains the authority to provide discretionary cash bonuses to NEOs. During 2008 discretionary bonuses were awarded to Mr. Dean in the amount of $50,000, and Mr. Mallin in the amount of $150,000. Mr. Mallin was awarded his discretionary bonus for 2008 based on his leadership of the Services Group, the performance of that group during the year despite a difficult economy, and in recognition that his total compensation was below the average of his peer group for the year. Mr. Dean was awarded his discretionary bonus for 2008 based on his leadership during the management transition at the Company, his increased and exceptional participation since the management changes of August 2008, and in recognition that his total compensation was below the average of his peer group for the year.
     In January 2009, the Committee selected the participants and received input from management on the performance goals for the 2009 annual incentive program. The objective financial performance goals for most NEOs in 2009 are based on divisional and corporate operating income. For individuals who do not have responsibility for revenue producing areas of the Company, the financial performance goals are based on operating income and different forms of cost containment. All NEOs have also been provided with subjective goals related to Company and individual performance as well.
     Long-term Equity Incentives. The Company did not actively use long-term incentives through most of 2008. After the management changes in August, the Committee reviewed its prior focus on cash compensation, developing the view that the Company needed to add an equity-based component. The equity-based component is intended to provide significant incentives directly linked to the long-term performance of the Company and the performance of our stock price.

     The Committee considered the balance between short-term and long-term incentives for executive officers. In December 2008, the Committee recommended to the Independent Directors, and the Independent Directors approved, the grant of restricted stock units to all executive officers. The award amounts (other than those for the CEO) were recommended by the CEO, based in part on the income level and relative importance of the executive officer. The vesting provisions for these restricted stock units are described within the “Grants of Plan-Based Awards” table.

Restricted Stock
Name	units Granted (#)
B. Fairfield	200,000

S. Dean	25,000

T. Oberdorf	117,080

E. Mallin	100,000

M. Israelsen	40,000

G. Mahnke	25,000
     Other Personal Benefits and Perquisites. Our NEOs are entitled to participate in the same health, welfare and retirement programs offered to all employees. These programs include tax-qualified 401(k), medical, dental and vision coverage and wellness programs, use of our employee assistance program, short and long-term disability, and paid time off in accordance with company policies. For programs to which employees contribute premiums, executives are subject to the same premium structure as other exempt employees.
     In addition to the benefits programs described above, in the past we also provided our executives with certain perquisites of a more personal nature, to the extent they serve a legitimate business function. However, the Special Litigation Committee’s review, as described above, has found that various expense reimbursements and corporate expenditures related to perquisites were excessive. Based on the Special Litigation Committee’s review, the Independent Directors eliminated material perquisites for Company executives. For information on the perquisites and personal benefits received by the NEOs during fiscal years 2006, 2007 and 2008, please see the “All Other Compensation” column in the “Summary Compensation Table” and related discussions in the footnotes thereto provided below. Please refer to (i) Item 9A of the 2007 Form 10-K/A for more information on the Special Litigation Committee’s findings and (ii) the Form 8-K/A filed with the Securities and Exchange Commission on August 22, 2008 for the final remedial measures adopted in connection with the Stipulation of Settlement. Copies of the policies implementing the remedial measures adopted by the Special Litigation Committee are available on our website www.infogroup.com, under the caption entitled “Corporate Governance”.
Severance and Change in Control Considerations
     Mr. Dean and Mr. Mallin entered into severance agreements with the Company in February 2006 that provide for certain payments upon termination of employment and/or change in control. The Company’s employment agreements with Mr. Fairfield and Mr. Oberdorf entered into in December 2008, and Mr. Israelsen, entered into in February 2008, provide for certain payments upon termination of their employment.
     When the Company entered into these severance arrangements, it was determined that such arrangements were appropriate based on their prevalence within the information collection and distribution industry, as well as for public companies in general, and the dynamic nature of mergers and acquisitions activity within the industry. Given the nature of the responsibilities of the NEOs, we also recognize that they could be involved in critical decisions relating to potential change in control transactions and responsible for the successful implementation of such transactions, while being at risk of losing their jobs if a change in control occurs. The severance arrangements are intended to provide sufficient protection for the NEOs to permit them to consider potential transactions that are in the best interest of our stockholders without being unduly influenced by the possible effects of the transaction on their personal employment situation and individual compensation.
     As previously reported, on August 20, 2008, the Company announced that Mr. Gupta resigned as the CEO of the Company effective as of that date. In connection with Mr. Gupta’s resignation, the Company and Mr. Gupta entered into a separation agreement and general release, dated as of August 20, 2008. The Company and Mr. Gupta amended the separation agreement and general release on September 4, 2008 to clarify the terms that govern Mr. Gupta’s entitlement to healthcare benefits.
     The severance arrangements and Mr. Gupta’s separation agreement and general release, along with the severance arrangements of the other NEOs, are described in greater detail below under the heading “Other Potential Post-Employment Payments.”
Tax and Accounting Considerations
     The Committee considers the tax impact and accounting considerations of our compensation programs on the Company as well as on the NEOs from a personal perspective. For example, the Committee has considered the impact of tax provisions such as Section 162(m) of the Internal Revenue Code in structuring our executive compensation program and, to the extent reasonably possible, in consideration of compensation goals and objectives, the compensation paid to the NEOs has been structured so as to qualify as performance-based and deductible for federal income tax purposes under Section 162(m). However, in consideration of the competitive nature of the market for executive talent, the Committee believes it is more important to deliver situation-appropriate and competitive compensation to drive shareholder value than to use a particular compensation practice or structure solely to ensure tax deductibility. Tax and accounting considerations are one of the many key elements of the Committee’s decision-making process.
COMPENSATION COMMITTEE REPORT
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.
Respectfully submitted by the
Compensation Committee:
Bernard W. Reznicek (Chair)
George Krauss
Roger Siboni
Thomas L. Thomas
     The information contained in the Compensation Committee Report in this Form 10-K/A is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

SUMMARY COMPENSATION TABLE
     The following table sets forth the compensation paid by the Company for fiscal year 2008, 2007 and 2006 to the Company’s Chief Executive Officer, Chief Financial Officer and each of the Company’s three most highly compensated executive officers who were serving as executive officers as of December 31, 2008 and whose total compensation exceeded $100,000 for fiscal year 2008 (collectively, the “Named Executive Officers” or “NEOs”):

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(4)	($)(5)	($)(6)	($)(7)	($)(5)	($)(8)	($)

Vinod Gupta (1)	2008	$499,039	$—	$—	$455,822	$—	$10,442,616	$11,397,477
Former Chief Executive	2007	750,000	—	—	746,738	995,625	818,248	3,310,611
Officer (Former Principal	2006	836,539	—	—	987,546	—	646,931	2,471,016
Executive Officer)

Bill L. Fairfield (1)	2008	253,846	—	6,460	—	—	865	261,171
Chief Executive Officer (Principal Executive Officer)

Stormy L. Dean (2)	2008	392,989	50,000	399	—	—	40,900	484,288
Former Chief Financial Officer	2007	300,000	100,000	—	—	236,100	48,250	684,350
(Former Principal Financial	2006	270,769	46,000	—	—	144,000	9,600	470,369
Officer; Former Principal Accounting Officer)

Thomas Oberdorf (2)	2008	22,885	100,000	3,782	—	—	4,231	130,898
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Edward C. Mallin	2008	694,349	150,000	1,595	—	—	79,625	925,569
President, Services Group	2007	600,000	—	—	3,312	472,200	102,750	1,178,262
	2006	597,692	300,000	—	22,931	—	102,600	1,023,223

Mark Israelsen (3)	2008	355,385	400,000	638	—	—	18,228	774,251
President, SalesGenie.com

Dr. Greg Mahnke	2008	336,162	—	399	—	261,398	64,142	662,101
President, Macro International

(1)	Effective August 20, 2008, Mr. Gupta resigned his position as the Chief Executive Officer of the Company, and Mr. Fairfield was appointed to the position. This table reflects Mr. Gupta’s and Mr. Fairfield’s compensation as NEOs. Mr. Gupta’s compensation subsequent to August 20, 2008 as a director, and Mr. Fairfield’s compensation as a director prior to August 20, 2008, are reported under “Director” compensation.

(2)	Effective December 5, 2008, Mr. Dean resigned his position as the Chief Financial Officer of the Company, and Mr. Oberdorf was appointed to the position. Mr. Dean remains employed by the Company in a different capacity.

(3)	Mr. Israelsen was hired on February 1, 2008.

(4)	The dollar amount for the base salary of each executive officer varies slightly from that presented under the heading “Compensation Discussion and Analysis” due to the timing of the Company’s pay cycle.

(5)	See “Compensation Discussion and Analysis—Executive Compensation Decisions for Fiscal Year 2008” for a discussion of how the bonus and incentive award amounts were determined.

(6)	Represents the amount recognized for financial statement reporting purposes with respect to the fiscal year ended December 31, 2008 in accordance with SFAS 123R for awards of restricted stock units granted under our 2007 Omnibus Incentive Plan, as amended. The number of awards granted in 2008 can be found in the table “Grants of Plan-Based Awards.”

(7)	Represents the amount recognized for financial statement reporting purposes with respect to the fiscal year ended December 31, 2008 in accordance with SFAS 123R for awards of stock options under our 1997 Stock Option Plan, as amended. The following table summarizes the assumptions used in the valuation of option awards.

		Number of
		Shares of
		Stock	Dividend	Risk-Free				2008 Fiscal Year	2007 Fiscal Year	2006 Fiscal Year
Name	Grant Date	Granted	Yield Rate	Rate	Expected Term	Volatility	Forfeiture Rate	Compensation Cost	Compensation Cost	Compensation Cost
V. Gupta	5/3/2002	500,000	—%	2.87%	4.67	89.06	—	$—	$—	$10,317
	7/24/2003	600,000	—	2.87	4.67	89.06	—	—	39,728	270,226
	3/10/2005	500,000	1.71	4.42	7.50	76.99	—	455,822	707,010	707,003
E. Mallin	5/3/2002	20,000	—	2.87	4.67	89.06	—	—	—	413
	7/24/2003	50,000	—	2.87	4.67	89.06	—	—	3,312	22,518

(8)	The following tables summarize the benefits included in the “All Other Compensation” column.

		Mr.		Mr.		Mr.
2008	Mr. Gupta(a)	Fairfield	Mr. Dean	Oberdorf	Mr. Mallin	Israelsen	Dr. Mahnke
Severance(b)	$10,000,000	$—	$—	$—	$—	$—	$—
Benefit from Company automobiles(d)	27,150	—	—	—	—	—	—
Benefit from Company aircraft(e)	181,629	—	—	—	—	—	—
Benefit from club memberships(f)	31,656	—	—	—	—	—	—
Expense reimbursement(g)	62,537	—	—	—	—	—	—
Personnel services(h)	68,019	—	—	—	—	—	—
Home office allowance(k)	64,000	—	34,000	—	72,000	—	44,000
401(k) and profit sharing plan contributions(m)	6,900	865	6,900	—	6,900	—	15,241
Life insurance premiums(n)	—	—	—	—	—	—	4,901
Relocation expenses(o)	—	—	—	4,231	—	—	—
Housing expense(p)	725	—	—	—	725	18,228	—

Total	$10,442,616	$865	$40,900	$4,231	$79,625	$18,228	$64,142

2007	Mr. Gupta(a)	Mr. Dean	Mr. Mallin
Benefit from Company yacht(c)	$5,836	$—	$—
Benefit from Company automobiles(d)	66,354	—	—
Benefit from Company aircraft(e)	152,903	—	—
Benefit from club memberships(f)	63,528	—	—
Expense reimbursement(g)	156,682	—	—
Personnel services(h)	124,285	—	—
Personal legal fees(i)	145,910	—	—
Prize money in a Company-sponsored contest(j)	—	17,000	—
Home office allowance(k)	96,000	24,000	96,000
Automobile allowance(l)	—	500	—
401(k) and profit sharing plan contributions(m)	6,750	6,750	6,750

Total	$818,248	$48,250	$102,750

2006	Mr. Gupta(a)	Mr. Dean	Mr. Mallin
Benefit from Company yacht(c)	$11,376	$—	$—
Benefit from Company automobiles(d)	81,588	—	—
Benefit from Company aircraft(e)	125,708	—	—
Benefit from club memberships(f)	67,551	—	—
Expense reimbursement(g)	123,512	—	—
Personnel services(h)	124,596	—	—
Home office allowance(k)	96,000	—	96,000
Automobile allowance(l)	—	3,000	—
401(k) and profit sharing plan contributions(m)	6,600	6,600	6,600
Executive compensation consultant(q)	10,000	—	—

Total	$646,931	$9,600	$102,600

(a)	As described under Item 13 “Certain Relationships and Related Transactions, and Director Independence” of this Form 10-K/A, the Company made payments during 2008 and 2007 to Jess Gupta, Mr. Gupta’s son, of approximately $24,000 and $48,000, respectively for rent and $6,000 and $11,000, respectively for condominium association dues for a residence owned by Jess Gupta and used on occasion by Company employees and other persons with a business relationship with the Company. However, after these payments are reduced by (1) amounts attributable to the use of the property for business purposes by Company employees or other persons with a business relationship with the Company, as calculated on a per-day basis using the rates of nearby hotels, and (2) amounts attributable to the use of other properties owned by Mr. Gupta for business purposes by Company employees or other persons with a business relationship with the Company for which the Company was not charged a rental fee, as calculated on a per-day basis using the rates of hotels in comparable locations, after which no net benefit to Mr. Gupta remains, and therefore no amount has been included in the table above. The Company’s rental of this condominium was discontinued in August 2008.

(b)	Represents the amount awarded under the terms of the Stipulation of Settlement, related to Mr. Gupta’s resignation as Chief Executive Officer of the Company on August 20, 2008. Mr. Gupta and the Company entered into a Separation Agreement and General Release dated August 20, 2008 (the “Separation Agreement”), under which Mr. Gupta granted a full release of the Company and received the right to severance payments totaling $10.0 million.

(c)	Represents the aggregate incremental cost to the Company during 2007 and 2006 of use of a Company-owned yacht by Mr. Gupta and his guests. We calculated the incremental cost of the use of the yacht by adding the operational cost of the yacht (including fuel, crew cost and catering), the depreciation recorded with respect to the yacht and the interest expenses associated with the yacht, in each case pro-rated based on the number of days spent on board. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(d)	Represents the aggregate incremental cost to the Company during 2008, 2007 and 2006 of use of Company-owned or leased automobiles by Mr. Gupta. We calculated the cost of the use of the automobiles by adding the lease payments with respect to Company-leased automobiles, the depreciation recorded with respect to Company-owned automobiles and the insurance premiums. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(e)	Represents the cost to the Company of use of Company-owned fractional ownership interests in aircraft by Mr. Gupta, and his respective guests during 2008, 2007 and 2006. With respect to flights undertaken for business purposes, no value has been attributed to additional passengers (including friends, family members and other guests) because the Company is billed for flights by the hour, regardless of the number of passengers, and therefore such passengers add only de minimis cost to such flights. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(f)	Represents payments by the Company during the fiscal year of usage fees, entertainment expenses and other expenses, as well as of one half of periodic dues, in connection with the use by Mr. Gupta, his guests, and Company employees, of golf club and country club memberships (the remainder of the periodic dues are paid directly by Mr. Gupta). Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(g)	Represents payments by the Company during the fiscal year of expenses charged by Mr. Gupta to various credit cards for expense reimbursement. The Company reviewed credit cards statements in detail based on the information available, and classified as perquisite entries with respect to which the Company was unable to identify adequate support to conclude that the expenditures were integrally and directly related to the performance of Mr. Gupta’s duties. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(h)	Represents payments by the Company during each fiscal year of salaries and expenses related to the rendering of property management and other services to assist Mr. Gupta. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(i)	Represents payments by the Company during 2007 of personal legal fees incurred by Mr. Gupta.

(j)	Represents prize money paid by the Company during 2007 to Mr. Dean as the winner of a Company-sponsored contest.

(k)	Represents payments by the Company during each fiscal year with respect to Messrs. Gupta, Dean, Mallin and Dr. Mahnke of costs associated with enabling them to perform their business responsibilities from their homes.

(l)	Represents payments by the Company during 2007 and 2006 of costs associated with the use by Mr. Dean of his personal automobile.

(m)	Represents matching Company contributions to the Company 401(k) and profit sharing plans.

(n)	Represents payments by the Company during 2008 for Dr. Mahnke’s life insurance plan.

(o)	Represents payments by the Company during 2008 to Mr. Oberdorf for relocation expenses of $2,399 and related tax gross ups of $1,832 to relocate to the Company’s headquarters in Omaha, Nebraska.

(p)	Represents payments by the Company during 2008 for housing expenses for Messrs. Gupta, Mallin and Israelsen.

(q)	Represents payments by the Company during 2006 of expenses associated with retaining an executive compensation consultant for Mr. Gupta.

     The following table provides information regarding each grant of a plan-based award made to a NEO in the year ended December 31, 2008.
GRANTS OF PLAN-BASED AWARDS

				Stock Awards(2):	Grant Date
	Estimated Future Payouts Under Non-Equity			Number of Shares	Fair Value
	Incentive Plan Awards(1)			of Stock or Units	of Stock and
Name	Threshold($)	Target($)	Maximum($)	Granted (#)	Option Awards(3)
V. Gupta	$—	$—	$—	—	$—

B. Fairfield	—	—	—	200,000	726,000

S. Dean	190,000	285,000	380,000	25,000	116,500

T. Oberdorf	—	—	—	117,080	425,000

E. Mallin	330,000	495,000	660,000	100,000	466,000

M. Israelsen (4)	—	0	—	40,000	186,400

G. Mahnke (4)	—	261,398	—	25,000	116,500

(1)	With respect to Messrs. Dean and Mallin, these columns reflect potential awards under our 2008 Plan. The components of this plan and the non-equity incentive plans for Mr. Israelsen and Dr. Mahnke are discussed in more detail under the heading “Compensation Discussion and Analysis—Executive Compensation for Fiscal Year 2008.” Actual payouts for 2008, if any, are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. For 2008, with the exception of Dr. Mahnke, the performance levels were not met and therefore, no performance based year end bonuses were paid for 2008. The grant date for these awards was January 24, 2008 for Mr. Dean and Mr. Mallin, February 1, 2008 for Mr. Israelsen and January 18, 2008 for Dr. Mahnke. Mr. Gupta, Mr. Fairfield, and Mr. Oberdorf did not participate in our 2008 incentive plans.

(2)	Grant of Restricted Stock Units under the 2007 Omnibus Incentive Plan discussed in our “Compensation Discussion and Analysis.” The grant date for these awards was December 18, 2008 for Mr. Fairfield and Mr. Oberdorf and December 26, 2008 for Mr. Dean, Mr. Mallin, Mr. Israelsen and Dr. Mahnke. The restricted stock units vest in four equal annual installments commencing December 18, 2009 for Messrs. Fairfield and Oberdorf and December 26, 2009 for Messrs. Dean, Mallin, Israelsen and Dr. Mahnke. If employment terminates for any reason, the remaining restricted stock units which have not vested are forfeited, except upon the consummation of a Corporate Transaction, as defined in the Company’s Amended and Restated 2007 Omnibus Incentive Plan, the RSUs will become 100% vested if they are not assumed, or equivalent RSUs are not substituted for the RSUs, by the Company or its successor.

(3)	Amounts are computed in accordance with SFAS No. 123R.

(4)	Neither Mr. Israelsen’s or Dr. Mahnke’s award had a minimum or a maximum threshold.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awrads(1)				Stock Awards(2)
	Number of	Number of
	Securities	Securities
	Underlying	Underlying			Number of	Market Value
	Unexercised	Unexercised			Shares or Units	of Shares or
	Options	Options	Option	Option	of Stock that	Units of Stock
	(#)	(#)	Exercise	Expiration	Have Not Vested	That Have Not
Name	Exercisable	Unexercisable	Price ($)	Date	Have Not Vested (#)	Vested ($)
V. Gupta	224,999	275,000	12.60	3/10/2015	—	—
B. Fairfield					200,000	948,000
S. Dean					25,000	118,500
T. Oberdorf					117,080	554,959
E. Mallin					100,000	474,000
M. Israelsen					40,000	189,600
G. Mahnke					25,000	118,500

(1)	These options were granted under the Company’s 1997 Stock Option Plan, as amended, on March 10, 2005. These options vested 30% on March 10, 2008 and 15% on March 10, 2009, and will vest 15% on March 10, 2010, 15% on March 10, 2011, 15% on March 10, 2012 and 10% on March 10, 2013. These options have a term of 10 years.

(2)	See footnotes 2 and 3 for the above “Grants of Plan-Based Awards” table for a description of these restricted stock units for Messrs. Fairfield, Dean, Oberdorf, Mallin, Israelsen and Dr. Mahnke.
OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS
Severance Agreements with NEOs
     In February 2006, the Company entered into severance agreements with Edward C. Mallin and Stormy L. Dean. Each of the severance agreements provides that if the executive’s employment is terminated either (i) by the Company for any reason other than Cause (as defined in the severance agreement), or (ii) by the executive for Good Reason (as defined in the severance agreement), the Company will make payments to the executive at a rate equal to the executive’s Total Compensation (as defined below) for a period from 6 months to 24 months, depending on the length of service completed by the executive. In addition, if the executive elects to continue health and/or dental insurance coverage under COBRA, the Company will pay the employer portion of the monthly premium until the executive obtains substantially equivalent insurance coverage, but, in any event, for not more than 12 months. “Total Compensation” means the executive’s base salary as in effect at the time of termination, plus the average of the executive’s annual bonus amount for the three calendar years preceding the year in which the executive’s employment terminates. If the Company becomes subject to a Change in Control (as defined below) and within twelve (12) months after such Change in Control, the executive’s employment is terminated either (i) by the Company for any reason other than Cause, or (ii) by the executive for Good Reason, the Company shall pay to the executive a lump sum based on the executive’s Total Compensation. The amount of the lump sum will be from one time up to three times the executive’s Total Compensation, depending on the length of service completed by the executive, together with additional payments sufficient to compensate for certain federal excise taxes. In addition, if the executive elects to continue health and/or dental insurance coverage under COBRA, the Company will pay the employer portion of the monthly premium until the executive obtains substantially equivalent insurance coverage, but, in any event, for not more than 12 months. Also, all shares of capital stock, stock options, performance units, stock appreciation rights or other derivative securities of the Company held by the executive at the time of termination will become fully vested and exercisable. If the executive’s employment terminates as a result of the executive’s death or Disability (as defined in the severance agreement), the Company shall pay the executive’s accrued compensation through the termination date, and a pro rata portion of the executive’s target bonus for the year in which termination occurs. To receive any severance benefits, the executive must execute a general release of all claims against the Company and must refrain from competing with the Company and from soliciting the Company’s employees for a period of up to 12 months after the date of termination. If it is determined that any payment or distribution will be subject to the excise tax imposed under Internal Revenue Code Section 280G, then the executive will be entitled to receive an additional payment or “gross up” to ensure that severance payments are not diminished.
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
     In December 2008, the Company entered into an employment agreement with Bill L. Fairfield. Please refer to the Form 8/K filed by the Company on December 31, 2008 for a complete copy of the employment agreement. The agreement with Mr. Fairfield provides for severance under certain circumstances. If the executive’s employment is terminated either (i) by the Company without Cause (as defined in the agreement), or (ii) by the executive for Good Reason (as defined in the agreement), and such termination is not in anticipation of or on or after a Change of Control (as defined in the agreement), the Company will make payments to the executive at a rate equal to one half the Executive’s then Annual Salary plus one half the targeted Annual Cash Incentive for the year of termination. If such termination is in anticipation of or on or after a Change of Control, the Company shall pay to the executive a lump sum equal to two times Executive’s then Annual Salary plus two times the targeted Annual Cash Incentive for the year of termination, less any Change of Control incentive payment received by the executive. Regardless of whether such termination was related to a Change of Control, the executive, his spouse and dependent children shall be entitled to continuation of health insurance coverage under the Company’s plans at the Company’s expense for one year. Also, all equity awards held by executive at termination which vest based on time shall become vested as of termination. Finally, any performance objectives upon which the earning of performance-based long-term incentives are conditioned shall be earned based on earned based on actual performance at the date of termination.
     If the executive’s employment terminates as a result of the executive’s death or Disability (as defined in the severance agreement), the Company shall pay the executive’s accrued compensation through the termination date, and a pro rata portion of the executive’s target bonus for the year in which termination occurs. The executive (if disabled), his spouse and dependent children shall be entitled to continuation of health insurance coverage under the Company’s plans at the Company’s expense for one year. Also, all equity awards held by executive at termination which vest based on time shall become vested as of termination. Finally, any performance objectives upon which the earning of performance-based long-term incentives are conditioned shall be deemed to have been met at the target level on the date of termination.
     To receive any severance benefits, the executive must execute a general release of all claims against the Company. Executive has also agreed to refrain from competing with the Company and from soliciting the Company’s employees for a period of one year after the date of termination. If it is determined that any payment or distribution will be subject to the excise tax imposed under Internal Revenue Code Section 280G, then the executive will be entitled to receive an additional payment or “gross up” to ensure that severance payments are not diminished.
     In February 2008, a subsidiary of the Company, SalesGenie.com, Inc. entered into an employment agreement with Mark Israelsen, which provides for severance under certain circumstances. If Mr. Israelsen is terminated without “cause” (as defined in the agreement) or resigns for “Good Reason” (as defined in the agreement), the Company shall pay him, for a period of twelve months, his then current base salary plus a pro-rata amount equal to his annual bonus for the prior year. Such payments will cease immediately upon the first date executive commences any other full time employment. Additionally, upon such termination, the Company shall pay the executive any amount remaining under his agreed upon quarterly bonus, which is payable for the first 12 quarters of employment at $100,000 per quarter.
     To receive any severance benefits, the executive must execute a general release of claims against the Company. Executive has also agreed to refrain from competing against the Company and soliciting the Company’s customers or employees for a period of two years following termination of employment.
     In December 2008, the Company entered into an employment agreement with Thomas Oberdorf. Please refer to the Form 8-K/A filed by the Company on December 31, 2009 for a complete copy of the employment agreement. The agreement with Mr. Oberdorf provides for severance under certain circumstances. If the executive’s employment is terminated either (i) by the Company without Cause (as defined in the agreement), or (ii) by the executive for Good Reason (as defined in the agreement), and such termination is not in anticipation of, or on or after a Change of Control (as defined in the agreement), the Company will make payments to the executive at a rate equal to one times the Executive’s then Annual Salary plus one times the average of the two highest Annual Cash Incentive payments received by the executive in the preceding three years (the total being defined as the “Base Severance Amount”). If such termination is in anticipation of or on or within 2 years after a Change of Control, the Company shall pay to the executive a lump sum equal to the Base Severance Amount within 30 days of termination, and will also pay, one year after termination, another lump sum equal to the Base Severance Amount less executive’s then total compensation from any gainful employment. Regardless of whether such termination was related to a Change of Control, the executive, his spouse and dependent children shall be entitled to continuation of health insurance coverage under the Company’s plans at the Company’s expense for one year. Also, all equity awards held by executive at termination which vest based on time shall become vested as of termination. Finally, any performance objectives upon which the earning of performance-based long-term incentives are conditioned shall be earned based on actual performance at the date of termination.
     If the executive’s employment terminates as a result of the executive’s death or Disability (as defined in the severance agreement), the Company shall pay the executive’s accrued compensation through the termination date, and a pro rata portion of the executive’s target bonus for the year in which termination occurs. The executive (if disabled), his spouse and dependent children shall be entitled to continuation of health insurance coverage under the Company’s plans at the Company’s expense for one year. Also, all equity awards held by executive at termination which vest based on time shall become vested as of termination. Finally, any performance objectives upon which the earning of performance-based long-term incentives are conditioned shall be deemed to have been met at the target level on the date of termination.
     To receive any severance benefits, the executive must execute a general release of all claims against the Company. Executive has also agreed to refrain from competing with the Company and from soliciting the Company’s employees for a period of one year after the date of termination. If it is determined that any payment or distribution will be subject to the excise tax imposed under Internal Revenue Code Section 280G, then the executive will be entitled to receive an additional payment or “gross up” to ensure that severance payments are not diminished.
     Following the end of 2008, the Company, in March of 2009, entered into a severance and change in control agreement with Dr. Greg Mahnke. The agreement with Dr. Mahnke provides for severance if he is terminated without cause within twelve months following the sale of the Company’s Macro International subsidiary to ICF International, which such sale was completed on March 31, 2009. If, during the twelve months following the sale, either (i) the executive’s employment is terminated for other than Cause (as defined in the agreement), or (ii) the executive terminates his employment for Good Reason (as defined in the agreement), the Company will make a lump sum payment to the executive at a rate equal to one times the Executive’s base annual salary plus one times the executive’s targeted bonus for the year in which the Change in Control occurs.
     To receive any severance benefits, the executive must execute a general release of all claims against the Company. Executive has also agreed to refrain from soliciting the Company’s customers during the term of the agreement, and shall not solicit the Company’s employees for the term of the agreement plus a period of one year following.

Potential Payments under the Severance Agreements
     The following tables set forth the payments Mr. Fairfield, Mr. Dean, Mr. Oberdorf, Mr. Mallin, Mr. Israelsen and Dr. Mahnke would receive if they were terminated as of December 31, 2008.
Potential Payments to Bill L. Fairfield upon the Occurrence of Certain Events

		Termination by				Change in
		the Executive				Control of	Change in
	Voluntary	For Good				Company	Control of
	Termination or	Reason, Other	Termination by			without the	Company with
	Termination for	Than a Change	the Company			Executive’s	the Executive’s
Component of Compensation	Cause	in Control	Without Cause	Disability	Death	Termination	Termination
Cash Severance (base salary + bonus)	$—	$510,000	$510,000	270,000	$270,000	$510,000	$2,040,000
Stock Awards (1)		948,000	948,000	948,000	948,000	948,000	948,000
Health Insurance	—	6,950	6,950	6,950	6,950	—	6,950
Life Insurance	—	—	—	—	50,000	—	—
Disability Pay	—	—	—	349,808	—	—	—
Potential Payments to Stormy L. Dean upon the Occurrence of Certain Events

		Termination by				Change in	Change in
		the Executive				Control of	Control of
	Voluntary	For Good				Company	Company
	Termination or	Reason, Other	Termination by			without the	with the
	Termination for	Than a Change	the Company			Executive’s	Executive’s
Component of Compensation	Cause	in Control	Without Cause	Disability	Death	Termination	Termination
Cash Severance (base salary + bonus)	$—	$914,700	$914,700	$—	$—	$—	$1,219,600
Stock Awards	—	—	—	118,500	118,500	118,500	118,500
Health Insurance	—	6,352	6,352	—	—	—	6,352
Life Insurance	—	—	—	—	50,000	—	—
Disability Pay	—	—	—	1,636,932	—	—	—
Accrued Vacation Pay	52,050	52,050	52,050	52,050	52,050	—	52,050
Potential Payments to Thomas Oberdorf upon the Occurrence of Certain Events

		Termination by				Change in	Change in
		the Executive				Control of	Control of
	Voluntary	For Good				Company	Company
	Termination or	Reason, Other	Termination by			without the	with the
	Termination for	Than a Change	the Company			Executive’s	Executive’s
Component of Compensation	Cause	in Control	Without Cause	Disability	Death	Termination	Termination
Cash Severance (base salary + bonus)	$—	$425,000	$425,000	—	$—	$—	$850,000
Stock Awards		554,959	554,959	554,959	554,959	554,959	554,959
Accrued Vacation Pay	2,452	2,452	2,452	2,452	2,452	—	2,452

Potential Payments to Edward C. Mallin upon the Occurrence of Certain Events

		Termination by				Change in	Change in
		the Executive				Control of	Control of
	Voluntary	For Good				Company	Company
	Termination or	Reason, Other	Termination by			without the	with the
	Termination for	Than a Change	the Company			Executive’s	Executive’s
Component of Compensation	Cause	in Control	Without Cause	Disability	Death	Termination	Termination
Cash Severance (base salary + bonus)	$—	$2,224,200	$2,224,200	$—	$—	$—	$3,336,300
Stock Awards	—	—	—	474,000	474,000	474,000	474,000
Health Insurance	—	5,224	5,224	—	—	—	5,224
Life Insurance	—	—	—	—	50,000	—	—
Disability Pay	—	—	—	734,466	—	—	—
Potential Payments to Mark Israelsen upon the Occurrence of Certain Events

		Termination by				Change in	Change in
		the Executive				Control of	Control of
	Voluntary	For Good				Company	Company
	Termination or	Reason, Other	Termination by			without the	with the
	Termination for	Than a Change	the Company			Executive’s	Executive’s
Component of Compensation	Cause	in Control	Without Cause	Disability	Death	Termination	Termination
Cash Severance (base salary + bonus)	$—	$1,200,000	$1,200,000	—	$—	$—	$1,200,000
Stock Awards		—	—	—	—	189,600	189,600
Health Insurance	—	6,948	6,948	6,948	6,948	—	6,948
Life Insurance	—	—	—	—	200,000	—	—
Disability Pay	—	—	—	1,044,164	—	—	—
Accrued Vacation Pay	25,385	25,385	25,385	25,385	25,385	—	25,385
Potential Payments to Dr. Greg Mahnke upon the Occurrence of Certain Events

		Termination by				Change in	Change in
		the Executive				Control of	Control of
	Voluntary	For Good				Company	Company
	Termination or	Reason, Other	Termination by			without the	with the
	Termination for	Than a Change	the Company			Executive’s	Executive’s
Component of Compensation	Cause	in Control	Without Cause	Disability	Death	Termination	Termination
Cash Severance (base salary + bonus)	$—	$304,344	$304,344	304,333	$—	$—	$593,398
Stock Awards (1)		—	—	—	—	118,500	118,500
Health Insurance	—	10,879	10,879	10,879	10,879	—	10,879
Life Insurance	—	—	—	—	50,000	—	—
Disability Pay	—	—	—	955,068	—	—	—
Accrued Vacation Pay	46,397	46,397	46,397	46,397	46,397	—	46,397

(1)	The value of the stock award payments are calculated based on the amount awarded multiplied by the closing price of the Company’s common stock on the NASDAQ Global Select Market on December 31, 2008. In the case of a change on control of the Company, upon the consummation of a Corporate Transaction, as defined in the Company’s Amended and Restated 2007 Omnibus Incentive Plan, the RSUs will become 100% vested if they are not assumed, or equivalent RSUs are not substituted for the RSUs, by the Company or its successor.
DIRECTOR COMPENSATION
     For the period from January 1, 2008 through December 31, 2008, non-employee directors receive an annual cash retainer of $120,000, payable in monthly installments of $10,000 each. Mr. Gupta and Mr. Fairfield do not receive compensation for their service on the Board of Directors during the time period they were in the position of Chief Executive Officer for the Company.
     For the period from January 1, 2008 through December 31, 2008, the chair of each standing Board committee, in addition to other compensation he received for services as a director, received an annual cash retainer of $20,000, payable in monthly installments of $1,667 each. For the periods of time in which the Company had a non-executive Chairman, the Chairman of the Board received an additional annual cash retainer of $50,000, payable in monthly installments of $4,167 each. From January 1, 2008 through August 19, 2008, the Lead Independent Director received, in addition to other compensation he received for services as a director or a committee chair, an additional annual cash retainer of $25,000, payable in monthly installments of $2,083 each. Members of non-standing committees, including the Special Litigation Committee, each received a cash retainer of $50,000, payable at the creation date of that committee, and an additional per meeting fee of $4,000 if travel was required or $2,000 if travel was not required.

	Fees
	Earned or
	Paid in Cash	Total
Name	($)	($)
Bernard W. Reznicek	$$296,615	$$296,615
George Krauss	288,917	288,917
Clifton T. Weatherford	273,776	273,776
Robin S. Chandra (1)	256,581	256,581
Bill L. Fairfield (2)	248,250	248,250
Elliot Kaplan	120,000	120,000
John N. Staples III	110,000	110,000
Dr. George F. Haddix (3)	104,903	104,903
Dr. Vasant H. Raval (4)	102,903	102,903
Vinod Gupta (5)	40,000	40,000
Gary Morin (6)	22,581	22,581
Dennis Walker (7)	10,000	10,000

(1)	Mr. Chandra resigned from the Board of Directors effective February 6, 2009.

(2)	Mr. Fairfield was appointed to the position of Chief Executive Officer of Gupta died December the Company effective August 20, 2008. As of that date he no longer 19, 2007. received compensation for his service on the Board of Directors. His Mr. Staples was compensation as Chief Executive Officer is reported in the “Summary elected to the Compensation Table.” Outstanding equity awards for Mr. Fairfield are Board of Directors reported in the “Outstanding Equity Awards at Fiscal Year-End” table.

(3)	Mr. Kahn resigned from the Board of Directors effective February 2, 2007.

(3)	Dr. Haddix resigned from the Board of Directors effective December 9, 2008.

(4)	Dr. Raval resigned from the Board of Directors effective December 9, 2008.

(5)	Mr. Gupta resigned as Chief Executive Officer of the Company effective August 20, 2008. As of that date he began receiving compensation for his service on the Board of Directors. His compensation as Chief Executive Officer is reported in the “Summary Compensation Table.” Outstanding equity awards for Mr. Gupta are reported in the “Outstanding Equity Awards at Fiscal Year-End” table.

(6)	Mr. Morin was appointed to the Board of Directors effective October 24, 2008.

(7)	Mr. Walker resigned from the Board of Directors effective January 25, 2008.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     Currently, the following individuals serve as members of the Compensation Committee: Bernard W. Reznicek (Chair), George Krauss, Roger Siboni and Thomas L. Thomas. Prior members of the Compensation Committee in 2008 included Dr. George F. Haddix, Robin S. Chandra and Dennis P. Walker. No member of the Compensation Committee (with the exception of Mr. Fairfield who became Chief Executive Officer of the Company in August 2008 subsequent to his resignation from the Compensation Committee in 2007) is or ever has been an executive officer or employee of the Company (or any of its subsidiaries), and no “compensation committee interlocks” existed during fiscal year 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP
     The following table sets forth the beneficial ownership of the Company’s common stock as of April 21, 2009 (i) by each of the executive officers named in the table in Item 11 under the heading “Executive Compensation—Summary Compensation Table,” (ii) by each director, (iii) by all current directors and executive officers as a group and (iv) by all persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock:

	Common Stock		Percent of
	Beneficially		Outstanding
Beneficial Owners	Owned(1)		of Common Stock
Vinod Gupta	22,808,593	(2)	39.8%
5711 South 86th Circle Omaha, Nebraska 68127

Cardinal Capital Management, LLC	3,080,520	(3)	5.4%
One Greenwich Office Park Greenwich, Connecticut 06831

Bill L. Fairfield	4,923		*

Elliot S. Kaplan	210,580		*

Bernard W. Reznicek	1,000		*

John N. Staples III	—		*

Gary Morin	—		*

Roger Siboni	—		*

Thomas L. Thomas	—		*

Clifton T. Weatherford	—		*

George Krauss	—		*

Dr. Greg Mahnke	17,365		*

Edward C. Mallin	45,896		*

Stormy L. Dean	14,238		*

Thomas Oberdorf	862		*

Mark Israelsen	—		*

All directors, nominees and executive officers as a group (17 persons)	23,104,035	(4)	40.3%

*	Less than 1%

(1)	Includes the following shares that may be purchased within 60 days of April 21, 2009 pursuant to the exercise of outstanding options: Mr. Vinod Gupta, 224,999 shares.

(2)	Includes shares held by the following trusts, with respect to which Mr. Gupta has sole voting and dispositive powers: Vinod Gupta Revocable Trust (16,238,513 shares); Vinod Gupta 2008 Irrevocable Annuity Trust (407,385 shares); Vinod Gupta 2008 Irrevocable Annuity Trust II (1,000,000 shares); Vinod Gupta 2009 Irrevocable Annuity Trust (1,500,000 shares); Vinod Gupta Charitable Remainder Trust (107,500 shares); World Education Foundation (660,000 shares); and irrevocable trusts for three adult children (2,555,196 shares). Also includes 115,000 shares held by Mr. Gupta’s spouse, with respect to which Vinod Gupta has shared voting and dispositive powers. Mr. Gupta disclaims beneficial ownership of the shares held by the Vinod Gupta Charitable Remainder Trust, the World Education Foundation, the trusts for his children, including the shares held by his spouse.

(3)	Based on information contained in a report on Form 13F that Cardinal Capital Management, LLC filed with the SEC on February 17, 2009, which contained information as of December 31, 2008. On March 22, 2006, Cardinal Capital Management, LLC filed with the SEC a report on Form 13D/A to report beneficial ownership of 3,336,810 shares.

(4)	Includes 578 shares beneficially owned by Thomas J. McCusker.
Securities Authorized for Issuance under Equity Compensation Plans
     The following table sets forth information about equity securities of the Company that are authorized for issuance pursuant to equity compensation plans as of December 31, 2008.

	Number of securities to be		Number of securities remaining
	issued upon exercise of	Weighted-average exercise	available for future issuance
	outstanding options, warrants	price of outstanding options,	under equity compensation
Plan Category	and rights (a)	warrants and rights (b)	plans (c)(1)
Equity compensation plans approved by security holders	1,427,080	$12.09	3,606,456
Equity compensation plans not approved by security holders	—	—	—
Total	1,427,080	$12.09	3,606,456

(1)	Does not include securities reflected in the “Number of securities to be issued upon exercise of outstanding options, warrants and rights” column.

Column (b) excludes 857,080 restricted stock units that are included in column (a) but do not have an exercise price. The units vest and may be payable in common stock after expiration of the time periods set forth in the related agreements.
Item 13. Certain Relationships and Related Transactions, and Director Independence
CERTAIN TRANSACTIONS
     Laurel Gupta, the spouse of Vinod Gupta, is a former employee of the Company and received $132,494 in salary and compensation for fiscal year 2008, of which $29,999 was related to her severance agreement. Ms. Gupta was terminated in August 2008 and entered into a severance agreement which entitled her to receive $129,996 to be paid over one year from date of termination.
     Jordan Mallin, the son of Ed Mallin, is an employee of the Company and received $122,042 in salary and compensation for fiscal year 2008.

     The Company has retained the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. to provide certain legal services. Elliot S. Kaplan, a director of the Company, is a named partner and former Chairman of the Executive Board of Robins, Kaplan, Miller & Ciresi L.L.P. The Company paid a total of $205,515 to this law firm during 2008.
     The Company paid $24,000 for rent, and $6,000 for association dues during 2008 for a condominium owned by Jess Gupta, and used by the Company. Jess Gupta is the son of Vinod Gupta. The Company’s rental of this condominium was discontinued in August 2008.
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
     The required information regarding director independence is included in Item 10 Part III under the caption “Director Independence and Board Committees” in this Annual Report.
Item 14. Principal Accountant Fees and Services
Audit Fees
     The following table presents the aggregate fees billed to the Company for professional services rendered by KPMG for the audit of the Company’s fiscal year 2008 and 2007 annual financial statements and for other professional services rendered by KPMG in fiscal year 2008 and 2007.

	Fiscal Year
Type of Fee	2008	2007
Audit Fees(1)	$1,565,753	$3,600,330

Audit-Related Fees(2)	338,540	740,783

Tax Fees(3)	82,115	111,423

All Other Fees	14,200	—

Total fees	$2,000,608	$4,452,536

(1)	Audit Fees consist of fees for the financial statement audits, which for 2007 includes fees related to the SLC investigation.

(2)	Audit-Related Fees consist of fees for statutory audits, employee benefit plan audits and due diligence.

(3)	Tax Fees consist of fees for state and federal income tax preparation for a Company subsidiary, tax research and preparation of refund claims.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as a part of this report:
3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
No.		Description
*10.1	—	Greg Mahnke Compensation Plan Letter dated January 18, 2007

*10.2	—	Mark Israelsen Employment Agreement dated February 1, 2008

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	—	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

infoGROUP Inc.

By:	/s/ THOMAS OBERDORF

Thomas Oberdorf
Executive Vice President and Chief Financial Officer
Dated: April 30, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BERNARD W. REZNICEK Bernard W. Reznicek	Chairman of the Board	April 30, 2009

/s/ BILL L. FAIRFIELD Bill L. Fairfield	Chief Executive Officer (principal executive officer)	April 30, 2009

/s/ THOMAS OBERDORF	Executive Vice President and Chief	April 30, 2009
Thomas Oberdorf	Financial Officer
(principal financial and accounting
officer)

Vinod Gupta	Director	April 30, 2009

/s/ ELLIOT S. KAPLAN Elliot S. Kaplan	Director	April 30, 2009

/s/ GEORGE KRAUSS George Krauss	Director	April 30, 2009

/s/ GARY MORIN Gary Morin	Director	April 30, 2009

/s/ ROGER SIBONI Roger Siboni	Director	April 30, 2009

/s/ JOHN N. STAPLES III John N. Staples III	Director	April 30, 2009

/s/ THOMAS L. THOMAS Thomas L. Thomas	Director	April 30, 2009

/s/ CLIFTON T. WEATHERFORD Clifton T. Weatherford	Director	April 30, 2009