Form 10-Q
period 2009-03-31
infoGROUP Inc.
filed 2009-05-11
CIK 879437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 001-34298
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
Yes ☐       No ☐
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
57,307,508 shares of Common Stock, $0.0025 par value per share, outstanding at May 4, 2009

infoGROUP Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
infoGROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$46,308	$4,691
Marketable securities	407	992
Trade accounts receivable, net of allowances of $2,904 and $2,177, respectively	43,696	56,030
List brokerage trade accounts receivable, net of allowances of $568 and $494, respectively	76,704	86,841
Unbilled services	10,357	11,120
Deferred income taxes	8,537	6,889
Income taxes receivable	—	3,287
Prepaid expenses	10,425	9,382
Escrow, current	3,000	—
Deferred marketing costs	1,086	1,004
Assets held for sale	3,091	3,960
Current assets of discontinued operations	—	36,845

Total current assets	203,611	221,041

Property and equipment, net	56,846	59,235
Goodwill	353,888	377,708
Intangible assets, net	67,590	69,950
Other assets	2,487	2,505
Escrow, noncurrent	10,000	—
Noncurrent assets of discontinued operations	—	84,844

	$694,422	$815,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,880	$2,899
Accounts payable	16,097	29,569
List brokerage trade accounts payable	69,890	79,827
Accrued payroll expenses	29,030	32,128
Accrued expenses	16,621	16,068
Income taxes payable	48,309	—
Deferred revenue	57,793	59,140
Current liabilities of discontinued operations	—	16,659

Total current liabilities	240,620	236,290

Long-term debt, net of current portion	196,335	297,745
Deferred income taxes	9,309	10,552
Other liabilities	5,577	5,417
Noncurrent liabilities of discontinued operations	—	16,406
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 57,262,813 shares issued and outstanding at March 31, 2009 and 57,019,030 shares issued and outstanding at December 31, 2008	143	142
Paid-in capital	148,285	147,029
Retained earnings	105,588	114,926
Note receivable – shareholder	(6,800)	(9,000)
Accumulated other comprehensive loss	(4,635)	(4,224)

Total stockholders’ equity	242,581	248,873

	$694,422	$815,283

infoGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED
	March 31,
	2009	2008
	(UNAUDITED)
Net sales	$127,537	$153,292
Costs and expenses:
Cost of goods and services	46,989	51,190
Selling, general and administrative	70,136	82,261
Depreciation and amortization of operating assets	4,759	5,208
Amortization of intangible assets	2,934	3,204

Total operating costs and expenses	124,818	141,863

Operating income	2,719	11,429
Investment income (expense)	(2)	1,359
Other income (expense)	(625)	205
Interest expense	(3,246)	(5,387)

Other expense, net	(3,873)	(3,823)

Income (loss) before income taxes	(1,154)	7,606
Income tax expense (benefit)	(427)	2,890

Net income (loss) from continuing operations	(727)	4,716
Income (loss) from discontinued operations, net of tax	(8,612)	1,885

Net income (loss)	$(9,339)	$6,601

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.01)	$0.08
Income (loss) from discontinued operations	$(0.15)	$0.04

Net income (loss)	$(0.16)	$0.12

Basic weighted average shares outstanding	57,113	56,563

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.01)	$0.08
Income (loss) from discontinued operations	$(0.15)	$0.04

Net income (loss)	$(0.16)	$0.12

Diluted weighted average shares outstanding	57,113	56,576

The accompanying notes are an integral part of the consolidated financial statements.

infoGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	THREE MONTHS ENDED
	March 31,
	2009	2008
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,339)	$6,601
Net income (loss) from discontinued operations	(8,612)	1,885

Net income (loss) from continuing operations	(727)	4,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	4,759	5,208
Amortization of intangible assets	2,934	3,204
Amortization of deferred financing fees	312	166
Deferred income taxes	(2,873)	(873)
Non-cash stock compensation expense	428	162
Non-cash 401(k) contribution in common stock	830	806
(Gain) loss on sale of assets and marketable securities	29	(1,452)
Non-cash other expense (income)	(9)	75
Asset impairment charges	2,060	—
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	13,302	11,701
List brokerage trade accounts receivable	10,137	14,066
Prepaid expenses and other assets	(13,999)	(1,489)
Deferred marketing costs	(82)	150
Accounts payable	(13,509)	5,160
List brokerage trade accounts payable	(9,937)	(15,787)
Income taxes receivable and payable, net	51,580	(1,649)
Accrued expenses and other liabilities	(2,442)	(11,353)
Deferred revenue	(1,536)	(486)

Net cash provided by operating activities – continuing operations	41,257	12,325
Net cash provided by (used in) operating activities – discontinued operations	(24,531)	852

Net cash provided by operating activities	16,726	13,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	9	1,600
Purchases of marketable securities	—	(248)
Proceeds from sale of property and equipment	776	36
Purchases of property and equipment	(1,659)	(4,815)
Acquisitions of businesses, net of cash acquired	—	(17,727)
Software development costs	(1,900)	(889)

Net cash used in investing activities – continuing operations	(2,774)	(22,043)
Net cash provided by (used in) investing activities – discontinued operations	128,428	(472)

Net cash provided by (used in) investing activities	125,654	(22,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(105,429)	(13,257)
Proceeds from long-term debt	4,000	50,800
Deferred financing costs paid	(1,085)	—
Dividends paid	—	(19,793)
Proceeds from shareholder for settlement	2,200	—
Tax benefit related to employee stock options	—	10
Proceeds from exercise of stock options	—	69

Net cash provided by (used in) financing activities – continuing operations	(100,314)	17,829
Net cash used in financing activities – discontinued operations	—	—

Net cash provided by (used in) financing activities	(100,314)	17,829

Effect of exchange rate fluctuations on cash	(449)	99

Net increase in cash and cash equivalents	41,617	8,590
Cash and cash equivalents, beginning	4,691	9,924

Cash and cash equivalents, ending	$46,308	$18,514

Supplemental cash flow information:
Interest paid	$3,216	$4,006

Income taxes paid	$981	$6,137

The accompanying notes are an integral part of the consolidated financial statements.

infoGROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
     The accompanying unaudited consolidated financial statements of infoGROUP Inc. (the “Company”) have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial information included therein. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
     This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”). Results for the interim period presented are not necessarily indicative of results to be expected for the entire year.
2. EARNINGS (LOSS) PER SHARE INFORMATION
     The following table shows the amounts used in computing earnings (loss) per share and the effect on the weighted average number of shares of dilutive common stock.

	Three Months Ended
	March 31,
	(in thousands)
	2009	2008
Weighted average number of shares used in basic earnings (loss) per share	57,113	56,563
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	—	13

Weighted average number of shares outstanding used in diluted earnings (loss) per share	57,113	56,576

     Shares not included in the computation of diluted earnings (loss) per share, as they would be anti-dilutive, were $588,908 for the three months ended March 31, 2009.
3. DISCONTINUED OPERATIONS
Macro Divestiture
     During the first quarter of 2009, the Company completed its divestiture of Macro International, Inc. (“Macro”) to ICF International Inc. (“ICF”) for proceeds of approximately $155.0 million, resulting in a pre-tax gain of $25.2 million ($9.8 million loss after tax). Macro was part of the Marketing Research Group segment. Accordingly, the Company reflects the results of this business as discontinued operations for all periods presented. The assets and liabilities divested are now classified as assets and liabilities of discontinued operations within the Company’s consolidated balance sheet as of December 31, 2008.
     As part of the sale agreement, $3 million of proceeds are being held in escrow pending the settlement of working capital as of the sale date of March 31, 2009. The Company expects to finalize any adjustments related to working capital in the second quarter of 2009 and have any remaining escrow amount released to the Company, which may result in a further gain (loss) related to the sale. An indemnity escrow for $10 million of the proceeds was also created to cover certain stipulated scenarios that could potentially cause financial damages to the purchaser for which the Company would be liable. The escrow period is 2 years from the date of sale. The Company is not aware of any items that could cause it to not receive the $10 million out of escrow at the end of the 2 year period.
     Self insurance reserves related to health and accident claims from Macro employees that relate to services prior to the sale date are the responsibility of the Company and will be reimbursed to the buyer. This reserve was excluded from the working capital in the sale agreement and is $1.1 million as of March 31, 2009 and is included as part of accrued payroll expenses within the consolidated balance sheet.

     The summary comparative financial results of discontinued operations were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Net sales	$35,440	$37,818

Operating income from discontinued operations before income taxes	2,009	3,040
Gain from disposal of business	25,240	—

Income before income taxes	27,249	3,040
Income tax expense	(35,861)	(1,155)

Income (loss) from discontinued operations, net of tax	$(8,612)	$1,885

     The effective tax rate for discontinued operations is significantly higher than the statutory rate due to $61.8 million of nondeductible goodwill related to the Macro sale. The effective tax rate for Macro was 40.3%. An income tax payable of $50.1 million related to the sale of Macro is recorded within income taxes payable on the consolidated balance sheet as of March 31, 2009. Deferred tax assets of $1.0 million and deferred tax liabilities of $16.1 million were reclassified to current income taxes payable as part of the sale. The deferred tax liabilities primarily consisted of temporary differences related to intangible assets.
Assets and Liabilities of Discontinued Operations
     The assets and liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2008 are as follows:

December 31,
2008
(In thousands)
Cash and cash equivalents	$127
Trade accounts receivable and unbilled services	34,891
Prepaid expenses	647
Deferred income taxes	1,005
Other assets	175

Currents assets of discontinued operations	$36,845

Property and equipment, net	$5,873
Goodwill and other intangibles	78,971

Noncurrent assets of discontinued operations	$84,844

Accounts payable	$3,857
Accrued payroll expenses	7,920
Accrued expenses	1,672
Deferred revenue	3,210

Current liabilities of discontinued operations	$16,659

Deferred income taxes	$15,217
Other liabilities	1,189

Noncurrent liabilities of discontinued operations	$16,406

4. ASSETS HELD FOR SALE
     Assets held for sale as of March 31, 2009 were $3.1 million, compared to $4.0 million as of December 31, 2008. These are assets the Company is in the process of selling, and anticipates will be sold within the next twelve months. The assets include aircraft of $1.5 million, land of $1.1 million and a condominium of $0.5 million. During the three months ended March 31, 2009, the Company sold an aircraft for proceeds of $0.8 million, resulting in a pre-tax loss of $6 thousand. Additionally, during the three months ended March 31, 2009, the Company recorded an impairment of $0.1 million to reflect the fair market value of one of its aircraft.
5. SEGMENT INFORMATION
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
     The Marketing Research Group provides customer surveys, opinion polling, and other market research services for businesses. The Marketing Research Group includes the results from Opinion Research, Guideline, Inc., NWC Research, and Northwest Research Group.
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
     The following table summarizes segment information adjusted to exclude results of Macro for the prior year. The table also excludes total assets since the Company does not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment:

	For the Three Months Ended March 31, 2009
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)
Net sales	$67,276	$35,752	$24,509	$—	$127,537
Operating income (loss)	12,917	5,042	(164)	(15,076)	2,719
Investment income expense	—	—	—	(2)	(2)
Interest expense	—	—	—	(3,246)	(3,246)
Other expense	—	—	—	(625)	(625)
Income (loss) before income taxes	12,917	5,042	(164)	(18,949)	(1,154)

	For the Three Months Ended March 31, 2008
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)
Net sales	$83,416	$40,436	$29,440	$—	$153,292
Operating income (loss)	18,063	7,283	982	(14,899)	11,429
Investment income	—	—	—	1,359	1,359
Interest expense	—	—	—	(5,387)	(5,387)
Other income	—	—	—	205	205
Income (loss) before income taxes	18,063	7,283	982	(18,722)	7,606

6. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss), including the components of other comprehensive loss, are as follows:

	For the Three
	Months Ended
	March 31,	March 31,
	2009	2008
	(In thousands)
Net income (loss)	$(9,339)	$6,601
Other comprehensive loss:
Unrealized gain (loss) from investments:
Unrealized gains (losses)	11	(1,817)
Related tax benefit (expense)	(4)	654

Net	7	(1,163)

Foreign currency translation adjustments:
Unrealized gains (losses)	(416)	177
Related tax expense	(10)	(64)

Net	(426)	113

Unrealized gain from pension plan:
Unrealized gains	27	13
Related tax expense	(10)	(5)

Net	17	8

Unrealized loss from derivative financial instruments:
Unrealized losses	(14)	(14)
Related tax benefit	5	5

Net	(9)	(9)

Total other comprehensive loss	(411)	(1,051)

Comprehensive income (loss)	$(9,750)	$5,550

     The components of accumulated other comprehensive loss are as follows:

		Foreign	Unrealized		Accumulated
	Unrealized	Currency	Gains	Derivative	Other
	Losses from	Translation	From	Financial	Comprehensive
	Pension Plan	Adjustments	Investments	Instruments	Loss
	(In thousands)
Balance at March 31, 2009	$(1,200)	$(3,806)	$7	$364	$(4,635)

Balance at December 31, 2008	$(1,217)	$(3,380)	$—	$373	$(4,224)

7. ACQUISITIONS
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
     The Company accounted for the acquisition of Direct Media, Inc. under the purchase method of accounting and the operating results for this acquisition is included in the accompanying consolidated financial statements from the date of acquisition. This business is included in the Services Group segment. The acquisition of Direct Media, Inc. was by stock purchase. This acquisition was completed to grow the Company’s market share within the list brokerage and list management industry. The Company believes that increasing its market share will enable it to compete over the long term in this industry.

8. SHARE–BASED PAYMENT ARRANGEMENTS
     Share-based payment programs include both the issuance of stock options, and the issuance of restricted stock units (RSU). Stock options and RSUs have been granted to employees and directors under the stockholder approved 1997 Stock Option Plan and the stockholder approved amended and restated 2007 Omnibus Incentive Plan. The Company issued 122,970 restricted stock units under the 2007 Omnibus Incentive Plan during the three-month period ended March 31, 2009, issued no restricted stock units during the three-month period ended March 31, 2008 and issued no stock options during the three-month periods ended March 31, 2009 and 2008. Historically, the Company has issued option grants that either vest over an eight-year period, expire ten years from date of grant and are granted at 125% of the stock’s fair market value on the date of grant, or that have exercise prices at the stock’s fair market value on the date of grant, vest over a four-year period at 25% per year, and expire five years from the date of grant. The RSUs that were issued in the first quarter of 2009 were issued to members of the Board of Directors and vest 100% one year from date of issuance. During 2008, 857,080 RSUs were issued to executives that vest in four equal annual installments beginning in December 2009.
     The Company applies the Black-Scholes valuation model in determining the fair value of stock option grants to employees and directors, which is then recognized as expense over the requisite service period.  RSU expense is based on the fair value of infoGROUP common stock on the date of grant and is amortized over the vesting period. Compensation expense is recognized only for those options and restricted stock units expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations.  Stock-based compensation expense was $0.4 million and $0.2 million for the quarter ended March 31, 2009 and March 31, 2008, respectively, on income before income taxes, and is included in selling, general and administrative expenses within the consolidated statement of operations. Related income tax benefits recognized in earnings were $0.2 million and $0.1 million for the quarter ended March 31, 2009 and March 31, 2008, respectively.
     The following table summarizes stock option plan activity for the three months ended March 31, 2009:

	Weighted		Weighted
	Average	Weighted	Average
	Number of	Average	Remaining	Aggregate Intrinsic
	Options	Exercise	Contractual	Value
	Shares	Price	Term (Year)	(In thousands)
Outstanding at December 31, 2008	570,000	$12.09
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2009	570,000	12.09	6.20	$—

Options exercisable at March 31, 2009	233,999	$12.68	5.91	$—
     As of March 31, 2009, the total unrecognized compensation cost related to nonvested stock option awards was approximately $0.6 million, which is expected to be recognized over a remaining weighted average period of 1.43 years.
The following table summarizes RSU activity for the three months ended March 31, 2009:

			Weighted
	Weighted	Weighted	Average
	Average	Average	Remaining	Aggregate
	Number of	Intrinsic	Contractual	Intrinsic Value
	RSUs	Value	Term (Year)	(In thousands)
Outstanding at December 31, 2008	857,080	$4.74
Granted	122,970	4.31
Converted	—	—
Forfeited	61,601	—

Outstanding at March 31, 2009	918,449	4.16	1.84	$3,821

     There were no RSUs for the three months ended March 31, 2008.

     As of March 31, 2009, the total unrecognized compensation cost related to nonvested RSU grants was approximately $3.5 million, which is expected to be recognized over a remaining weighted average period of 1.84 years.
     As of March 31, 2009, 3.5 million shares were available for additional option grants and RSU grants.
9. RESTRUCTURING CHARGES
     During the three months ended March 31, 2009, the Company recorded restructuring charges of $2.6 million, which are included within selling, general and administrative expenses on the consolidated statement of operations. This included $1.9 million for a reduction in workforce of approximately 136 employees, as a part of the Company’s continuing strategy to reduce costs and focus on core operations, and $0.7 million in facility closure costs.
     During the three months ended March 31, 2008, the Company recorded restructuring charges of $0.8 million. These costs also related to workforce reductions as a part of the Company’s continuing strategy to reduce costs and focus on core operations. During the first quarter of 2008, the total workforce reduction charges included involuntary employee separation costs for approximately 67 employees.
     The following table summarizes activity related to the restructuring charges recorded by the Company for the three months ended March 31, 2009, including both the restructuring accrual balances and those costs expensed and paid within the same period:

	December 31,			March 31,
	2008			2009
	Beginning	Amounts	Amounts	Ending
	Accrual	Expensed	Paid	Accrual
	(in thousands)
Data Group:
Employee separation costs	$194	$881	$107	$968

Facility closure costs	$143	$293	$436	$—

Services Group:
Employee separation costs	$1,489	$538	$374	$1,653

Facility closure costs	$—	$360	$12	$348

Research Group:
Employee separation costs	$584	$468	$211	$841

Facility closure costs	$—	$95	$95	$—

Corporate Activities:
Employee separation costs	$409	$6	$—	$415

Facility closure costs	$296	$—	$296	$—

10.     FAIR VALUE MEASUREMENTS
     The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) as of January 1, 2008.  SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” applies to nonfinancial assets and nonfinancial liabilities and was effective January 1, 2009.
     As of March 31, 2009, the Company held available-for-sale securities which are required to be measured at fair value on a recurring basis. These assets, presented as marketable securities on the Company’s consolidated balance sheet are measured using quoted prices in active markets (Level 1 inputs). The carrying amount of cash approximates fair value because of the short maturity of these investments. Other-than-temporary impairment charges related to marketable securities for the quarter ended March 31, 2009 were $0.6 million.
     The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include certain noncurrent investments, fixed assets, goodwill, and other intangible assets. The noncurrent investments are included in other assets on the Company’s consolidated balance sheet and are comprised of equity investments in non-marketable securities.
     Assets measured at fair value on a non-recurring basis on which impairment or other charges to earnings were recorded for the quarter ended March 31, 2009 were as follows:

	Fair Value Measurements at March 31, 2009 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable
in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Total	Loss

Assets held for sale	$—	$3,091	$—	$3,091	$(113)
Noncurrent investments	—	44	—	44	(14)
Property and equipment	—	—	631	631	(451)
Intangible assets	—	—	961	961	(413)

Total	$—	$3,135	$1,592	$4,727	$(991)

     See footnote 4 for details related to the assets held for sale impairment. The impairments within the property and equipment and intangible assets sections related to expresscopy.com. See footnotes 11 and 12 for further details related to these impairments. The loss related to the noncurrent investments are recorded in other income (expense) on the consolidated statement of operations.

11. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

	March 31, 2009			December 31, 2008
	(in thousands)
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Goodwill	$353,888	$—	$353,888	$377,708	$—	$377,708

Other intangible assets:
Non-compete agreements	16,835	14,454	2,381	16,911	14,265	2,646
Core technology	15,281	14,349	932	15,323	13,665	1,658
Customer base	58,028	29,098	28,930	58,638	27,874	30,764
Trade names	30,661	15,060	15,601	30,741	14,664	16,077
Purchased data processing software	73,478	73,478	—	73,478	73,478	—
Acquired database costs	87,971	87,971	—	87,971	87,971	—
Perpetual software license agreements	8,000	8,000	—	8,000	8,000	—
Software and database development costs	31,608	15,947	15,661	30,299	14,807	15,492
Deferred financing costs	15,573	11,488	4,085	14,488	11,175	3,313

Total intangibles	$691,323	$269,845	$421,478	$713,557	$265,899	$447,658

     The weighted average remaining amortization periods for the other intangible assets as of March 31, 2009 were: non-compete agreements (1.87 years), core-technology (0.66 years), customer base (3.47 years), trade names (5.22 years), software and database development costs (1.66 years) and deferred financing costs (1.85 years). The weighted average remaining amortization period as of March 31, 2009 for all other intangible assets in total was 3.27 years.
     Goodwill decreased from $377.7 million at December 31, 2008 to $353.9 million at March 31, 2009. The Company performed a valuation during the first quarter of 2009 on the Research Group, excluding Macro. As a result of this valuation, the Company allocated an additional $23.3 million of goodwill to Macro upon its sale effective March 31, 2009.
     The Company recorded impairments for the three months ended March 31, 2009 for intangible assets of $0.9 million. The Company assessed the impairment of intangible assets as required pursuant to SFAS 144 and determined the expresscopy.com asset group was impaired as a result of the carrying value exceeding the undiscounted cash flows for that group. An impairment was recognized and allocated between all long-lived assets within expresscopy.com resulting in an impairment of intangibles for expresscopy.com of $0.4 million, which is included in the Data Group’s selling, general and administrative expenses. In addition, the Company recorded impairments of $0.5 million for software development costs for projects no longer being pursued. Of these charges, $0.3 million were recorded in the Data Group, and the remaining $0.2 million were recorded in Corporate Activities, and were included within selling, general and administrative expenses within the consolidated statement of operations for the three months ended March 31, 2009.
12. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Property and equipment	$198,696	$197,756
Less accumulated depreciation	141,850	138,521

	$56,846	$59,235

     Company recorded an impairment for the three months ended March 31, 2009 for property and equipment for expresscopy.com of $0.5 million. The impairment was recorded within selling, general and administrative expenses within the consolidated statement of operations. The operations of expresscopy.com are part of the Data Group.

13. CONTINGENCIES
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
     A number of remedial measures were adopted and implemented in conjunction with the Stipulation of Settlement. Also, pursuant to the terms of the Stipulation of Settlement, Vinod Gupta resigned as Chief Executive Officer of the Company on August 20, 2008. Mr. Gupta and the Company entered into a Separation Agreement and General Release dated August 20, 2008 (the “Separation Agreement”), under which Mr. Gupta granted a release of certain claims against the Company related to the Derivative Litigation and the SLC’s investigation and received the right to severance payments totaling $10.0 million (contingent on Mr. Gupta adhering to certain requirements in the Separation Agreement and Stipulation of Settlement). The Company also granted a release of certain claims against Mr. Gupta related to the Derivative Litigation and the SLC’s investigation. The first severance payment in the amount of $5.0 million, which was due within sixty days of execution of the Separation Agreement, was paid by the Company to Mr. Gupta on October 17, 2008.
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
     The Internal Revenue Service began an audit in the first quarter of 2009 of the Company’s US tax returns for the years 2005 through 2007. The Company believes its tax positions comply with applicable tax law and intends to defend its positions. However, differing positions on certain issues could be reached by tax authorities, which could adversely affect the Company’s financial condition and results of operations.

     The Company is subject to legal claims and assertions in the ordinary course of business. During the first quarter of 2009, the Company estimates the possible range of loss to between $0 and approximately $2,000,000. Although the outcomes of any other lawsuits and claims are uncertain, the Company does not believe that, individually or in the aggregate, any such lawsuits or claims will have a material effect on its business, financial condition and results of operations or liquidity.
14. RELATED PARTY TRANSACTIONS
     The Company has retained the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. to provide certain legal services. Elliot Kaplan, a director of the Company, is a name partner and former Chairman of the Executive Board of Robins, Kaplan, Miller & Ciresi L.L.P. The Company paid a total of $6 thousand and $23 thousand to this law firm during the first quarter of 2009 and 2008, respectively.
     The Company paid $12 thousand for rent and $3 thousand for association dues during the first quarter of 2008 for a condominium owned by Jess Gupta, and used by the Company. Jess Gupta is the son of Vinod Gupta, the Company’s former Chief Executive Officer. The Company’s rental of this condominium was discontinued in August 2008.
     During the first quarter of 2009 and 2008 Everest Inc. (f/k/a Vinod Gupta & Company, f/k/a Annapurna Corporation), Everest Investment Management LLC and Everest Capital Partners, Inc. rented office space in a building owned by the Company. Everest Inc., Everest Investment Management LLC and Everest Capital Partners, Inc. are owned by Mr. Gupta and his three sons. The reimbursements received by the Company from Everest Inc., Everest Investment Management LLC and Everest Capital Partners, Inc. for rental of office space totaled $5 thousand during the first quarter of 2009 and 2008. The use of the Company office space by Everest Inc., Everest Investment Management LLC and Everest Capital Partners, Inc. was terminated in April 2009. Additionally, the Company received reimbursements for use of office space from PK Ware, Inc., an entity of which George Haddix, who was a director of the Company at that time, is a majority shareholder. Reimbursements received from Dr. Haddix were $2 thousand during the first quarter of 2008. The Company received $1 thousand for reimbursements for use of office space from John N. Staples III, who is a director of the Company, during the first quarter of 2008. The use of Company office space by each of Dr. Haddix and Mr. Staples was terminated in September 2008.
     The Company received reimbursements from Everest Inc. for shared personnel services of $7 thousand during the first quarter of 2008. These shared services were terminated in August 2008.
15. DEBT
     At March 31, 2009, the term loan of the Senior Secured Credit Facility entered into on February 14, 2006 (as amended, the “2006 Credit Facility”) had a balance of $77.4 million, bearing an average interest rate of 3.22%. The revolving line of credit had a balance of $78.5 million, bearing an interest rate of 3.66%, and $96.5 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility. At March 31, 2009, the mortgage loan for the Papillion and Ralston facilities had a balance of $41.1 million.
     In light of the Special Litigation Committee’s investigation described in Note 13, the Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and the Form 10-Q for the quarter ended March 31, 2008 (the “First Quarter 2008 Form 10-Q”) by the SEC’s filing deadline. Failure to timely file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q and provide annual and quarterly financial statements to the lenders to the 2006 Credit Facility would have constituted a default under the 2006 Credit Facility. Therefore, on March 26, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Third Amendment (the “Third Amendment”) to the 2006 Credit Facility which, among other things: (1) extended the deadlines by which the Company must file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q and provide certain annual and quarterly financial statements to the lenders; (2) waived any other defaults arising from these filing delays; and (3) modified the covenant related to operating leases. On June 27, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Fourth Amendment to the 2006 Credit Facility (as amended by the Third Amendment and the Fourth Amendment, which extended the deadlines for filing with the SEC the 2007 Form 10-K and the First Quarter 2008 Form 10-Q to August 15, 2008, and the Form 10-Q for the quarter ended June 30, 2008 (the “Second Quarter 2008 Form 10-Q”) to August 29, 2008.
     On March 27, 2009, as a result of the purchase agreement between the Company and ICF regarding the sale of Macro as described in Note 3, the Company and the lenders to the 2006 Credit Facility entered into a Fifth Amendment (the “Fifth Amendment”) to the 2006 Credit Facility (as amended by the Third Amendment, Fourth Amendment and the Fifth Amendment, the “Amended 2006 Credit Facility”), which, among other things: (1) consents to the sale of Macro to ICF; and (2) governs the application of proceeds from the sale of Macro. The Fifth Amendment did not change the terms of the credit agreement. The Fifth Amendment became effective contemporaneously with the closing of the Macro transaction on March 31, 2009. The Company recorded $1.1 million in fees during the three months ended March 31, 2009 related to the Fifth Amendment, which were recorded in deferred financing costs within intangible assets in the Company’s consolidated balance sheet.
     As a result of the amendments, the Company was in compliance with all restrictive covenants of the Amended 2006 Credit Facility as of March 31, 2009. The Company filed the 2007 Form 10-K and the First Quarter 2008 Form 10-Q with the SEC on August 8, 2008, the Second Quarter 2008 Form 10-Q on August 21, 2008 and timely filed its Form 10-Q for the quarter ended September 30, 2008 and its Form 10-K for the year ended December 31, 2008 on November 10, 2008 and March 16, 2009, respectively.
16. SUBSEQUENT EVENTS
     On May 1, 2009, the Board of Directors of the Company approved for issuance from time to time of up to 2,000,000 shares of the Company’s authorized but not issued common stock, to be used for the sole purpose of Company matching contributions under the infoUSA 401(k) Plan.
     On April 6, 2009, the Company reduced its revolver debt outstanding by $43 million with proceeds attributable to the Macro divestiture. The Company expects to borrow this amount on or about June 15, 2009 to pay the income tax liability arising from the Macro divestiture.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion and analysis contains forward-looking statements, including without limitation statements in the discussion of comparative results of operations, accounting standards and liquidity and capital resources, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, which are subject to the “safe harbor” created by those sections. In some cases these forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Our actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from our recent results or those projected in the forward-looking statements are described below under the heading “Risk Factors” in Item 1A of Part II of this Form 10-Q and in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We assume no obligation to update the forward-looking statements or such factors. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.
General
Overview
     We report results in three segments: the Data Group, the Services Group, and the Marketing Research Group.
     On June 1, 2008, we changed our Company name from infoUSA Inc. to infoGROUP Inc. (the “Company” or “infoGROUP” or “we”). We are a Delaware corporation incorporated in 1972.
Our key strategic initiatives for 2009 include:
•	Continuing our focus on improved corporate governance, including operating under our recently revamped formal policies, functioning under the guidance of our restructured majority independent Board and working with our new management team.

•	Continuing and expanding our initiatives of outreach, transparency and communications with our shareholders and the entire investment community.

•	Accelerating our organic, profitable growth by leveraging our leadership position as a data provider across our subsidiaries, creating both internal and external strategic alliances to add value to new and existing customers, and capitalizing on our existing cross selling opportunities among subsidiaries. We anticipate concentrating our efforts on these opportunities for internal growth, instead of pursuing revenue growth primarily through acquisitions.

•	Reinvesting in the business to expand our product offerings, particularly in the integrated digital realm. We plan to provide our customers new products and services, including more internet based and interactive marketing solutions.

•	Improving our financial foundation, by reducing costs (without jeopardizing service to our customers), continuing to aggressively reduce our debt levels and leveraging our high margin products to increase profitability.
Sales & Marketing Strategy
     We have continued to position infoGROUP as a leading brand using multiple channels, including direct mail, print, search marketing, online advertising and email. We rebalanced our marketing mix and dollars spent, emphasizing the most cost-effective channels with the highest return on investment.
     Social media is a new market we are building plans around. We have begun to cautiously utilize social media for marketing, communication, education, branding and PR, with the goal of being an industry expert and thought leader. Including social media in go-to-market strategies will result in increased traffic to websites, better customer service and connection with other industry leaders.

Growth Strategy
     Our growth strategy continues to have multiple components.  Our primary growth strategy is to improve our organic growth.   Key to this is our effort to replace revenue from declining traditional direct marketing products and services with our on-line Internet subscription services.  Subscription services offer enhanced annual revenue per customer, assure greater multi-year revenue retention, and, most importantly, provide greater value to our customers by providing Internet access to our content and customer acquisition and retention software tools.  Delivery of information via the Internet is the method preferred by our customers. We are investing in Internet technology to develop subscription-based new customer development services for businesses and sales persons.
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
       In 2007, we announced our plan to compile a business database in the United Kingdom.  This database, created from a variety of publicly available sources, currently contains information on approximately 1.3 million phone verified UK businesses, with growth expected to an eventual total of 2.2 million.  We are also conducting telephone surveys to businesses in the database to augment the file with a variety of proprietary information, including: trading address, name of the owner or manager, number of employees per location, web site address (URL), email addresses, years established, and whether the business is a single location or part of a larger company. We plan to market this database to small and large customers in the form of customized list products, online access, subscription services, and license agreements to value added resellers.

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to acquisitions.
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
Net sales	100%	100%
Costs and expenses:
Cost of goods and services	37	33
Selling, general and administrative	55	55
Depreciation	4	3
Amortization	2	2

Total costs and expenses	98	93

Operating income	2	7
Other expense, net	(3)	(2)

Income (loss) before income taxes	(1)	5
Income taxes	—	2

Net income (loss) from continuing operations	—	3

Income (loss) from discontinued operations, net of tax	(6)	1

Net income (loss)	(7)%	4%

OTHER DATA:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
SALES BY SEGMENT:
Data Group	$67,276	$83,416
Services Group	35,752	40,436
Marketing Research Group	24,509	29,440

Total	$127,537	$153,292

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
Data Group	53%	55%
Services Group	28	26
Marketing Research Group	19	19

Total	100%	100%

Net sales
     Net sales for the quarter ended March 31, 2009 were $127.5 million, a decrease of 17% from $153.3 million for the same period in 2008. Company-wide, we experienced a decline in sales as a result of the weakened economy. The softness in demand resulted in a loss of revenue per customer. In total, the revenue for the Company for the quarter ended March 31, 2009 also reflects the negative impact of foreign currency exchange rate fluctuations of $5.2 million as compared to the same period in 2008.
     The Data Group provides our proprietary databases and database marketing solutions, and principally engages in the selling of sales lead generation products to small- to medium-sized companies, small office and home office businesses and individual consumers. Customers purchase our information as custom lists or on a subscription basis primarily through the Internet. Sales of subscription-based products require us to recognize revenues over the subscription period instead of at the time of sale. This segment also includes the licensing of our databases to value-added resellers. Net sales of the Data Group for the quarter ended March 31, 2009 were $67.3 million, a 19% decrease from $83.4 million for the same period in 2008. The decrease in Data Group net sales that was related to the change in foreign currency for our operations in the United Kingdom and Canada was $1.9 million, or 2%. The decrease occurred in 2009 due to a decline in demand for the traditional direct marketing products resulting in lower volume orders from our existing customers and lower royalties from our licensing customers.
     The Services Group provides e-mail marketing solutions, list brokerage and list management services and online interactive marketing services to large companies in the United States, Canada and globally. Net sales of the Services Group for the quarter ended March 31, 2009 were $35.8 million, a 11% decrease from $40.4 million for the same period in 2008. The majority of the decrease in Services Group net sales is related to lower volumes in mailings for list brokerage and list management customers, offset by slight growth in the Yesmail division as e-mail marketing continues to become a larger part of corporate advertising.
     The Marketing Research Group provides diversified market and business research, which consists of the Opinion Research division, Guideline, Inc., NWC Research and Northwest Research Group. Net sales of the Marketing Research Group for the quarter ended March 31, 2009 were $24.5 million, a 17% decrease from $29.4 million for the same period in 2008.  The decrease in Marketing Research Group net sales that was related to the change in foreign currency exchange rates, mainly for our operations in the United Kingdom and Australia, was $3.0 million, or 10%.  Additionally, the Marketing Research Group is experiencing declines in project based orders, and delays in the fulfillment of existing projects as customers are delaying the fulfillment of orders.
     We anticipate revenue levels for the quarter ending June 30, 2009 to approximate the results of the quarter ended March 31, 2009.
Cost of goods and services
     Cost of goods and services for the quarter ended March 31, 2009 were $47.0 million, or 37% of net sales, compared to $51.2 million, or 33% of net sales for the same period in 2008.
     Cost of goods and services of the Data Group for the quarter ended March 31, 2009 were $20.7 million, or 31% of net sales, compared to $22.1 million, or 27% of net sales for the same period in 2008. The decrease in cost of goods and services is due to the decrease in net sales for the first quarter of 2009 as compared to the same period in 2008; however, costs did not decrease at the same rate because a portion of the database compilation and product development costs are fixed and do not fluctuate directly with sales.
     Cost of goods and services of the Services Group for the quarter ended March 31, 2009 were $9.8 million, or 27% of net sales, compared to $9.6 million, or 24% of net sales for the same period in 2008. The majority of the increase is related to an increase in costs associated with e-mail marketing due to the growth of Yesmail.
     Cost of goods and services of the Marketing Research Group for the quarter ended March 31, 2009 were $15.6 million, or 63% of net sales, compared to $18.4 million, or 63% of net sales for the same period in 2008.  The majority of the decrease is related to the decrease in net sales for the first quarter of 2009 as compared to the same period in 2008.
     Cost of goods and services of Corporate Activities for the quarter ended March 31, 2009 were $1.0 million, compared to $1.1 million for the same period in 2008. Total cost of goods and services for Corporate Activities includes costs related to services to support the Company’s network administration, help desk functions and system personnel and support fees for accounting and finance.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the quarter ended March 31, 2009 were $70.1 million, or 55% of net sales, compared to $82.3 million, or 55% of net sales for the same period in 2008. During the quarter ended March 31, 2009, the Company recorded $2.6 million in Company-wide restructuring costs. This included severance for headcount reductions of $1.9 million and facility closure costs of $0.7 million.
     Selling, general and administrative expenses of the Data Group for the quarter ended March 31, 2009 were $30.0 million, or 45% of net sales, compared to $39.3 million, or 47% of net sales for the same period in 2008. The majority of the decrease in selling, general and administrative costs is related to the decline in advertising costs of $8.0 million, primarily associated with television advertisements that aired during the Super Bowl in 2008, which the Company did not run in 2009.
     Selling, general and administrative expenses of the Services Group for the quarter ended March 31, 2009 were $19.0 million, or 53% of net sales, compared to $21.5 million, or 53% of net sales for the same period in 2008. The majority of the decrease is related to the reduction in advertising and compensation due to headcount reductions and the decrease in compensation incentive accruals for existing employees as a result of the decline in sales.

     Selling, general and administrative expenses of the Marketing Research Group for the quarter ended March 31, 2009 were $7.8 million, or 32% of net sales, compared to $8.7 million, or 30% of net sales for the same period in 2008.  The majority of the decrease is related to the foreign exchange rate impact from British and Australian operations, as well as general cutbacks in discretionary spending aligned with the decline in revenue.
     Selling, general and administrative expenses of Corporate Activities for the quarter ended March 31, 2009 were $13.3 million, compared to $12.7 million for the same period in 2008. Corporate Activities includes selling, general and administrative costs that cannot be directly attributed to the revenue producing segments. During the quarter ended March 31, 2009, the Company incurred $3.8 million in legal and professional fees related to the investigation by the SEC as described in further detail in Note 13 in the Notes to Consolidated Financial Statements. During the same period in 2008, the Company incurred $3.7 million in legal and professional fees related to the Special Litigation Committee’s investigation and the Derivative Litigation.
     The Company will continue to monitor its cost and make the necessary reductions as we work through the current economic pressures, and as a result, the remaining periods of 2009 will reflect certain restructuring costs to achieve these cost savings. In the on-going effort to achieve these cost savings, the Company removed $2.2 million in cost in the first quarter which has an annualized rate of $10.1 million. The Company projects cost savings of approximately $2.2 million in the 2nd quarter which will be in addition to the first quarter savings and will have a combined annualized impact of $19 to $20 million.
Depreciation expense
     Depreciation expense for the quarter ended March 31, 2009 totaled $4.8 million, or 4% of net sales, compared to $5.2 million, or 3% of net sales for the same period in 2008.
     Depreciation expense of the Data Group for the quarter ended March 31, 2009 was $2.4 million, or 4% of net sales, compared to $2.6 million, or 3% of net sales for the same period in 2008.
     Depreciation expense of the Services Group for the quarter ended March 31, 2009 was $1.1 million, or 3% of net sales compared to $1.0 million, or 3% of net sales for the same period in 2008.
     Depreciation expense of the Marketing Research Group for the quarter ended March 31, 2009 was $0.5 million, or 2% of net sales for both the first quarter of 2009 and 2008.
     Depreciation expense of Corporate Activities for the quarter ended March 31, 2009 was $0.8 million, compared to $1.1 million for the first quarter of 2008. The decrease in depreciation expense is primarily attributed to certain equipment that supports the administration department becoming fully depreciated.
Amortization expense
     Amortization expense for the quarter ended March 31, 2009 totaled $2.9 million, or 2% of net sales, compared to $3.2 million, or 2% of net sales for the same period in 2008.
     Amortization expense of the Data Group for the quarter ended March 31, 2009 was $1.2 million, or 2% of net sales, compared to $1.4 million, or 2% of net sales for the same period in 2008. The decrease in amortization expense for the Data Group is due to the decrease in value of intangibles related to the impairment of certain identifiable intangible assets of expresscopy.com.
     Amortization expense of the Services Group for the quarter ended March 31, 2009 was $0.9 million, or 3% of net sales, compared to $1.0 million, or 3% of net sales for the same period in 2008. The decrease in amortization expense for the Services Group for the quarter ended March 31, 2009 is due to certain identifiable intangible assets from the Walter Karl acquisition becoming fully amortized.
     Amortization expense of the Marketing Research Group was $0.8 million, or 3% of net sales for both the quarter ended March 31, 2009 and 2008.

Operating income
     As a result of the factors previously described, the Company had operating income of $2.7 million, or 2% of net sales, during the quarter ended March 31, 2009, compared to operating income of $11.4 million, or 7% of net sales for the same period in 2008.
     Operating income for the Data Group for the quarter ended March 31, 2009 was $12.9 million, or 19% of net sales, compared to $18.1 million, or 22% of net sales for the same period in 2008.
     Operating income for the Services Group for the quarter ended March 31, 2009 was $5.0 million, or 14% of net sales, compared to $7.3 million, or 18% of net sales for the same period in 2008.
     Operating loss for the Marketing Research Group for the quarter ended March 31, 2009 was $0.2 million, or (1%) of net sales, compared to an operating income of $1.0 million, or 3% of net sales for the same period in 2008.
     Operating loss for Corporate Activities for the quarter ended March 31, 2009 was $15.1 million, compared to $14.9 million for the same period in 2008.
Other expense, net
     Other expense, net was $3.9 million, or 3% of net sales, and $3.8 million, or 2% of net sales, for the quarters ended March 31, 2009 and 2008, respectively. Other expense, net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating expense of the Company. The majority of the other expense, net was for interest expense, which was $3.2 million and $5.4 million for the quarters ended March 31, 2009 and 2008, respectively. The decrease in interest expense is due to the decrease in interest rates for our term loan and revolving line of credit under the Amended 2006 Credit Facility, as well as a decrease in our long term debt. Investment expense was $2 thousand for the quarter ended March 31, 2009, compared to investment income of $1.4 million for the same period in 2008. Investment income in 2008 included a gain on sale of a marketable security. Other charges were $0.6 million for the quarter ended March 31, 2009, compared to other income of $0.2 million for the same period in 2008. Other charges in 2009 include the impairment of a marketable security of $0.6 million for an other-than-temporary decline in its value.
Income taxes
     We recorded an income tax benefit of $0.4 million for the quarter ended March 31, 2009, and income tax expense of $2.9 million for the quarter ended March 31, 2008.  The effective tax rate was 37% and 38% for the quarters ended March 31, 2009 and 2008, respectively.
Results of Discontinued Operations
     Loss from discontinued operations, net of tax, for the quarter ended March 31, 2009 was $8.6 million. This includes a loss from the sale of Macro of $9.8 million as a result of receiving proceeds from the sale of Macro of $155.0 million, less the net investment and transaction costs of $129.8 million, resulting in a pre-tax gain of $25.2 million, less income tax expense of $35.0 million. This was offset by the quarter ended March 31, 2009 income of the discontinued operations, net of tax, of $1.2 million as compared to $1.9 million for the quarter ended March 31, 2008.
Liquidity and Capital Resources
Overview
     At March 31, 2009, the term loan of the Senior Secured Credit Facility entered into on February 14, 2006 (as amended, the “2006 Credit Facility”) had a balance of $77.4 million, bearing an average interest rate of 3.22%. The revolving line of credit had a balance of $78.5 million, bearing an interest rate of 3.66%, and $96.5 million was available under the revolving line of credit. On April 6, 2009, the Company reduced debt under the revolving line of credit by $43 million with proceeds attributable to the Macro divestiture. The Company expects to borrow this amount on or about June 15, 2009, to pay the income tax liability arising from the Macro divestiture. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility.
     The 2006 Credit Facility provides for grid-based interest pricing based upon our consolidated total leverage ratio. Interest rates for use of the revolving line of credit range from base rate plus 0.25% to 1.00% for base rate loans and LIBOR plus 1.25% to 2.00% for Eurodollar rate loans. Interest rates for the term loan range from base rate plus 0.75% to 1.00% for base rate loans and LIBOR plus

1.75% to 2.00% for Eurodollar rate loans. Subject to certain limitations set forth in the 2006 Credit Facility, we may designate borrowings under the 2006 Credit Facility as base rate loans or Eurodollar loans.
     We are subject to certain financial covenants in the 2006 Credit Facility, including a minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”), with adjustments to EBITDA for certain agreed upon items including non-operating, non-recurring gains (losses), other charges (gains), asset impairments, non-cash stock compensation expense and other items specified in the 2006 Credit Facility. For the twelve month period ended March 31, 2009, our financial covenants were as follows: our consolidated fixed charge coverage ratio was 3.44, compared to a minimum required of 1.15; our consolidated total leverage ratio was 2.10, compared to a maximum allowed of 2.75; and our consolidated net worth was $242.6 million, compared to a minimum required of $216.4 million.
     On May 23, 2007, the Company entered into mortgage loan transactions with Suburban Capital. As part of the transactions, the Company transferred the titles to the Company’s headquarters in Ralston, Nebraska, and its data compilation facility in Papillion, Nebraska, to newly formed limited liability company subsidiaries, and these properties serve as collateral for the transactions.  The Company entered into long-term lease agreements with these subsidiaries for the continued and sole use of the properties. The Company also entered into guaranty agreements wherein it guarantees the payment and performance of various obligations as defined in the agreements including, under certain circumstances, the mortgage debt. In late July 2007, the loans were sold on the secondary market as part of a collateralized mortgage-backed securitization transaction.  Midland Loan Services became the loan servicer for the mortgage loans, but terms of the notes and deeds of trust were otherwise unchanged. The loans have an effective term of ten years and were priced with a fixed coupon rate of 6.082%. Payments will be interest only for the first five years; for years six through ten, payments will be comprised of principal and interest based upon a thirty-year amortization. Proceeds from this transaction were approximately $41.1 million before fees and expenses. The proceeds were used to retire the existing debt for the Papillion and Ralston facilities of approximately $12.8 million and the remaining net proceeds of $26.7 million were used to reduce amounts outstanding under the Company’s revolving credit facility.
     In light of the Special Litigation Committee’s investigation described in Note 13 in the notes to consolidated financial statements, the Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and the Form 10-Q for the quarter ended March 31, 2008 (the “First Quarter 2008 Form 10-Q”) by the SEC’s filing deadline. Failure to timely file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q and provide annual and quarterly financial statements to the lenders to the 2006 Credit Facility would have constituted a default under the 2006 Credit Facility. Therefore, on March 26, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Third Amendment (the “Third Amendment”) to the 2006 Credit Facility which, among other things: (1) extended the deadlines by which the Company must file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q and provide certain annual and quarterly financial statements to the lenders; (2) waived any other defaults arising from these filing delays; and (3) modified the covenant related to operating leases. On June 27, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Fourth Amendment (the “Fourth Amendment”) to the 2006 Credit Facility, which extended the deadlines for filing with the SEC the 2007 Form 10-K and the First Quarter 2008 Form 10-Q to August 15, 2008, and the Form 10-Q for the quarter ended June 30, 2008 (the “Second Quarter 2008 Form 10-Q”) to August 29, 2008.
     On March 27, 2009, as a result of the purchase agreement between the Company and ICF regarding the sale of Macro as described in Note 3 in the notes to consolidated financial statements, the Company and the lenders to the 2006 Credit Facility entered into a Fifth Amendment (the “Fifth Amendment”) to the 2006 Credit Facility, which, among other things: (1) consented to the sale of Macro to ICF; and (2) governs the application of proceeds from the sale of Macro. The Fifth Amendment did not change the terms of the Credit Agreement. The Fifth Amendment became effective contemporaneously with the closing of the Macro transaction on March 31, 2009.
     As a result of the amendments, the Company was in compliance with all restrictive covenants of the Amended 2006 Credit Facility as of March 31, 2009. The Company filed the 2007 Form 10-K and the First Quarter 2008 Form 10-Q with the SEC on August 8, 2008, the Second Quarter 2008 Form 10-Q on August 21, 2008 and timely filed its Form 10-Q for the quarter ended September 30, 2008 and its Form 10-K for the year ended December 31, 2008 on November 10, 2008 and March 16, 2009, respectively.
     The 2006 Credit Facility provides that we may pay cash dividends on our common stock or repurchase shares of our common stock provided that (1) before and after giving effect to such dividend or repurchase, no event of default exists or would exist under the credit agreement, (2) before and after giving effect to such dividend or repurchase, our consolidated total leverage ratio is not more than 2.75 to 1.00, and (3) the aggregate amount of all cash dividends and stock repurchases during any loan year does not exceed $20 million, except that there is no cap limit on the amount of cash dividends or stock repurchases so long as, after giving effect to the dividend or repurchase, our consolidated total leverage ratio is not more than 2.00 to 1.00.

     As of March 31, 2009, the Company has incurred $30.4 million in professional fees and legal expenses attributable to the Special Litigation Committee’s investigation related to the Derivative Litigation and the SEC’s investigation. This includes $3.0 million incurred in 2007, $23.6 million incurred in 2008 and $3.8 million incurred in 2009. The Company expects to incur additional expenses related to the SEC investigation going forward.
     As of March 31, 2009, we had a working capital deficit of $37.0 million, which included $57.8 million of deferred revenue. We believe that our existing sources of liquidity and cash generated from operations will satisfy our projected working capital, debt repayments and other cash requirements for at least the next 12 months. Acquisitions of other technologies, products or companies, or internal product development efforts may require us to obtain additional equity or debt financing, which may not be available or may be dilutive.
Selected Consolidated Statements of Cash Flows Information
     Net cash provided by operating activities during the three months ended March 31, 2009 totaled $16.7 million compared to $13.2 million for the same period in 2008.  The $3.5 million increase was primarily driven by larger payments for restructuring, bonuses, and commissions in the prior year.
     Net cash provided by investing activities during the three months ended March 31, 2009 totaled $125.7 million, compared to a use of $22.5 million for the same period in 2008. The increase in investing activities cash flow is mainly attributable to the sale of Macro net assets for $128.4 million reflected in the quarter ended March 31, 2009, while the quarter ended March 31, 2008 reflects cash used in the acquisition of Direct Media, Inc. of $17.7 million in January 2008.
     Net cash used in financing activities during the three months ended March 31, 2009 totaled $100.3 million, compared to net cash provided of $17.8 million for the same period in 2008. Long-term debt was reduced by $105.4 million during the three months ended March 31, 2009 primarily by using proceeds received in the Macro divestiture to pay down debt.  For the same period in 2008, net proceeds from long-term debt were $37.5 million, which were used for dividends paid on March 5, 2008 of $19.8 million and the Direct Media, Inc. acquisition.
Selected Consolidated Balance Sheet Information
     The December 31, 2008 balance sheet has been adjusted to classify the assets and liabilities divested of Macro as assets and liabilities of discontinued operations.
     Cash and cash equivalents increased to $46.3 million at March 31, 2009 from $4.7 million at December 31, 2008. The increase was due to receiving proceeds from the sale of Macro, which included $48 million for estimated taxes payable on the sale, which is expected to be paid in June 2009.
     Marketable securities decreased to $0.4 million at March 31, 2009 from $1.0 million at December 31, 2008. The decrease was the result of an impairment of $0.6 million due to the decline in value of a marketable security that was determined to be other-than temporary.
     Trade accounts receivable decreased to $43.7 million at March 31, 2009 from $56.0 million at December 31, 2008. The decrease was the result of collection of invoices that were invoiced in the fourth quarter of 2008 for several of our contractual customers.
     List brokerage trade accounts receivable decreased to $76.7 million at March 31, 2009 from $86.8 million at December 31, 2008. The decrease is the result of a decline in revenue for the list brokerage business due to the seasonality of the industry, as well as the weakened economy.
     The escrow, current balance of $3.0 million at March 31, 2009 represents the estimate of proceeds to be released from an escrow account associated with the Macro divestiture for a working capital adjustment.
     Goodwill decreased to $353.9 million at March 31, 2009 from $377.7 million at December 31, 2008 resulting from the sale of Macro.

     The escrow, noncurrent balance of $10.0 million at March 31, 2009 represents an estimate of proceeds to be released from an escrow account associated with the Macro divestiture for indemnity claims.
     Accounts payable decreased to $16.1 million at March 31, 2009 from $29.6 million at December 31, 2008. The decrease was primarily due to the increase in cash from proceeds received from the sale of Macro resulting in the reduction of the cash overdraft position which is reflected in accounts payable.
     List brokerage trade accounts payable decreased to $69.9 million at March 31, 2009 from $79.8 million at December 31, 2008, which is related to the decrease in the list brokerage trade accounts receivable.
     Income taxes payable increased to $48.3 million at March 31, 2009 as compared to income taxes receivable of $3.3 million at December 31, 2008. The increase was due to the change in income taxes payable of $50.1 million related to the Macro sale, which included $35.0 million of income tax expense and the write-off of $16.1 million of deferred tax liabilities and $1.0 million of deferred tax assets.
     Our long-term debt decreased to $196.3 million at March 31, 2009 from $297.7 million at December 31, 2008. The decrease in long-term debt, net of current portion is primarily due to the use of the net proceeds received in the Macro divestiture to pay down debt.
     Note receivable — shareholder decreased to $6.8 million at March 31, 2009 from $9.0 million at December 31, 2008 due to the receipt of the first payment of $2.2 million from the former Chief Executive Officer pursuant to the Stipulation of Settlement.
Off-Balance Sheet Arrangements
     Other than rents associated with facility leasing arrangements, the Company does not engage in off-balance sheet financing activities. The Company’s operating lease commitments are included in the contractual obligations table set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Accounting Standards
     As of January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The Company previously adopted the provisions of this pronouncement for its financial assets and liabilities as of January 1, 2008. Effective January 1, 2009, the Company adopted SFAS 157 for all nonfinancial assets and liabilities measured at fair value on a non-recurring basis in accordance with FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities until January 1, 2009 for the Company. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     As of January 1, 2009, the Company adopted SFAS No. 141R, Business Combinations (“SFAS 141R”), a revision to SFAS No. 141, Business Combinations. SFAS 141R provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company). The adoption of SFAS 141R had no impact on the Company’s financial position or results of operations.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP emphasizes that the objective of a fair value measurement remains the same; that is, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also requires additional interim period disclosures and more disaggregated disclosure of the major security types that are being measured under SFAS 157. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not believe the adoption of FSP FAS 157-4 will have a material impact on our consolidated financial statements.
Inflation
     We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening of the economic condition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have identified interest rate risk as our primary market risk exposure. Because nearly all our debts are at variable rates, any significant changes to interest rates may adversely impact our earnings and cash flow. If necessary, we could refinance our debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, each 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of approximately $1.6 million. At March 31, 2009, we had long-term debt with a carrying value of $199.2 million, and an estimated fair value of $206.6 million.
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
     In connection with the preparation of this Form 10-Q, management performed an evaluation of the Company’s disclosure controls and procedures. The evaluation was performed, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of March 31, 2009. In addition, as described under Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, management identified a material weakness in the Company’s internal control over financial reporting, which is an integral component of its disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2009.
     The Company is in the process of remediating the existing material weakness, as described in more detail below.
(b) Changes in internal control over financial reporting
     The Company has implemented the following remedial actions to address the material weakness as described under Item 9A, “Control and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008:
•	On December 5, 2008, the Company appointed a new Executive Vice President and Chief Financial Officer.

•	On December 12, 2008, the Company hired a new Director of GAAP Analysis to assist with accounting for non-routine transactions. This individual reports directly to the Corporate Controller.
     The following reporting changes are in process of transitioning to adequately allocate responsibilities among the accounting and finance functions:
•	The SEC external reporting position will report directly to the Executive Vice President and Chief Financial Officer.

•	The Director of Financial Reporting will report directly to the Corporate Controller.
•	The Group Controllers positions will all report directly to the Corporate Controller.

     Other than as described above, no other changes were made during the first quarter of 2009 in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue our on-going review of the accounting and finance functions throughout 2009. We believe that these steps, in addition to strengthening and increasing our GAAP expertise, will address the material weakness in internal control over financial reporting as of December 31, 2008.
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
     A number of remedial measures were adopted and implemented in conjunction with the Stipulation of Settlement. Also, pursuant to the terms of the Stipulation of Settlement, Vinod Gupta resigned as Chief Executive Officer of the Company on August 20, 2008. Mr. Gupta and the Company entered into a Separation Agreement and General Release dated August 20, 2008 (the “Separation Agreement”), under which Mr. Gupta granted a release of certain claims against the Company related to the Derivative Litigation and the SLC’s investigation and received the right to severance payments totaling $10.0 million (contingent on Mr. Gupta adhering to certain requirements in the Separation Agreement and Stipulation of Settlement). The Company also granted a release of certain claims against Mr. Gupta related to the Derivative Litigation and the SLC’s investigation. The first severance payment in the amount of $5.0 million, which was due within sixty days of execution of the Separation Agreement, was paid by the Company to Mr. Gupta on October 17, 2008.

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
     The Internal Revenue Service began an audit in the first quarter of 2009 of the Company’s US tax return for the years 2005 through 2007. The Company believes its tax positions comply with applicable tax law and intends to defend its positions. However, differing positions on certain issues could be reached by tax authorities, which could adversely affect the Company’s financial condition and results of operations.
     The Company is subject to legal claims and assertions in the ordinary course of business. During the first quarter of 2009, the Company estimates the possible range of loss to between $0 and approximately $2,000,000. Although the outcomes of any other lawsuits and claims are uncertain, the Company does not believe that, individually or in the aggregate, any such lawsuits or claims will have a material effect on its business, financial conditions, results of operations or liquidity.
ITEM 5. OTHER INFORMATION
     The Company reported in its 2008 proxy statement that Mr. Vinod Gupta, a director of the Company had pledged a total of 10,300,000 shares of Company common stock to secure loans from unaffiliated lenders.  As of March 16, 2009, Mr. Gupta has pledged a total of 14,300,000 shares of Company common stock to secure loans from unaffiliated lenders.
ITEM 6. EXHIBITS

Exhibit No.		Description

2.1	—	Agreement and Plan of Merger, dated as June 28, 2007, by and among infoUSA Inc., Knickerbocker Acquisition Corp. and Guideline, Inc., incorporated herein by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed July 5, 2007.

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.2	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on May 5, 2009, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed May 6, 2009.

3.3	—	Certificate of Ownership and Merger effecting the name change to infoGROUP Inc., incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed June 4, 2008

3.4	—	Bylaws, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, filed August 8, 2008.

4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed May 6, 2009.

4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

infoGROUP Inc.
Date: May 11, 2009	/s/ Thomas Oberdorf
Thomas Oberdorf
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.		Description

2.1	—	Agreement and Plan of Merger, dated as June 28, 2007, by and among infoUSA Inc., Knickerbocker Acquisition Corp. and Guideline, Inc., incorporated herein by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed July 5, 2007.

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.2	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on May 5, 2009, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed May 6, 2009.

3.3	—	Certificate of Ownership and Merger effecting the name change to infoGROUP Inc., incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed June 4, 2008

3.4	—	Bylaws, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, filed August 8, 2008.

4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed May 6, 2009.

4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith