Form 10-Q
period 2009-06-30
infoGROUP Inc.
filed 2009-08-10
CIK 879437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File Number: 001-34298
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2009 there were 57,435,744 shares of the registrant’s Common Stock, $0.0025 par value per share, outstanding.

infoGROUP Inc.

infoGROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$7,603	$4,691
Marketable securities	611	992
Trade accounts receivable, net of allowances of $1,751 and $2,177, respectively	42,304	56,030
List brokerage trade accounts receivable, net of allowances of $483 and $494, respectively	66,540	86,841
Unbilled services	10,669	11,120
Deferred income taxes	5,196	6,889
Income taxes receivable	—	3,782
Prepaid expenses	11,207	9,382
Escrow, current	3,002	—
Other receivables	2,610	—
Deferred marketing costs	1,004	1,004
Assets held for sale	2,815	3,960
Current assets of discontinued operations	—	36,845

Total current assets	153,561	221,536

Property and equipment, net	54,270	59,235
Goodwill	353,088	377,708
Intangible assets, net	64,274	69,950
Other assets	2,445	2,505
Escrow, noncurrent	10,005	—
Noncurrent assets of discontinued operations	—	84,844

	$637,643	$815,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,837	$2,899
Accounts payable	19,084	29,569
List brokerage trade accounts payable	59,420	79,827
Accrued payroll expenses	28,751	32,128
Accrued expenses	16,600	16,068
Income taxes payable	4,502	—
Deferred revenue	56,904	60,479
Current liabilities of discontinued operations	—	16,659

Total current liabilities	188,098	237,629

Long-term debt, net of current portion	190,618	297,745
Deferred income taxes	7,561	10,552
Other liabilities	7,218	5,417
Noncurrent liabilities of discontinued operations	—	16,406
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 57,386,849 shares issued and outstanding at June 30, 2009 and 57,019,030 shares issued and outstanding at December 31, 2008	143	142
Paid-in capital	149,281	147,029
Retained earnings	104,948	114,082
Note receivable – shareholder	(6,800)	(9,000)
Accumulated other comprehensive loss	(3,424)	(4,224)

Total stockholders’ equity	244,148	248,029

	$637,643	$815,778

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

infoGROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2009	2008	2009	2008
	(UNAUDITED)		(UNAUDITED)
Net sales	$121,570	$148,489	$249,107	$301,781
Costs and expenses:
Cost of goods and services	45,908	52,099	92,897	103,289
Selling, general and administrative	66,973	79,706	137,109	161,966
Depreciation and amortization of operating assets	5,000	5,308	9,759	10,516
Amortization of intangible assets	2,839	3,306	5,773	6,511

Total operating costs and expenses	120,720	140,419	245,538	282,282

Operating income (loss)	850	8,070	3,569	19,499
Investment income (expense)	1	(4)	(1)	1,355
Other income (expense)	(699)	(44)	(1,324)	161
Interest expense	(2,160)	(3,709)	(5,406)	(9,096)

Other expense, net	(2,858)	(3,757)	(6,731)	(7,580)

Income (loss) before income taxes	(2,008)	4,313	(3,162)	11,919
Income tax expense (benefit)	(743)	1,585	(1,170)	4,475

Net income (loss) from continuing operations	(1,265)	2,728	(1,992)	7,444
Income (loss) from discontinued operations, net of tax	1,470	1,609	(7,142)	3,494

Net income (loss)	$205	$4,337	$(9,134)	$10,938

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.05	$(0.03)	$0.13
Income (loss) from discontinued operations	$0.02	$0.03	$(0.13)	$0.06

Net income (loss)	$—	$0.08	$(0.16)	$0.19

Basic weighted average shares outstanding	57,570	56,798	57,220	56,632

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.05	$(0.03)	$0.13
Income (loss) from discontinued operations	$0.02	$0.03	$(0.13)	$0.06

Net income (loss)	$—	$0.08	$(0.16)	$0.19

Diluted weighted average shares outstanding	57,570	56,799	57,220	56,636

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

infoGROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	SIX MONTHS ENDED
	June 30,
	2009	2008
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,134)	$10,938
Net income (loss) from discontinued operations	(7,142)	3,494

Net income (loss) from continuing operations	(1,992)	7,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	9,759	10,516
Amortization of intangible assets	5,773	6,511
Amortization of deferred financing fees	702	413
Deferred income taxes	(1,287)	(5,164)
Non-cash stock compensation expense	823	265
Non-cash 401(k) contribution in common stock	1,429	1,509
(Gain) loss on sale of assets and marketable securities	399	(1,471)
Non-cash other expense (income)	(18)	80
Asset impairment charges	5,217	—
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable and unbilled services	15,705	13,189
List brokerage trade accounts receivable	20,300	25,380
Prepaid expenses and other assets	(17,247)	(1,430)
Deferred marketing costs	—	20
Accounts payable	(10,620)	7,764
List brokerage trade accounts payable	(20,409)	(26,215)
Income taxes receivable and payable, net	8,192	(2,102)
Accrued expenses and other liabilities	(1,600)	(14,110)
Deferred revenue	(4,855)	(4,455)

Net cash provided by operating activities – continuing operations	10,271	18,144
Net cash provided by (used in) operating activities – discontinued operations	(23,061)	1,909

Net cash provided by (used in) operating activities	(12,790)	20,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	9	1,821
Purchases of marketable securities	—	(3,255)
Proceeds from sale of property and equipment	790	62
Purchases of property and equipment	(3,195)	(10,089)
Acquisitions of businesses, net of cash acquired	—	(18,229)
Software development costs	(4,917)	(3,132)

Net cash used in investing activities – continuing operations	(7,313)	(32,822)
Net cash provided by (used in) investing activities – discontinued operations	128,428	(1,326)

Net cash provided by (used in) investing activities	121,115	(34,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(160,189)	(37,641)
Proceeds from long-term debt	53,000	71,300
Deferred financing costs paid	(1,085)	(1,283)
Dividends paid	—	(19,793)
Proceeds from shareholder for settlement	2,200	—
Tax benefit related to employee stock options	—	10
Proceeds from exercise of stock options	—	170

Net cash provided by (used in) financing activities – continuing operations	(106,074)	12,763
Net cash used in financing activities – discontinued operations	—	—

Net cash provided by (used in) financing activities	(106,074)	12,763

Effect of exchange rate fluctuations on cash and cash equivalents	661	138

Net increase (decrease) in cash and cash equivalents	2,912	(1,194)
Cash and cash equivalents, beginning	4,691	9,924

Cash and cash equivalents, ending	$7,603	$8,730

Supplemental cash flow information:
Interest paid	$5,146	$8,663

Income taxes paid	$42,592	$14,543

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

infoGROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     For purposes of this report, unless the context otherwise requires, all references herein to the “Company,” “Corporation,” “we,” “us,” and “our” mean infoGROUP Inc. and its subsidiaries.
1. GENERAL
     Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements of infoGROUP Inc. have been prepared on the same basis as the audited Condensed Consolidated Financial Statements and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial information included therein. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.
     This financial data should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2008 included in the Company’s 2008 Annual Reports on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2009. Results for the interim periods presented are not necessarily indicative of results to be expected for the entire year.
     The Company determined that certain revenues within a division of the Data Group segment were overstated as a result of recognizing revenue for printed directories prior to it being realizable. We corrected the error to properly present our Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2009 in accordance with GAAP. We reduced beginning retained earnings by an immaterial adjustment of $0.8 million after-tax to reflect the correction of the cumulative overstatement of revenue for periods through December 31, 2005. We corrected the remaining overstatement of $0.65 million pre-tax, ($0.4 million after-tax) for the periods subsequent to December 31, 2005 within the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2009.
     As a result of recording the correcting adjustment for the cumulative overstatement of revenue for periods through December 31, 2005, our Consolidated Balance Sheet presented as of December 31, 2008 was adjusted. We increased deferred revenues by $1.34 million, to $60.5 million. We increased income taxes receivable by $0.5 million, to $3.8 million. Retained earnings were reduced by $0.84 million, to $114.1 million.
     As a result of recording the correcting adjustment for the cumulative overstatement of revenue for periods subsequent to December 31, 2005 our Condensed Consolidated Statement of Operations presented for the three and six months ended June 30, 2009 was adjusted. Revenues for the three months ended June 30, 2009, were reduced by $0.9 million. Revenues for the six months ended June 30, 2009, were reduced by $0.6 million. Net income for the three months ended June 30, 2009, was reduced by $0.5 million. Net loss for the six months ended June 30, 2009, was increased by $0.4 million. The correction reduced our earnings per share by $0.01 to $0.00 for the three months ended June 30, 2009. Our loss per share of $0.15 for the six months ended June 30, 2009 was greater by $0.01 to a loss of $0.16 per share due to the correction.
     The Company has concluded that the impact of this revenue recognition item is not material to any one period within its previously issued financial statements. We determined that reflecting the cumulative correction within the financial statements as an immaterial revision to beginning retained earnings and as an adjustment to the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 is also not material. We will reflect the revision to beginning retained earnings to our previously issued financial statements for the prior periods in our prospective filings.
     Recent Accounting Pronouncements
     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, (“SFAS 165”) as of June 30, 2009. See Note 16 of the Notes to the Condensed Consolidated Financial Statements for new disclosures required.
     The Company adopted the Financial Accounting Standards Board, (the “FASB”) FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly, as of June 30, 2009. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for new disclosures required during interim periods on the inputs and valuation techniques used to measure fair value.

     The Company adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, as of June 30, 2009. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for new disclosures required during interim periods on the financial disclosures previously required annually per SFAS No. 107, Disclosures about Fair Value of Financial Instruments.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). This statement establishes the FASB Codification as the source of authoritative generally accepted accounting principles. In addition, the rules and interpretive releases of the Securities and Exchange Commission continue to be sources of authoritative guidance for us per SFAS 168. We are required to adopt SFAS 168 as of September 30, 2009. We do not believe the adoption of SFAS 168 will have a material impact on our Condensed Consolidated Financial Statements other than revising the disclosures within our financial statements to cite the Codification rather than legacy accounting pronouncements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). This statement affects the consolidation guidance established within FASB Interpretation No. 46(R). SFAS 167 also applies to qualifying special purpose entities. This statement is effective for fiscal years beginning after November 15, 2009. We are required to adopt SFAS 167 as of January 1, 2010. We are currently assessing the impact that the adoption of SFAS 167 will have on our Condensed Consolidated Financial Statements.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of Statement No. 140 (“SFAS 166”). This statement is effective for financial asset transfers that occur in fiscal years beginning after November 15, 2009. SFAS 166 amends the derecognition guidance in SFAS No. 140. We are required to adopt SFAS 166 as of January 1, 2010. We do not believe the adoption of SFAS 166 will have a material impact on our Condensed Consolidated Financial Statements.
2. EARNINGS (LOSS) PER SHARE INFORMATION
     The following table shows the amounts used in computing earnings (loss) per share and the effect on the weighted average number of shares of dilutive common stock.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2009	2008	2009	2008
Weighted average number of shares used in basic earnings (loss) per share	57,570	56,798	57,220	56,632
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	—	1	—	4

Weighted average number of shares outstanding used in diluted earnings (loss) per share	57,570	56,799	57,220	56,636

     Shares not included in the computation of diluted earnings (loss) per share, as they would be anti-dilutive, were 572,434 for the three months ended June 30, 2009 and 578,771 for the six months ended June 30, 2009.
3. DISCONTINUED OPERATIONS
Macro Divestiture
     During the first quarter of 2009, the Company completed its divestiture of Macro International, Inc. (“Macro”) to ICF International Inc. (“ICF”) for proceeds of approximately $155.0 million, resulting in a pre-tax gain of $25.2 million ($9.8 million loss after tax). Macro was part of the Marketing Research Group segment. Accordingly, the Company reflects the results of this business as discontinued operations for all periods presented. The assets and liabilities divested are now classified as assets and liabilities of discontinued operations within the Company’s Condensed Consolidated Balance Sheet as of December 31, 2008.
     The Company finalized the working capital adjustment per the Macro sale agreement as of July 24, 2009 and recorded a current other receivable of $2.6 million within the Company’s Condensed Consolidated Balance Sheet as of June 30, 2009 with a corresponding gain of $2.6 million, $1.6 million after tax, within discontinued operations of the Condensed Consolidated Statement of Operations for the three months ended June 30, 2009. The Company received the $2.6 million from ICF on July 31, 2009 and the current escrow amount of $3.0 million was released to the Company on August 3, 2009. The proceeds received from the Macro transaction were used to pay down our debt.
     An indemnity escrow for $10.0 million of the proceeds was also created to cover certain stipulated scenarios that could potentially cause financial damages to the purchaser for which the Company would be liable. The escrow period is 2 years from the date of sale. The Company is not aware of any items that could cause it to not receive the $10.0 million out of escrow at the end of the 2 year period.
     Self insurance reserves related to health and accident claims from Macro employees that relate to services prior to the sale date are the responsibility of the Company and will be reimbursed to the buyer. This reserve was excluded from the working capital in the sale agreement and is $0.8 million as of June 30, 2009 and is included as part of accrued payroll expenses within the Condensed Consolidated Balance Sheet.
     The summary comparative financial results of discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net sales	$—	$38,735	$35,440	$76,553

Operating income from discontinued operations before income taxes	(149)	2,495	1,860	5,535
Gain from disposal of business	2,598	—	27,838	—

Income before income taxes	2,449	2,495	29,698	5,535
Income tax expense	(979)	(886)	(36,840)	(2,041)

Income (loss) from discontinued operations, net of tax	$1,470	$1,609	$(7,142)	$3,494

     The effective income tax rate for discontinued operations is significantly higher than the statutory tax rate due to $61.8 million of nondeductible goodwill related to the Macro sale. The effective tax rate for Macro’s tax gain was 40.3%. Income taxes of $42.6 million related to the sale of Macro were paid in June 2009 through monies borrowed on the revolver debt during the quarter ended June 30, 2009. An additional $8.5 million of income taxes payable is recorded in the Condensed Consolidated Balance Sheet as of June 30, 2009. Deferred tax assets of $1.0 million and deferred tax liabilities of $16.1 million were reclassified to current income taxes payable as part of the sale. The deferred tax liabilities primarily consisted of temporary differences related to intangible assets.

Assets and Liabilities of Discontinued Operations
     The assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheet as of December 31, 2008 are as follows:

December 31,
2008
(In thousands)
Cash and cash equivalents	$127
Trade accounts receivable and unbilled services	34,891
Prepaid expenses	647
Deferred income taxes	1,005
Other assets	175

Currents assets of discontinued operations	$36,845

Property and equipment, net	5,873
Goodwill and other intangibles	78,971

Noncurrent assets of discontinued operations	$84,844

Accounts payable	3,857
Accrued payroll expenses	7,920
Accrued expenses	1,672
Deferred revenue	3,210

Current liabilities of discontinued operations	$16,659

Deferred income taxes	15,217
Other liabilities	1,189

Noncurrent liabilities of discontinued operations	$16,406

4. ASSETS HELD FOR SALE
     Assets held for sale as of June 30, 2009 were $2.8 million, compared to $4.0 million as of December 31, 2008. These are assets the Company is in the process of selling, and anticipates will be sold within the next twelve months. The assets include fractional interests in aircraft of $1.2 million, land of $1.1 million and a deeded time share of $0.5 million as of June 30, 2009. During the six months ended June 30, 2009, the Company sold its fractional interest in an aircraft for proceeds of $0.8 million, resulting in a pre-tax loss of $6 thousand. Additionally, during the three and six months ended June 30, 2009, the Company recorded an impairment of $0.3 million and $0.4 million, respectively, to reflect the fair market value of its fractional interest in one of its aircraft.
5. SEGMENT INFORMATION
     The Company reports results in three segments: the Data Group, the Services Group and the Marketing Research Group. The Company reports administrative functions in Corporate Activities.
     The Data Group provides our proprietary databases and database marketing solutions, and principally engages in the selling of sales lead generation products to small- to medium-sized companies, small office and home office businesses and individual consumers. Customers purchase our information as custom lists or on a subscription basis primarily through the Internet. The Data Group includes the compilation and verification costs of our proprietary databases, and corporate technology.
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
      See Note 1 of the Notes to the Condensed Consolidated Financial Statements for discussion on a correction of a revenue recognition error.

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
     The following table summarizes segment information adjusted to exclude results of Macro for the prior year. The table also excludes total assets since the Company does not prepare separate Balance Sheets by segment and, as a result, assets are not separately identifiable by segment:

	For the Three Months Ended June 30, 2009
			Marketing		Condensed
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)
Net sales	$62,100	$34,769	$24,701	$—	$121,570
Operating income (loss)	7,030	5,278	101	(11,559)	850
Investment income	—	—	—	1	1
Interest expense	—	—	—	(2,160)	(2,160)
Other expense	—	—	—	(699)	(699)

Income (loss) before income taxes	$7,030	$5,278	$101	$(14,417)	$(2,008)

	For the Three Months Ended June 30, 2008
			Marketing		Condensed
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)
Net sales	$79,600	$39,441	$29,448	$—	$148,489
Operating income (loss)	19,180	6,361	(268)	(17,203)	8,070
Investment expense	—	—	—	(4)	(4)
Interest expense	—	—	—	(3,709)	(3,709)
Other expense	—	—	—	(44)	(44)

Income (loss) before income taxes	$19,180	$6,361	$(268)	$(20,960)	$4,313

	For the Six Months Ended June 30, 2009
			Marketing		Condensed
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)
Net sales	$129,376	$70,521	$49,210	$—	$249,107
Operating income (loss)	19,947	10,320	(63)	(26,635)	3,569
Investment expense	—	—	—	(1)	(1)
Interest expense	—	—	—	(5,406)	(5,406)
Other expense	—	—	—	(1,324)	(1,324)

Income (loss) before income taxes	$19,947	$10,320	$(63)	$(33,366)	$(3,162)

	For the Six Months Ended June 30, 2008
			Marketing		Condensed
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)
Net sales	$163,015	$79,877	$58,889	$—	$301,781
Operating income (loss)	36,953	13,746	714	(31,914)	19,499
Investment income	—	—	—	1,355	1,355
Interest expense	—	—	—	(9,096)	(9,096)
Other income	—	—	—	161	161

Income (loss) before income taxes	$36,953	$13,746	$714	$(39,494)	$11,919

6. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss), including the components of other comprehensive income (loss), are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net income (loss)	$205	$4,337	$(9,134)	$10,938
Other comprehensive loss:
Unrealized gain (loss) from investments:
Unrealized gains (losses)	223	(205)	234	(2,023)
Related tax benefit (expense)	(80)	74	(84)	728

Net	143	(131)	150	(1,295)

Foreign currency translation adjustments:
Unrealized gains	861	166	445	342
Related tax benefit (expense)	199	(60)	189	(123)

Net	1,060	106	634	219

Unrealized gain from pension plan:
Unrealized gains	26	14	53	27
Related tax expense	(9)	(5)	(19)	(10)

Net	17	9	34	17

Unrealized loss from derivative financial instruments:
Unrealized losses	(14)	(13)	(28)	(27)
Related tax benefit	5	5	10	10

Net	(9)	(8)	(18)	(17)

Total other comprehensive income (loss)	1,211	(24)	800	(1,076)

Comprehensive income (loss)	$1,416	$4,313	$(8,334)	$9,862

     The components of accumulated other comprehensive loss are as follows:

		Foreign	Unrealized		Accumulated
	Unrealized	Currency	Gains	Derivative	Other
	Losses from	Translation	From	Financial	Comprehensive
	Pension Plan	Adjustments	Investments	Instruments	Loss
	(In thousands)
Balance at June 30, 2009	$(1,183)	$(2,746)	$150	$355	$(3,424)

Balance at December 31, 2008	$(1,217)	$(3,380)	$—	$373	$(4,224)

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
     The Company accounted for the acquisition of Direct Media, Inc. under the purchase method of accounting and the operating results for this acquisition is included in the accompanying Condensed Consolidated Financial Statements from the date of acquisition. This business is included in the Services Group segment. The acquisition of Direct Media, Inc. was by stock purchase. This acquisition was completed to grow the Company’s market share within the list brokerage and list management industry. The Company believes that increasing its market share will enable it to compete over the long term in this industry.
8. SHARE–BASED PAYMENT ARRANGEMENTS
     Share-based payment programs include both the issuance of restricted stock units (RSU), and the issuance of stock options. RSUs and stock options have been granted to employees and directors under the stockholder approved 1997 Stock Option Plan and the stockholder approved amended and restated 2007 Omnibus Incentive Plan.
     Of the 172,470 total RSUs issued during the six month period ended June 30, 2009, 122,970 were issued to members of the Board of Directors and vest on a pro-rata basis, 100% vested one year from the date of issuance, and 49,500 were issued to employees and primarily vest in four equal annual installments beginning one year from the date of issuance. The Company issued no RSUs during the six month period ended June 30, 2008.
     The following table summarizes RSU activity for the six months ended June 30, 2009:

			Weighted
		Weighted	Average
	Weighted	Average	Remaining	Aggregate
	Average Number	Grant-Date	Contractual	Intrinsic Value
	of RSUs	Fair Value	Term (Years)	(In thousands)
Nonvested at December 31, 2008	857,080	$4.74
Granted	172,470	4.47
Forfeited	107,481	—
Vested	5,721	5.71

Nonvested at June 30, 2009	916,348	$5.71	3.15	$5,232

     As of June 30, 2009, the total unrecognized compensation cost related to nonvested RSU grants was approximately $3.2 million, which is expected to be recognized over a remaining weighted average period of 1.75 years.
     The Company granted no stock options during the six month period ended June 30, 2009 and granted 50,000 stock options during the six month period ended June 30, 2008. These options, which were issued in June 2008, have an exercise price of $6.00 (which was 118% of the fair market price on the date of grant), will vest over a four-year period at 25% per year, and expire in June 2018, ten years from the grant date. Historically, the Company has issued stock option grants that either: 1) vest over an eight-year period, expire ten years from date of grant and are granted at 125% of the stock’s fair market value on the date of grant, or 2) that expire five years from the date of grant, vest over a four-year period at 25% per year and are granted at 100% of the stock’s fair market value on the date of grant.
     The Company applies the Black-Scholes valuation model in determining the fair value of stock option grants to employees and directors, which is then recognized as expense over the requisite service period. The fair value of stock options granted was estimated using the Black-Scholes valuation model with the following assumptions:

	Six-Months Ended June 30,
	2009	2008
Risk-free interest rate	*	3.22%
Expected dividend yield	*	6.86%
Expected volatility	*	40.69%
Expected term (in years)	*	4.0

*	Not applicable as there were no stock option grants during the six months ended June 30, 2009.
     The risk-free interest rate assumptions were based on an average of the 3-year and 5-year U.S Treasury note yields at the date of grant. The expected dividend yield was based on the dividends paid per share of $0.35 and the Company’s common stock price of $5.10 on the date of grant. The expected volatility was based on historical daily price changes of the Company’s common stock since June 2004. The expected term was based on the historical exercise behavior and the weighted average of the vesting period and the contractual term.

     The following table summarizes stock option plan activity for the six months ended June 30, 2009:

	Weighted		Weighted
	Average	Weighted	Average
	Number of	Average	Remaining	Aggregate Intrinsic
	Options	Exercise	Contractual	Value
	Shares	Price	Term (Year)	(In thousands)
Outstanding at December 31, 2008	570,000	$12.09
Granted	—	—
Exercised	—	—
Forfeited	2,750	14.58

Outstanding at June 30, 2009	567,250	$12.08	5.94	$—

Options exercisable at June 30, 2009	248,749	$12.36	5.78	$—

Vested or expected to vest at June 30, 2009	248,749	$12.36	5.78	$—

     As of June 30, 2009, the total unrecognized compensation cost related to nonvested stock option awards was approximately $0.6 million, which is expected to be recognized over a remaining weighted average period of 1.35 years.
     Compensation expense is recognized only for those options and RSUs expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. RSU expense is based on the fair value of infoGROUP common stock on the date of grant and is amortized over the vesting period. Total stock-based compensation expense was $0.4 million and $0.1 million for the quarter ended June 30, 2009 and June 30, 2008, respectively, and $0.8 million and $0.3 million for the six months ended June 30, 2009 and June 30, 2008, respectively, and is included in selling, general and administrative expenses within the Condensed Consolidated Statement of Operations. Related income tax benefits recognized in earnings were $0.1 million for the quarter ended June 30, 2009, none for the quarter ended June 30, 2008, and $0.3 million and $0.1 million for the six months ended June 30, 2009 and June 30, 2008, respectively.
     As of June 30, 2009, 3.5 million shares were available for additional stock option grants and RSU grants.
9. RESTRUCTURING CHARGES
     During the three months ended June 30, 2009, the Company recorded restructuring charges of $6.9 million, which are included within selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. This included $4.5 million for a reduction in workforce of approximately 146 employees, as a part of the Company’s continuing strategy to reduce costs and focus on core operations, and $2.4 million in facility closure costs. During the six months ended June 30, 2009, the Company recorded restructuring charges of $9.5 million. This included $6.4 million for a reduction in workforce of approximately 282 employees, as a part of the Company’s continuing strategy to reduce costs and focus on core operations, and $3.1 million in facility closure costs.
     During the three months ended June 30, 2008, the Company recorded restructuring charges of $2.1 million. These costs included $1.6 million related to the elimination of several management positions within the Marketing Research Group. The total workforce was reduced by approximately 67 employees, as a part of the Company’s continuing strategy to reduce costs and focus on core operations. During the six months ended June 30, 2008, the Company recorded restructuring charges of $2.9 million, which included $1.7 million related to the elimination of several management positions for Guideline, Inc. These costs related to workforce reductions of approximately 134 employees, as a part of the Company’s continuing strategy to reduce costs and focus on core operations.

The following table summarizes activity related to the restructuring charges recorded by the Company for the six months ended June 30, 2009, including both the restructuring accrual balances and those costs expensed and paid within the same period:

	December 31,			June 30,
	2008			2009
	Beginning	Amounts	Amounts	Ending
	Accrual	Expensed	Paid	Accrual
	(in thousands)
Data Group:
Employee separation costs	$194	$3,400	$1,569	$2,025

Facility closure costs	$143	$1,135	$977	$301

Services Group:
Employee separation costs	$1,489	$1,008	$1,146	$1,351

Facility closure costs	$—	$1,285	$15	$1,270

Marketing Research Group:
Employee separation costs	$584	$712	$656	$640

Facility closure costs	$—	$676	$188	$488

Corporate Activities:
Employee separation costs	$409	$1,296	$313	$1,392

Facility closure costs	$296	$34	$330	$—

Total:
Employee separation costs	$2,676	$6,416	$3,684	$5,408

Facility closure costs	$439	$3,130	$1,510	$2,059

10. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
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
     As of June 30, 2009, the Company held available-for-sale securities which are required to be measured at fair value on a recurring basis. These assets, presented as marketable securities on the Company’s Condensed Consolidated Balance Sheet are measured using quoted prices in active markets (Level 1 inputs). The carrying amount of cash approximates fair value because of the short maturity of these investments. There were no other-than-temporary impairment charges related to marketable securities for the quarter ended June 30, 2009 and $0.6 million for the six months ended June 30, 2009.
     The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include certain noncurrent investments, fixed assets, goodwill, and other intangible assets. The noncurrent investments are included in other assets on the Company’s Condensed Consolidated Balance Sheet and are comprised of equity investments in non-marketable securities.

     Assets measured at fair value on a non-recurring basis on which impairment or other charges to earnings were recorded for the six months ended June 30, 2009 were as follows:

	Fair Value Measurements at June 30, 2009 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total	Loss

	(in thousands)
Assets held for sale	$—	$2,815	$—	$2,815	$(389)
Property and equipment	—	—	229	229	(739)
Intangible assets	—	—	378	378	(896)

Total	$—	$2,815	$607	$3,422	$(2,024)

     The following methods and assumptions were used to estimate the fair value of each class of nonfinancial assets in the table above:
     Assets held for sale. The Company valued these assets under the market approach of fair value measurement where the Company obtains information on comparable market transactions for similar assets during the relevant time period.
     Property and equipment and intangible assets. The Company valued these assets within the Data Group under the market approach of fair value measurement which was based on a proposed purchase transaction of expresscopy.com negotiated with a market participant as of June 30, 2009. The unobservable inputs include estimations made by the Company on future revenue and royalty payments, considered as contingent consideration in relation to the proposed transaction, based on historical and projected financial information.
     See footnote 4 of the Notes to the Condensed Consolidated Financial Statements for details related to the assets held for sale impairment. The impairments within the property and equipment and intangible assets lines in the table above relate to expresscopy.com. See footnotes 11 and 12 of the Notes to the Condensed Consolidated Financial Statements for further details related to these impairments.
     The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts shown in the following table are included in the Condensed Consolidated Balance Sheets under the indicated captions.

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(in thousands)
Financial assets:
Cash and cash equivalents	$7,603	$7,603	$4,691	$4,691

Marketable securities	$611	$611	$992	$992

Other assets — non-marketable investment securities	$160	$160	$174	$174

Financial liabilities:
Long-term debt	$193,455	$198,329	$300,644	$309,248

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
     Cash and cash equivalents. The carrying amounts approximate fair value because of the short maturity of those instruments.
     Marketable securities. In accordance with SFAS 157, the fair values of equity investments are level 1 inputs as the values are based on quoted market prices at the reporting date for those or similar investments. Our marketable securities consist of two equity securities that are publicly traded securities.

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
11. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

	June 30, 2009			December 31, 2008
	(in thousands)
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Goodwill	$353,088	$—	$353,088	$377,708	$—	$377,708

Other intangible assets:
Non-compete agreements	16,819	14,646	2,173	16,911	14,265	2,646
Core technology	15,169	14,996	173	15,323	13,665	1,658
Customer base	58,793	30,718	28,075	58,638	27,874	30,764
Trade names	30,620	15,558	15,062	30,741	14,664	16,077
Purchased data processing software	73,478	73,478	—	73,478	73,478	—
Acquired database costs	87,971	87,971	—	87,971	87,971	—
Perpetual software license agreements	8,000	8,000	—	8,000	8,000	—
Software and database development costs	32,414	17,320	15,094	30,299	14,807	15,492
Deferred financing costs	15,573	11,876	3,697	14,488	11,175	3,313

Total other intangible assets	338,837	274,563	64,274	335,849	265,899	69,950

Total goodwill and other intangible assets	$691,925	$274,563	$417,362	$713,557	$265,899	$447,658

     The weighted average remaining amortization periods for the other intangible assets as of June 30, 2009 were: non-compete agreements (2.9 years), core-technology (1.1 years), customer base (4.4 years), trade names (9.0 years), software and database development costs (2.3 years) and deferred financing costs (2.4 years). The weighted average remaining amortization period as of June 30, 2009 for all other intangible assets in total was 3.8 years.
     Goodwill decreased from $377.7 million at December 31, 2008 to $353.1 million at June 30, 2009. The Company performed a valuation during the first quarter of 2009 on the Marketing Research Group, excluding Macro. As a result of this valuation, the Company allocated an additional $23.3 million of goodwill to Macro upon its sale effective March 31, 2009.
     The Company recorded impairments for intangible assets for the three and six months ended June 30, 2009 of $2.6 million and $3.5 million, respectively. The Company assessed the impairment of intangible assets as required pursuant to SFAS 144 and determined the expresscopy.com asset group was impaired as of June 30, 2009. An impairment was recognized and allocated between all long-lived assets within this business in the Data Group resulting in an impairment of intangibles of $0.5 million and $0.9 million for the three and six months ended June 30, 2009, respectively, which is included in the Data Group’s selling, general and administrative expenses. In addition, the Company recorded impairments of $2.1 million and $2.6 million for the three and six months ended June 30, 2009, respectively, for software development costs for projects no longer being pursued. Of these charges, $2.1 million and $2.4 million were recorded in the Data Group, and $0 and $0.2 million was recorded in Corporate Activities, and were included within selling, general and administrative expenses within the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2009, respectively.

12. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Property and equipment	$197,587	$197,756
Less accumulated depreciation	143,317	138,521

Property and equipment, net	$54,270	$59,235

     The Company recorded an impairment for the three months and six months ended June 30, 2009 for property and equipment for expresscopy.com of $0.3 million and $0.8 million, respectively. The impairment was recorded within selling, general and administrative expenses within the Condensed Consolidated Statement of Operations. The operations of expresscopy.com are part of the Data Group.
13. CONTINGENCIES
     In February 2006, Cardinal Value Equity Partners, L.P. (“Cardinal”) filed a derivative lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County (the “Court”), against certain current and former directors of the Company, and the Company, asserting claims for breach of fiduciary duty. In October 2006, Dolphin Limited Partnership I, L.P., Dolphin Financial Partners, L.L.C. and Robert Bartow (collectively with Cardinal, the “Plaintiffs”) filed a derivative lawsuit in the Court against certain current and former directors of the Company, and the Company as a nominal defendant, claiming breach of fiduciary duty and misuse of corporate assets. In January 2007, the Court granted the defendants’ motion to consolidate the actions (as Condensed Consolidated, the “Derivative Litigation”).
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
     A number of remedial measures were adopted and implemented in conjunction with the Stipulation of Settlement. Also, pursuant to the terms of the Stipulation of Settlement, Vinod Gupta resigned as Chief Executive Officer of the Company on August 20, 2008. Mr. Gupta and the Company entered into a Separation Agreement and General Release dated August 20, 2008 (the “Separation Agreement”), under which Mr. Gupta granted a release of certain claims against the Company related to the Derivative Litigation and the SLC’s investigation and received the right to severance payments totaling $10.0 million (contingent on Mr. Gupta adhering to certain requirements in the Separation Agreement and Stipulation of Settlement). The Company also granted a release of certain claims against Mr. Gupta related to the Derivative

Litigation and the SLC’s investigation. The first severance payment in the amount of $5.0 million, which was due within sixty days of execution of the Separation Agreement, was paid by the Company to Mr. Gupta on October 17, 2008. The remaining severance payment of $5.0 million, included within the accrued expenses line of the Condensed Consolidated Balance Sheet is due the day after the annual shareholder’s meeting, which is scheduled to be held in October 2009.
     Pursuant to the Stipulation of Settlement, Mr. Gupta has agreed to pay the Company $9.0 million incrementally over four years. This receivable was recorded within equity as a note receivable from shareholder on the Condensed Consolidated Balance Sheet. The corresponding contribution was reduced by $2.5 million for federal and state income taxes and was recorded within paid-in capital on the Condensed Consolidated Balance Sheet. Mr. Gupta’s first payment to the Company, in the amount of $2.2 million, was received on January 6, 2009. The next payment of $2.2 million is due from Mr. Gupta in January 2010.
     The Company has paid legal expenses associated with the SEC investigation for directors Vinod Gupta and Elliot Kaplan. During the second quarter of 2009, the Company paid $1,138,623 for Vinod Gupta and $4,871 for Elliot Kaplan and for the six months ended June 30, 2009, the Company has paid $3,133,715 of these expenses for Vinod Gupta and $9,727 for Elliot Kaplan. These payments were made as advances to the directors for legal expenses and were done in accordance with the Company’s Bylaws and Delaware law. The payments on behalf of Elliot Kaplan were made to his law firm, Robins, Kaplan, Miller & Ciresi L.L.P. As announced in our Form 8-K filed on July 1, 2009, Elliot Kaplan resigned as a director of the Company effective June 30, 2009 in accordance with the terms of the Stipulation of Settlement, the material terms of which are set forth in the Company’s Current Report on Form 8-K/A filed on August 22, 2008.
     The Internal Revenue Service began an audit in the first quarter of 2009 of the Company’s United States tax returns for the years 2005 through 2007. The Company believes its tax positions comply with applicable tax law and intends to defend its positions. However, differing positions on certain issues could be reached by tax authorities, which could adversely affect the Company’s financial condition and results of operations.
     The Company is subject to legal claims and assertions in the ordinary course of business. Although the outcomes of any other lawsuits and claims are uncertain, the Company does not believe that, individually or in the aggregate, any such lawsuits or claims will have a material effect on its business, financial condition and results of operations or liquidity.
14. RELATED PARTY TRANSACTIONS
     The Company paid $12 thousand for rent during the second quarter of 2008 for a condominium owned by Jess Gupta, and used by the Company. Jess Gupta is the son of Vinod Gupta, the Company’s former Chief Executive Officer. The Company’s rental of this condominium was discontinued in August 2008.
     During the second quarter of 2009 and 2008 Everest Inc. (f/k/a Vinod Gupta & Company, f/k/a Annapurna Corporation), Everest Investment Management LLC and Everest Capital Partners, Inc. rented office space in a building owned by the Company. Everest Inc., Everest Investment Management LLC and Everest Capital Partners, Inc. are owned by Mr. Gupta and his three sons. The reimbursements received by the Company from Everest Inc., Everest Investment Management LLC and Everest Capital Partners, Inc. for rental of office space totaled $2 thousand and $5 thousand during the second quarter of 2009 and 2008, respectively. The Company was reimbursed $6 thousand and $10 thousand during the six months ended June 30 of 2009 and 2008, respectively. The use of the Company office space by Everest Inc., Everest Investment Management LLC and Everest Capital Partners, Inc. was terminated in April 2009. Additionally, the Company received reimbursements for use of office space from PK Ware, Inc., an entity of which George Haddix, who was a director of the Company at that time, is a majority shareholder. Reimbursements received from Dr. Haddix were $2 thousand during the second quarter of 2008. The Company received $1 thousand for reimbursements for use of office space from John N. Staples III, who is a director of the Company, during the second quarter of 2008. The use of Company office space by each of Dr. Haddix and Mr. Staples was terminated in September 2008.
     The Company received reimbursements from Everest Inc. for shared personnel services of $8 thousand during the second quarter of 2008. These shared services were terminated in August 2008.
15. DEBT
     At June 30, 2009, the term loan of the Senior Secured Credit Facility entered into on February 14, 2006 (as amended, the “2006 Credit Facility”), due February 2012, had a balance of $77.0 million, bearing an average interest rate of 2.6%. The revolving line of credit had a balance of $73.5 million, bearing an interest rate of 2.84%, and $101.5 million was available under the revolving line of credit which is due February 2011. During June 2009, the Company borrowed against the revolver to make income tax payments of $42.6 million related to the sale of Macro. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility. At June 30, 2009, the mortgage loan for the Papillion and Ralston facilities, due June 2017, had a balance of $41.1 million. During the quarter ended June 30, 2009, debt was reduced by $5.8 million. Debt was reduced by $107.2 million during the six months ended June 30, 2009 ($92.7 million related to the proceeds received from the sale of Macro).

     In light of the Special Litigation Committee’s investigation described in Note 13 of the Notes to the Condensed Consolidated Financial Statements, the Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and the Form 10-Q for the quarter ended March 31, 2008 (the “First Quarter 2008 Form 10-Q”) by the SEC’s filing deadline. Failure to timely file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q and provide annual and quarterly financial statements to the lenders to the 2006 Credit Facility would have constituted a default under the 2006 Credit Facility. Therefore, on March 26, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Third Amendment (the “Third Amendment”) to the 2006 Credit Facility which, among other things: (1) extended the deadlines by which the Company must file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q and provide certain annual and quarterly financial statements to the lenders; (2) waived any other defaults arising from these filing delays; and (3) modified the covenant related to operating leases. On June 27, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Fourth Amendment to the 2006 Credit Facility, which extended the deadlines for filing with the SEC the 2007 Form 10-K and the First Quarter 2008 Form 10-Q to August 15, 2008, and the Form 10-Q for the quarter ended June 30, 2008 to August 29, 2008.
     On March 27, 2009, as a result of the purchase agreement between the Company and ICF regarding the sale of Macro as described in Note 3 of the Notes to the Condensed Consolidated Financial Statements, the Company and the lenders to the 2006 Credit Facility entered into a Fifth Amendment (the “Fifth Amendment”) to the 2006 Credit Facility (as amended by the Third Amendment, Fourth Amendment and the Fifth Amendment, the “Amended 2006 Credit Facility”), which, among other things: (1) consents to the sale of Macro to ICF; and (2) governs the application of proceeds from the sale of Macro. The Fifth Amendment did not change the terms of the credit agreement. The Fifth Amendment became effective contemporaneously with the closing of the Macro transaction on March 31, 2009. The Company recorded $0 million and $1.1 million in fees during the three and six months ended June 30, 2009, respectively, related to the Fifth Amendment, which were recorded in deferred financing costs within intangible assets in the Company’s Condensed Consolidated Balance Sheet.
     As a result of the amendments, the Company was in compliance with all restrictive covenants of the Amended 2006 Credit Facility as of June 30, 2009. The Company filed the 2007 Form 10-K and the First Quarter 2008 Form 10-Q with the SEC on August 8, 2008, the Second Quarter 2008 Form 10-Q on August 21, 2008 and timely filed its Form 10-Q for the quarters ended September 30, 2008 and March 31, 2009 and its Form 10-K and Form 10-K/A for the year ended December 31, 2008 on November 10, 2008 and March 16, 2009, respectively.
16. SUBSEQUENT EVENTS
     We have evaluated events that have occurred subsequent to June 30, 2009 through August 10, 2009, the date of our financial statement issuance.
     The Board of Directors of the Company named Roger Siboni, a current independent Board Member, as its chairman effective July 31, 2009, as announced in our Form 8-K filed on August 4, 2009. Bernard W. Reznicek, the Company’s former chairman, will remain on the Company’s Board of Directors as an independent director.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2009, Compared to
Three and Six Months Ended June 30, 2008
     This discussion and analysis contains forward-looking statements, including without limitation statements in the discussion of comparative results of operations, accounting standards and liquidity and capital resources, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, which are subject to the “safe harbor” created by those sections. In some cases these forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Our actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from our recent results or those projected in the forward-looking statements are described below under the heading “Risk Factors” in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We assume no obligation to update the forward-looking statements or such factors. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.
General
Overview
     We report results in three segments: the Data Group, the Services Group, and the Marketing Research Group.
     On June 1, 2008, we changed our Company name from infoUSA Inc. to infoGROUP Inc. (the “Company” or “infoGROUP” or “we”). We are a Delaware corporation incorporated in 1972.
Our key strategic initiatives for 2009 include:
•	Continuing and expanding our initiatives of outreach, transparency and communications with our shareholders and the entire investment community.
•	Accelerating our organic, profitable growth by leveraging our leadership position as a data provider across our subsidiaries, creating both internal and external strategic alliances to add value to new and existing customers, and capitalizing on our existing cross selling opportunities among subsidiaries. We anticipate concentrating our efforts on these opportunities for internal growth, instead of pursuing revenue growth primarily through acquisitions.
•	Reinvesting in the business to expand our product offerings, particularly in the integrated digital realm. We plan to provide our customers new products and services, including more internet based and interactive marketing solutions.
•	Improving our financial foundation, by reducing costs (without jeopardizing service to our customers), continuing to reduce our debt levels and leveraging our high margin products to increase profitability.
•	Continuing our focus on improved corporate governance, including operating under our recently revamped formal policies, functioning under the guidance of our restructured majority independent Board and working with our new management team.
Sales & Marketing Strategy
     We have continued to position infoGROUP as a leading brand using multiple channels, including direct mail, print, search marketing, online advertising and email. We rebalanced our marketing mix and dollars spent, emphasizing the most cost-effective channels with the highest return on investment.
     Social media is a new market we are building plans around. We have begun to cautiously utilize social media for marketing, communication, education, branding and public relations, with the goal of being an industry expert and thought leader. Including social media in go-to-market strategies will result in increased traffic to websites, better customer service and connection with other industry leaders.

Growth Strategy
     Our growth strategy continues to have multiple components. Our primary growth strategy is to improve our organic growth. Key to this is our effort to replace revenue from declining traditional direct marketing products and services with our on-line Internet subscription services. Subscription services offer enhanced annual revenue per customer, assure greater multi-year revenue retention, and, most importantly, provide greater value to our customers by providing on-going Internet access to our content and customer acquisition and retention software tools. Delivery of information via the Internet is the method preferred by our customers. We are investing in Internet technology to develop subscription-based new customer development services for businesses and sales persons.
     We also intend to continue to grow through strategic acquisitions when presented with appropriate opportunities. We have grown through more than 35 strategic acquisitions in the last eleven years. These acquisitions have enabled us to acquire the requisite critical mass to compete over the long term in the database, direct marketing, e-mail marketing and market research industries. We also intend to grow through strategic alliances with other players in our industry. We recently signed a strategic alliance agreement with Experian which will allow us to gain market share. We continue to see strategic alliances as an integral part of our growth strategy.
     We also are focusing on international growth opportunities. We are now upgrading our international business databases and expanding our own compilation efforts and entering into strategic alliances worldwide. Our comprehensive international database includes information on approximately 4.8 million large public and private non-U.S. companies in approximately 200 countries. There are over 11.3 million executives represented in our non-U.S. global database, which is constantly updated using several daily news sources to track changes such as executive changes, mergers and acquisitions, and late breaking company news. We are also putting emphasis on more comprehensive financial information and regulatory filings. Examples include SEC filings, annual reports, analyst and industry reports, and detailed corporate family structures.
     As we continue to enhance our international databases, we are pursuing high growth, emerging markets in the Asia-Pacific region, Western Europe, and Australia. Using London as our international headquarters, we have sales offices in Hong Kong, New Delhi, Sydney and Singapore.
     In 2007, we announced our plan to compile a business database in the United Kingdom. This database, created from a variety of publicly available sources and strategic alliances, currently contains information on approximately 1.5 million phone verified UK businesses with growth expected to total 2.1 million by the end of the 2009 fiscal year. We are also conducting telephone surveys to businesses in the database to augment the file with a variety of proprietary information, including: trading address, name of the owner or manager, number of employees per location, web site address (URL), email addresses, years established, and whether the business is a single location or part of a larger company. We plan to market this database to small and large customers in the form of customized list products, online access, subscription services, and license agreements to value added resellers.
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to acquisitions.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net sales	100%	100%	100%	100%
Costs and expenses:
Cost of goods and services	38	35	38	34
Selling, general and administrative	55	54	55	54
Depreciation and amortization of operating assets	4	4	4	3
Amortization of intangible assets	2	2	2	2

Total operating costs and expenses	99	95	99	93

Operating income	1	5	1	7
Other expense, net	(2)	(2)	(2)	(3)

Income (loss) before income taxes	(1)	3	(1)	4
Income tax expense (benefit)	(1)	1	—	1

Net income (loss) from continuing operations	(1)	2	(1)	3
Income (loss) from discontinued operations, net of tax	1	1	(3)	1

Net income (loss)	—%	3%	(4)%	4%

OTHER DATA:

	Three Months	Three Months
	Ended	Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in thousands)
SALES BY SEGMENT:
Data Group	$62,100	$79,600	$129,376	$163,017
Services Group	34,769	39,441	70,521	79,876
Marketing Research Group	24,701	29,448	49,210	58,888

Total	$121,570	$148,489	$249,107	$301,781

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
Data Group	51%	54%	52%	54%
Services Group	29	27	28	26
Marketing Research Group	20	19	20	20

Total	100%	100%	100%	100%

Net sales
     Net sales for the quarter ended June 30, 2009 were $121.6 million, a decrease of 18% from $148.5 million for the same period in 2008. Net sales for the six months ended June 30, 2009 were $249.1 million, a decrease of 17% from $301.8 million for the same period in 2008. Company-wide, we experienced a decline in sales as a result of the weakened economy. The softness in demand resulted in a loss of revenue per customer. In total, the revenue for the Company for the quarter ended June 30, 2009 also reflects the negative impact of foreign currency exchange rate fluctuations of $3.8 million as compared to the same period in 2008.
     The Data Group provides our proprietary databases and database marketing solutions, and principally engages in the selling of sales lead generation products to small- to medium-sized companies, small office and home office businesses and individual consumers. Customers purchase our information as custom lists or on a subscription basis primarily through the Internet. Sales of subscription-based products require us to recognize revenues over the subscription period instead of at the time of sale. This segment also includes the licensing of our databases to value-added resellers. Net sales of the Data Group for the quarter ended June 30, 2009 were $62.1 million, a 22% decrease from $79.6 million for the same period in 2008. Net sales for the six months ended June 30, 2009 were $129.4 million, a decrease of 21% from $163.0 million for the same period in 2008. The decrease in Data Group net sales that was related to the change in foreign currency for our operations in the United Kingdom and Canada during the quarter ended June 30, 2009 was approximately $1.4 million, or 2%. For the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008, the British Pound decreased 22% and the Canadian Dollar decreased 14%. The decrease experienced in 2009 is due to a decline in demand for the traditional direct marketing products resulting in lower order volumes from our existing customers and lower royalties from our licensing customers. In addition, our competitors have been aggressive in pricing which has forced lower pricing from us resulting in fewer revenue dollars for the Data Group. The Data Group has entered into a strategic alliance as of June 30, 2009 with Experian which is expected to result in revenue and royalties growth increasing our net profit over the next five years.
     The Services Group provides e-mail marketing solutions, list brokerage and list management services and online interactive marketing services to large companies in the United States, Canada and globally. Net sales of the Services Group for the quarter ended June 30, 2009 were $34.8 million, a 12% decrease from $39.4 million for the same period in 2008. Net sales of the Services Group for the six months ended June 30, 2009 were $70.5 million, a 12% decrease from $79.9 million for the same period in 2008. The majority of the decrease in Services Group net sales is related to lower volumes in mailings for list brokerage and list management customers as customers are moving more towards digital offerings, which is a focus of the Company, and customers having less marketing spend with the weakened economy. Our decreases in revenues were slightly offset by growth in our digital business as e-mail and cellular text marketing continues to become a larger part of corporate advertising. We expect revenues to pick up during the last half of the year as the business is somewhat seasonal; parallel to the retail industry.
     The Marketing Research Group provides diversified market and business research. Net sales of the Marketing Research Group for the quarter ended June 30, 2009 were $24.7 million, a 16% decrease from $29.4 million for the same period in 2008. Net sales of the Marketing Research Group for the six months ended June 30, 2009 were $49.2 million, a 16% decrease from $58.9 million for the same period in 2008. The decrease in Marketing Research Group net sales that was related to the change in foreign currency exchange rates, mainly for our operations in the United Kingdom and Australia, was $2.2 million, or 9%. For the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008, the British Pound decreased 22% and the Australian Dollar decreased 20%. Additionally, the Marketing Research Group is experiencing declines in project based orders, and delays in the fulfillment of existing projects as customers are delaying the fulfillment of orders due to the economy.
     We anticipate consolidated revenue levels for the quarter ending September 30, 2009 to approximate the results of the quarter ended June 30, 2009.
Cost of goods and services
     Cost of goods and services for the quarter ended June 30, 2009 were $45.9 million, or 38% of net sales, compared to $52.1 million, or 35% of net sales for the same period in 2008. Cost of goods and services for the six months ended June 30, 2009 were $92.9 million, or 38% of net sales, compared to $103.3 million, or 34% of net sales for the same period in 2008. Costs of goods and services decreased $6.2 million or 12% for the three months ended June 30, 2009 compared to the same period in 2008 while costs of goods and services decreased $10.4 million or 10% for the six months ended June 30, 2009 compared to the same period in 2008. Decreases in costs of goods and services is primarily driven by an overall decrease in sales offset by costs that are fixed in nature and do not correlate directly with the change in revenues.
     Cost of goods and services of the Data Group for the quarter ended June 30, 2009 were $20.3 million, or 33% of net sales, compared to $23.1 million, or 29% of net sales for the same period in 2008. Cost of goods and services of the Data Group for the six months ended June 30, 2009 were $41.0 million, or 32% of net sales, compared to $45.2 million, or 28% of net sales for the same period in 2008. The decrease in cost of goods and services is due to the decrease in net sales for the first quarter of 2009 as compared to the same period in 2008; however, costs did not decrease at the same rate because a majority of the database compilation and product development costs are fixed and do not fluctuate directly with sales.
     Cost of goods and services of the Services Group for the quarter ended June 30, 2009 were $9.4 million, or 27% of net sales, compared to $9.5 million, or 24% of net sales for the same period in 2008. Cost of goods and services of the Services Group for the six months ended June 30, 2009 were $19.1 million, or 27% of net sales, compared to $19.0 million, or 24% of net sales for the same period in 2008. Costs were consistent for the comparable periods and fluctuations are primarily due to the costs associated with e-mail and cellular text marketing due to the growth of the digital business.
     Cost of goods and services of the Marketing Research Group for the quarter ended June 30, 2009 were $15.3 million, or 62% of net sales, compared to $18.5 million, or 63% of net sales for the same period in 2008. Cost of goods and services of the Marketing Research Group for the six months ended June 30, 2009 were $30.9 million, or 63% of net sales, compared to $36.8 million, or 63% of net sales for the same period in 2008. Cost fluctuations are related to the decrease in net sales for the second quarter of 2009 as compared to the same period in 2008 offset slightly by increased costs incurred in 2009 related to specific tailored marketing programs developed to increase revenue.

     Cost of goods and services of Corporate Activities for the quarter ended June 30, 2009 were $0.9 million, compared to $1.1 million for the same period in 2008. Cost of goods and services of Corporate Activities for the six months ended June 30, 2009 were $1.9 million, compared to $2.2 million for the same period in 2008. Total cost of goods and services for Corporate Activities includes costs related to services to support the Company’s network administration, help desk functions and system personnel and support fees for accounting and finance.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the quarter ended June 30, 2009 were $67.0 million, or 55% of net sales, compared to $79.7 million, or 54% of net sales for the same period in 2008. Selling, general and administrative expenses for the six months ended June 30, 2009 were $137.1 million, or 55% of net sales, compared to $162.0 million, or 54% of net sales for the same period in 2008. During the three months ended June 30, 2009, the Company recorded restructuring charges of $6.9 million, which included $4.5 million for a reduction in workforce of approximately 146 employees and $2.4 million in facility closure costs. During the six months ended June 30, 2009, the Company recorded restructuring charges of $9.5 million. This included $6.4 million for a reduction in workforce of approximately 282 employees and $3.1 million in facility closure costs.
     Selling, general and administrative expenses of the Data Group for the quarter ended June 30, 2009 were $31.0 million, or 50% of net sales, compared to $33.5 million, or 42% of net sales for the same period in 2008. Selling, general and administrative expenses of the Data Group for the six months ended June 30, 2009 were $61.1 million, or 47% of net sales, compared to $72.8 million, or 45% of net sales for the same period in 2008. The majority of the decrease in selling, general and administrative costs is related to cost cutting initiatives introduced in 2009 that include consolidating operations. The Data Group incurred $2.5 million in severance costs and $0.8 million in facility closure costs during the quarter ended June 30, 2009. For the six months ended June 30, 2009, the Data Group incurred $3.4 million in severance costs and $1.1 million in facility closure costs. The cost savings experienced by the Data Group were slightly offset by fixed and intangible asset impairment charges incurred of $0.8 million and $1.7 million for the three and six months ended June 30, 2009, respectively. Also, $2.1 million in costs were recorded during the quarter ended June 30, 2009 for software development costs incurred related to projects deemed to be impaired.
     Selling, general and administrative expenses of the Services Group for the quarter ended June 30, 2009 were $18.1 million, or 52% of net sales, compared to $21.3 million, or 54% of net sales for the same period in 2008. Selling, general and administrative expenses of the Services Group for the six months ended June 30, 2009 were $37.1 million, or 53% of net sales, compared to $42.9 million, or 54% of net sales for the same period in 2008. The majority of the decrease in selling, general and administrative costs is related to cost cutting initiatives introduced in 2009 that include consolidating operations. The Services Group incurred $0.5 million in severance costs and $0.9 million in facility closure costs during the quarter ended June 30, 2009. For the six months ended June 30, 2009, the Services Group incurred $1.0 million in severance costs and $1.3 million in facility closure costs.
     Selling, general and administrative expenses of the Marketing Research Group for the quarter ended June 30, 2009 were $8.0 million, or 32% of net sales, compared to $9.9 million, or 34% of net sales for the same period in 2008. Selling, general and administrative expenses of the Marketing Research Group for the six months ended June 30, 2009 were $15.8 million, or 32% of net sales, compared to $18.6 million, or 32% of net sales for the same period in 2008. The majority of the decrease in selling, general and administrative costs is related to cost cutting initiatives introduced in 2009 that include consolidating operations. The Marketing Research Group incurred $0.2 million in severance costs and $0.6 million in facility closure costs during the quarter ended June 30, 2009. For the six months ended June 30, 2009, the Marketing Research Group incurred $0.7 million in severance costs and $0.7 million in facility closure costs.
     Selling, general and administrative expenses of Corporate Activities for the quarter ended June 30, 2009 were $9.9 million, compared to $14.9 million for the same period in 2008. Selling, general and administrative expenses of Corporate Activities for the six months ended June 30, 2009 were $23.2 million, compared to $27.7 million for the same period in 2008. Corporate Activities includes selling, general and administrative costs that cannot be directly attributed to the revenue producing segments. During the three and six months ended June 30, 2009, the Company incurred $1.9 million and $5.7 million, respectively, in legal and professional fees related to the investigation by the SEC as described in further detail in Note 13 in the Notes to Condensed Consolidated Financial Statements. During the three and six months ended June 30, 2008, the Company incurred $6.0 million and $9.7 million, respectively, in legal and professional fees related to the Special Litigation Committee’s investigation and the Derivative Litigation. During the three and six months ended June 30, 2009, Corporate Activities incurred $1.3 million of severance costs.
     The Company will continue to monitor its costs and make the necessary reductions as we work through the current economic pressures, and as a result, the remaining periods of 2009 will reflect certain restructuring costs to achieve these cost savings. In the on-going effort to achieve these cost savings, the Company eliminated $2.3 million and $8.4 million in costs for the three and six months ended June 30, 2009, respectively. We are ahead of our original costs savings projections and will continue to make significant strides through the remainder of the year.

Depreciation and amortization of operating assets
     Depreciation and amortization of operating assets for the quarter ended June 30, 2009 totaled $5.0 million, or 4% of net sales, compared to $5.3 million, or 4% of net sales for the same period in 2008. Depreciation and amortization of operating assets for the six months ended June 30, 2009 totaled $9.8 million, or 4% of net sales, compared to $10.5 million, or 3% of net sales for the same period in 2008.
     Depreciation and amortization of operating assets of the Data Group for the quarter ended June 30, 2009 was $2.6 million, or 4% of net sales, compared to $2.7 million, or 3% of net sales for the same period in 2008. Depreciation and amortization of operating assets of the Data Group for the six months ended June 30, 2009 was $5.0 million, or 4% of net sales, compared to $5.3 million, or 3% of net sales for the same period in 2008.
     Depreciation and amortization of operating assets of the Services Group for the quarter ended June 30, 2009 was $1.2 million, or 3% of net sales compared to $1.0 million, or 3% of net sales for the same period in 2008. Depreciation and amortization of operating assets of the Services Group for the six months ended June 30, 2009 was $2.3 million, or 3% of net sales, compared to $2.0 million, or 3% of net sales for the same period in 2008.
     Depreciation and amortization of operating assets of the Marketing Research Group for the quarter ended June 30, 2009 was $0.5 million, or 2% of net sales each of the second quarters of 2009 and 2008. Depreciation and amortization of operating assets of the Marketing Research Group for the six months ended June 30, 2009 was $1.0 million, or 2% of net sales, compared to $1.1 million, or 2% of net sales for the same period in 2008.
     Depreciation and amortization of operating assets of Corporate Activities for the quarter ended June 30, 2009 was $0.8 million, compared to $1.0 million for the second quarter of 2008. Depreciation and amortization of operating assets of Corporate Activities for the six month period ended June 30, 2009 was $1.5 million compared to $2.1 million for the same period in 2008.
Amortization of intangible assets
     Amortization of intangible assets for the quarter ended June 30, 2009 totaled $2.8 million, or 2% of net sales, compared to $3.3 million, or 2% of net sales for the same period in 2008. Amortization of intangible assets for the six months ended June 30, 2009 totaled $5.8 million, or 2% of net sales, compared to $6.5 million, or 2% of net sales for the same period in 2008.
     Amortization of intangible assets of the Data Group for the quarter ended June 30, 2009 was $1.1 million, or 2% of net sales, compared to $1.3 million, or 2% of net sales for the same period in 2008. Amortization of intangible assets of the Data Group for the six months ended June 30, 2009 was $2.4 million, or 2% of net sales, compared to $2.7 million, or 2% of net sales for the same period in 2008. The decrease in amortization of intangible assets for the Data Group is due to the decrease in value of intangibles related to the impairment of certain identifiable intangible assets of $0.5 million and $0.9 million for the three and six months ended June 30, 2009, respectively.
     Amortization of intangible assets of the Services Group for the quarter ended June 30, 2009 was $0.9 million, or 3% of net sales, compared to $1.2 million, or 3% of net sales for the same period in 2008. Amortization of intangible assets of the Services Group for the six months ended June 30, 2009 was $1.7 million, or 2% of net sales, compared to $2.2 million, or 3% of net sales for the same period in 2008.
     Amortization of intangible assets of the Marketing Research Group was $0.8 million, or 3% of net sales for both the quarter ended June 30, 2009 and 2008. Amortization of intangible assets of the Marketing Research Group for the six months ended June 30, 2009 was $1.7 million, or 3% of net sales, compared to $1.6 million, or 3% of net sales for the same period in 2008.
Operating income
     As a result of the factors previously described, the Company had operating income of $0.9 million, or 1% of net sales, during the quarter ended June 30, 2009, compared to operating income of $8.1 million, or 5% of net sales for the same period in 2008. The Company had operating income of $3.6 million, or 1% of net sales, during the six months ended June 30, 2009, compared to operating income of $19.5 million, or 7% of net sales for the same period in 2008. Even though sales decreased across the Company by 18% for the second quarter of 2009 compared to the same period of 2008, we were successful in reducing our selling, general, and administrative costs by 16% despite the impairment charges and significant costs incurred during the period related to restructuring.

     Operating income for the Data Group for the quarter ended June 30, 2009 was $7.0 million, or 11% of net sales, compared to $19.2 million, or 24% of net sales for the same period in 2008. Operating income for the Data Group for the six months ended June 30, 2009 was $19.9 million, or 15% of net sales, as compared to $37.0 million, or 23% of net sales for the same period in 2008.
     Operating income for the Services Group for the quarter ended June 30, 2009 was $5.3 million, or 15% of net sales, compared to $6.4 million, or 16% of net sales for the same period in 2008. Operating income for the Services Group for the six months ended June 30, 2009 was $10.3 million, or 15% of net sales, as compared to $13.7 million, or 17% of net sales for the same period in 2008.
     Operating income for the Marketing Research Group for the quarter ended June 30, 2009 was $0.1 million, or 0% of net sales, compared to an operating loss of $0.3 million, or (1)% of net sales for the same period in 2008. Operating loss for the Marketing Research Group for the six months ended June 30, 2009 was $0.1 million as compared to operating income of $0.7 million for the same period in 2008.
     Operating loss for Corporate Activities for the quarter ended June 30, 2009 was $11.6 million, compared to $17.1 million for the same period in 2008. Operating loss for Corporate Activities for the six months ended June 30, 2009 was $26.6 million, compared to $32.0 million for the same period in 2008.
Other expense, net
     Other expense, net was $2.9 million, or 2% of net sales, and $3.8 million, or 2% of net sales, for the quarters ended June 30, 2009 and 2008, respectively. Other expense, net was $6.7 million, or 3% of net sales, and $7.6 million, or 3% of net sales, for the six months ended June 30, 2009 and 2008, respectively. Other expense, net is comprised of interest expense, investment income or expense, and other income or expense items, which do not represent components of operating expense of the Company. The majority of the other expense, net was for interest expense, which was $2.2 million and $3.7 million for the quarters ended June 30, 2009 and 2008, respectively, and $5.4 million and $9.1 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in interest expense is due to the decrease in our long-term debt balances as we have made significant efforts to pay down our debt. Debt was reduced by $5.8 million during the second quarter of 2009. Other charges for the six months ended 2009 were $1.3 million compared to other income of $0.2 million for the same period in 2008. Other charges for the six-months ended 2009 include the impairment of a marketable security of $0.6 million for an other-than-temporary decline in its value.
Income tax expense (benefit)
     We recorded an income tax benefit of $0.7 million for the quarter ended June 30, 2009, and income tax expense of $1.6 million for the quarter ended June 30, 2008. An income tax benefit of $1.2 million and income tax expense of $4.5 million was recorded during the six months ended June 30, 2009 and 2008, respectively. The effective income tax rate used for the six months ended June 30, 2009 and 2008 was 37.0% and 37.5%, respectively.
Income (loss) from discontinued operations, net of tax
     Income from discontinued operations, net of tax, for the quarter ended June 30, 2009 was $1.5 million and a loss from discontinued operations, net of tax for the six months ended June 30, 2009 of $7.1 million. This includes a loss from the sale of Macro of $9.8 million as a result of receiving proceeds from the sale of Macro of $155.0 million, less the net investment and transaction costs of $129.8 million, resulting in a pre-tax gain of $25.2 million, less income tax expense of $35.0 million. The Company finalized the working capital adjustment per the Macro sale agreement as of July 24, 2009 and recorded a current other receivable of $2.6 million within the Company’s Condensed Consolidated Balance Sheet as of June 30, 2009 with a corresponding gain of $2.6 million, $1.6 million after tax, within discontinued operations of the Condensed Consolidated Statement of Operations for the three months ended June 30, 2009. The Company received the $2.6 million from ICF International Inc. (“ICF”) on July 31, 2009 and the current escrow amount of $3.0 million was released to the Company on August 3, 2009. The proceeds received from the Macro transaction were used to pay down our debt.
Liquidity and Capital Resources
Overview
     At June 30, 2009, the term loan of the Senior Secured Credit Facility entered into on February 14, 2006 (as amended, the “2006 Credit Facility”), due February 2012, had a balance of $77.0 million, bearing an average interest rate of 2.6%. The revolving line of credit had a balance of $73.5 million, bearing an interest rate of 2.84%, and $101.5 million was available under the revolving line of credit which is due

February 2011. During June 2009, the Company borrowed against the revolver to make income tax payments of $42.6 million related to the sale of Macro. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility. During the quarter ended June 30, 2009, debt was reduced by $5.8 million, $5.0 million of which was a voluntary debt repayment. Debt was reduced by $107.2 million during the six months ended June 30, 2009 ($92.7 million related to the proceeds received from Macro).
     The 2006 Credit Facility provides for grid-based interest pricing based upon our Condensed Consolidated total leverage ratio. Interest rates for use of the revolving line of credit range from base rate (the higher or the Federal Funds Rate plus 1/2 of 1% or the prime rate established by the administrative agent) plus 0.25% to 1.00% for base rate loans and LIBOR plus 1.25% to 2.00% for Eurodollar rate loans. Interest rates for the term loan range from base rate plus 0.75% to 1.00% for base rate loans and LIBOR plus 1.75% to 2.00% for Eurodollar rate loans. Subject to certain limitations set forth in the 2006 Credit Facility, we may designate borrowings under the 2006 Credit Facility as base rate loans or Eurodollar loans.
     We are subject to and are in compliance with the non-financial and financial covenants in the 2006 Credit Facility, which includes a minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”), with adjustments to EBITDA for certain agreed upon items including non-operating, non-recurring gains (losses), other charges (gains), asset impairments, non-cash stock compensation expense and other items specified in the 2006 Credit Facility. For the twelve month period ended June 30, 2009, our financial covenants were as follows: our consolidated fixed charge coverage ratio was 5.79, compared to a minimum required of 1.15; our consolidated total leverage ratio was 2.09, compared to a maximum allowed of 2.75; and at the quarter ended June 30, 2009, our consolidated net worth was $244.1 million, compared to a minimum required of $220.0 million.
     On May 23, 2007, the Company entered into mortgage loan transactions with Suburban Capital. As part of the transactions, the Company transferred the titles to the Company’s headquarters in Ralston, Nebraska, and its data compilation facility in Papillion, Nebraska, to newly formed limited liability company subsidiaries, and these properties serve as collateral for the transactions. The Company entered into long-term lease agreements with these subsidiaries for the continued and sole use of the properties. The Company also entered into guaranty agreements wherein it guarantees the payment and performance of various obligations as defined in the agreements including, under certain circumstances, the mortgage debt. In late July 2007, the loans were sold on the secondary market as part of a collateralized mortgage-backed securitization transaction. Midland Loan Services became the loan servicer for the mortgage loans, but terms of the notes and deeds of trust were otherwise unchanged. The loans have an effective term of ten years due June 2017 and were priced with a fixed coupon rate of 6.082%. Payments will be interest only for the first five years; for years six through ten, payments will be comprised of principal and interest based upon a thirty-year amortization. Proceeds from this transaction were approximately $41.1 million before fees and expenses. The proceeds were used to retire the existing debt for the Papillion and Ralston facilities of approximately $12.8 million and the remaining net proceeds of $26.7 million were used to reduce amounts outstanding under the Company’s revolving credit facility.
     In light of the Special Litigation Committee’s investigation described in Note 13 of the Notes to the Condensed Consolidated Financial Statements, the Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and the Form 10-Q for the quarter ended June 30, 2008 (the “First Quarter 2008 Form 10-Q”) by the SEC’s filing deadline. Failure to timely file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q and provide annual and quarterly financial statements to the lenders to the 2006 Credit Facility would have constituted a default under the 2006 Credit Facility. Therefore, on March 26, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Third Amendment (the “Third Amendment”) to the 2006 Credit Facility which, among other things: (1) extended the deadlines by which the Company must file the 2007 Form 10-K and the First Quarter 2008 Form 10-Q and provide certain annual and quarterly financial statements to the lenders; (2) waived any other defaults arising from these filing delays; and (3) modified the covenant related to operating leases. On June 27, 2008, the Company and the lenders to the 2006 Credit Facility entered into a Fourth Amendment (the “Fourth Amendment”) to the 2006 Credit Facility, which extended the deadlines for filing with the SEC the 2007 Form 10-K and the First Quarter 2008 Form 10-Q to August 15, 2008, and the Form 10-Q for the quarter ended June 30, 2008 (the “Second Quarter 2008 Form 10-Q”) to August 29, 2008.
     On March 27, 2009, as a result of the purchase agreement between the Company and ICF regarding the sale of Macro as described in Note 3 of the Notes to the Condensed Consolidated Financial Statements, the Company and the lenders to the 2006 Credit Facility entered into a Fifth Amendment (the “Fifth Amendment”) to the 2006 Credit Facility, which, among other things: (1) consented to the sale of Macro to ICF; and (2) governs the application of proceeds from the sale of Macro. The Fifth Amendment did not change the terms of the Credit Agreement. The Fifth Amendment became effective contemporaneously with the closing of the Macro transaction on March 31, 2009.
     As a result of the amendments, the Company was in compliance with all restrictive covenants of the Amended 2006 Credit Facility as of June 30, 2009. The Company filed the 2007 Form 10-K and the First Quarter 2008 Form 10-Q with the SEC on August 8, 2008, the Second Quarter 2008 Form 10-Q on August 21, 2008, and timely filed its Form 10-Q for the quarters ended September 30, 2008 on November 10, 2008 and March 31, 2009 on May 11, 2009. The Company filed its Form 10-K and 10-K/A for the year ended December 31, 2008 on March 16, 2009 and April 30, 2009, respectively.
     The 2006 Credit Facility provides that we may pay cash dividends on our common stock or repurchase shares of our common stock provided that (1) before and after giving effect to such dividend or repurchase, no event of default exists or would exist under the credit agreement, (2) before and after giving effect to such dividend or repurchase, our consolidated total leverage ratio is not more than 2.75 to 1.00, and (3) the aggregate amount of all cash dividends and stock repurchases during any loan year does not exceed $20 million, except that there is no cap limit on the amount of cash dividends or stock repurchases so long as, after giving effect to the dividend or repurchase, our consolidated total leverage ratio is not more than 2.00 to 1.00. On January 30, 2009, the Board of Directors voted to eliminate the dividend that is historically paid at the beginning of our fiscal year. No assurance can be given that dividends will be paid in the future since they are dependent on our earnings, cash flows from operations and financial condition and other factors. The Credit Facility has certain restrictions on the ability to declare dividends on our common stock.
     As of June 30, 2009, the Company has incurred $32.3 million in professional fees and legal expenses attributable to the Special Litigation Committee’s investigation, the Derivative Litigation and the SEC’s investigation. This includes $3.0 million incurred in 2007, $23.6 million incurred in 2008 and $5.7 million incurred in 2009. The Company expects to incur additional expenses related to the SEC investigation going forward.
     As of June 30, 2009, we had a working capital deficit of $34.5 million, which included $56.9 million of deferred revenue. The Company has consistently generated positive cash flows from continuing operations which has enabled us, in part, to improve our capital structure by reducing our debt and interest expense. The Company will need to refinance its debt in the future. The first tranche of debt is due in February 2011 and is $73.5 million at June 30, 2009. The Company does plan to continue to pay down its debt over time; however, the Company will need to have plans in place to refinance its existing debt. The Company has already begun discussions with its lead bank on a refinancing plan. We believe that our existing sources of liquidity and cash generated from continuing operations, combined with our continued access to the capital markets to refinance our debt as it comes due in February 2011 and 2012, will satisfy our projected working capital, debt repayments and other cash requirements. Acquisitions of other technologies, products or companies, or internal product development efforts may require us to obtain additional equity or debt financing, which may not be available or may be dilutive.
Selected Condensed Consolidated Statements of Cash Flows Information
     Net cash used in operating activities during the six months ended June 30, 2009 totaled $12.8 million compared to net cash provided by operating activities of $20.1 million for the same period in 2008. The $32.9 million increase in net cash used in operating activities was primarily driven by Macro, which was sold in the first quarter of 2009 and had an increase in net cash used in operating activities of $23.1 million, as well as a decrease in net income from continuing operations of $9.4 million, offset by larger payments for restructuring, bonuses, and commissions in the prior year.
     Net cash provided by investing activities during the six months ended June 30, 2009 totaled $121.1 million, compared to net cash used in investing activities of $34.1 million for the same period in 2008. The increase in investing activities cash flow is mainly attributable to the sale of Macro net assets for $128.4 million reflected in the six months ended June 30, 2009, while the six months ended June 30, 2008 reflects cash used primarily in the acquisition of Direct Media, Inc. of $18.2 million in January 2008.
     Net cash used in financing activities during the six months ended June 30, 2009 totaled $106.1 million, compared to net cash provided by financing activities of $12.8 million for the same period in 2008. Net payments of long-term debt were $107.2 million during the six months ended June 30, 2009 primarily as a result of proceeds received in the Macro divestiture. For the same period in 2008, net proceeds from long-term debt were $33.7 million, which were used for dividends paid of $19.8 million and the Direct Media, Inc. acquisition.
Selected Condensed Consolidated Balance Sheet Information
     The December 31, 2008 Balance Sheet has been adjusted to classify the Macro assets and liabilities divested as assets and liabilities of discontinued operations.
     Trade accounts receivable decreased to $42.3 million at June 30, 2009 from $56.0 million at December 31, 2008. The decrease was the result of declines in revenues and timing of collection of invoices.
     List brokerage trade accounts receivable decreased to $66.5 million at June 30, 2009 from $86.8 million at December 31, 2008. The decrease is the result of a decline in revenues for the for the list brokerage business due to the seasonality of the industry, as well as the weakened economy.

     The Company finalized the working capital calculation per the Macro sale agreement as of July 24, 2009. The current other receivable of $2.6 million was recorded within the Company’s Condensed Consolidated Balance Sheet as of June 30, 2009 in conjunction with the finalization of the working capital calculation. The Company received the $2.6 million from ICF on July 31, 2009. The current escrow amount of $3.0 million was released to the Company on August 3, 2009.
     Goodwill decreased to $353.1 million at June 30, 2009 from $377.7 million at December 31, 2008 resulting from the sale of Macro.
     The escrow, noncurrent balance of $10.0 million at June 30, 2009 represents an estimate of proceeds to be released from an escrow account associated with the Macro divestiture for indemnity claims.
     Accounts payable decreased to $19.1 million at June 30, 2009 from $29.6 million at December 31, 2008. The decrease was primarily due to the reduction of the cash overdraft position which is reflected in accounts payable, as well as overall reduced expenses.
     List brokerage trade accounts payable decreased to $59.4 million at June 30, 2009 from $79.8 million at December 31, 2008, which is related to the decrease in the list brokerage trade accounts receivable.
     Income taxes payable increased to $4.5 million at June 30, 2009 as compared to income taxes receivable of $3.8 million at December 31, 2008. The change was due to the income taxes payable of $51.1 million related to the Macro sale less payments of $42.6 million made in June 2009.
     Our long-term debt decreased to $190.6 million at June 30, 2009 from $297.7 million at December 31, 2008. The decrease in long-term debt, net of current portion is primarily due to the use of the net proceeds received in the Macro divestiture to pay down debt.
     Note receivable — shareholder decreased to $6.8 million at June 30, 2009 from $9.0 million at December 31, 2008 due to the receipt of the first payment of $2.2 million from the former Chief Executive Officer pursuant to the Stipulation of Settlement.
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
Recent Accounting Pronouncements
     See Note 1 of the Notes to the Condensed Consolidated Financial Statements for details on recent accounting pronouncements.
Inflation
     We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening of the economic condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have identified interest rate risk as our primary market risk exposure. Because nearly all our debts are at variable rates, any significant changes to interest rates may adversely impact our earnings and cash flow. If necessary, we could refinance our debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, each 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of approximately $1.5 million. At June 30, 2009, we had long-term debt with a carrying value of $193.5 million, and an estimated fair value of $198.3 million.

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
     In connection with the preparation of this Form 10-Q, management performed an evaluation of the Company’s disclosure controls and procedures. The evaluation was performed, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of June 30, 2009. In addition, as described under Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, management identified a material weakness in the Company’s internal control over financial reporting, which is an integral component of its disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2009.
     As of June 30, 2009, the Company has executed many of the planned items in our process of remediating the existing material weakness, as described in more detail below.
(b) Changes in internal control over financial reporting
     The Company has implemented the following remedial actions to address the material weakness as described under Item 9A, “Control and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008:
•	On December 5, 2008, the Company appointed a new Executive Vice President and Chief Financial Officer.
•	On December 12, 2008, the Company hired a new Director of GAAP Analysis to assist with accounting for non-routine transactions.
•	On April 6, 2009, the Company hired a new Manager of Income Tax Accounting.
•	On June 8, 2009, the Company hired a Vice President of Financial Reporting reporting directly to the Chief Financial Officer.
•	On June 8, 2009, the Company appointed a Senior Vice President and a Vice President of Financial Planning and Analysis.
•	On June 8, 2009, the Company announced that the Company’s Group Controllers for our three operating segments report directly to the Corporate Controller.
•	On June 29, 2009, the Company hired a new Assistant Corporate Controller reporting directly to the Corporate Controller.
     Other than as described above, no other changes were made during the second quarter of 2009 in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue our on-going review of the accounting and finance functions throughout 2009. We believe that these steps, in addition to strengthening and increasing our GAAP expertise, will remediate the material weakness in internal control over financial reporting as of December 31, 2009 that was reported as of December 31, 2008.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     In February 2006, Cardinal Value Equity Partners, L.P. (“Cardinal”) filed a derivative lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County (the “Court”), against certain current and former directors of the Company, and the Company, asserting claims for breach of fiduciary duty. In October 2006, Dolphin Limited Partnership I, L.P., Dolphin Financial Partners, L.L.C. and Robert Bartow (collectively with Cardinal, the “Plaintiffs”) filed a derivative lawsuit in the Court against certain current and former directors of the Company, and the Company as a nominal defendant, claiming breach of fiduciary duty and misuse of corporate assets. In January 2007, the Court granted the defendants’ motion to consolidate the actions (as Condensed Consolidated, the “Derivative Litigation”).
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
     Pursuant to the Stipulation of Settlement, Mr. Gupta has agreed to pay the Company $9.0 million incrementally over four years. This receivable was recorded within equity as a note receivable from shareholder on the Condensed Consolidated Balance Sheet. The corresponding contribution was reduced by $2.5 million for federal and state income taxes and was recorded within paid-in capital on the Condensed Consolidated Balance Sheet. Mr. Gupta’s first payment to the Company, in the amount of $2.2 million, was received on January 6, 2009.
     The Company has paid legal expenses associated with the SEC investigation for directors Vinod Gupta and Elliot Kaplan. During the second quarter of 2009, the Company paid $1,138,623 for Vinod Gupta and $4,871 for Elliot Kaplan and for the six months ended June 30, 2009, the Company has paid $3,133,715 of these expenses for Vinod Gupta and $9,727 for Elliot Kaplan. These payments were made as advances to the directors for legal expenses and were done in accordance with the Company’s Bylaws and Delaware law. The payments on behalf of Elliot Kaplan were made to his law firm, Robins, Kaplan, Miller & Ciresi L.L.P. As announced in our Form 8-K filed on July 1, 2009,

Elliot Kaplan resigned as a director of the Company effective June 30, 2009 in accordance with the terms of the Stipulation of Settlement, the material terms of which are set forth in the Company’s Current Report on Form 8-K/A filed on August 22, 2008.
     The Internal Revenue Service began an audit in the first quarter of 2009 of the Company’s United States tax return for the years 2005 through 2007. The Company believes its tax positions comply with applicable tax law and intends to defend its positions. However, differing positions on certain issues could be reached by tax authorities, which could adversely affect the Company’s financial condition and results of operations.
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

infoGROUP Inc.

Date: August 10, 2009	/s/ Thomas Oberdorf

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