Form 10-K/A
period 2008-12-31
infoGROUP Inc.
filed 2009-11-03
CIK 879437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from            to
Commission file number: 001-34298

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
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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
     As of September 14, 2009 the registrant had outstanding 57,470,076 shares of Common stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
     We filed our Annual Report on Form 10-K for the year ended December 31, 2008 on March 16, 2009 (“Form 10-K”). We filed an amendment on Form 10-K/A on April 30, 2009 to provide the information required by Part III, Items 10 through 14.
     Subsequent to filing our amendment on Form 10-K/A, the Company voluntarily provided documents to the Securities and Exchange Commission (“SEC”) at its request as part of an SEC investigation described in Item 3 of our Form 10-K. As announced in the press release incorporated in our Form 8-K filed on October 20, 2009, the Company has reached an agreement in principle to resolve the SEC investigation. The SEC Commissioners must still approve the agreement, which was reached with the Denver Regional Office of the SEC, and thus, the terms are not final.
     The requested documents the Company voluntarily provided during the course of the investigation related to expense reimbursements and other corporate expenditures for Vinod Gupta, former chief executive officer of the Company. Specifically, the documents included Company records related to Mr. Gupta’s credit card expenses which were reimbursed by the Company, country club expenses paid by the Company, and non-commercial flight costs paid by the Company for Mr. Gupta.
     The documents provided included records from 2003 to 2007. At the request of the Division of Enforcement of the SEC, the Company prepared and included with the documents a summary of the expense reimbursements and corporate expenditures. The summary, among other things, identified the expense reimbursements and corporate expenditures that the Company believes should be appropriately categorized as personal benefits to Mr. Gupta. Mr. Gupta believes that the Company has included in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.
     In preparing the summary, the Company reviewed the available documentation detailing the amount and nature of each expense reimbursement and corporate expenditure related to Company-owned fractional interests in aircraft, club memberships and credit card expense reimbursements. In determining whether an expense reimbursement or corporate expenditure was a personal benefit to Mr. Gupta, the Company utilized the following principles:
Benefit from Company Aircraft
•	To determine whether the use by Mr. Gupta and/or one of his guests of Company-owned fractional ownership interests in aircraft was integrally and directly related to the performance of Mr. Gupta’s duties, the Company examined whether the “primary purpose” of such flight was business or personal in nature, by considering available documentation and surrounding circumstances. This included an examination of whether a flight was made to a destination primarily for vacation or other non-business purposes, and whether any business purpose was an ancillary consideration rather than the primary reason for the trip.

•	If it was determined that the “primary purpose” of a flight was non-business in nature, the Company deemed the entire cost of such flight to be a personal benefit to Mr. Gupta.
Benefit from Club Memberships
•	For certain of the clubs, the portion of the club membership dues that were paid by the Company were deemed a personal benefit to Mr. Gupta.

•	With respect to other expenses related to the club memberships, (such as, among other things, usage fees, entertainment expenses and equipment and pro shop charges), the Company sought to determine, for each such expense, if it involved a justifiable business purpose. If it did not, it was deemed a personal benefit to Mr. Gupta.

Expense Reimbursements
•	The Company examined each expenditure for which reimbursement was provided to Mr. Gupta to determine whether there was specific documentation of a justifiable business purpose.

•	The Company did not assume that any expenditure, including those involving travel, hotel and meal expenses, was business-related unless a business justification was specifically provided or could be substantiated through other related documentation.
     The recurrence of reimbursements and expenditures over a multi-year period led the Company to refine its analysis on whether the ostensible business purpose for a single trip or event was an ancillary consideration, rather than the primary purpose. Under the refined analysis, the Company deemed all of the reimbursement of certain recurring travel and events (and related expenditures) to be a personal benefit to Mr. Gupta (notwithstanding an identified business purpose), unless documentation and surrounding circumstances substantiated that the travel or event was primarily business in nature. As a result, the Company identified personal benefits to Mr. Gupta that had not been previously deemed personal under the analysis used for prior reporting.
     On completion of the analysis, the Company concluded based on this methodology that there were more personal benefits to Mr. Gupta than had been previously concluded for fiscal years 2003 through 2008. The Company is filing this amendment to the Company’s Form 10-K for the fiscal year ended December 31, 2008 to amend the personal benefits reported for Mr. Gupta for fiscal years 2006, 2007, and 2008, the years covered by that report. The Company is revising and increasing the personal benefits previously reported to Mr. Gupta as follows:

Benefit from Company aircraft as	Benefit from Company aircraft as
previously reported	reported in this amendment

2008: $181,629	2008: $208,500
2007: $152,903	2007: $252,422
2006: $125,708	2006: $460,950

Benefit from club memberships as	Benefit from club memberships as
previously reported	reported in this amendment

2008: $31,656	2008: $52,663
2007: $63,528	2007: $86,080
2006: $67,551	2006: $88,074

Benefit from expense reimbursement	Benefit from expense reimbursement
as previously reported	as reported in this amendment

2008: $62,537	2008: $114,793
2007: $156,682	2007: $368,309
2006: $123,512	2006: $238,379
     The Company is filing this Amendment No. 2 on Form 10-K/A solely to amend the compensation and personal benefits previously reported in our prior Form 10-K/A for Mr. Gupta in the Summary Compensation Table included in Item 11, Executive Compensation. Aside from updates presented in the proxy statement for our annual shareholders meeting on October 29, 2009, the Company is not materially modifying or updating the disclosures presented in our Form 10-K or Form 10-K/A except as noted in the foregoing sentence. Accordingly, this Amendment should be read in conjunction with our Form 10-K and prior Form 10-K/A for the year ended December 31, 2008, and our other filings with the SEC subsequent to those reports.

PART III
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
Overview of Executive Compensation
     The Compensation Committee of our Board of Directors (the “Committee”) is responsible for establishing, implementing and monitoring the administration of our executive compensation programs in accordance with the Company’s compensation philosophy and strategy, and for approving executive compensation (other than for the Chief Executive Officer, for whom the Committee makes recommendations to the full Board). The Committee also works in conjunction with the Independent Directors (as such term is defined in the Stipulation of Settlement) to determine equity plan awards. The Committee seeks to reward the Company’s executive officers in a fair, reasonable and competitive manner. The compensation program consists of base salary, annual short-term incentives (both performance-based and discretionary), long-term equity-based incentive compensation, and personal benefits.
     During fiscal year 2008, the members of the Committee who determined the compensation of our executive officers were Bernard W. Reznicek (Chair from January 1, 2008 until June 1, 2009 and member from January 1, 2008 until present), Robin S. Chandra (from January 25, 2008 until February 6, 2009), George F. Haddix (from January 25, 2008 until August 20, 2008), Clifton T. Weatherford (from September 12, 2008 until January 30, 2009), and Dennis P. Walker (from January 1, 2008 until January 25, 2008).
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
     In addition, each member of the Committee is a “non-employee director” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code, and an Independent Directors under the applicable rules of the NASDAQ Global Select Market.
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
     The Role of Executive Officers. In January 2008, our former CEO reviewed the performance of Mr. Mallin, Mr. Dean, Mr. Israelsen and Dr. Mahnke, the NEOs employed by the Company at that time. Based on this review, the former CEO made compensation recommendations to the Committee, including recommendations for base salary adjustments, actual annual incentive award recommendations, and performance metrics for determining such awards at the end of 2008. In January 2009, Bill L. Fairfield, our current CEO, made compensation recommendations for the executive officers, including base salary adjustments, annual incentive awards to be granted for 2008 performance and metrics for determining 2009 annual incentive awards. Although the Committee considered these recommendations, it retained full discretion to set all compensation for the NEOs. The Committee has the discretion to invite the CEO to be present during the Committee’s deliberations on the compensation of the NEOs.
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
     PM&P also participates in executive sessions of Committee meetings, where no members of Company management are present.
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
     As discussed in the explanatory note, we have revised certain other compensation amounts for Mr. Gupta within this filing. Please see the explanatory note on page 3 for further details on our current methodology of determining certain other compensation amounts.
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
     At its meeting in January 2008, the Committee determined base salary levels for Mr. Dean at $380,000, Mr. Mallin at $660,000, Mr. Israelsen at $400,000, and Dr. Mahnke at $332,000. Effective in September 2008, the Committee approved increases to salaries for Mr. Dean and Mr. Mallin. The salaries at fiscal year-end December 31, 2008 for these NEOs are as follows:

		Fiscal Year-End	Fiscal Year-End	Percent Increase
		December 31, 2008	December 31, 2007	(Decrease) for
NEO	2008 Position	Base Salary	Base Salary	Fiscal Year 2008
Stormy L. Dean	Chief Financial Officer	$451,100	$300,000	50%
Edward C. Mallin	President, Services Group	$804,700	$600,000	34%
Mark Israelsen	President, SalesGenie.com	$400,000	$—	—
Dr. Greg Mahnke	President, Macro International	$332,000	$332,000	—
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
     Mr. Gupta, whose base salary had not yet been established for 2008, resigned as CEO on August 20, 2008. His severance arrangements are described below the “All Other Compensation” table in footnote (b).
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
     In addition to the benefits programs described above, in the past we also provided our executives with certain perquisites of a more personal nature, to the extent they serve a legitimate business function. However, the Special Litigation Committee’s review, as described above, has found that various expense reimbursements and corporate expenditures related to perquisites were excessive. Based on the Special Litigation Committee’s review, the Independent Directors eliminated material perquisites for Company executives. For information on the perquisites and personal benefits received by the NEOs during fiscal years 2006, 2007 and 2008, please see the “All Other Compensation” column in the “Summary Compensation Table” and related discussions in the footnotes thereto provided below. Please refer to (i) Item 9A of the 2007 Form 10-K/A for more information on the Special Litigation Committee’s findings and (ii) the Form 8-K/A filed with the Securities and Exchange Commission on August 22, 2008 for the final remedial measures adopted in connection with the Stipulation of Settlement. Copies of the policies implementing the remedial measures adopted by the Special Litigation Committee are available on our website www.infogroup.com under the caption entitled “Corporate Governance”.
     As discussed in the explanatory note, we have revised certain other compensation amounts for Mr. Gupta within this filing. Please see the explanatory note for further details on our current methodology of determining certain other compensation amounts. Please refer to the Form 8-K filed on October 20, 2009 incorporating by reference a press release that announced the Company has reached an agreement in principle to resolve the SEC investigation.
Severance and Change in Control Considerations
     Mr. Dean and Mr. Mallin entered into severance agreements with the Company in February 2006 that provide for certain payments upon termination of employment and/or change in control. The Company’s employment agreements with Mr. Fairfield and Mr. Oberdorf entered into in December 2008, and Mr. Israelsen, entered into in February 2008, provide for certain payments upon termination of their employment and/or change in control.
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
     The severance arrangements and Mr. Gupta’s separation agreement and general release, along with the severance arrangements of the other NEOs, are described in greater detail below the “All Other Compensation” table in footnote (b).
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
Respectfully submitted by the
Compensation Committee:
Thomas L. Thomas (Chair)
George Krauss
Bernard W. Reznicek
Roger Siboni
     The information contained in the Compensation Committee Report in this report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

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

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(5)	($)(6)	($)(7)	($)(8)	($)(6)	($)(9)	($)
Vinod Gupta(1) Former Chief Executive Officer (Former Principal Executive Officer)	2008	$499,039	$—	$—	$455,822	$—	$10,542,750	$11,497,611
	2007	750,000	—	—	746,738	995,625	1,151,946	3,644,309
	2006	836,539	—	—	987,546	—	1,117,563	2,941,648
Bill L. Fairfield(1) Chief Executive Officer (Principal Executive Officer)	2008	253,846	—	6,460	—	—	865	261,171

Stormy L. Dean(2) Former Chief Financial Officer (Former Principal Financial Officer; Former Principal Accounting Officer)	2008	392,989	50,000	399	—	—	40,900	484,288
	2007	300,000	100,000	—	—	236,100	48,250	684,350
	2006	270,769	46,000	—	—	144,000	9,600	470,369

Thomas Oberdorf(2) Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	2008	22,885	100,000	3,782	—	—	4,231	130,898

Edward C. Mallin President, Services Group	2008	694,349	150,000	1,595	—	—	79,625	925,569
	2007	600,000	—	—	3,312	472,200	102,750	1,178,262
	2006	597,692	300,000	—	22,931	—	102,600	1,023,223
Mark Israelsen(3) President, SalesGenie.com	2008	355,385	400,000	638	—	—	18,228	774,251

Dr. Greg Mahnke(4) President, Macro International	2008	336,162	—	399	—	261,398	64,142	662,101

(1)	Effective August 20, 2008, Mr. Gupta resigned his position as the Chief Executive Officer of the Company, and Mr. Fairfield was appointed to the position. This table reflects Mr. Gupta’s and Mr. Fairfield’s compensation as NEOs. Mr. Gupta’s compensation subsequent to August 20, 2008 as a director, and Mr. Fairfield’s compensation as a director prior to August 20, 2008, are reported under “Director” compensation.

(2)	Effective December 5, 2008, Mr. Dean resigned his position as the Chief Financial Officer of the Company, and Mr. Oberdorf was appointed to the position. Mr. Dean remains employed by the Company in a different capacity.

(3)	Mr. Israelsen was hired on February 1, 2008. Subsequent to the end of fiscal 2008, Mr. Israelsen ceased to be an executive officer and employee of the Company.

(4)	Subsequent to the end of fiscal 2008, Dr. Mahnke ceased to be an executive officer and employee of the Company.

(5)	The dollar amount for the base salary of each executive officer varies slightly from that presented under the heading “Compensation Discussion and Analysis” due to the timing of the Company’s pay cycle.

(6)	See “Compensation Discussion and Analysis — Executive Compensation Decisions for Fiscal Year 2008” for a discussion of how the bonus and incentive award amounts were determined.

(7)	Represents the amount recognized for financial statement reporting purposes with respect to the fiscal year ended December 31, 2008 in accordance with SFAS 123R for awards of restricted stock units granted under our 2007 Omnibus Incentive Plan, as amended. The number of awards granted in 2008 can be found in the table “Grants of Plan-Based Awards.”

(8)	Represents the amount recognized for financial statement reporting purposes with respect to the fiscal year ended December 31, 2008 in accordance with SFAS 123R for awards of stock options under our 1997 Stock Option Plan, as amended. The following table summarizes the assumptions used in the valuation of option awards.

		Number of						2008 Fiscal	2007 Fiscal	2006 Fiscal
		Shares of						Year	Year	Year
	Grant	Stock	Dividend	Risk-Free	Expected		Forfeiture	Compensation	Compensation	Compensation
Name	Date	Granted	Yield Rate	Rate	Term	Volatility	Rate	Cost	Cost	Cost
V. Gupta	5/3/2002	500,000	—%	2.87%	4.67	89.06	—	$—	$—	$10,317
	7/24/2003	600,000	—	2.87	4.67	89.06	—	—	39,728	270,226
	3/10/2005	500,000	1.71	4.42	7.50	76.99	—	455,822	707,010	707,003
E. Mallin	5/3/2002	20,000	—	2.87	4.67	89.06	—	—	—	413
	7/24/2003	50,000	—	2.87	4.67	89.06	—	—	3,312	22,518

(9)	The following tables summarize the benefits included in the “All Other Compensation” column as revised.

		Mr.		Mr.		Mr.
2008	Mr. Gupta(a)	Fairfield	Mr. Dean	Oberdorf	Mr. Mallin	Israelsen	Dr. Mahnke
Severance(b)	$10,000,000	$—	$—	$—	$—	$—	$—
Benefit from Company automobiles(d)	27,150	—	—	—	—	—	—
Benefit from Company aircraft(e)	208,500	—	—	—	—	—	—
Benefit from club memberships(f)	52,663	—	—	—	—	—	—
Expense reimbursement(g)	114,793	—	—	—	—	—	—
Personnel services(h)	68,019	—	—	—	—	—	—
Home office allowance(k)	64,000	—	34,000	—	72,000	—	44,000
401(k) and profit sharing plan contributions(m)	6,900	865	6,900	—	6,900	—	15,241
Life insurance premiums(n)	—	—	—	—	—	—	4,901
Relocation expenses(o)	—	—	—	4,231	—	—	—
Housing expense(p)	725	—	—	—	725	18,228	—

Total	$10,542,750	$865	$40,900	$4,231	$79,625	$18,228	$64,142

2007	Mr. Gupta(a)	Mr. Dean	Mr. Mallin
Benefit from Company yacht(c)	$5,836	$—	$—
Benefit from Company automobiles(d)	66,354	—	—
Benefit from Company aircraft(e)	252,422	—	—
Benefit from club memberships(f)	86,080	—	—
Expense reimbursement(g)	368,309	—	—
Personnel services(h)	124,285	—	—
Personal legal fees(i)	145,910	—	—
Prize money in a Company-sponsored contest(j)	—	17,000	—
Home office allowance(k)	96,000	24,000	96,000
Automobile allowance(l)	—	500	—
401(k) and profit sharing plan contributions(m)	6,750	6,750	6,750

Total	$1,151,946	$48,250	$102,750

2006	Mr. Gupta(a)	Mr. Dean	Mr. Mallin
Benefit from Company yacht(c)	$11,376	$—	$—
Benefit from Company automobiles(d)	81,588	—	—
Benefit from Company aircraft(e)	460,950	—	—
Benefit from club memberships(f)	88,074	—	—
Expense reimbursement(g)	238,379	—	—
Personnel services(h)	124,596	—	—
Home office allowance(k)	96,000	—	96,000
Automobile allowance(l)	—	3,000	—
401(k) and profit sharing plan contributions(m)	6,600	6,600	6,600
Executive compensation consultant(q)	10,000	—	—

Total	$1,117,563	$9,600	$102,600

(a)	As described under “Certain Relationships and Related Transactions,” the Company made payments during 2008 and 2007 to Jess Gupta, Mr. Gupta’s son, of approximately $24,000 and $48,000, respectively for rent and $6,000 and $11,000, respectively for condominium association dues for a residence owned by Jess Gupta and used on occasion by Company employees and other persons with a business relationship with the Company. However, after these payments are reduced by (1) amounts attributable to the use of the property for business purposes by Company employees or other persons with a business relationship with the Company, as calculated on a per-day basis using the rates of nearby hotels, and (2) amounts attributable to the use of other properties owned by Mr. Gupta for business purposes by Company employees or other persons with a business relationship with the Company for which the Company was not charged a rental fee, as calculated on a per-day basis using the rates of hotels in comparable locations, no net benefit to Mr. Gupta remains, and therefore no amount has been included in the table above. The Company’s rental of this condominium was discontinued in August 2008.

(b)	Represents the amount awarded under the terms of the Stipulation of Settlement, related to Mr. Gupta’s resignation as Chief Executive Officer of the Company on August 20, 2008. Mr. Gupta and the Company entered into a Separation Agreement and General Release dated August 20, 2008 (the “Separation Agreement”), under which Mr. Gupta granted a general release of the Company and received the right to severance payments totaling $10.0 million. The first severance payment in the amount of $5.0 million, which was due within sixty days of execution of the Separation Agreement, was paid by the Company to Mr. Gupta on October 17, 2008.

(c)	Represents the aggregate incremental cost to the Company during 2007 and 2006 of use of a Company-owned yacht by Mr. Gupta and his guests. We calculated the incremental cost of the use of the yacht by adding the operational cost of the yacht (including fuel, crew cost and catering), the depreciation recorded with respect to the yacht and the interest expenses associated with the yacht, in each case pro-rated based on the number of days spent on board. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(d)	Represents the aggregate incremental cost to the Company during 2008, 2007 and 2006 of use of Company-owned or leased automobiles by Mr. Gupta. We calculated the cost of the use of the automobiles by adding the lease payments with respect to Company-leased automobiles, the depreciation recorded with respect to Company-owned automobiles and the insurance premiums. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(e)	Represents the cost to the Company of use of Company-owned fractional ownership interests in aircraft by Mr. Gupta, and his respective guests during 2008, 2007 and 2006. With respect to flights undertaken for business purposes, no value has been attributed to additional passengers (including friends, family members and other guests) because the Company is billed for flights by the hour, regardless of the number of passengers, and therefore such passengers add only de minimis cost to such flights. Our methodology for determining such amounts was revised as discussed in the explanatory note on page 3. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(f)	Represents payments by the Company during the fiscal year of usage fees, entertainment expenses and other expenses, as well as of one half of periodic dues, in connection with the use by Mr. Gupta, his guests, and Company employees, of golf club and country club memberships (the remainder of the periodic dues are paid directly by Mr. Gupta). Our methodology for determining such amounts was revised as discussed in the explanatory note on page 3. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(g)	Represents payments by the Company during the fiscal year of expenses charged by Mr. Gupta to various credit cards for expense reimbursement. The Company reviewed credit cards statements in detail based on the information available, and classified as perquisite entries with respect to which the Company was unable to identify adequate support to conclude that the expenditures were integrally and directly related to the performance of Mr. Gupta’s duties. Our methodology for determining such amounts was revised as discussed in the explanatory note on page 3. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(h)	Represents payments by the Company during each fiscal year of salaries and expenses related to the rendering of property management and other services to assist Mr. Gupta. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(i)	Represents payments by the Company during 2007 of personal legal fees incurred by Mr. Gupta.

(j)	Represents prize money paid by the Company during 2007 to Mr. Dean as the winner of a Company-sponsored contest.

(k)	Represents payments by the Company during each fiscal year with respect to Messrs. Gupta, Dean, Mallin and Dr. Mahnke of costs associated with enabling them to perform their business responsibilities from their homes.

(l)	Represents payments by the Company during 2007 and 2006 of costs associated with the use by Mr. Dean of his personal automobile.

(m)	Represents matching Company contributions to the Company 401(k) and profit sharing plans.

(n)	Represents payments by the Company during 2008 for Dr. Mahnke’s life insurance plan.

(o)	Represents payments by the Company during 2008 to Mr. Oberdorf for relocation expenses of $2,399 and related tax gross ups of $1,832 to relocate to the Company’s headquarters in Omaha, Nebraska.

(p)	Represents payments by the Company during 2008 for housing expenses for Messrs. Gupta, Mallin and Israelsen.

(q)	Represents payments by the Company during 2006 of expenses associated with retaining an executive compensation consultant for Mr. Gupta.
     The following table provides information regarding each grant of a plan-based award made to a NEO in the year ended December 31, 2008.
GRANTS OF PLAN-BASED AWARDS

				Stock Awards(2):	Grant Date
	Estimated Future Payouts Under Non-Equity			Number of Shares	Fair Value
	Incentive Plan Awards(1)			of Stock or Units	of Stock and
Name	Threshold ($)	Target ($)	Maximum ($)	Granted (#)	Option Awards(3)
V. Gupta	$—	$—	$—	—	$—
B. Fairfield	—	—	—	200,000	726,000
S. Dean	190,000	285,000	380,000	25,000	116,500
T. Oberdorf	—	—	—	117,080	425,000
E. Mallin	330,000	495,000	660,000	100,000	466,000
M. Israelsen(4)	—	0	—	40,000	186,400
G. Mahnke(4)	—	261,398	—	25,000	116,500

(1)	With respect to Messrs. Dean and Mallin, these columns reflect potential awards under our 2008 Plan. The components of this plan and the non-equity incentive plans for Mr. Israelsen and Dr. Mahnke are discussed in more detail under the heading “Compensation Discussion and Analysis — Executive Compensation for Fiscal Year 2008.” Actual payouts for 2008, if any, are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. For 2008, with the exception of Dr. Mahnke, the performance levels were not met and therefore, no performance based year end bonuses were paid for 2008. The grant date for these awards was January 24, 2008 for Mr. Dean and Mr. Mallin, February 1, 2008 for Mr. Israelsen and January 18, 2008 for Dr. Mahnke. Mr. Gupta, Mr. Fairfield, and Mr. Oberdorf did not participate in our 2008 incentive plans.

(2)	Grant of Restricted Stock Units under the 2007 Omnibus Incentive Plan discussed in our “Compensation Discussion and Analysis.” The grant date for these awards was December 18, 2008 for Mr. Fairfield and Mr. Oberdorf and December 26, 2008 for Mr. Dean, Mr. Mallin, Mr. Israelsen and Dr. Mahnke. The restricted stock units vest in four equal annual installments commencing December 18, 2009 for Messrs. Fairfield and Oberdorf and December 26, 2009 for Messrs. Dean, Mallin, Israelsen and Dr. Mahnke. If employment terminates for any reason, the remaining restricted stock units which have not vested are forfeited, except upon the consummation of a Corporate Transaction, as defined in the Company’s Amended and Restated 2007 Omnibus Incentive Plan, the RSUs will become 100% vested if they are not assumed, or equivalent RSUs are not substituted for the RSUs, by the Company or its successor.

(3)	Amounts are computed in accordance with SFAS No. 123R.

(4)	Neither Mr. Israelsen’s or Dr. Mahnke’s award had a minimum or a maximum threshold.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

	Option Awards(1)
	Number of	Number of
	Securities	Securities			Stock Awards(2)
	Underlying	Underlying			Number of	Market Value
	Unexercised	Unexercised			Shares or Units	of Shares or
	Options	Options	Option	Option	of Stock that	Units of Stock
	(#)	(#)	Exercise	Expiration	Have Not Vested	That Have Not
Name	Exercisable	Unexercisable	Price ($)	Date	Have Not Vested (#)	Vested ($)
V. Gupta	224,999	275,000	$12.60	3/10/2015	—	$—
B. Fairfield					200,000	948,000
S. Dean					25,000	118,500
T. Oberdorf					117,080	554,959
E. Mallin					100,000	474,000
M. Israelsen					40,000	189,600
G. Mahnke					25,000	118,500

(1)	These options were granted under the Company’s 1997 Stock Option Plan, as amended, on March 10, 2005. These options vested 30% on March 10, 2008 and 15% on March 10, 2009, and will vest 15% on March 10, 2010, 15% on March 10, 2011, 15% on March 10, 2012 and 10% on March 10, 2013. These options have a term of 10 years.

(2)	See footnotes 2 and 3 for the above “Grants of Plan-Based Awards” table for a description of these restricted stock units for Messrs. Fairfield, Dean, Oberdorf, Mallin, Israelsen and Dr. Mahnke.
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
     In December 2008, the Company entered into an employment agreement with Bill L. Fairfield. Please refer to the Form 8-K filed by the Company on December 31, 2008 for a complete copy of the employment agreement. The agreement with Mr. Fairfield provides for severance under certain circumstances. If the executive’s employment is terminated either (i) by the Company without Cause (as defined in the agreement), or (ii) by the executive for Good Reason (as defined in the agreement), and such termination is not in anticipation of or on or after a Change of Control (as defined in the agreement), the Company will make payments to the executive at a rate equal to one half the executive’s then Annual Salary plus one half the targeted Annual Cash Incentive for the year of termination. If such termination is in anticipation of or on or after a Change of Control, the Company shall pay to the executive a lump sum equal to two times executive’s then Annual Salary plus two times the targeted Annual Cash Incentive for the year of termination, less any Change of Control incentive payment received by the executive. Regardless of whether such termination was related to a Change of Control, the executive, his spouse and dependent children shall be entitled to continuation of health insurance coverage under the Company’s plans at the Company’s expense for one year. Also, all equity awards held by executive at termination which vest based on time shall become vested as of termination. Finally, any performance objectives upon which the earning of performance-based long-term incentives are conditioned shall be earned based on earned based on actual performance at the date of termination.
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
     In February 2008, a subsidiary of the Company, SalesGenie.com, Inc. entered into an employment agreement with Mark Israelsen, which provides for severance under certain circumstances. If Mr. Israelsen is terminated without “cause” (as defined in the agreement) or resigns for “Good Reason” (as defined in the agreement), the Company shall pay him, for a period of twelve months, his then current base salary plus a pro-rata amount equal to his annual bonus for the prior year. Such payments will cease immediately upon the first date executive commences any other full time employment. Additionally, upon such termination, the Company shall pay the executive any amount remaining under his agreed upon quarterly bonus, which is payable for the first 12 quarters of employment at $100,000 per quarter. Subsequent to the end of fiscal 2008, Mr. Israelsen ceased to be an executive officer and employee of the Company. The Company agreed to pay Mr. Israelsen severance of $400,000, of which $123,077 has already been paid, in accordance with his employment agreement.

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
Potential Payments to Bill L. Fairfield upon the Occurrence of Certain Events

		Termination
		by the
		Executive				Change in	Change in
		for Good	Termination			Control of	Control of
	Voluntary	Reason,	by the			Company	Company
	Termination or	Other Than	Company			without the	with the
	Termination for	a Change	Without			Executive’s	Executive’s
Component of Compensation	Cause	in Control	Cause	Disability	Death	Termination	Termination
Cash Severance (base salary + bonus)	$—	$510,000	$510,000	$270,000	$270,000	$510,000	$2,040,000
Stock Awards(1)	—	948,000	948,000	948,000	948,000	948,000	948,000
Health Insurance	—	6,950	6,950	6,950	6,950	—	6,950
Life Insurance	—	—	—	—	50,000	—	—
Disability Pay	—	—	—	349,808	—	—	—
Potential Payments to Stormy L. Dean upon the Occurrence of Certain Events

		Termination
		by the
		Executive				Change in	Change in
		for Good	Termination			Control of	Control of
	Voluntary	Reason,	by the			Company	Company
	Termination or	Other Than	Company			without the	with the
	Termination for	a Change	Without			Executive’s	Executive’s
Component of Compensation	Cause	in Control	Cause	Disability	Death	Termination	Termination
Cash Severance (base salary + bonus)	$—	$914,700	$914,700	$—	$—	$—	$1,219,600
Stock Awards	—	—	—	118,500	118,500	118,500	118,500
Health Insurance	—	6,352	6,352	—	—	—	6,352
Life Insurance	—	—	—	—	50,000	—	—
Disability Pay	—	—	—	1,636,932	—	—	—
Accrued Vacation Pay	52,050	52,050	52,050	52,050	52,050	—	52,050
Potential Payments to Thomas Oberdorf upon the Occurrence of Certain Events

		Termination
		by the
		Executive				Change in	Change in
		for Good	Termination			Control of	Control of
	Voluntary	Reason,	by the			Company	Company
	Termination or	Other Than	Company			without the	with the
	Termination for	a Change	without			Executive’s	Executive’s
Component of Compensation	Cause	in Control	Cause	Disability	Death	Termination	Termination
Cash Severance (base salary + bonus)	$—	$425,000	$425,000	$—	$—	$—	$850,000
Stock Awards	—	554,959	554,959	554,959	554,959	554,959	554,959
Accrued Vacation Pay	2,452	2,452	2,452	2,452	2,452	—	2,452
Potential Payments to Edward C. Mallin upon the Occurrence of Certain Events

		Termination
		by the
		Executive				Change in	Change in
		for Good	Termination			Control of	Control of
	Voluntary	Reason,	by the			Company	Company
	Termination or	Other Than	Company			without the	with the
	Termination for	a Change	without			Executive’s	Executive’s
Component of Compensation	Cause	in Control	Cause	Disability	Death	Termination	Termination
Cash Severance (base salary + bonus)	$—	$2,224,200	$2,224,200	$—	$—	$—	$3,336,300
Stock Awards	—	—	—	474,000	474,000	474,000	474,000
Health Insurance	—	5,224	5,224	—	—	—	5,224
Life Insurance	—	—	—	—	50,000	—	—
Disability Pay	—	—	—	734,466	—	—	—

Potential Payments to Mark Israelsen upon the Occurrence of Certain Events (1)

		Termination
		by the
		Executive				Change in	Change in
		for Good	Termination			Control of	Control of
	Voluntary	Reason,	by the			Company	Company
	Termination or	Other Than	Company			without the	with the
	Termination for	a Change	without			Executive’s	Executive’s
Component of Compensation	Cause	in Control	Cause	Disability	Death	Termination	Termination
Cash Severance (base salary + bonus)	$—	$1,200,000	$1,200,000	$—	$—	$—	$1,200,000
Stock Awards	—	—	—	—	—	189,600	189,600
Health Insurance	—	6,948	6,948	6,948	6,948	—	6,948
Life Insurance	—	—	—	—	200,000	—	—
Disability Pay	—	—	—	1,044,164	—	—	—
Accrued Vacation Pay	25,385	25,385	25,385	25,385	25,385	—	25,385

(1)	Subsequent to the end of fiscal 2008, Mr. Israelsen ceased to be an executive officer and employee of the Company.
Potential Payments to Dr. Greg Mahnke upon the Occurrence of Certain Events (2)

		Termination
		by the
		Executive				Change in	Change in
		for Good	Termination			Control of	Control of
	Voluntary	Reason,	by the			Company	Company
	Termination or	Other Than	Company			without the	with the
	Termination for	a Change	without			Executive’s	Executive’s
Component of Compensation	Cause	in Control	Cause	Disability	Death	Termination	Termination
Cash Severance (base salary + bonus)	$—	$304,344	$304,344	$304,333	$—	$—	$593,398
Stock Awards(1)	—	—	—	—	—	118,500	118,500
Health Insurance	—	10,879	10,879	10,879	10,879	—	10,879
Life Insurance	—	—	—	—	50,000	—	—
Disability Pay	—	—	—	955,068	—	—	—
Accrued Vacation Pay	46,397	46,397	46,397	46,397	46,397	—	46,397

(1)	The value of the stock award payments are calculated based on the amount awarded multiplied by the closing price of the Company’s common stock on the NASDAQ Global Select Market on December 31, 2008. In the case of a change on control of the Company, upon the consummation of a Corporate Transaction, as defined in the Company’s Amended and Restated 2007 Omnibus Incentive Plan, the RSUs will become 100% vested if they are not assumed, or equivalent RSUs are not substituted for the RSUs, by the Company or its successor.

(2)	Subsequent to the end of fiscal 2008, Dr. Mahnke ceased to be an executive officer and employee of the Company.

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
     For the period from January 1, 2008 through December 31, 2008, the chair of each standing Board committee, in addition to other compensation he received for services as a director, received an annual cash retainer of $20,000, payable in monthly installments of $1,667 each. For the periods of time in which the Company had a non-executive Chairman, the Chairman of the Board received an additional annual cash retainer of $50,000, payable in monthly installments of $4,167 each. For the periods of time in which the Company had a Lead Independent Director, the Lead Independent Director received, in addition to other compensation he received for services as a director or a committee chair, an additional annual cash retainer of $25,000, payable in monthly installments of $2,083 each. Members of non-standing committees, including the Special Litigation Committee, each received a cash retainer of $50,000, payable at the creation date of that committee, and an additional per meeting fee of $4,000 if travel was required or $2,000 if travel was not required.

	Fees
	Earned or
	Paid in Cash	Total
Name	($)	($)
Bernard W. Reznicek(1)	$296,615	$296,615
George Krauss(2)	288,917	288,917
Clifton T. Weatherford(3)	273,776	273,776
Robin S. Chandra(4)	256,581	256,581
Bill L. Fairfield(5)	248,250	248,250
Elliot S. Kaplan	120,000	120,000
John N. Staples III	110,000	110,000
Dr. George F. Haddix(6)	104,903	104,903
Dr. Vasant H. Raval(7)	102,903	102,903
Vinod Gupta(8)	40,000	40,000
Gary Morin(9)	22,581	22,581
Dennis P. Walker(10)	10,000	10,000

(1)	Mr. Reznicek received $144,000 in compensation, included within this total fees earned or paid in cash amount, for his services on the Special Litigation Committee during 2008.

(2)	Mr. Krauss received $148,000 in compensation, included within this total fees earned or paid in cash amount, for his services on the Special Litigation Committee during 2008.

(3)	Mr. Weatherford received $142,000 in compensation, included within this total fees earned or paid in cash amount, for his services on the Special Litigation Committee during 2008.

(4)	Mr. Chandra resigned from the Board of Directors effective February 6, 2009. He received $134,000 in compensation, included within this total fees earned or paid in cash amount, for his services on the Special Litigation Committee during 2008.

(5)	Mr. Fairfield was appointed to the position of Chief Executive Officer of the Company effective August 20, 2008. As of that date he no longer received compensation for his service on the Board of Directors. His compensation as Chief Executive Officer is reported in the “Summary Compensation Table.” Outstanding equity awards for Mr. Fairfield are reported in the “Outstanding Equity Awards at Fiscal Year-End” table. Mr. Fairfield received $144,000 in compensation, included within this total fees earned or paid in cash amount, for his services on the Special Litigation Committee during 2008.

(6)	Dr. Haddix resigned from the Board of Directors effective December 9, 2008.

(7)	Dr. Raval resigned from the Board of Directors effective December 9, 2008.

(8)	Mr. Gupta resigned as Chief Executive Officer of the Company effective August 20, 2008. As of that date he began receiving compensation for his service on the Board of Directors. His compensation as Chief Executive Officer is reported in the “Summary Compensation Table.” Outstanding equity awards for Mr. Gupta are reported in the “Outstanding Equity Awards at Fiscal Year-End” table.

(9)	Mr. Morin was appointed to the Board of Directors effective October 24, 2008.

(10)	Mr. Walker resigned from the Board of Directors effective January 25, 2008.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     Currently, the following individuals serve as members of the Compensation Committee: Thomas L. Thomas (Chair), George Krauss, Bernard W. Reznicek, and Roger Siboni. Prior members of the Compensation Committee in 2008 included Dr. George F. Haddix, Robin S. Chandra and Dennis P. Walker. No member of the Compensation Committee (with the exception of Mr. Fairfield, who became Chief Executive Officer of the Company in August 2008, subsequent to his resignation from the Compensation Committee in 2007) is or ever has been an executive officer or employee of the Company (or any of its subsidiaries), and no “compensation committee interlocks” existed during fiscal year 2008.

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

Dated: October 30, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Siboni Roger Siboni	Chairman of the Board	October 30, 2009

/s/ Bill L. Fairfield Bill L. Fairfield	Chief Executive Officer (principal executive officer)	October 30, 2009

/s/ Thomas Oberdorf Thomas Oberdorf	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	October 30, 2009

Vinod Gupta	Director	October 30, 2009

/s/ George Krauss George Krauss	Director	October 30, 2009

/s/ Gary Morin Gary Morin	Director	October 30, 2009

/s/ Bernard W. Reznicek Bernard W. Reznicek	Director	October 30, 2009

/s/ John N. Staples III John N. Staples III	Director	October 30, 2009

/s/ Thomas L. Thomas Thomas L. Thomas	Director	October 30, 2009

/s/ Clifton T. Weatherford Clifton T. Weatherford	Director	October 30, 2009

/s/ Lee D. Roberts Lee D. Roberts	Director	October 30, 2009