Form 10-Q
period 2009-09-30
infoGROUP Inc.
filed 2009-11-09
CIK 879437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of November 5, 2009 there were 57,523,923 shares of the registrant’s Common Stock, $0.0025 par value per share, outstanding.

infoGROUP Inc.

infoGROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$7,274	$4,691
Marketable securities	1,505	992
Trade accounts receivable, net of allowances of $1,839 and $2,177, respectively	40,474	56,030
List brokerage trade accounts receivable, net of allowances of $485 and $494, respectively	76,691	86,841
Unbilled services	13,143	11,120
Deferred income taxes	4,901	6,889
Income taxes receivable	—	3,782
Prepaid expenses	9,685	9,382
Deferred marketing costs	959	1,004
Assets held for sale	1,594	3,960
Current assets of discontinued operations	—	36,845

Total current assets	156,226	221,536

Property and equipment, net	50,985	59,235
Goodwill	353,794	377,708
Intangible assets, net	61,077	69,950
Other assets	2,711	2,505
Escrow, noncurrent	10,020	—
Noncurrent assets of discontinued operations	—	84,844

	$634,813	$815,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,815	$2,899
Accounts payable	11,927	29,569
List brokerage trade accounts payable	63,076	79,827
Accrued payroll expenses	34,266	32,128
Accrued expenses	16,283	16,068
Income taxes payable	5,873	—
Deferred revenue	48,941	60,479
Current liabilities of discontinued operations	—	16,659

Total current liabilities	183,181	237,629

Long-term debt, net of current portion	184,299	297,745
Deferred income taxes	4,810	10,552
Other liabilities	11,287	5,417
Noncurrent liabilities of discontinued operations	—	16,406
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 57,498,362 shares issued and outstanding at September 30, 2009 and 57,019,030 shares issued and outstanding at December 31, 2008	144	142
Paid-in capital	150,292	147,029
Retained earnings	109,748	114,082
Note receivable — shareholder	(6,800)	(9,000)
Accumulated other comprehensive loss	(2,148)	(4,224)

Total stockholders’ equity	251,236	248,029

	$634,813	$815,778

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

infoGROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2009	2008	2009	2008
	(UNAUDITED)		(UNAUDITED)

Net sales	$124,985	$144,996	$374,092	$446,777
Costs and expenses:
Cost of goods and services	45,556	51,623	138,453	154,912
Selling, general and administrative	63,065	97,328	200,174	259,294
Depreciation and amortization of operating assets	4,653	5,249	14,412	15,765
Amortization of intangible assets	2,285	3,201	8,058	9,712

Total operating costs and expenses	115,559	157,401	361,097	439,683

Operating income (loss)	9,426	(12,405)	12,995	7,094
Investment income	189	316	188	1,671
Other income (expense)	337	300	(987)	461
Interest expense	(2,111)	(4,251)	(7,517)	(13,347)

Other expense, net	(1,585)	(3,635)	(8,316)	(11,215)

Income (loss) before income taxes	7,841	(16,040)	4,679	(4,121)
Income tax expense (benefit)	2,995	(5,898)	1,825	(1,423)

Net income (loss) from continuing operations	4,846	(10,142)	2,854	(2,698)
Income (loss) from discontinued operations, net of tax	(46)	1,571	(7,188)	5,065

Net income (loss)	$4,800	$(8,571)	$(4,334)	$2,367

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.08	$(0.18)	$0.05	$(0.05)
Income (loss) from discontinued operations	$—	$0.03	$(0.13)	$0.09

Net income (loss)	$0.08	$(0.15)	$(0.08)	$0.04

Basic weighted average shares outstanding	57,808	57,054	57,294	56,698

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.08	$(0.18)	$0.05	$(0.05)
Income (loss) from discontinued operations	$—	$0.03	$(0.12)	$0.09

Net income (loss)	$0.08	$(0.15)	$(0.07)	$0.04

Diluted weighted average shares outstanding	58,369	57,054	57,870	56,698

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

infoGROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	NINE MONTHS ENDED
	September 30,
	2009	2008
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,334)	$2,367
Net income (loss) from discontinued operations	(7,188)	5,065

Net income (loss) from continuing operations	2,854	(2,698)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	14,412	15,765
Amortization of intangible assets	8,058	9,712
Amortization of deferred financing fees	1,090	687
Deferred income taxes	(3,914)	(5,130)
Non-cash stock compensation expense	1,197	373
Non-cash 401(k) contribution in common stock	2,067	2,171
(Gain) loss on sale of assets and marketable securities	554	(1,494)
Non-cash other expense (income)	20	—
Asset impairment charges	8,133	2,280
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable and unbilled services	14,941	14,696
List brokerage trade accounts receivable	10,150	12,482
Prepaid expenses and other assets	(398)	(2,009)
Deferred marketing costs	45	258
Accounts payable	(17,804)	8,019
List brokerage trade accounts payable	(16,750)	(18,465)
Income taxes receivable and payable, net	9,565	(10,013)
Accrued expenses and other liabilities	7,726	9,974
Deferred revenue	(12,503)	(12,194)

Net cash provided by operating activities — continuing operations	29,443	24,414
Net cash provided by (used in) operating activities — discontinued operations	(33,076)	7,648

Net cash provided by (used in) operating activities	(3,633)	32,062

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	9	1,813
Purchases of marketable securities	—	(3,255)
Proceeds from sale of property and equipment	1,894	4,651
Purchases of property and equipment	(5,065)	(17,019)
Acquisitions of businesses, net of cash acquired	—	(18,901)
Software development costs and purchases of other intangibles	(7,139)	(6,355)

Net cash used in investing activities — continuing operations	(10,301)	(39,066)
Net cash provided by (used in) investing activities — discontinued operations	128,376	(1,600)

Net cash provided by (used in) investing activities	118,075	(40,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(169,530)	(50,540)
Proceeds from long-term debt	56,000	79,300
Deferred financing costs paid	(1,085)	(1,283)
Dividends paid	—	(19,793)
Proceeds from shareholder for settlement	2,200	—
Tax benefit related to employee stock options	—	10
Proceeds from exercise of stock options	—	170

Net cash provided by (used in) financing activities — continuing operations	(112,415)	7,864

Effect of exchange rate fluctuations on cash and cash equivalents	556	(405)

Net increase (decrease) in cash and cash equivalents	2,583	(1,145)
Cash and cash equivalents, beginning	4,691	9,924

Cash and cash equivalents, ending	$7,274	$8,779

Supplemental cash flow information:
Interest paid	$6,704	$12,718

Income taxes paid	$44,508	$16,980

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
     This financial data should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2008 included in the Company’s 2008 Annual Report on Form 10-K, including amendments thereto, filed with the Securities and Exchange Commission (the “SEC”). Results for the interim periods presented are not necessarily indicative of results to be expected for the entire year.
     As disclosed in the Company’s Form 10-Q as of and for the period ended June 30, 2009, during the second quarter of 2009 the Company determined that certain revenues within a division of the Data Group segment were overstated as a result of recognizing revenue for printed directories prior to them being realizable. We corrected the error to properly present our Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2009 in accordance with GAAP. We reduced beginning retained earnings by an immaterial adjustment of $0.8 million after-tax to reflect the correction of the cumulative overstatement of revenue for periods through December 31, 2005. We corrected the remaining overstatement of $0.6 million pre-tax, ($0.4 million after-tax) for the periods subsequent to December 31, 2005 within the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009. This adjustment is reflected within our Condensed Consolidated Statements of Operations presented for the nine months ended September 30, 2009. There was no impact to the Condensed Consolidated Statements of Operations for the three months ended September 30, 2009.
     As a result of recording the correcting adjustment for the cumulative overstatement of revenue for periods through December 31, 2005, our Consolidated Balance Sheet presented as of December 31, 2008 was adjusted. We increased deferred revenues by $1.34 million to $60.5 million. We increased income taxes receivable by $0.5 million to $3.8 million. Retained earnings were reduced by $0.84 million to $114.1 million.
     The Company has concluded that the impact of this revenue recognition item is not material to any one period within its previously issued financial statements. We determined that reflecting the cumulative correction within the financial statements as an immaterial revision to beginning retained earnings and as an adjustment to the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009 is also not material. We will reflect the revision to beginning retained earnings to our previously issued financial statements for the prior periods in our prospective filings.
     Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board, (the “FASB”), issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This guidance establishes the FASB Codification as the source of authoritative generally accepted accounting principles. In addition, the rules and interpretive releases of the Securities and Exchange Commission continue to be sources of authoritative guidance. We adopted this guidance as of September 30, 2009, which did not have a material impact on our Condensed Consolidated Financial Statements other than revising certain disclosures within our financial statements to remove references to legacy accounting pronouncements.

     The Company adopted Subsequent Events as of June 30, 2009. See Note 16 of the Notes to the Condensed Consolidated Financial Statements for required disclosures. This guidance establishes the general standards of accounting for and disclosing events that occur after the balance sheet date but before the financial statements are issued or available to be issued. In addition, it requires disclosure of the date through which the Company has evaluated subsequent events and the basis for that date.
     The Company adopted Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly as of June 30, 2009. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for disclosures required during interim periods on the inputs and valuation techniques used to measure fair value.
     The Company adopted Interim Disclosures about Fair Value of Financial Instruments as of June 30, 2009. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for disclosures required during interim periods which were previously disclosed on an annual basis. Such disclosures include the fair value and related carrying value of financial instruments reported in the balance sheet, in addition to the methods and significant assumptions used to estimate those fair values.
     In June 2009, the FASB issued Amendments to FASB Interpretation No. 46(R). This guidance affects the requirements of consolidation accounting for variable interest entities and for qualifying special purpose entities. It requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling interest in a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact that adopting this guidance on January 1, 2010, will have on our Condensed Consolidated Financial Statements.
     In June 2009, the FASB issued Accounting for Transfers of Financial Assets — an amendment of Statement No. 140. This guidance is effective for financial asset transfers that occur in fiscal years beginning after November 15, 2009. We are required to adopt it as of January 1, 2010. We do not believe the adoption of this guidance will have a material impact on our Condensed Consolidated Financial Statements.
     In September 2009, the FASB ratified Multiple-Deliverable Revenue Arrangements. This guidance will impact entities that have multiple element revenue arrangements. It requires entities to follow a hierarchy in determining the selling price of an undelivered item. Also, for undelivered items that do not have vendor-specific objective evidence of a standalone selling price, an estimated selling price should be determined. In addition, the guidance eliminates use of the residual method and requires the use of the relative selling price method when allocating revenue in these types of arrangements. The Company is currently assessing whether we will early adopt the guidance with retrospective application or whether we will adopt the guidance prospectively beginning January 1, 2011 for new and materially modified revenue arrangements. We are also currently assessing the impact that the adoption will have on our Condensed Consolidated Financial Statements.
     In September 2009, the FASB issued Fair Value Measurements and Disclosures. This guidance allows companies to use the net asset value to estimate fair values of investments held of investment companies without readily determinable fair values. This is effective for the Company on December 31, 2009. We do not believe the adoption of this guidance will have a material impact on our Condensed Consolidated Financial Statements.
     In August 2009, the FASB issued Measuring Liabilities at Fair Value. This guidance provides clarification on measuring the fair value of liabilities using quoted prices of identical liabilities. This is effective for the Company January 1, 2011. We do not believe the adoption of this guidance will have a material impact on our Condensed Consolidated Financial Statements.
2. EARNINGS (LOSS) PER SHARE INFORMATION
     The following table shows the amounts used in computing earnings (loss) per share and the effect on the weighted average number of shares of dilutive common stock.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2009	2008	2009	2008
Weighted average number of shares used in basic earnings (loss) per share	57,808	57,054	57,294	56,698
Net additional common stock equivalent shares outstanding after assumed exercise of stock options	561	—	576	—

Weighted average number of shares outstanding used in diluted earnings (loss) per share	58,369	57,054	57,870	56,698

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
     The Company finalized the working capital adjustment per the Macro sale agreement. The gain of $2.6 million, $1.6 million after-tax, was recorded within discontinued operations of the Condensed Consolidated Statement of Operations for the three months ended June 30, 2009. The Company received the $2.6 million from ICF on July 31, 2009, and the current escrow amount (held in relation to the working capital adjustment) of $3.0 million was released to the Company on August 3, 2009. The proceeds received were used to pay down our debt during the third quarter of 2009.
     An indemnity escrow for $10.0 million of the proceeds was created to cover certain stipulated scenarios that could potentially cause financial damages to the purchaser for which the Company would be liable. The escrow period is 2 years from the date of sale. The Company is not aware of any items that could cause it to not receive the $10.0 million out of escrow at the end of the 2 year period.
     The summary comparative financial results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Net sales	$—	$36,884	$35,440	$113,437

Operating income (loss) from discontinued operations before income taxes	(11)	3,486	1,849	9,021
Gain from disposal of business	—	—	27,838	—

Income (loss) before income taxes	(11)	3,486	29,687	9,021
Income tax expense	(35)	(1,915)	(36,875)	(3,956)

Income (loss) from discontinued operations, net of tax	$(46)	$1,571	$(7,188)	$5,065

     The effective income tax rate for discontinued operations is significantly higher than the statutory tax rate due to $61.8 million of nondeductible goodwill related to the Macro sale. The effective tax rate for Macro’s tax gain was 40.3%. Income taxes of $44.5 million related to the sale of Macro were paid as of September 30, 2009. Income taxes payable of $6.6 million remains in the Condensed Consolidated Balance Sheet as of September 30, 2009. Deferred tax assets of $1.0 million and deferred tax liabilities of $16.1 million were reclassified to current income taxes payable as part of the sale. The deferred tax liabilities primarily consisted of temporary differences related to intangible assets.

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

4. ASSETS HELD FOR SALE
     Assets held for sale as of September 30, 2009 were $1.6 million, compared to $4.0 million as of December 31, 2008. These are assets the Company is in the process of selling and anticipates will be sold within the next twelve months. The assets include fractional interests in aircraft of $0.1 million, land of $1.1 million and a time share of $0.4 million as of September 30, 2009. During the nine months ended September 30, 2009, the Company sold its fractional interests in two separate aircraft for proceeds totaling $1.9 million, ($1.1 million received during the third quarter of 2009), resulting in an immaterial pre-tax loss. Impairments of $0.4 million were previously recorded during the nine months ended September 30, 2009 to reflect the fair market value of our fractional interests in these aircraft. Additionally, during the three and nine months ended September 30, 2009, the Company recorded an impairment of $0.1 million to reflect the fair market value of its timeshare.
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

     The following table summarizes segment information adjusted to exclude results of Macro for the prior year. The table also excludes total assets since the Company does not prepare separate Balance Sheets by segment and, as a result, assets are not separately identifiable by segment:

	For the Three Months Ended September 30, 2009
			Marketing		Condensed
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)

Net sales	$64,046	$36,951	$23,988	$—	$124,985
Operating income (loss)	15,925	8,975	(681)	(14,793)	9,426
Investment income	—	—	—	189	189
Interest expense	—	—	—	(2,111)	(2,111)
Other income (expense)	380	—	—	(43)	337

Income (loss) before income taxes	$16,305	$8,975	$(681)	$(16,758)	$7,841

	For the Three Months Ended September 30, 2008
			Marketing		Condensed
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)

Net sales	$74,839	$41,503	$28,654	$—	$144,996
Operating income (loss)	14,660	7,896	1,383	(36,344)	(12,405)
Investment income	—	—	—	316	316
Interest expense	—	—	—	(4,251)	(4,251)
Other income	—	—	—	300	300

Income (loss) before income taxes	$14,660	$7,896	$1,383	$(39,979)	$(16,040)

	For the Nine Months Ended September 30, 2009
			Marketing		Condensed
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)

Net sales	$193,422	$107,472	$73,198	$—	$374,092
Operating income (loss)	35,872	19,295	(744)	(41,428)	12,995
Investment income	—	—	—	188	188
Interest expense	—	—	—	(7,517)	(7,517)
Other income (expense)	380	—	—	(1,367)	(987)

Income (loss) before income taxes	$36,252	$19,295	$(744)	$(50,124)	$4,679

	For the Nine Months Ended September 30, 2008
			Marketing		Condensed
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)

Net sales	$237,854	$121,380	$87,543	$—	$446,777
Operating income (loss)	51,519	21,368	993	(66,786)	7,094
Investment income	—	—	—	1,671	1,671
Interest expense	—	—	—	(13,347)	(13,347)
Other income	—	—	—	461	461

Income (loss) before income taxes	$51,519	$21,368	$993	$(78,001)	$(4,121)

6. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss), including the components of other comprehensive income (loss), are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Net income (loss)	$4,800	$(8,571)	$(4,334)	$2,367
Other comprehensive income (loss):
Unrealized gain (loss) from investments:
Unrealized gains (losses)	896	(386)	1,130	(2,409)
Related tax benefit (expense)	(323)	139	(407)	867

Net	573	(247)	723	(1,542)

Foreign currency translation adjustments:
Unrealized gains	1,233	(2,144)	1,678	(1,802)
Related tax benefit (expense)	(537)	772	(348)	649

Net	696	(1,372)	1,330	(1,153)

Unrealized gain from pension plan:
Unrealized gains	26	14	79	41
Related tax expense	(9)	(5)	(28)	(15)

Net	17	9	51	26

Unrealized loss from derivative financial instruments:
Unrealized losses	(15)	(14)	(43)	(41)
Related tax benefit	5	5	15	15

Net	(10)	(9)	(28)	(26)

Total other comprehensive income (loss)	1,276	(1,619)	2,076	(2,695)

Comprehensive income (loss)	$6,076	$(10,190)	$(2,258)	$(328)

     The components of accumulated other comprehensive loss are as follows:

		Foreign	Unrealized		Accumulated
	Unrealized	Currency	Gains	Derivative	Other
	Losses from	Translation	From	Financial	Comprehensive
	Pension Plan	Adjustments	Investments	Instruments	Loss
	(In thousands)

Balance at September 30, 2009	$(1,166)	$(2,050)	$723	$345	$(2,148)

Balance at December 31, 2008	$(1,217)	$(3,380)	$—	$373	$(4,224)

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
8. SHARE—BASED PAYMENT ARRANGEMENTS
     Share-based payment programs include both the issuance of restricted stock units (RSU), and the issuance of stock options. RSUs and stock options have been granted to employees and directors under the stockholder approved 1997 Stock Option Plan and the stockholder approved amended and restated 2007 Omnibus Incentive Plan.
     Of the 172,470 total RSUs issued during the nine month period ended September 30, 2009, 122,970 were issued to members of the Board of Directors and vest on a pro-rata basis, 100% vested one year from the date of issuance, and 49,500 were issued to employees and primarily vest in four equal annual installments beginning one year from the date of issuance. The Company issued no RSUs during the nine month period ended September 30, 2008.
     The following table summarizes RSU activity for the nine months ended September 30, 2009:

			Weighted
		Weighted	Average
	Weighted	Average	Remaining	Aggregate
	Average Number	Grant-Date	Contractual	Intrinsic Value
	of RSUs	Fair Value	Term (Years)	(In thousands)
Nonvested at December 31, 2008	857,080	$4.74
Granted	172,470	4.47
Forfeited	143,481	—
Vested/Issued	5,721	5.71

Nonvested at September 30, 2009	880,348	$7.01	2.88	$6,171

     As of September 30, 2009, the total unrecognized compensation cost related to nonvested RSU grants was approximately $2.8 million, which is expected to be recognized over a remaining weighted average period of 1.59 years.
     The Company granted no stock options during the nine month period ended September 30, 2009 and granted 50,000 stock options during the nine month period ended September 30, 2008. These options, which were issued in June 2008, have an exercise price of $6.00 (which was 118% of the fair market price on the date of grant), will vest over a four-year period at 25% per year, and expire in June 2018, ten years from the grant date. Historically, the Company has issued stock option grants that either: 1) vest over an eight-year period, expire ten years from date of grant and are granted at 125% of the stock’s fair market value on the date of grant, or 2) that expire five years from the date of grant, vest over a four-year period at 25% per year and are granted at 100% of the stock’s fair market value on the date of grant.
     The Company applies the Black-Scholes valuation model in determining the fair value of stock option grants to employees and directors, which is then recognized as expense over the requisite service period. The fair value of stock options granted was estimated using the Black-Scholes valuation model with the following assumptions:

	Nine-Months Ended
	September 30,
	2009	2008
Risk-free interest rate	*	3.22%
Expected dividend yield	*	6.86%
Expected volatility	*	40.69%
Expected term (in years)	*	4.0

*	Not applicable as there were no stock option grants during the nine months ended September 30, 2009.
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

The following table summarizes stock option plan activity for the nine months ended September 30, 2009:

	Weighted		Weighted
	Average	Weighted	Average
	Number of	Average	Remaining	Aggregate Intrinsic
	Options	Exercise	Contractual	Value
	Shares	Price	Term (Year)	(In thousands)

Outstanding at December 31, 2008	570,000	$12.09
Granted	—	—
Exercised	—	—
Forfeited	2,750	14.58
Expired	2,250	14.58

Outstanding at September 30, 2009	565,000	$12.07	5.71	$51

Options exercisable at September 30, 2009	246,499	$12.34	5.58	$13

Vested or expected to vest at September 30, 2009	246,499	$12.34	5.58	$13

     As of September 30, 2009, the total unrecognized compensation cost related to nonvested stock option awards was approximately $0.5 million, which is expected to be recognized over a remaining weighted average period of 1.27 years.
     Compensation expense is recognized only for those options and RSUs expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. RSU expense is based on the fair value of infoGROUP common stock on the date of grant and is amortized over the vesting period. Total stock-based compensation expense was $0.4 million and $0.1 million for the quarter ended September 30, 2009 and September 30, 2008, respectively, and $1.2 million and $0.4 million for the nine months ended September 30, 2009 and September 30, 2008, respectively, and is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations. Related income tax benefits recognized in earnings were $0.1 million for the quarter ended September 30, 2009, none for the quarter ended September 30, 2008, and $0.5 million and $0.1 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.
     As of September 30, 2009, 3.6 million shares were available for additional stock option grants and RSU grants.
9. RESTRUCTURING CHARGES
     During the three months ended September 30, 2009, the Company recorded restructuring charges of $4.0 million, which are included within selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. This included $1.5 million for a reduction in workforce and $2.5 million in facility closure costs. During the nine months ended September 30, 2009, the Company recorded restructuring charges of $13.2 million. This included $7.9 million for a reduction in workforce and $5.3 million in facility closure costs.
     During the three months ended September 30, 2008, the Company recorded restructuring charges of $12.5 million. Total severance costs for the three months ended September 30, 2008 of $10.6 million included $10.0 million for severance incurred for Mr. Gupta as part of the Stipulation of Settlement. In addition, facility closure costs incurred during the three months ended September 30, 2008 were $1.9 million. During the nine months ended September 30, 2008, the Company recorded restructuring charges of $15.5 million, which included $13.6 million related to severance ($10.0 million for severance incurred for Mr. Gupta). Approximately $1.9 million of facility closure costs were incurred during the nine months ended September 30, 2008.

     The following table summarizes activity related to the restructuring charges recorded by the Company for the nine months ended September 30, 2009, including both the restructuring accrual balances and those costs expensed and paid within the same period:

	December 31,			September 30,
	2008			2009
	Beginning	Amounts	Amounts	Ending
	Accrual	Expensed	Paid	Accrual
	(in thousands)

Data Group:
Employee separation costs	$194	$4,517	$2,561	$2,150

Facility closure costs	$143	$1,708	$1,172	$679

Services Group:
Employee separation costs	$1,489	$1,022	$1,516	$995

Facility closure costs	$—	$1,561	$266	$1,295

Marketing Research Group:
Employee separation costs	$584	$913	$879	$618

Facility closure costs	$—	$2,057	$485	$1,572

Corporate Activities:
Employee separation costs	$409	$1,439	$787	$1,061

Facility closure costs	$296	$9	$305	$—

Total:
Employee separation costs	$2,676	$7,891	$5,743	$4,824

Facility closure costs	$439	$5,335	$2,228	$3,546

10. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company adopted “Fair Value Measurements” as of January 1, 2008. This guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     As of September 30, 2009, the Company held available-for-sale securities which are required to be measured at fair value on a recurring basis. These assets, presented as marketable securities on the Company’s Condensed Consolidated Balance Sheet are measured using quoted prices in active markets (Level 1 inputs). The carrying amount of cash approximates fair value because of the short maturity of these investments. There were no other-than-temporary impairment charges related to marketable securities for the quarter ended September 30, 2009 and $0.6 million for the nine months ended September 30, 2009.
     The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include certain noncurrent investments, fixed assets, goodwill, and other intangible assets. The noncurrent investments are included in other assets on the Company’s Condensed Consolidated Balance Sheets and are comprised of equity investments in non-marketable securities.
     Assets measured at fair value on a non-recurring basis on which impairment or other charges to earnings were recorded for the nine months ended September 30, 2009 were as follows (this is not including assets which were written-off due to providing no future economic benefit to the Company as disclosed in Notes 11 and 12 of the Notes to the Condensed Consolidated Financial Statements):

	Fair Value Measurements at September 30, 2009 Using				Loss Recognized
	Quoted Prices in				During Nine Months
	Active Markets for	Significant Other	Significant		Ended
	Identical Assets	Observable Inputs	Unobservable		September 30,
	(Level 1)	(Level 2)	Inputs (Level 3)	Total	2009
	(in thousands)

Assets held for sale	$—	$1,594	$—	$1,594	$(490)
Property and equipment	—	—	235	235	(739)
Intangible assets	—	—	336	336	(896)

Total	$—	$1,594	$571	$2,165	$(2,125)

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
     See Note 4 of the Notes to the Condensed Consolidated Financial Statements for details related to the assets held for sale impairment. The impairment recorded during the three months ended September 30, 2009 within assets held for sale was $0.1 million for the timeshare. The impairments within the property and equipment and intangible assets lines in the table above relate to an expresscopy.com impairment taken as of June 30, 2009 with no impairment for the three months ended September 30, 2009. See Notes 11 and 12 of the Notes to the Condensed Consolidated Financial Statements for further details related to other impaired assets which were written-off during the quarter ended September 30, 2009 as they are no longer providing any future economic benefit to the Company.
     The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts shown in the following table are included in the Condensed Consolidated Balance Sheets under the indicated captions.

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Financial assets:
Cash and cash equivalents	$7,274	$7,274	$4,691	$4,691

Marketable securities	$1,505	$1,505	$992	$992

Other assets — non-marketable investment securities	$160	$160	$174	$174

Financial liabilities:
Long-term debt	$187,114	$192,628	$300,644	$309,248

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
     Cash and cash equivalents. The carrying amounts approximate fair value, which were determined to be level 1 inputs, due to the short maturity of those instruments.
     Marketable securities. The fair values of equity investments are level 1 inputs as the values are based on quoted market prices at the reporting date for those or similar investments. Our marketable securities consist of two equity securities that are publicly traded securities.
     Other assets, including non-marketable investment securities. Investments in companies not traded on organized exchanges are valued on the basis of comparisons with similar companies whose shares are publicly traded. Values for companies not publicly traded on organized exchanges may also be based on analysis and review of valuations performed by others independent of the Company. These assets are level 2 inputs.

     Long-term debt. All debt obligations are valued at the discounted amount of future cash flows. The fair value of our long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at market Treasury rates for similar debt instruments of comparable maturities.
11. GOODWILL AND INTANGIBLE ASSETS
     Goodwill and intangible assets consist of the following:

	September 30, 2009			December 31, 2008
	(in thousands)
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Goodwill	$353,794	$—	$353,794	$377,708	$—	$377,708

Other intangible assets:
Non-compete agreements	16,752	14,830	1,922	16,911	14,265	2,646
Core technology	15,234	15,096	138	15,323	13,665	1,658
Customer base	59,083	32,410	26,673	58,638	27,874	30,764
Trade names	30,690	16,047	14,643	30,741	14,664	16,077
Purchased data processing software	73,478	73,478	—	73,478	73,478	—
Acquired database costs	87,971	87,971	—	87,971	87,971	—
Perpetual software license agreements	8,000	8,000	—	8,000	8,000	—
Software and database development costs	32,962	18,570	14,392	30,299	14,807	15,492
Deferred financing costs	15,573	12,264	3,309	14,488	11,175	3,313

Total other intangible assets	339,743	278,666	61,077	335,849	265,899	69,950

Total goodwill and other intangible assets	$693,537	$278,666	$414,871	$713,557	$265,899	$447,658

     The weighted average remaining amortization periods for the other intangible assets as of September 30, 2009 were: non-compete agreements (2.6 years), core-technology (0.9 years), customer base (4.0 years), trade names (8.7 years), software and database development costs (2.3 years) and deferred financing costs (2.1 years). The weighted average remaining amortization period as of September 30, 2009 for all intangible assets in total was 3.6 years.
     Goodwill decreased from $377.7 million at December 31, 2008 to $353.8 million at September 30, 2009. The Company performed a valuation during the first quarter of 2009 on the Marketing Research Group, excluding Macro. As a result of this valuation, the Company allocated an additional $23.3 million of goodwill to Macro upon its sale effective March 31, 2009.
     The Company recorded impairments for intangible assets for the three and nine months ended September 30, 2009 of $1.3 million and $4.8 million, respectively. Of the total, the Company recorded impairments of $1.3 million and $3.8 million for the three and nine months ended September 30, 2009, respectively, primarily for software development costs for projects which no longer are providing an economic benefit to the Company, and $0.9 million during the first and second quarter of 2009 related to expresscopy.com. Of these charges, $1.1 million and $4.3 million were recorded in the Data Group, $0.1 million and $0.1 million were recorded in the Service Group, and $0.1 and $0.4 million was recorded in Corporate Activities, and were included within selling, general and administrative expenses within the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009, respectively.

12. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)

Property and equipment	$196,469	$197,756
Less accumulated depreciation	145,484	138,521

Property and equipment, net	$50,985	$59,235

     The Company recorded impairments of $1.5 million, primarily for a software license agreement for the three months ended September 30, 2009. Impairments for the nine months ended September 30, 2009 totaled $2.3 million ($0.8 million of which was recorded during the first and second quarters of 2009 related to expresscopy.com). The impairments were recorded within selling, general and administrative expenses within the Condensed Consolidated Statements of Operations within the Data Group.
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
     In November 2007, the Company received a request from the Denver Regional Office of the Securities and Exchange Commission (“SEC”) asking the Company to produce voluntarily certain documents as part of an SEC investigation. The requested documents relate to the allegations made in the Derivative Litigation, as well as related party transactions, expense reimbursement, other corporate expenditures, and certain trading in the Company’s securities. The SEC subsequently issued subpoenas to the Company and a number of its current and former directors and officers. The Company cooperated fully with the SEC’s requests and the Special Litigation Committee, the formation and activities of which are described in more detail below, reported the results of its investigation to the SEC.
     On October 20, 2009, the Company announced it had reached an agreement in principle to resolve the SEC’s investigation. The SEC Commissioners must still approve the agreement, which was reached with the Denver Regional Office of the SEC, and thus the terms are not final. Under the proposed agreement, the Company would not admit or deny liability. The Company would agree to entry of a cease and desist order that it not violate Sections 13(a), 13(b) and 14(a) of the Securities Act of 1934 and related rules requiring that periodic filings be accurate, that accurate books and records and a system of internal accounting controls be maintained and that solicitations of proxies comply with the securities laws. The proposed agreement does not require the payment of any financial penalty by the Company.
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
     A number of remedial measures were adopted and implemented in conjunction with the Stipulation of Settlement. Also, pursuant to the terms of the Stipulation of Settlement, Vinod Gupta resigned as Chief Executive Officer of the Company on August 20, 2008. Mr. Gupta and

the Company entered into a Separation Agreement and General Release dated August 20, 2008 (the “Separation Agreement”), under which Mr. Gupta granted a release of certain claims against the Company related to the Derivative Litigation and the SLC’s investigation and received the right to severance payments totaling $10.0 million (contingent on Mr. Gupta adhering to certain requirements in the Separation Agreement and Stipulation of Settlement). The Company also granted a release of certain claims against Mr. Gupta related to the Derivative Litigation and the SLC’s investigation. The first severance payment in the amount of $5.0 million, which was due within sixty days of execution of the Separation Agreement, was paid by the Company to Mr. Gupta on October 17, 2008. The remaining severance payment of $5.0 million, included within the accrued expenses line of the Condensed Consolidated Balance Sheet, was paid by the Company when due on October 30, 2009, the day after the Company’s 2009 Annual Meeting of Stockholders.
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
     The Company has paid legal expenses associated with the SEC investigation for current director Vinod Gupta and former director Elliot Kaplan. During the third quarter of 2009, the Company paid $335,707 for Vinod Gupta and $49,790 for Elliot Kaplan and for the nine months ended September 30, 2009, the Company has paid $3,469,421 of these expenses for Vinod Gupta and $59,517 for Elliot Kaplan. These payments were made as advances to the directors for legal expenses and were done in accordance with the Company’s Bylaws and Delaware law. The payments on behalf of Elliot Kaplan were made to his law firm, Robins, Kaplan, Miller & Ciresi L.L.P. As announced in our Form 8-K filed on July 1, 2009, Elliot Kaplan resigned as a director of the Company effective June 30, 2009 in accordance with the terms of the Stipulation of Settlement, the material terms of which are set forth in the Company’s Current Report on Form 8-K/A filed on August 22, 2008.
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
14. RELATED PARTY TRANSACTIONS
     During the nine months ended September 30, 2008, the Company paid $24 thousand for rent and $6 thousand for association dues for use of a condominium owned by Jess Gupta, and used by the Company. The Company discontinued use of the condominium in August 2008. Nothing was paid during the nine months ended September 30, 2009 related to these fees. Jess Gupta is the son of Vinod Gupta, the Company’s former Chief Executive Officer.
     The Company received payment of $5 thousand during the third quarter of 2008 for office space utilized by Everest, Inc. (f/k/a Vinod Gupta & Company, f/k/a Annapurna Corporation), Everest Investment Management LLC and Everest Capital Partners, Inc. Everest Inc., Everest Investment Management LLC and Everest Capital Partners, Inc. are owned by Mr. Gupta and his three sons. The company was reimbursed $6 thousand and $14 thousand for the nine months ended September 30, 2009 and 2008, respectively. The use of the Company office space by Everest Inc., Everest Investment Management LLC and Everest Capital Partners, Inc. was terminated in April 2009. Additionally, the Company received reimbursements for use of office space from PK Ware, Inc., an entity of which George Haddix, who was a director of the Company at that time, is a majority shareholder. Reimbursements received from Dr. Haddix were $2 thousand during the third quarter of 2008 and $6 thousand for the nine months ended September 30, 2008. The Company received $1 thousand for reimbursements for use of office space from John N. Staples III, who is a director of the Company, during the third quarter of 2008, and $3 thousand during the nine months ended September 30, 2008. The use of Company office space by each of Dr. Haddix and Mr. Staples was terminated in September 2008.
     The Company received reimbursements from Everest Inc. for shared personnel services of $4 thousand during the third quarter of 2008, and $19 thousand during the nine months ended September 30, 2008. These shared services were terminated in August 2008. Additionally, the Company received other miscellaneous expense reimbursements from Everest Inc. of $7 thousand during the three months ended September 30, 2008 and $9 thousand for the nine months ended September 30, 2008. Nothing was paid out for nine months ended September 30, 2009 for these services.

15. DEBT
     At September 30, 2009, the term loan of the Senior Secured Credit Facility entered into on February 14, 2006 (as amended, the “2006 Credit Facility”), due February 2012, had a balance of $70.9 million, bearing an average interest rate of 2.29%. The revolving line of credit had a balance of $73.5 million, bearing an interest rate of 2.81%, and $101.5 million was available under the revolving line of credit which is due February 2011. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility. At September 30, 2009, the mortgage loan for the Papillion and Ralston facilities, due June 2017, had a balance of $41.1 million. During the quarter ended September 30, 2009, debt was reduced by $6.3 million. Debt was reduced by $113.5 million during the nine months ended September 30, 2009 ($95.7 million related to the proceeds received from the sale of Macro).
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
     On March 27, 2009, as a result of the purchase agreement between the Company and ICF regarding the sale of Macro as described in Note 3 of the Notes to the Condensed Consolidated Financial Statements, the Company and the lenders to the 2006 Credit Facility entered into a Fifth Amendment (the “Fifth Amendment”) to the 2006 Credit Facility (as amended by the Third Amendment, Fourth Amendment and the Fifth Amendment, the “Amended 2006 Credit Facility”), which, among other things: (1) consents to the sale of Macro to ICF; and (2) governs the application of proceeds from the sale of Macro. The Fifth Amendment did not change the terms of the credit agreement. The Fifth Amendment became effective contemporaneously with the closing of the Macro transaction on March 31, 2009. The Company recorded $0 and $1.1 million in fees during the three and nine months ended September 30, 2009, respectively, related to the Fifth Amendment, which were recorded in deferred financing costs within intangible assets in the Company’s Condensed Consolidated Balance Sheet.
     As a result of the amendments, the Company was in compliance with all restrictive covenants of the Amended 2006 Credit Facility as of September 30, 2009. The Company filed the 2007 Form 10-K and the First Quarter 2008 Form 10-Q with the SEC on August 8, 2008, the Second Quarter 2008 Form 10-Q on August 21, 2008 and timely filed its Form 10-Q for the quarters ended September 30, 2008, March 31, 2009, and June 30, 2009 and its Form 10-K and Form 10-K/A for the year ended December 31, 2008.
16. SUBSEQUENT EVENTS
     We have evaluated events that have occurred subsequent to September 30, 2009 through November 9, 2009, the date of our financial statement issuance and did not identify any subsequent events requiring disclosure other than disclosed in Note 13 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2009, Compared to
Three and Nine Months Ended September 30, 2008
     This discussion and analysis contains forward-looking statements, including without limitation statements in the discussion of comparative results of operations, accounting standards and liquidity and capital resources, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, which are subject to the “safe harbor” created by those sections. In some cases these forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Our actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from our recent results or those projected in the forward-looking statements are described under the heading “Risk Factors” in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We assume no obligation to update the forward-looking statements or such factors. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.
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
     We also intend to continue to grow through strategic acquisitions when presented with appropriate opportunities. We have grown through more than 35 strategic acquisitions in the last eleven years. These acquisitions have enabled us to acquire the requisite critical mass to compete over the long term in the database, direct marketing, e-mail marketing and market research industries. We also intend to grow through strategic alliances with other players in our industry. Last quarter we signed a strategic alliance agreement with Experian which will allow us to gain market share. We continue to see strategic alliances as an integral part of our growth strategy.
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
     As we continue to enhance our international databases, we are pursuing high growth, emerging markets in the Asia-Pacific region, Western Europe, and Australia. Outside of the United States, we have sales offices located in the United Kingdom, Australia, Canada, China, and Hong Kong.
     In 2007, we announced our plan to compile a business database in the United Kingdom. This database now contains information on approximately 2.2 million records, which is deemed to be a complete database. All the records have been created from a variety of publicly available sources and strategic alliances and have been telephone verified. We are also conducting telephone surveys to businesses in the database to augment the file with a variety of proprietary information, including: trading address, name of the owner or manager, number of employees per location, web site address (URL), email addresses, years established, and whether the business is a single location or part of a larger company. We are marketing this database to small, medium and large customers in the form of customized list products, online access, subscription services, and license agreements to end users as well as value added resellers.
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, selected financial information and other data. The amounts and related percentages may not be fully comparable due to acquisitions.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net sales	100%	100%	100%	100%
Costs and expenses:
Cost of goods and services	36	36	37	35
Selling, general and administrative	51	67	54	58
Depreciation and amortization of operating assets	4	4	4	3
Amortization of intangible assets	2	2	2	2

Total operating costs and expenses	93	109	97	98

Operating income	7	(9)	3	2
Other expense, net	(1)	(2)	(2)	(3)

Income (loss) before income taxes	6	(11)	1	(1)
Income tax expense (benefit)	2	(4)	—	—

Net income (loss) from continuing operations	4	(7)	1	(1)
Income (loss) from discontinued operations, net of tax	—	1	(2)	1

Net income (loss)	4%	(6)%	(1)%	—%

OTHER DATA:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
		(in thousands)
SALES BY SEGMENT:
Data Group	$64,046	$74,839	$193,422	$237,854
Services Group	36,951	41,503	107,472	121,380
Marketing Research Group	23,988	28,654	73,198	87,543

Total	$124,985	$144,996	$374,092	$446,777

SALES BY SEGMENT AS A PERCENTAGE OF NET
SALES:
Data Group	51%	51%	52%	53%
Services Group	30	29	29	27
Marketing Research Group	19	20	19	20

Total	100%	100%	100%	100%

Net sales
     Net sales for the quarter ended September 30, 2009 were $125.0 million, a decrease of 14% from $145.0 million for the same period in 2008. Net sales for the nine months ended September 30, 2009 were $374.1 million, a decrease of 16% from $446.8 million for the same period in 2008. Year over year, the Company experienced a decline in sales as a result of the weakened economy. The softness in demand resulted in a loss of revenue per customer. However, revenues in the third quarter of 2009 of $125.0 million were ahead of revenues of $121.6 million in the second quarter of 2009. This is due in part to licensing revenue growth and slight seasonality in the Services Group segment. In total, the revenue for the Company for the quarter ended September 30, 2009 also reflects the negative impact of foreign currency exchange rate fluctuations of $1.9 million as compared to the same period in 2008 and $10.4 million for the nine months ended September 30, 2009 compared to the same period in 2008.
     The Data Group provides our proprietary databases and database marketing solutions, and principally engages in the selling of sales lead generation products to small- to medium-sized companies, small office and home office businesses and individual consumers. Customers purchase our information as custom lists or on a subscription basis primarily through the Internet. Sales of subscription-based products require us to recognize revenues over the subscription period instead of at the time of sale. This segment also includes the licensing of our databases to value-added resellers. Net sales of the Data Group for the quarter ended September 30, 2009 were $64.0 million, a 14% decrease from $74.8 million for the same period in 2008. Net sales for the nine months ended September 30, 2009 were $193.4 million, a decrease of 19% from $237.9 million for the same period in 2008. The decrease in Data Group net sales that was related to the change in foreign currency for our operations in the United Kingdom and Canada was approximately $0.9 million, or 1%, and $4.2 million or 2%, during the three and nine months ended September 30, 2009, respectively. For the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008, the British Pound decreased 13% and the Canadian Dollar decreased 9%. The primary decrease in net sales experienced to date in 2009 when compared to the same period in 2008 is due to an overall decline in demand for the traditional direct marketing products resulting in lower order volumes from our existing customers and lower royalties from our licensing customers. In addition, our competitors have continued to be aggressive in pricing, which has forced lower pricing from us resulting in fewer revenue dollars for the Data Group. However, licensing royalties increased during the third quarter 2009 compared with the second quarter of 2009 providing most of the 3.1% increase in revenues for the segment.
     The Services Group provides e-mail marketing solutions, list brokerage and list management services and online interactive marketing services to large companies in the United States, Canada and globally. Net sales of the Services Group for the quarter ended September 30, 2009 were $37.0 million, an 11% decrease from $41.5 million for the same period in 2008. Net sales of the Services Group for the nine months ended September 30, 2009 were $107.5 million, an 11% decrease from $121.4 million for the same period in 2008. The majority of the decrease in Services Group net sales compared to the same period in the prior year is related to lower volumes in mailings for list brokerage and list management customers as customers are moving more towards digital offerings, which are a focus of the Company, and customers having less marketing spend with the weakened economy. Our decreases in revenues were slightly offset by growth during the current year compared to the same period in the prior year in our digital business as e-mail and cellular text marketing continues to become a larger part of corporate advertising. Revenues have trended upwards from the second quarter of 2009 by approximately 6.3% as revenue growth occurs typically in the second half of the year, consistent with our normal seasonality related to fall and winter holidays and events.
     The Marketing Research Group provides diversified market and business research. Net sales of the Marketing Research Group for the quarter ended September 30, 2009 were $24.0 million, a 16% decrease from $28.7 million for the same period in 2008. Net sales of the Marketing Research Group for the nine months ended September 30, 2009 were $73.2 million, a 16% decrease from $87.5 million for the same period in 2008. The decrease in Marketing Research Group net sales that was related to the change in foreign currency exchange rates, mainly for our operations in the United Kingdom and Australia, was $1.1 million, or 4%, and $6.2 million or 8.5%, during the three and nine months ended September 30, 2009, respectively. For the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008, the British Pound decreased 13% and the Australian Dollar decreased 7%. Additionally, the Marketing Research Group is experiencing continued declines in project based orders, and delays in the fulfillment of existing projects as customers are delaying the fulfillment of orders due to the economy when compared to the same period in the prior year. Revenues for the third quarter of 2009 decreased by approximately 3% when compared to revenues for the second quarter of 2009.
     We anticipate consolidated revenue levels for the quarter ending December 31, 2009 to be in line with the revenue results for the quarter ended September 30, 2009.
Cost of goods and services
     Cost of goods and services for the quarter ended September 30, 2009 were $45.6 million, or 36% of net sales, compared to $51.6 million, or 36% of net sales for the same period in 2008. Cost of goods and services for the nine months ended September 30, 2009 were $138.5 million, or 37% of net sales, compared to $154.9 million, or 35% of net sales for the same period in 2008. Costs of goods and services decreased $6.1 million or 12% for the three months ended September 30, 2009 compared to the same period in 2008 while costs of goods and services decreased $16.5 million or 11% for the nine months ended September 30, 2009 compared to the same period in 2008. Decreases in costs of goods and services is primarily driven by an overall decrease in net sales offset by costs that are fixed in nature and do not correlate directly with the change in revenues.
     Cost of goods and services of the Data Group for the quarter ended September 30, 2009 were $20.1 million, or 31% of net sales, compared to $23.3 million, or 31% of net sales for the same period in 2008. Cost of goods and services of the Data Group for the nine months ended September 30, 2009 were $61.2 million, or 32% of net sales, compared to $68.5 million, or 29% of net sales for the same period in 2008. The decrease in cost of goods and services is due to the decrease in net sales for the third quarter of 2009 as compared to the same period in 2008; however, costs did not decrease at the same rate because a majority of the database compilation and product development costs are fixed and do not fluctuate directly with sales.
     Cost of goods and services of the Services Group for the quarter ended September 30, 2009 were $9.4 million, or 26% of net sales, compared to $9.5 million, or 23% of net sales for the same period in 2008. Cost of goods and services of the Services Group for the nine months ended September 30, 2009 were $28.5 million, or 27% of net sales, compared to $28.5 million, or 23% of net sales for the same period in 2008. Costs as a percentage of sales increased year over year for the comparable periods which is primarily due to the increased costs associated with e-mail and cellular text marketing due to the growth of the digital business year over year.
     Cost of goods and services of the Marketing Research Group for the quarter ended September 30, 2009 were $15.0 million, or 63% of net sales, compared to $17.8 million, or 62% of net sales for the same period in 2008. Cost of goods and services of the Marketing Research

Group for the nine months ended September 30, 2009 were $45.9 million, or 63% of net sales, compared to $54.6 million, or 62% of net sales for the same period in 2008. Cost fluctuations are related to the decrease in net sales for the second quarter of 2009 as compared to the same period in 2008 offset slightly by increased costs incurred in 2009 related to specific tailored marketing programs developed to increase revenue.
     Cost of goods and services of Corporate Activities for the quarter ended September 30, 2009 were $1.0 million, compared to $1.1 million for the same period in 2008. Cost of goods and services of Corporate Activities for the nine months ended September 30, 2009 were $2.9 million, compared to $3.3 million for the same period in 2008. Total cost of goods and services for Corporate Activities includes costs related to services to support the Company’s network administration, help desk functions and system personnel and support fees for accounting and finance.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the quarter ended September 30, 2009 were $63.1 million, or 51% of net sales, compared to $97.3 million, or 67% of net sales for the same period in 2008. Selling, general and administrative expenses for the nine months ended September 30, 2009 were $200.2 million, or 54% of net sales, compared to $259.3 million, or 58% of net sales for the same period in 2008. Included within selling, general and administrative expenses were costs incurred during the periods for restructuring, non-recurring and non-cash charges which totaled approximately $27.6 million and $40.5 million for the three and nine months ended September 30, 2008, respectively, compared to $9.3 million and $31.2 million for the three and nine months ended September 30, 2009, respectively. The most significant portion of these charges was due to legal and professional fees related to the Special Litigation Committee’s investigation and the Derivative Litigation. Such amounts incurred during the three and nine months ended September 30, 2008 were $14.3 million and $23.9 million, respectively. Whereas, such legal and professional fees were $2.0 million and $7.7 million for the three and nine months ended September 30, 2009, respectively. Additionally, restructuring and severance charges incurred during the three and nine months ended September 30, 2008 were $12.5 million and $15.5 million, respectively, compared to $4.0 million and $13.2 million for the three and nine months ended September 30, 2009, respectively.
     During the three months ended September 30, 2009, the Company recorded restructuring charges of $4.0 million. This included $1.5 million for a reduction in workforce and $2.5 million in facility closure costs. During the nine months ended September 30, 2009, the Company recorded restructuring charges of $13.2 million. This included $7.9 million for a reduction in workforce, as a part of the Company’s continuing strategy to reduce costs and focus on core operations, and $5.3 million in facility closure costs.
     During the three months ended September 30, 2008, the Company recorded restructuring charges of $12.5 million. Total severance costs for the three months ended September 30, 2008 of $10.6 million included $10.0 million for severance incurred for Mr. Gupta as part of the Stipulation of Settlement. In addition, facility closure costs incurred during the three months ended September 30, 2008 were $1.9 million. During the nine months ended September 30, 2008, the Company recorded restructuring charges of $15.5 million, which included $13.6 million related to severance ($10.0 million for severance incurred for Mr. Gupta). Approximately $1.9 million of facility closure costs were incurred during the nine months ended September 30, 2008.
     Selling, general and administrative expenses of the Data Group for the quarter ended September 30, 2009 were $25.2 million, or 39% of net sales, compared to $32.8 million, or 44% of net sales for the same period in 2008. Selling, general and administrative expenses of the Data Group for the nine months ended September 30, 2009 were $86.2 million, or 45% of net sales, compared to $105.7 million, or 44% of net sales for the same period in 2008. The majority of the decrease in selling, general and administrative costs is related to cost cutting initiatives introduced in 2009 that include consolidating operations. The Data Group incurred $1.1 million in severance costs and $0.9 million in facility closure costs during the quarter ended September 30, 2009. For the nine months ended September 30, 2009, the Data Group incurred $4.5 million in severance costs and $1.7 million in facility closure costs. The cost savings experienced by the Data Group were slightly offset by fixed charges and intangible asset impairment charges incurred of $1.7 million for the nine months ended September 30, 2009, primarily as a result of the impairment of expresscopy.com. Also, $3.5 million in costs were recorded during the nine months ended September 30, 2009 for software development costs incurred related to projects deemed to be impaired.
     Selling, general and administrative expenses of the Services Group for the quarter ended September 30, 2009 were $16.7 million, or 45% of net sales, compared to $22.0 million, or 53% of net sales for the same period in 2008. Selling, general and administrative expenses of the Services Group for the nine months ended September 30, 2009 were $53.8 million, or 50% of net sales, compared to $65.1 million, or 54% of net sales for the same period in 2008. The majority of the decrease in selling, general and administrative costs is related to cost cutting initiatives introduced in 2009 that include consolidating operations. The Services Group incurred $0.2 million in facility closure costs during the quarter ended September 30, 2009. For the nine months ended September 30, 2009, the Services Group incurred $1.0 million in severance costs and $1.6 million in facility closure costs.

     Selling, general and administrative expenses of the Marketing Research Group for the quarter ended September 30, 2009 were $8.4 million, or 35% of net sales, compared to $8.2 million, or 29% of net sales for the same period in 2008. Selling, general and administrative expenses of the Marketing Research Group for the nine months ended September 30, 2009 were $24.1 million, or 33% of net sales, compared to $27.9 million, or 32% of net sales for the same period in 2008. The majority of the decrease in selling, general and administrative costs is related to cost cutting initiatives introduced in 2009 that include consolidating operations. The Marketing Research Group incurred $0.2 million in severance costs and $1.4 million in facility closure costs during the quarter ended September 30, 2009. For the nine months ended September 30, 2009, the Marketing Research Group incurred $0.9 million in severance costs and $2.0 million in facility closure costs.
     Selling, general and administrative expenses of Corporate Activities for the quarter ended September 30, 2009 were $12.8 million, compared to $34.4 million for the same period in 2008. Selling, general and administrative expenses of Corporate Activities for the nine months ended September 30, 2009 were $36.0 million, compared to $60.5 million for the same period in 2008. Corporate Activities includes selling, general and administrative costs that cannot be directly attributed to the revenue producing segments. During the three and nine months ended September 30, 2009, the Company incurred $2.0 million and $7.7 million, respectively, in legal and professional fees related to the investigation by the SEC as described in further detail in Note 13 in the Notes to Condensed Consolidated Financial Statements. During the three and nine months ended September 30, 2008, the Company incurred $14.3 million and $23.9 million, respectively, in legal and professional fees related to the Special Litigation Committee’s investigation and the Derivative Litigation. During the three and nine months ended September 30, 2009, Corporate Activities incurred $0.2 million and $1.5 million, respectively, of severance costs.
     The Company estimates its cost savings initiatives implemented in 2009 to have an annualized impact of approximately $35 million.
Depreciation and amortization of operating assets
     Depreciation and amortization of operating assets for the quarter ended September 30, 2009 totaled $4.7 million, or 4% of net sales, compared to $5.2 million, or 4% of net sales for the same period in 2008. Depreciation and amortization of operating assets for the nine months ended September 30, 2009 totaled $14.4 million, or 4% of net sales, compared to $15.8 million, or 3% of net sales for the same period in 2008.
     Depreciation and amortization of operating assets of the Data Group for the quarter ended September 30, 2009 was $2.0 million, or 3% of net sales, compared to $2.8 million, or 4% of net sales for the same period in 2008. Depreciation and amortization of operating assets of the Data Group for the nine months ended September 30, 2009 was $7.0 million, or 4% of net sales, compared to $8.1 million, or 3% of net sales for the same period in 2008.
     Depreciation and amortization of operating assets of the Services Group for the quarter ended September 30, 2009 was $1.2 million, or 3% of net sales compared to $1.0 million, or 2% of net sales for the same period in 2008. Depreciation and amortization of operating assets of the Services Group for the nine months ended September 30, 2009 was $3.4 million, or 3% of net sales, compared to $3.1 million, or 3% of net sales for the same period in 2008.
     Depreciation and amortization of operating assets of the Marketing Research Group for the quarter ended September 30, 2009 was $0.5 million, or 2% of net sales each of the second quarters of 2009 and 2008. Depreciation and amortization of operating assets of the Marketing Research Group for the nine months ended September 30, 2009 was $1.4 million, or 2% of net sales, compared to $1.6 million, or 2% of net sales for the same period in 2008.
     Depreciation and amortization of operating assets of Corporate Activities for the quarter ended September 30, 2009 was $1.0 million, consistent with $0.9 million for the same period of 2008. Depreciation and amortization of operating assets of Corporate Activities for the nine month period ended September 30, 2009 was $2.5 million compared to $3.0 million for the same period in 2008.
Amortization of intangible assets
     Amortization of intangible assets for the quarter ended September 30, 2009 totaled $2.3 million, or 2% of net sales, compared to $3.2 million, or 2% of net sales for the same period in 2008. Amortization of intangible assets for the nine months ended September 30, 2009 totaled $8.1 million, or 2% of net sales, compared to $9.7 million, or 2% of net sales for the same period in 2008.
     Amortization of intangible assets of the Data Group for the quarter ended September 30, 2009 was $0.8 million, or 1% of net sales, compared to $1.3 million, or 2% of net sales for the same period in 2008. Amortization of intangible assets of the Data Group for the nine months ended September 30, 2009 was $3.2 million, or 2% of net sales, compared to $4.0 million, or 2% of net sales for the same period in 2008. The decrease in amortization of intangible assets for the Data Group is due to the decrease in value of intangibles related to the impairment of certain identifiable intangible assets.

     Amortization of intangible assets of the Services Group for the quarter ended September 30, 2009 was $0.7 million, or 2% of net sales, compared to $1.1 million, or 3% of net sales for the same period in 2008. Amortization of intangible assets of the Services Group for the nine months ended September 30, 2009 was $2.4 million, or 2% of net sales, compared to $3.3 million, or 3% of net sales for the same period in 2008.
     Amortization of intangible assets of the Marketing Research Group for the quarter ended September 30, 2009 was $0.8 million, or 4% of net sales compared to $0.8 million, or 3% of net sales for the same period in 2008. Amortization of intangible assets of the Marketing Research Group for the nine months ended September 30, 2009 was $2.5 million, or 3% of net sales, compared to $2.4 million, or 3% of net sales for the same period in 2008.
Operating income (loss)
     As a result of the factors previously described, the Company had operating income of $9.4 million, or 7% of net sales, during the quarter ended September 30, 2009, compared to an operating loss of $12.4 million, or 9% of net sales for the same period in 2008. The Company had operating income of $13.0 million, or 3% of net sales, during the nine months ended September 30, 2009, compared to operating income of $7.1 million, or 2% of net sales for the same period in 2008.
     Operating income for the Data Group for the quarter ended September 30, 2009 was $15.9 million, or 25% of net sales, compared to $14.7 million, or 20% of net sales for the same period in 2008. Operating income for the Data Group for the nine months ended September 30, 2009 was $35.9 million, or 19% of net sales, as compared to $51.5 million, or 22% of net sales for the same period in 2008.
     Operating income for the Services Group for the quarter ended September 30, 2009 was $9.0 million, or 24% of net sales, compared to $8.0 million, or 19% of net sales, for the same period in 2008. Operating income for the Services Group for the nine months ended September 30, 2009 was $19.3 million, or 18% of net sales, as compared to $21.4 million, or 18% of net sales for the same period in 2008.
     Operating loss for the Marketing Research Group for the quarter ended September 30, 2009 was $0.7 million, or 3% of net sales, compared to operating income of $1.4 million, or 5% of net sales for the same period in 2008. Operating loss for the Marketing Research Group for the nine months ended September 30, 2009 was $0.7 million as compared to operating income of $1.0 million for the same period in 2008.
     Operating loss for Corporate Activities for the quarter ended September 30, 2009 was $14.8 million, compared to $36.3 million for the same period in 2008. Operating loss for Corporate Activities for the nine months ended September 30, 2009 was $41.4 million, compared to $66.8 million for the same period in 2008.
Other expense, net
     Other expense, net was $1.6 million, or 1% of net sales, and $3.6 million, or 2% of net sales, for the quarters ended September 30, 2009 and 2008, respectively. Other expense, net was $8.3 million, or 2% of net sales, and $11.2 million, or 3% of net sales, for the nine months ended September 30, 2009 and 2008, respectively. Other expense, net is comprised of interest expense, investment income or expense, and other income or expense items, which do not represent components of operating expense of the Company. The majority of the other expense, net was for interest expense, which was $2.1 million and $4.3 million for the quarters ended September 30, 2009 and 2008, respectively, and $7.5 million and $13.3 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in interest expense is due to the decrease in our long-term debt balances as we have made significant efforts to pay down our debt. Debt was reduced by $6.3 million during the third quarter of 2009 and $113.5 million during the nine months ended September 30, 2009.
Income tax expense (benefit)
     We recorded income tax expense of $3.0 million for the quarter ended September 30, 2009, and income tax benefit of $5.9 million for the quarter ended September 30, 2008. Income tax expense of $1.8 million and income tax benefit of $1.4 million was recorded during the nine months ended September 30, 2009 and 2008, respectively. The effective income tax rate used for the nine months ended September 30, 2009 and 2008 was 39.0% and 34.5%, respectively. The effective tax rate increased from 37% as of June 30, 2009 to 39% as of September 30, 2009, primarily due to interest accrued on uncertain tax positions.

Income (loss) from discontinued operations, net of tax
          Loss from discontinued operations, net of tax, for the three and nine months ended September 30, 2009 was $0 and $7.2 million, respectively. This includes a loss from the sale of Macro of $9.8 million as a result of receiving proceeds from the sale of Macro of $155.0 million, less the net investment and transaction costs of $129.8 million, resulting in a pre-tax gain of $25.2 million, less income tax expense of $35.0 million. The Company finalized the working capital adjustment per the Macro sale agreement. The gain of $2.6 million, $1.6 million after-tax, was recorded within discontinued operations of the Condensed Consolidated Statement of Operations for the three months ended June 30, 2009. The Company received the $2.6 million from ICF on July 31, 2009, and the current escrow amount (held in relation to the working capital adjustment) of $3.0 million was released to the Company on August 3, 2009. The proceeds received were used to pay down our debt during the third quarter of 2009.
Liquidity and Capital Resources
Overview
     At September 30, 2009, the term loan of the Senior Secured Credit Facility entered into on February 14, 2006 (as amended, the “2006 Credit Facility”), due February 2012, had a balance of $70.9 million, bearing an average interest rate of 2.29%. The revolving line of credit had a balance of $73.5 million, bearing an interest rate of 2.81%, and $101.5 million was available under the revolving line of credit which is due February 2011. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility. At September 30, 2009, the mortgage loan for the Papillion and Ralston facilities, due June 2017, had a balance of $41.1 million. During the quarter ended September 30, 2009, debt was reduced by $6.3 million. Debt was reduced by $113.5 million during the nine months ended September 30, 2009 ($95.7 million related to the proceeds received from the sale of Macro).
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
     We are subject to and are in compliance with the non-financial and financial covenants in the 2006 Credit Facility, which includes a minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”), with adjustments to EBITDA for certain agreed upon items including non-operating, non-recurring gains (losses), other charges (gains), asset impairments, non-cash stock compensation expense and other items specified in the 2006 Credit Facility. For the twelve month period ended September 30, 2009, our financial covenants were as follows: our consolidated fixed charge coverage ratio was 4.11, compared to a minimum required of 1.15; our consolidated total leverage ratio was 1.97, compared to a maximum allowed of 2.75; and at the quarter ended September 30, 2009, our consolidated net worth was $251.2 million, compared to a minimum required of $222.6 million.
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
     As a result of the amendments, the Company was in compliance with all restrictive covenants of the Amended 2006 Credit Facility as of September 30, 2009. The Company filed the 2007 Form 10-K and the First Quarter 2008 Form 10-Q with the SEC on August 8, 2008, the Second Quarter 2008 Form 10-Q on August 21, 2008 and timely filed its Form 10-Q for the quarters ended September 30, 2008, March 31, 2009, and June 30, 2009 and its Form 10-K and Form 10-K/A for the year ended December 31, 2008.
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
     As of September 30, 2009, the Company has incurred $34.3 million in professional fees and legal expenses attributable to the Special Litigation Committee’s investigation, the Derivative Litigation and the SEC’s investigation. This includes $3.0 million incurred in 2007, $23.6 million incurred in 2008 and $7.7 million incurred in 2009. The Company expects to incur some additional expenses related to the SEC investigation going forward.
     As of September 30, 2009, we had a working capital deficit of $27.0 million, which included $48.9 million of deferred revenue. The Company has consistently generated positive cash flows from continuing operations which has enabled us, in part, to improve our capital structure by reducing our debt and interest expense. The first tranche of debt is due in February 2011 and the related outstanding balance is $73.5 million at September 30, 2009. The Company does plan to continue to pay down its debt over time. We believe that our existing sources of liquidity and cash generated from continuing operations, combined with our continued access to the capital markets to refinance our debt as it comes due in February 2011 and 2012, will satisfy our projected working capital, debt repayments and other cash requirements. Acquisitions of other technologies, products or companies, or internal product development efforts may require us to obtain additional equity or debt financing, which may not be available or may be dilutive.
Selected Condensed Consolidated Statements of Cash Flows Information
     Net cash used in operating activities during the nine months ended September 30, 2009 totaled $3.6 million compared to net cash provided by operating activities of $32.1 million for the same period in 2008. The $35.7 million increase in net cash used in operating activities was primarily driven by Macro, which was sold in the first quarter of 2009 and had an increase in net cash used in operating activities of $40.7 million.
     Net cash provided by investing activities during the nine months ended September 30, 2009 totaled $118.1 million, compared to net cash used in investing activities of $40.7 million for the same period in 2008. The increase in investing activities cash flow is mainly attributable to the sale of Macro net assets for $128.4 million reflected in the nine months ended September 30, 2009, while the nine months ended September 30, 2008 reflects cash primarily used in the acquisition of Direct Media, Inc. of $18.9 million in January 2008, as well as higher capital expenditures.

     Net cash used in financing activities during the nine months ended September 30, 2009 totaled $112.4 million, compared to net cash provided by financing activities of $7.9 million for the same period in 2008. Net payments of long-term debt were $113.5 million during the nine months ended September 30, 2009, primarily as a result of proceeds received in the Macro divestiture. For the same period in 2008, net proceeds from long-term debt were $28.8 million, which were used to fund dividend payments to shareholders and the Direct Media, Inc. acquisition.
Selected Condensed Consolidated Balance Sheet Information
     The December 31, 2008 Condensed Consolidated Balance Sheet has been adjusted to classify the divested Macro assets and liabilities as assets and liabilities of discontinued operations.
     Trade accounts receivable decreased to $40.5 million at September 30, 2009 from $56.0 million at December 31, 2008. The decrease was the result of declines in net sales and timing of collection of invoices.
     List brokerage trade accounts receivable decreased to $76.7 million at September 30, 2009 from $86.8 million at December 31, 2008. The decrease is the result of a decline in net sales for the list brokerage business due to the seasonality of the industry, as well as the weakened economy.
     Goodwill decreased to $353.8 million at September 30, 2009 from $377.7 million at December 31, 2008 resulting from the sale of Macro.
     The escrow, noncurrent balance of $10.0 million at September 30, 2009 represents proceeds in an escrow account associated with the Macro divestiture for indemnity claims.
     Accounts payable decreased to $11.9 million at September 30, 2009 from $29.6 million at December 31, 2008. The decrease was primarily due to the timing of payments and overall reduced expenses pertaining to headcount reductions, facility closures, and marketing reductions.
     List brokerage trade accounts payable decreased to $63.1 million at September 30, 2009 from $79.8 million at December 31, 2008, which is related to the decrease in the list brokerage trade accounts receivable.
     Income taxes payable increased to $5.9 million at September 30, 2009 as compared to income taxes receivable of $3.8 million at December 31, 2008. The change was primarily due to the income taxes payable of $51.1 million related to the Macro sale less payments of $44.5 million made through September 30, 2009.
     Deferred revenue decreased to $48.9 million at September 30, 2009 as compared to $60.5 million at December 31, 2008, primarily due to the recognition of annual subscription contracts, as well as the timing of annual renewals.
     Our long-term debt decreased to $184.3 million at September 30, 2009 from $297.7 million at December 31, 2008. The decrease in long-term debt, net of current portion, is primarily due to the use of the net proceeds received in the Macro divestiture to pay down debt.
     Note receivable — shareholder decreased to $6.8 million at September 30, 2009 from $9.0 million at December 31, 2008 due to the receipt of the first payment of $2.2 million from the former Chief Executive Officer pursuant to the Stipulation of Settlement.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have identified interest rate risk as our primary market risk exposure. Because nearly all our debts are at variable rates, any significant changes to interest rates may adversely impact our earnings and cash flow. If necessary, we could refinance our debt at fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, each 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of approximately $1.4 million. At September 30, 2009, we had long-term debt with a carrying value of $187.1 million, and an estimated fair value of $192.6 million.
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
     In connection with the preparation of this Form 10-Q, management performed an evaluation of the Company’s disclosure controls and procedures. The evaluation was performed, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of September 30, 2009. In addition, as described under Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, management identified a material weakness in the Company’s internal control over financial reporting, which is an integral component of its disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009.
     As of September 30, 2009, the Company has executed the planned items in our process of remediating the existing material weakness, as described in more detail below.
(b) Changes in internal control over financial reporting
     The Company has implemented the following remedial actions to address the material weakness as described under Item 9A, “Control and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008:
•	On December 5, 2008, the Company appointed a new Executive Vice President and Chief Financial Officer.

•	On December 12, 2008, the Company hired a new Director of GAAP Analysis to assist with accounting for non-routine transactions.

•	On April 6, 2009, the Company hired a new Manager of Income Tax Accounting.

•	On June 8, 2009, the Company hired a Vice President of Financial Reporting who will report directly to the Chief Financial Officer.

•	On June 8, 2009, the Company appointed a Senior Vice President and a Vice President of Financial Planning and Analysis.

•	On June 8, 2009, the Company changed the reporting relationships so that the Company’s Group Controllers for our three operating segments report directly to the Corporate Controller.

•	On June 29, 2009, the Company hired a new Assistant Corporate Controller reporting directly to the Corporate Controller.
     Other than as described above, no other changes were made during the nine months ended September 30, 2009 in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue our on-going review of the accounting and finance functions throughout 2009. We believe that these steps taken will remediate the material weakness in internal control over financial reporting as of December 31, 2009 that was reported as of December 31, 2008.
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
     In November 2007, the Company received a request from the Denver Regional Office of the Securities and Exchange Commission (“SEC”) asking the Company to produce voluntarily certain documents as part of an SEC investigation. The requested documents relate to the allegations made in the Derivative Litigation, as well as related party transactions, expense reimbursement, other corporate expenditures, and certain trading in the Company’s securities. The SEC subsequently issued subpoenas to the Company and a number of its current and former directors and officers. The Company cooperated fully with the SEC’s requests and the Special Litigation Committee, the formation and activities of which are described in more detail below, reported the results of its investigation to the SEC.
     On October 20, 2009, the Company announced it had reached an agreement in principle to resolve the SEC’s investigation. The SEC Commissioners must still approve the agreement, which was reached with the Denver Regional Office of the SEC, and thus the terms are not final. Under the proposed agreement, the Company would not admit or deny liability. The Company would agree to entry of a cease and desist order that it not violate Sections 13(a), 13(b) and 14(a) of the Securities Act of 1934 and related rules requiring that periodic filings be accurate, that accurate books and records and a system of internal accounting controls be maintained and that solicitations of proxies comply with the securities laws. The proposed agreement does not require the payment of any financial penalty by the Company.
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
     A number of remedial measures were adopted and implemented in conjunction with the Stipulation of Settlement. Also, pursuant to the terms of the Stipulation of Settlement, Vinod Gupta resigned as Chief Executive Officer of the Company on August 20, 2008. Mr. Gupta and the Company entered into a Separation Agreement and General Release dated August 20, 2008 (the “Separation Agreement”), under which Mr. Gupta granted a release of certain claims against the Company related to the Derivative Litigation and the SLC’s investigation and received the right to severance payments totaling $10.0 million (contingent on Mr. Gupta adhering to certain requirements in the Separation Agreement and Stipulation of Settlement). The Company also granted a release of certain claims against Mr. Gupta related to the Derivative Litigation and the SLC’s investigation. The first severance payment in the amount of $5.0 million, which was due within sixty days of execution of the Separation Agreement, was paid by the Company to Mr. Gupta on October 17, 2008. The remaining severance payment of $5.0 million, included within the accrued expenses line of the Condensed Consolidated Balance Sheet, was paid by the Company when due on October 30, 2009, the day after the Company’s 2009 Annual Meeting of Stockholders.

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
     The Company has paid legal expenses associated with the SEC investigation for current director Vinod Gupta and former director Elliot Kaplan. During the third quarter of 2009, the Company paid $335,707 for Vinod Gupta and $49,790 for Elliot Kaplan and for the nine months ended September 30, 2009, the Company has paid $3,469,421 of these expenses for Vinod Gupta and $59,517 for Elliot Kaplan. These payments were made as advances to the directors for legal expenses and were done in accordance with the Company’s Bylaws and Delaware law. The payments on behalf of Elliot Kaplan were made to his law firm, Robins, Kaplan, Miller & Ciresi L.L.P. As announced in our Form 8-K filed on July 1, 2009, Elliot Kaplan resigned as a director of the Company effective June 30, 2009 in accordance with the terms of the Stipulation of Settlement, the material terms of which are set forth in the Company’s Current Report on Form 8-K/A filed on August 22, 2008.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On October 29, 2009, the Company held its annual meeting of stockholders at which the Company’s stockholders elected four directors to the Board of Directors, each to serve for a term of three years expiring in 2012, and ratified the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year 2009.
     The following directors were elected at the annual meeting based on the number of votes indicated below.

Director Name	For	Withheld

Vinod Gupta	32,702,131	20,936,550

Gary Morin	39,592,542	14,046,139

Roger Siboni	39,720,346	13,918,335

Thomas L. Thomas	39,730,235	13,908,446
     The other matters presented at the meeting were approved by the Company’s stockholders as follows:

Matter Voted Upon	For	Against	Abstain	Broker Non-vote

Ratification of Independent Registered Public Accounting Firm	51,645,739	1,985,154	7,788	—

ITEM 6. EXHIBITS

Exhibit
No.		Description

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.2	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on May 5, 2009, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed May 6, 2009.

3.3	—	Certificate of Ownership and Merger effecting the name change to infoGROUP Inc., incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed June 4, 2008

3.4	—	Bylaws, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, filed August 8, 2008.

4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed May 6, 2009.

4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

infoGROUP Inc.
Date: November 9, 2009	/s/ Thomas Oberdorf
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