Form 10-K/A
period 2008-12-31
infoGROUP Inc.
filed 2009-12-01
CIK 879437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 3)
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
     As of November 5, 2009 the registrant had outstanding 57,523,923 shares of Common stock.

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
     In preparing the summary, the Company reviewed the available documentation detailing the amount and nature of each expense reimbursement and corporate expenditure related to Company-owned fractional interests in aircraft, club memberships and credit card expense reimbursements. On completion of the analysis, the Company concluded based on new methodology, which is disclosed in the notes to the “All Other Compensation” table within this document, that there were more personal benefits to Mr. Gupta than had been previously concluded for fiscal years 2003 through 2008. On November 3, 2009, the Company filed an Amendment No. 2 to the Company’s Form 10-K for the fiscal year ended December 31, 2008 to amend the personal benefits reported for Mr. Gupta for fiscal years 2006, 2007, and 2008, the years covered by that report, which reported the following:

Benefit from Company aircraft as previously reported	Benefit from Company aircraft as reported in this amendment
2008: $181,629	2008: $208,500
2007: $152,903	2007: $252,422
2006: $125,708	2006: $460,950

Benefit from club memberships as previously reported	Benefit from club memberships as reported in this amendment
2008: $31,656	2008: $52,663
2007: $63,528	2007: $86,080
2006: $67,551	2006: $88,074

Benefit from expense reimbursement as previously reported	Benefit from expense reimbursement as reported in this amendment
2008: $ 62,537	2008: $114,793
2007: $156,682	2007: $368,309
2006: $123,512	2006: $238,379

     Upon further discussion with the SEC and review of the circumstances surrounding the acquisition of the Company’s yacht, the Company concluded based on revised methodology that there were more personal benefits to Mr. Gupta than had been previously concluded for fiscal years 2006 through 2008 related to the use of the Company yacht. Previously, the Company reported yacht expenses as personal benefits to Mr. Gupta for those days which the yacht was documented as used for personal rather than business purposes by Mr. Gupta. The Company revised its methodology and determined that all yacht expenses should be deemed as personal benefits to Mr. Gupta other than for those days in which the yacht was used by Mr. Gupta for a documented business purpose. The Company is filing this amendment to the Company’s Form 10-K for the fiscal year ended December 31, 2008 to amend the personal benefits reported for Mr. Gupta for fiscal years 2006, 2007, and 2008, the years covered by that report. The Company is revising and increasing the personal benefits previously reported to Mr. Gupta for use of the Company yacht as follows:

Benefit from Company yacht as previously reported	Benefit from Company yacht as reported in this amendment
2008: $ —	2008: $873,078
2007: $ 5,836	2007: $770,433
2006: $11,376	2006: $633,432
     The Company is filing this Amendment No. 3 on Form 10-K/A solely to amend the compensation and personal benefits previously reported in our prior Form 10-K/A (Amendment No. 2) for Mr. Gupta in the Summary Compensation Table included in Item 11, Executive Compensation. The Company is not materially modifying or updating the disclosures presented in our Form 10-K or prior amendments to our Form 10-K except as noted in the foregoing sentence. Accordingly, this Amendment should be read in conjunction with our Form 10-K and prior amendments to our Form 10-K for the year ended December 31, 2008, and our other filings with the SEC subsequent to those reports.

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

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(5)	($)(6)	($)(7)	($)(8)	($)(6)	($)(9)	($)
Vinod Gupta(1)	2008	$499,039	$—	$—	$455,822	$—	$11,415,828	$12,370,689
Former Chief Executive	2007	750,000	—	—	746,738	995,625	1,916,543	4,408,906
Officer (Former Principal	2006	836,539	—	—	987,546	—	1,739,619	3,563,704
Executive Officer)
Bill L. Fairfield(1)	2008	253,846	—	6,460	—	—	865	261,171
Chief Executive Officer (Principal Executive Officer)
Stormy L. Dean(2)	2008	392,989	50,000	399	—	—	40,900	484,288
Former Chief Financial Officer	2007	300,000	100,000	—	—	236,100	48,250	684,350
(Former Principal Financial	2006	270,769	46,000	—	—	144,000	9,600	470,369
Officer; Former Principal Accounting Officer)
Thomas Oberdorf(2)	2008	22,885	100,000	3,782	—	—	4,231	130,898
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Edward C. Mallin	2008	694,349	150,000	1,595	—	—	79,625	925,569
President, Services Group	2007	600,000	—	—	3,312	472,200	102,750	1,178,262
	2006	597,692	300,000	—	22,931	—	102,600	1,023,223
Mark Israelsen(3)	2008	355,385	400,000	638	—	—	18,228	774,251
President, SalesGenie.com
Dr. Greg Mahnke(4)	2008	336,162	—	399	—	261,398	64,142	662,101
President, Macro International

(1)	Effective August 20, 2008, Mr. Gupta resigned his position as the Chief Executive Officer of the Company, and Mr. Fairfield was appointed to the position. This table reflects Mr. Gupta’s and Mr. Fairfield’s compensation as NEOs. Mr. Gupta’s compensation subsequent to August 20, 2008 as a director, and Mr. Fairfield’s compensation as a director prior to August 20, 2008, are reported under “Director” compensation.

(2)	Effective December 5, 2008, Mr. Dean resigned his position as the Chief Financial Officer of the Company, and Mr. Oberdorf was appointed to the position. Mr. Dean remains employed by the Company in a different capacity.

(3)	Mr. Israelsen was hired on February 1, 2008. Subsequent to the end of fiscal 2008, Mr. Israelsen ceased to be an executive officer and employee of the Company.

(4)	Subsequent to the end of fiscal 2008, Dr. Mahnke ceased to be an executive officer and employee of the Company.

(5)	The dollar amount for the base salary of each executive officer varies slightly from that presented under the heading “Compensation Discussion and Analysis” due to the timing of the Company’s pay cycle.

(6)	See “Compensation Discussion and Analysis — Executive Compensation Decisions for Fiscal Year 2008” for a discussion of how the bonus and incentive award amounts were determined.

(7)	Represents the amount recognized for financial statement reporting purposes with respect to the fiscal year ended December 31, 2008 in accordance with SFAS 123R for awards of restricted stock units granted under our 2007 Omnibus Incentive Plan, as amended. The number of awards granted in 2008 can be found in the table “Grants of Plan-Based Awards.”

(8)	Represents the amount recognized for financial statement reporting purposes with respect to the fiscal year ended December 31, 2008 in accordance with SFAS 123R for awards of stock options under our 1997 Stock Option Plan, as amended. The following table summarizes the assumptions used in the valuation of option awards.

		Number of						2008 Fiscal	2007 Fiscal	2006 Fiscal
		Shares of						Year	Year	Year
	Grant	Stock	Dividend	Risk-Free	Expected		Forfeiture	Compensation	Compensation	Compensation
Name	Date	Granted	Yield Rate	Rate	Term	Volatility	Rate	Cost	Cost	Cost
V. Gupta	5/3/2002	500,000	—%	2.87%	4.67	89.06	—	$—	$—	$10,317
	7/24/2003	600,000	—	2.87	4.67	89.06	—	—	39,728	270,226
	3/10/2005	500,000	1.71	4.42	7.50	76.99	—	455,822	707,010	707,003
E. Mallin	5/3/2002	20,000	—	2.87	4.67	89.06	—	—	—	413
	7/24/2003	50,000	—	2.87	4.67	89.06	—	—	3,312	22,518
(9)	The following tables summarize the benefits included in the “All Other Compensation” column as revised.

		Mr.		Mr.		Mr.
2008	Mr. Gupta(a)	Fairfield	Mr. Dean	Oberdorf	Mr. Mallin	Israelsen	Dr. Mahnke
Severance(b)	$10,000,000	$—	$—	$—	$—	$—	$—
Benefit from Company yacht(c)	873,078	—	—	—	—	—	—
Benefit from Company automobiles(d)	27,150	—	—	—	—	—	—
Benefit from Company aircraft(e)	208,500	—	—	—	—	—	—
Benefit from club memberships(f)	52,663	—	—	—	—	—	—
Expense reimbursement(g)	114,793	—	—	—	—	—	—
Personnel services(h)	68,019	—	—	—	—	—	—
Home office allowance(k)	64,000	—	34,000	—	72,000	—	44,000
401(k) and profit sharing plan contributions(m)	6,900	865	6,900	—	6,900	—	15,241
Life insurance premiums(n)	—	—	—	—	—	—	4,901
Relocation expenses(o)	—	—	—	4,231	—	—	—
Housing expense(p)	725	—	—	—	725	18,228	—

Total	$11,415,828	$865	$40,900	$4,231	$79,625	$18,228	$64,142

2007	Mr. Gupta(a)	Mr. Dean	Mr. Mallin
Benefit from Company yacht(c)	$770,433	$—	$—
Benefit from Company automobiles(d)	66,354	—	—
Benefit from Company aircraft(e)	252,422	—	—
Benefit from club memberships(f)	86,080	—	—
Expense reimbursement(g)	368,309	—	—
Personnel services(h)	124,285	—	—
Personal legal fees(i)	145,910	—	—
Prize money in a Company-sponsored contest(j)	—	17,000	—
Home office allowance(k)	96,000	24,000	96,000
Automobile allowance(l)	—	500	—
401(k) and profit sharing plan contributions(m)	6,750	6,750	6,750

Total	$1,916,543	$48,250	$102,750

2006	Mr. Gupta(a)	Mr. Dean	Mr. Mallin
Benefit from Company yacht(c)	$633,432	$—	$—
Benefit from Company automobiles(d)	81,588	—	—
Benefit from Company aircraft(e)	460,950	—	—
Benefit from club memberships(f)	88,074	—	—
Expense reimbursement(g)	238,379	—	—
Personnel services(h)	124,596	—	—
Home office allowance(k)	96,000	—	96,000
Automobile allowance(l)	—	3,000	—
401(k) and profit sharing plan contributions(m)	6,600	6,600	6,600
Executive compensation consultant(q)	10,000	—	—

Total	$1,739,619	$9,600	$102,600

(a)	As described under “Certain Relationships and Related Transactions,” the Company made payments during 2008 and 2007 to Jess Gupta, Mr. Gupta’s son, of approximately $24,000 and $48,000, respectively for rent and $6,000 and $11,000, respectively for condominium association dues for a residence owned by Jess Gupta and used on occasion by Company employees and other persons with a business relationship with the Company. However, after these payments are reduced by (1) amounts attributable to the use of the property for business purposes by Company employees or other persons with a business relationship with the Company, as calculated on a per-day basis using the rates of nearby hotels, and (2) amounts attributable to the use of other properties owned by Mr. Gupta for business purposes by Company employees or other persons with a business relationship with the Company for which the Company was not charged a rental fee, as calculated on a per-day basis using the rates of hotels in comparable locations, no net benefit to Mr. Gupta remains, and therefore no amount has been included in the table above. The Company’s rental of this condominium was discontinued in August 2008.

(b)	Represents the amount awarded under the terms of the Stipulation of Settlement, related to Mr. Gupta’s resignation as Chief Executive Officer of the Company on August 20, 2008. Mr. Gupta and the Company entered into a Separation Agreement and General Release dated August 20, 2008 (the “Separation Agreement”), under which Mr. Gupta granted a general release of the Company and received the right to severance payments totaling $10.0 million. The first severance payment in the amount of $5.0 million, which was due within sixty days of execution of the Separation Agreement, was paid by the Company to Mr. Gupta on October 17, 2008.

(c)	Represents the cost to the Company during 2008, 2007 and 2006 for the Company-owned yacht other than for the days that the yacht was used for a documented business purpose by Mr. Gupta. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(d)	Represents the aggregate incremental cost to the Company during 2008, 2007 and 2006 of use of Company-owned or leased automobiles by Mr. Gupta. We calculated the cost of the use of the automobiles by adding the lease payments with respect to Company-leased automobiles, the depreciation recorded with respect to Company-owned automobiles and the insurance premiums. Mr. Gupta believes that the Company has listed in this category, expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(e)	Represents the cost to the Company of use of Company-owned fractional ownership interests in aircraft by Mr. Gupta, and his respective guests during 2008, 2007 and 2006.

To determine whether the use by Mr. Gupta and/or one of his guests of Company-owned fractional ownership interests in aircraft was integrally and directly related to the performance of Mr. Gupta’s duties, the Company examined whether the “primary purpose” of such flight was business or personal in nature, by considering available documentation and surrounding circumstances. This included an examination of whether a flight was made to a destination primarily for vacation or other non-business purposes, and whether any business purpose was an ancillary consideration rather than the primary reason for the trip. If it was determined that the “primary purpose” of a flight was non-business in nature, the Company deemed the entire cost of such flight to be a personal benefit to Mr. Gupta. Mr. Gupta believes that the Company has listed in this category, expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(f)	For certain of the clubs, the portion of the club membership dues that were paid by the Company were deemed a personal benefit to Mr. Gupta. With respect to other expenses related to the club memberships, (such as, among other things, usage fees, entertainment expenses and equipment and pro shop charges), the Company sought to determine, for each such expense, if it involved a justifiable business purpose. If it did not, it was deemed a personal benefit to Mr. Gupta. Mr. Gupta believes that the Company has listed in this category, expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(g)	The Company examined each expenditure for which reimbursement was provided to Mr. Gupta to determine whether there was specific documentation of a justifiable business purpose. The Company did not assume that any expenditure, including those involving travel, hotel and meal expenses, was business-related unless a business justification was specifically provided or could be substantiated through other related documentation. Mr. Gupta believes that the Company has listed in this category, expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(h)	Represents payments by the Company during each fiscal year of salaries and expenses related to the rendering of property management and other services to assist Mr. Gupta. Mr. Gupta believes that the Company has listed in this category expenses that were reasonable business expenses and that were integrally and directly related to the performance of his executive duties and/or did not provide any personal benefit to him.

(i)	Represents payments by the Company during 2007 of personal legal fees incurred by Mr. Gupta.

(j)	Represents prize money paid by the Company during 2007 to Mr. Dean as the winner of a Company-sponsored contest.

(k)	Represents payments by the Company during each fiscal year with respect to Messrs. Gupta, Dean, Mallin and Dr. Mahnke of costs associated with enabling them to perform their business responsibilities from their homes.

(l)	Represents payments by the Company during 2007 and 2006 of costs associated with the use by Mr. Dean of his personal automobile.

(m)	Represents matching Company contributions to the Company 401(k) and profit sharing plans.

(n)	Represents payments by the Company during 2008 for Dr. Mahnke’s life insurance plan.

(o)	Represents payments by the Company during 2008 to Mr. Oberdorf for relocation expenses of $2,399 and related tax gross ups of $1,832 to relocate to the Company’s headquarters in Omaha, Nebraska.

(p)	Represents payments by the Company during 2008 for housing expenses for Messrs. Gupta, Mallin and Israelsen.

(q)	Represents payments by the Company during 2006 of expenses associated with retaining an executive compensation consultant for Mr. Gupta.

     The following table provides information regarding each grant of a plan-based award made to a NEO in the year ended December 31, 2008.
GRANTS OF PLAN-BASED AWARDS

				Stock Awards(2):	Grant Date
	Estimated Future Payouts Under Non-Equity			Number of Shares	Fair Value
	Incentive Plan Awards(1)			of Stock or Units	of Stock and
Name	Threshold ($)	Target ($)	Maximum ($)	Granted (#)	Option Awards(3)
V. Gupta	$—	$—	$—	—	$—
B. Fairfield	—	—	—	200,000	726,000
S. Dean	190,000	285,000	380,000	25,000	116,500
T. Oberdorf	—	—	—	117,080	425,000
E. Mallin	330,000	495,000	660,000	100,000	466,000
M. Israelsen(4)	—	0	—	40,000	186,400
G. Mahnke(4)	—	261,398	—	25,000	116,500

(1)	With respect to Messrs. Dean and Mallin, these columns reflect potential awards under our 2008 Plan. The components of this plan and the non-equity incentive plans for Mr. Israelsen and Dr. Mahnke are discussed in more detail under the heading “Compensation Discussion and Analysis — Executive Compensation for Fiscal Year 2008.” Actual payouts for 2008, if any, are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. For 2008, with the exception of Dr. Mahnke, the performance levels were not met and therefore, no performance based year end bonuses were paid for 2008. The grant date for these awards was January 24, 2008 for Mr. Dean and Mr. Mallin, February 1, 2008 for Mr. Israelsen and January 18, 2008 for Dr. Mahnke. Mr. Gupta, Mr. Fairfield, and Mr. Oberdorf did not participate in our 2008 incentive plans.

(2)	Grant of Restricted Stock Units under the 2007 Omnibus Incentive Plan discussed in our “Compensation Discussion and Analysis.” The grant date for these awards was December 18, 2008 for Mr. Fairfield and Mr. Oberdorf and December 26, 2008 for Mr. Dean, Mr. Mallin, Mr. Israelsen and Dr. Mahnke. The restricted stock units vest in four equal annual installments commencing December 18, 2009 for Messrs. Fairfield and Oberdorf and December 26, 2009 for Messrs. Dean, Mallin, Israelsen and Dr. Mahnke. If employment terminates for any reason, the remaining restricted stock units which have not vested are forfeited, except upon the consummation of a Corporate Transaction, as defined in the Company’s Amended and Restated 2007 Omnibus Incentive Plan, the RSUs will become 100% vested if they are not assumed, or equivalent RSUs are not substituted for the RSUs, by the Company or its successor.

(3)	Amounts are computed in accordance with SFAS No. 123R.

(4)	Neither Mr. Israelsen’s or Dr. Mahnke’s award had a minimum or a maximum threshold.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

	Option Awards(1)
	Number of	Number of
	Securities	Securities			Stock Awards(2)
	Underlying	Underlying			Number of	Market Value
	Unexercised	Unexercised			Shares or Units	of Shares or
	Options	Options	Option	Option	of Stock that	Units of Stock
	(#)	(#)	Exercise	Expiration	Have Not Vested	That Have Not
Name	Exercisable	Unexercisable	Price ($)	Date	Have Not Vested (#)	Vested ($)
V. Gupta	224,999	275,000	$12.60	3/10/2015	—	$—
B. Fairfield					200,000	948,000
S. Dean					25,000	118,500
T. Oberdorf					117,080	554,959
E. Mallin					100,000	474,000
M. Israelsen					40,000	189,600
G. Mahnke					25,000	118,500

(1)	These options were granted under the Company’s 1997 Stock Option Plan, as amended, on March 10, 2005. These options vested 30% on March 10, 2008 and 15% on March 10, 2009, and will vest 15% on March 10, 2010, 15% on March 10, 2011, 15% on March 10, 2012 and 10% on March 10, 2013. These options have a term of 10 years.

(2)	See footnotes 2 and 3 for the above “Grants of Plan-Based Awards” table for a description of these restricted stock units for Messrs. Fairfield, Dean, Oberdorf, Mallin, Israelsen and Dr. Mahnke.
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

Dated: December 1, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Roger Siboni Roger Siboni	Chairman of the Board	December 1, 2009

/s/ Bill L. Fairfield Bill L. Fairfield	Chief Executive Officer (principal executive officer)	December 1, 2009

/s/ Thomas Oberdorf Thomas Oberdorf	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	December 1, 2009

Director
Vinod Gupta		December 1, 2009

/s/ George Krauss George Krauss	Director	December 1, 2009

/s/ Gary Morin Gary Morin	Director	December 1, 2009

/s/ Bernard W. Reznicek Bernard W. Reznicek	Director	December 1, 2009

Lee D. Roberts	Director	December 1, 2009

/s/ John N. Staples III John N. Staples III	Director	December 1, 2009

/s/ Thomas L. Thomas Thomas L. Thomas	Director	December 1, 2009

/s/ Clifton T. Weatherford Clifton T. Weatherford	Director	December 1, 2009