Form 10-K
period 2009-12-31
infoGROUP Inc.
filed 2010-02-26
CIK 879437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2009
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

(402) 593-4500
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common stock, $0.0025 par value (Title of each class)	NASDAQ (Name of each exchange on which registered)
Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the last reported sales price of the common stock on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $186.1 million.

As of February 19, 2010 the registrant had outstanding 57,903,615 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders are incorporated into Part III (Items 10, 11, 12, 13 and 14) hereof by reference.

PART I

This Annual Report on Form 10-K (the “Annual Report”), the documents incorporated by reference into the Company’s annual report to stockholders, and press releases (as well as oral statements and other written statements made or to be made by the Company) contain forward-looking statements that are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements related to potential future acquisitions and our strategy and plans for our business contained in Item 1 “Business,” Item 2 “Properties,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Annual Report. Such forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth in this Annual Report under Item 1A “Risk Factors,” as well as those noted in the documents incorporated by reference into this Annual Report. You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date on which they were made. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

For purposes of this report, unless the context otherwise requires, all references herein to the “Company,” “Corporation,” “Infogroup,” “we,” “us,” and “our” mean infoGROUP Inc. and its subsidiaries.

Item 1.	Business

Company Profile

On June 1, 2008, we changed our Company name and registrant name from infoUSA Inc. to infoGROUP Inc. We are a Delaware corporation incorporated in 1972.

We are a provider of business and consumer databases for sales leads, mailing lists, direct marketing, database marketing, e-mail marketing and market research solutions. The Company’s database powers the directory services of some of the top Internet traffic-generating sites. Customers use the Company’s products and services to find new customers, grow their sales, and for other direct marketing, telemarketing, customer analysis and credit reference purposes. We operate three principal business groups, which are also our operating segments.

•	The Data Group maintains several proprietary databases of information relating to U.S. and international businesses and consumers.

•	The Services Group consists of subsidiaries providing list brokerage and list management, direct mail, database marketing services and e-mail marketing services to large customers.

•	The Marketing Research Group provides customer satisfaction surveys, employee surveys, opinion polling, and other market research services for businesses and for government.

Data Group

Our database operations are combined into a single operating segment, the Data Group. The Data Group is responsible for maintaining our proprietary databases and for developing and marketing products and services stemming from those databases. It provides sales leads and mailing lists to salespeople, small office / home offices, entrepreneurs, small and medium businesses and Fortune 2000 corporations for their sales and marketing efforts.

Our Proprietary Databases

Business Databases

Our proprietary business databases contain information on nearly 15.5 million businesses in the United States and Canada, compiled through our proprietary compilation and phone verification processes in Omaha, Nebraska. The business database contains information such as name, address, telephone number, SIC codes, number of employees, business owner and key executive names, credit score and sales volume. We also provide fax and toll free numbers, website addresses, headline news, and public filings including liens, judgments, bankruptcies, and UCC filings. The primary components within our business database file are:

•	15.5 Million U.S. and Canadian Businesses

•	18 Million Global Businesses

•	12.5 Million Executives and Professionals

•	24 Million Executives

•	5.5 Million Small Business Owners

•	695,000 Manufacturers

•	2.6 Million Business Addresses with Color Photos

•	242,000 Big Businesses

•	2.1 Million Brand New Businesses

•	357,000 U.S. Houses of Worship

•	2.6 Million Business E-mail Addresses

•	56 Million UCC Filings

•	1.1 Million Medical Professionals

•	2.4 Million UK Businesses

Our data can be further categorized in a number of other subcomponents such as Executives at Home, Big Businesses and their Corporate Affiliations, Growing Businesses, Places of Interest, Schools and Female Business Owners.

Consumer Databases

Our consumer database contains approximately 215 million individuals and 135 million households and includes hundreds of data elements. Key elements in our database include: name, address, phone number, age, estimated household income, marital status, religion, ethnicity, dwelling type and size, home value, length of residence, and dozens of lifestyle elements. Key components within our consumer database include:

•	215 Million Consumers

•	16 Million New Movers Per Year

•	3.3 Million New Homeowners Per Year

•	13 Million Bankruptcies

•	135 Million Households

•	70 Million Homeowners

•	145 Million Occupants

•	151 Million Consumer E-mail Addresses

We also maintain a file of Public Filings containing 54 million households and businesses that have filed for bankruptcy, or have tax liens or judgments recorded against them.

Expanding our Databases and Keeping Them Current

We compile and update information from many sources. Most of these sources fall within the following categories:

•	Yellow Page and White Page Directories

•	Annual Reports

•	SEC Filings

•	Public Filings (UCC and other public filings)

•	Nearly 24 million phone calls to verify and collect additional information

•	Newspaper articles

In addition, we use information licensed from the United States Postal Service’s National Change of Address system and Delivery Sequence File to update and maintain our business database.

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

Internet-Based Subscription Services for Sales Leads and New Customer Development

Salesgenie.com.  Provides targeted lead generation for sales professionals. Salesgenie offers fast, targeted online access to our databases with advanced filtering, mapping, and scoring capabilities that enable users to zero in on more prospects like their best customers. Salesgenie is available on demand from a laptop or mobile device. Currently subscriptions are based on a monthly fee per user, with multi-seat packages based on a tiered-pricing structure serving the needs of both small business owners and the sales organizations of large enterprises.

Salesgenie.com/Lite.  This service offers a subset of the full databases with limited search criteria for a monthly fee per user.

Marketzone® Gold — Marketing Edition.  Provides on-demand, online access to our database of approximately 15.5 million businesses combined with the hygiene and data enhancement of existing customer files. Designed for marketing departments who support distributed or large sales forces (50 or more sales representatives), Marketzone Gold combines point-and-click selection of targeted prospects from any web-browser with suppression of existing customers to improve the effectiveness of and cost efficiency of direct marketing campaigns. Direct marketers can use Marketzone Gold to analyze existing customers, identify target markets and develop more successful targeted marketing programs.

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

Credit.net — Business Credit Reports.  Provides access to an unlimited number of business credit reports via the internet. The product is used by customers for making credit decisions, verifying company information, assisting in collection support, and identifying potential new customers. Customers can purchase individual business credit reports from the Internet or they may select a subscription-based plan offering unlimited access to our business credit reports for a current flat monthly fee per user.

Polk City Directories (formerly infoUSA City Directories and Hill-Donnelly Directories).  Two of our directory divisions, Polk City Directories (CityDirectory.com) and infoUSA City Directories (infousacity.com), now offer bundled subscription packages for a fixed monthly fee per user. These bundled packages include a printed directory on a customer’s immediate region, a DVD on the entire state, and Internet access for all of the U.S.

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

Services Group

The Services Group consists of subsidiaries whose primary focus is helping customers enhance the value of their own customer data or providing full-service marketing solutions. It provides customer database management, list brokerage, list management, e-mail marketing, and catalog marketing services.

Yesmail

Yesmail is an innovative interactive marketing solutions company, providing a range of email, social networking and online services. Yesmail has the experience and capabilities to create, build and implement email campaigns that directly support client objectives, whether they are built for revenue generation, brand awareness or community building. We believe Yesmail is known for developing and implementing customer-centric interactive marketing solutions that drive results. The Yesmail product suite, a combination of technology and service solutions, enables marketers to develop highly personalized customer communications programs that drive return on investment through increased sales and/or cost reductions.

Yesmail’s online marketing suite includes:

•	Yesmail Enterprise — A database and e-mail campaign management application for large enterprises with complex data, personalization and integration needs;

•	Yesmail Express — A robust, self-serve e-mail campaign management tool for mid-market companies;

•	Yesmail Direct — A small-business e-mail campaign management tool;

•	Yesmail Database — Integrated marketing database management utilizing our MarketZone suite of products;

•	Yesmail Media — Database enhancement and list growth utilizing our data, co-registration, search, list rental and append products; and

•	Yesmail Consulting — Consulting in the areas of strategic marketing, e-mail creative, data analysis, privacy and deliverability, and best practices.

In addition, Yesmail owns patented predictive modeling tools that are embedded into certain of its e-mail campaign management tools and utilized by the Yesmail professional services team.

Yesmail has principal emarketing service offices in Portland, Atlanta, Chicago, Los Angeles, Omaha, New York, San Francisco, London, Singapore, and Toronto.

Subsequent to December 31, 2009, the Company created “Infogroup Interactive,” a subsidiary within the Services Group Segment, which is a digital marketing solutions and services provider dedicated to addressing the needs of cross-channel and interactive marketers. Infogroup Interactive brings together the market leading software solutions of Yesmail and the market leading digital media capabilities of Walter Karl Interactive, building a robust set of services and products that address business intelligence, data management, web development, social media and mobile marketing needs.

List Brokerage and List Management Divisions

These divisions include subsidiaries Walter Karl, Edith Roman, and Direct Media Millard, whose combined operations make them the largest list brokerage/list management providers in the industry for both Business-to-Business and Business-to-Consumer marketers. We provide list brokerage and list management services and an array of database services to a broad range of direct marketing clients. These divisions also specialize in e-mail list management and brokerage, co-registration, lead generation and mobile messaging for an array of off-line and on-line marketers. Our specialized list brokerage services, combined with state-of-the-art technology, allow us to deliver specialized client acquisition solutions and multi-channel marketing strategies.

Donnelley Marketing

Donnelley Marketing is a leading provider of data processing services to the catalog direct marketing industry, with a heritage of over 40 years. Our clients are integrated multi-channel direct marketers who utilize our suite of merge/purge, database management, and data products to reduce promotion expenses and improve response performance. A heavy emphasis on modeling and analytical tools combined with business intelligence reporting is integrated into Donnelley’s suite of products. Donnelley Marketing provides integrated solutions that help our clients gain insight into their customer base and turn that insight into actionable, measurable means of targeting the best audience and increasing profitability.

Infogroup Nonprofit

Infogroup Nonprofit brings together two of the industry’s leading organizations serving the needs of nonprofit organizations; May Development Services and Triplex. Infogroup Nonprofit delivers a full range of postal and digital direct marketing services to our nonprofit clients. Services include creative, print and digital campaigns, audience targeting, data processing, and in-depth analytics.

Marketing Research Group

The Market Research Group provides insightful solutions for businesses around the globe and uncovers answers to issues worldwide. It consists of businesses acquired in 2006 and 2007 and consolidated under Opinion Research Corporation (ORC) for a common go-to-market approach.

Opinion Research Corporation

ORC has its worldwide headquarters in Princeton, N.J, and offices across the U.S., Europe and the Asia Pacific region. Founded in 1938, ORC offers a comprehensive portfolio of research products and services which provide insight into the attitudes and needs of both consumers and business executives across a range of industries. ORC offers the unique ability to integrate primary research, secondary research, competitive intelligence and expert insight to address client’s strategic issues. The Company’s expertise is focused in the areas of customer engagement strategies, market planning & development, employee engagement, corporate brand & reputation management, competitive intelligence and on-demand business intelligence. ORC serves all industries, with specialized practices in the financial services, pharmaceuticals, healthcare, information technology and telecommunications, energy, consumer goods and services and public services sectors. We believe ORC is a leader in the integration of research and technology, and is known for its nimble, flexible and responsive approach to the complex research challenges facing its clients worldwide.

Globally, ORC operates in Asia as NWC Opinion Research, with offices in Australia, Singapore, Hong Kong, China and Kuala Lumpur; in Europe as ORC International with offices in London, Manchester and Edinburgh; and in the United States as ORC with offices in Princeton, New York, Chicago, Boston, Washington D.C., Minneapolis, and Seattle.

ORC is a founding member of the Council of American Survey Research Organizations (CASRO), a member of the European Society for Opinion and Marketing Research (ESOMAR), a member of the Association of Market and Social Research Organizations in Australia, and a member of the MRS Company Partner Service, a UK-based association for the promotion of professional standards. The Company’s research is seen around the world through the CNN/Opinion Research Corporation Poll® and through its partnership with NYSE Euronext on the annual NYSE Euronext CEO Report which surveys CEOs of the New York Stock Exchange’s listing companies on topics ranging from globalization and governance to strategy and human resources.

Macro International

Macro International Inc. (Macro), an applied social research company and a former subsidiary within the Marketing Research Group, was divested during the first quarter of 2009. See Note 4 to the Consolidated Financial Statements. The Company reflects the results of this business as discontinued operations for all periods presented.

Technology Infrastructure

The Company’s technology strategy is to provide our clients the information technology infrastructure and tools so they have the flexibility to respond faster to industry trends, which we believe makes our clients more competitive. By providing them the data and tools they want, in the format that they need, we believe they can make more efficient, effective and real-time decisions to help drive their bottom line.

We are focused on investing capital into the research and development of leading products, services and applications that will provide our clients with the ability to make real time decisions and have a competitive edge.

Currently our efforts to link information sets across divisions will enable our clients to access a broad, feature rich data model. Our service oriented architecture enables internal and external access to core data via an exposed service layer. This architecture leverages both an enterprise service bus and a data delivery layer to optimize security, performance and accessibility to core data. In the ever-changing interactive world, providing reusable web services to our clients through our Services Oriented Architecture is a key strategy. This strategy enables our clients to embed these services in their applications to meet their on-demand data needs.

Our goal is to continue to provide a complete set of tools that are easy to use and gives our clients the ability to access the information they want, when they want it.

International Operations

In addition to our significant domestic operations, we currently conduct business in the United Kingdom, Malaysia, India, Hong Kong, China, Canada, Singapore, and Australia. Our international revenues are determined by the location of our sales offices. For 2009, approximately 13% of the Company’s consolidated net sales were generated internationally. See Note 20 to the Consolidated Financial Statements. Our international operations increase our exposure to complex and variable laws, regulations, and labor practices, with which we must comply, which is included in our Item 1A Risk Factors.

Sales and Marketing Strategy

We utilize a multi-channel approach in our marketing to reach new and existing customers, increase our market share and capture more of our customers’ marketing spending. Marketing channels include direct mail, print, outbound telemarketing, search marketing, online advertising, event sponsorships broadcast media, email marketing and social networking marketing. In 2009, we supplemented more traditional print and broadcast advertising with new media channels such as social networking sites and company-run blogs to promote our brands and thought leadership. We continue to advertise to promote all our valuable brands through all types of advertising.

To monitor the success of our various marketing efforts, we have incorporated data gathering and tracking systems. These systems enable us to determine which types of advertising brings in the best return, so we can make future investments in these areas and obtain a greater yield from our marketing. Additionally, through the use of the same database products and services we provide our clients, we are working to more efficiently determine the needs of our various client segments and tailor our services to their individual needs. These initiatives will help us more effectively organize around our customers to strengthen current customer relationships and to attract new clients.

Growth Strategy

Our primary growth strategy is to improve organic growth by focusing in three core areas: leveraging our world leading proprietary data; generating new revenue from new products and services, particularly in the area of integrated digital marketing channels; and improving our go-to-market strategy by better organizing around customers and their needs.

We believe we are well positioned to take advantage of changes in the market as companies demand more efficiency in their spending and take a more targeted approach to their sales and marketing efforts. The quality and accuracy of our databases allow for more precise targeting, reduced waste and improved contact with decision makers and buyers. Additional value-added services such as marketing analytics and campaign design and evaluation make our customers more effective marketers.

We believe new products and services introduced by us will also support the shift from single-channel marketing to multi-channel digital marketing and allow us to capture an increased percentage of our customers’ marketing spending. We believe new solutions will extend our ability to help our customers conduct effective marketing campaigns across multiple platforms such as social media solutions (SMS), mobile applications, user generated content, search and other online avenues in addition to traditional direct marketing and email.

The final aspect of our core growth strategy involves improving our go-to-market strategy by better organizing around customers and their needs. By rationalizing our multiple companies and brands into fewer market-facing businesses, we believe we are better able to understand and meet the needs of customers in different segments. We believe this approach allows us to more effectively present multiple solutions to these customers and enhances our ability to capture a larger share of the market, as well as more of our customers’ marketing spend. At the same time, we’re investing in our sales, marketing and customer service capabilities in order to bring a highly focused solutions oriented deliverable to our clients.

In addition to these efforts, we will continue to look to international markets for strategic growth opportunities and will continue to enhance our international databases. Our first focus will be on expanding our capabilities in those countries in which we already operate, such as Canada, the UK, Australia, India, Malaysia, Singapore and greater China including Hong Kong.

Finally, we are creating strategic alliances with leading partners to extend our reach and leverage our resources. We believe these relationships will allow us to more quickly enter new markets in key strategic areas such as social media, and to provide enhanced data solutions to our customers.

Competition

The business and consumer marketing information industry is highly competitive. We believe that the ability to provide highly accurate proprietary consumer and business databases along with data processing, database marketing, e-mail marketing and market research services under one roof is a key competitive advantage. We compete with several companies in each segment of our business. Our competitors include: Acxiom, Experian, Harte-Hanks Communications, Inc., Dun & Bradstreet, email competitors such as Epsilon, Responsys, Exact Target, and eDialog, and a variety of companies in the market research industry. In addition, we may face competition from new entrants to the business and consumer marketing information industry as a result of the rapid expansion of the Internet, which creates a substantial new channel for distributing business information to the market.

Employees

As of December 31, 2009, we employed 3,146 persons on a full-time equivalent basis. This is a reduction of approximately 1,625 persons during 2009, including a reduction of 1,033 persons due to a divestiture of Macro (as discussed in Note 4 to the Consolidated Financial Statements) and 592 persons primarily due to strategic headcount reductions. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement in the United States. We have never experienced a work stoppage and believe that our employee relations are good.

Website Information

We maintain websites at www.infogroup.com. Contents of the websites are not part of, or incorporated by reference, into this Annual Report. We have made available free of charge on our www.infogroup.com website all annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we have filed such material with, or furnished it to, the SEC.

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

The SEC’s investigation and related matters have resulted in significant fees, costs and expenses, diverted management time and resources, and could have a material adverse effect on our business, financial condition and results of operations.

We have incurred significant professional fees, expenses and other costs in connection with responding to and cooperating with the SEC’s investigation, and related matters described in Item 3, “Legal Proceedings,” of this Annual Report. As of December 31, 2009, the Company has incurred approximately $34.4 million in expenses related to these matters (including advancement of legal fees to individuals pursuant to our indemnification obligations). These expenses were approximately $7.8 million, $23.6 million, and $3.0 million in 2009, 2008, and 2007, respectively. In addition, our Board of Directors, management and employees have expended a substantial amount of time in connection with these matters, diverting resources and attention that would otherwise have been directed toward our operations and implementation of our business strategy. We expect to continue to spend additional time and incur additional professional fees, expenses and other costs in responding to and cooperating with the SEC’s investigation. In addition, if the SEC were to conclude that an enforcement action is appropriate as a result of its investigation, we may divert even greater amounts of time from our management, Board of Directors and employees, and incur even greater fees, expenses and costs, any of which could have a material adverse effect on our business, financial condition and results of operations. On October 20, 2009, we announced we had reached an agreement in principle to resolve the SEC’s investigation. The SEC Commissioners must still approve the agreement, which was reached with the Denver Regional Office of the SEC, and thus, the terms are not final.

Our markets are highly competitive and many of our competitors have greater resources than we do.

The business and consumer marketing information industry in which we operate is highly competitive. Intense competition could harm us by causing, among other things, price reductions, reduced gross margins, and loss of market share. Our competitors include: Acxiom, Experian, Harte-Hanks Communications, Inc., Dun & Bradstreet, email competitors such as Epsilon, Responsys, Exact Target, and eDialog, and a variety of companies in the market research industry. In addition, we may face competition from new entrants to the business and consumer marketing information industry as a result of the rapid expansion of the Internet, which creates a substantial new channel for distributing business information to the market. Many of our competitors have longer operating histories, better name recognition and greater financial resources than we do, which may enable them to implement their business strategies more readily than we can. We may not be able to compete successfully against current and future competitors.

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

One of our primary growth strategies is to improve our organic growth. We believe that much of our future growth prospects will rest on our ability to identify customer preferences and to continue to expand into newer products and services. For example, key to this is our effort to replace declining revenue from traditional direct marketing products and services with revenue from our on-line Internet subscription services. In the past three years we invested approximately $18.8 million on capital related to Internet technology to develop subscription-based new customer development services for businesses and sales people. We believe delivery of information via the Internet is or will be the preferred method by our customers. If we fail to recognize customer preference trends or customers are not willing to switch to or adopt our new products and services, such as our Internet subscription services, our ability to increase revenues or replace declining revenues of older products will be impaired.

Changes in laws and regulations relating to data privacy could adversely affect our business.

We engage in direct marketing, as do many of our customers. Certain data and services provided by us are subject to regulation by federal, state and local authorities in the United States, as well as those in Canada and the United Kingdom. In addition, growing concerns about individual privacy and the collection, distribution and use of information about individuals have led to self-regulation of such practices by the direct marketing industry through guidelines suggested by the Direct Marketing Association and to increased federal and state regulation. There is increasing awareness and concern among the general public regarding marketing and privacy concerns, particularly as it relates to the Internet. This concern is likely to result in new laws and regulations. For example, in 2003 the Federal Trade Commission amended its rules to establish a national “do not call” registry that permits consumers to protect themselves from unsolicited telemarketing telephone calls. Various states also have established similar “do not call” lists. And although “do not call” list regulations do not currently apply to market research phone calls, such as the type performed by us, new legislation or regulation could eliminate the current market research exemption. Compliance with existing federal, state and local laws and regulations and industry self-regulation has not to date seriously affected our business, financial condition or results of operations. Nonetheless, federal, state and local laws and regulations designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the collection, management or commercial use of such information may increasingly affect our operations. This could result in substantial regulatory compliance or litigation expense or a loss of revenue.

Strategic acquisitions and failure to successfully integrate our business units and rebrand the Company to our customers may negatively impact our financial results.

We have been an acquisitive company, growing through more than 35 strategic acquisitions in the last twelve years. Each of these acquisitions presented challenges in financing the purchase and integrating the acquired businesses on a profitable basis. We may pursue strategic acquisitions when presented with appropriate opportunities. Any acquisition we undertake increases the risks of unsuccessful integration of the acquired business, increasing the potential of harm to our financial results from this growth strategy. Failure to strategically consolidate and merge our existing business units may prevent us from achieving our planned cost savings initiatives.

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

We also license proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by customers and by the business partners to whom we grant non-exclusive licenses, they may take actions that could materially and adversely affect the value of our proprietary rights or our reputation. In addition, it cannot be assured that these licensees and customers will take the same steps we have taken to prevent misappropriation of our data solutions or technologies.

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

If we discover a material weakness in our internal control over financial reporting in the future, we may not be able to provide reasonable assurance regarding the reliability of our financial statements. As a result, investors could lose confidence in our reported results which could have a negative effect on the trading of our securities.

Effective internal control over financial reporting is necessary for us to provide reasonable assurance with respect to our financial reports being free of material misstatement. If we cannot provide reasonable assurance with respect to our financial reports, investors could lose confidence in our reported financial information, which could have a negative effect on the trading of our securities. As we continue to modify our business processes to achieve our strategic consolidations, we may have difficulties in maintaining effective internal controls over financial reporting.

Management determined that our internal controls over financial reporting were effective as of December 31, 2009 following remedial actions completed which corrected the reported material weakness at December 31, 2008. Although we determined that our internal controls over financial reporting were effective, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal controls over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

Changes in accounting standards may negatively affect our reported earnings and operating results.

Generally accepted accounting principles are often highly complex, involve significant management judgments and estimates, and are subject to interpretation in their application. Changes in these accounting rules and standards or their interpretation could significantly negatively change our reported earnings and operating income. See further discussion on the items we are currently assessing under Recent Accounting Pronouncements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report.

The expansion of our international business involves special risks.

We have begun expanding internationally, and plan to expand in high growth, emerging international markets. We have focused on upgrading our international business databases, expanding our own compilation efforts and aggressively pursuing markets in the Asia-Pacific region.

International operations subject us to additional risks and challenges, including:

•	the need to develop new customer relationships;

•	difficulties and costs of staffing and managing foreign operations;

•	changes in and differences between domestic and foreign regulatory requirements;

•	price controls;

•	reduced protection for intellectual property rights in some countries;

•	potentially additional tax complexities;

•	lower per capita Internet usage and lack of appropriate infrastructure to support widespread Internet usage;

•	political and economic instability;

•	risks of sanctions under the US Foreign Corrupt Practices Act and foreign anti-bribery laws from employees or agents violating our policies mandating compliance with such laws;

•	additional legal risks from operating internationally;

•	foreign currency fluctuations and exchange controls, such as devaluation of foreign currencies and other economic problems; and

•	tariffs and other trade barriers.

During 2009, we received approximately $65.0 million, or 13%, of our revenues from our international operations. If we do not implement the expansion of our international business successfully, these international revenues may not grow meaningfully, thereby impairing our ability to increase our overall revenues. Some of the above factors may cause our international costs to exceed our domestic costs of doing business. Failure to adequately address these risks could decrease our profitability and operating results.

We are leveraged. If we are unable to service our debt as it becomes due or if we violate the covenants contained in our existing Credit Facility, our business would be harmed.

As of December 31, 2009, we had total indebtedness of approximately $181.7 million. Substantially all of our assets are pledged as security under the terms of our existing Credit Facility.

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

In 2008, we asked and received waivers of events of default from the lenders because we were delayed in filing our Annual Report on Form 10-K for the year ended December 31, 2007 and our 2008 first and second quarter Form 10-Qs. The covenants in the Credit Facility require us to be current on our SEC filings and deliver certain financial statements to the lenders. If we are unable to do so in the future, there is no assurance that we can amend the Credit Facility to avoid having to meet this requirement or receive a waiver from lenders, and the Credit Facility may become immediately due and payable.

The conditions of the U.S. and international capital and credit markets may adversely affect our ability to draw on our current revolving credit facility or obtain future short-term or long-term lending.

Global market and economic conditions have been, and continue to be, disrupted and volatile. In particular, the cost and availability of funding for many companies has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. These forces resulted in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. These events have significantly diminished overall confidence in the financial and credit markets. There can be no assurance that recent government responses to the disruptions in the financial and credit markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

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

At December 31, 2009, the term loan of the Amended 2006 Credit Facility had a balance of $70.5 million, bearing an average interest rate of 2.01%. The revolving line of credit had a balance of $68.5 million, bearing an interest rate of 2.5%, and $106.5 million was available under the revolving line of credit.

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

LIBOR rates have experienced short-term volatility due to disruptions occurring in global financial and credit markets. Increases in LIBOR rates increase the interest expense that we incur under the Amended 2006 Credit Facility. Because nearly all our debts are at variable rates, any significant changes to interest rates may adversely impact our earnings and cash flow. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report. In addition, if we refinance our debt, we may experience an increase in interest rates due to current market conditions.

Further, the Company has executed six amendments to the Amended 2006 Credit Facility. In the current market environment, financial institutions are using the request for an amendment or waiver as an opening to renegotiate terms, including pricing, to reflect what the institutions consider to be market conditions. If the Company finds it necessary to seek an amendment or waiver, we may be required to consent to higher pricing margins and/or more restrictive financial or operating covenants in order to obtain approval of the amendment or waiver. Such amended terms could have an adverse effect on our financial or operational performance.

Adverse changes in general economic or credit market conditions in any of the countries in which we do significant business could adversely impact our operating results.

The direction and strength of the U.S. and global economy has been uncertain due to a turndown in the economy and difficulties in the credit markets. If economic growth in the United States and other countries is slowed significantly, or if the credit markets continue to be difficult to access, our customers could experience significant disruptions to their businesses and operations which, in turn, could negatively impact our business operations and financial performance.

The accounting treatment of goodwill, other identified intangibles and tax valuation allowances could result in future asset impairments, which would be recorded as operating losses.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting units are the Company’s operating segments. A change in our reporting units, as a result of merging business units or other reasons, will trigger additional impairment testing. The fair value of the reporting unit is impacted by the performance of the business. If it is determined that the goodwill has been impaired, the Company must write down the goodwill by the amount of the impairment, with a corresponding charge to earnings. Such write downs could have a material adverse effect on our results of operations or financial position.

Long-lived assets and other intangible assets require impairment testing to determine whether changes in circumstances indicate that we will be unable to recover the carrying amount of the asset group through future operations of that asset group or market conditions that will impact the value of those assets. Such write downs could have a material adverse effect on our results of operations or financial position.

Deferred income taxes represent the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future income. If based on available information, it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

Our headquarters are located in a 157,000 square foot facility in Omaha, Nebraska, where we perform sales and administrative activities. Administration and management personnel are also located in a 24,000 square foot facility in Omaha, Nebraska, which is adjacent to our headquarters. In 2006, we renovated an 8,750 square foot training facility within walking distance of our headquarters. We have three locations in Carter Lake, Iowa. Our order fulfillment and printing operations are located within our 27,000 square foot building, shipping is conducted at our 18,500 square foot warehouse, and data center operations are split between our 27,000 square foot facility and our adjacent 32,000 square foot building; all of which are located within 15 miles of our headquarters. Data compilation, telephone verification, data and product development, and information technology services are conducted at our 176,000 square foot Papillion, Nebraska facility which is located within 5 miles of our headquarters. Donnelley Marketing sales operations are performed in a 30,000 square foot location in Marshfield, Wisconsin. We own these facilities, as well as adjacent land at certain locations for possible future expansion.

We lease sales office space and research facilities at 56 different locations in the United States, Canada, the United Kingdom, Australia and other countries. This is a reduction from December 31, 2008 of 30 locations, including a reduction of 12 locations due to a divestiture of Macro as discussed in Note 4 to the Consolidated Financial Statements and a reduction of 18 locations due to strategically consolidating and completely vacating offices in 2009, which provided an approximate annual savings of rental expense of $1.3 million. We believe our existing facilities are adequate for our current needs; however, we will continue to analyze whether further strategic consolidations can occur to generate efficiencies and cost savings.

Item 3.	Legal Proceedings

In February 2006, Cardinal Value Equity Partners, L.P. (Cardinal) filed a derivative lawsuit in the Court of Chancery for the State of Delaware in and for New Castle County (the Court), against certain current and former directors of the Company, and the Company, asserting claims for breach of fiduciary duty. In October 2006, Dolphin Limited Partnership I, L.P., Dolphin Financial Partners, L.L.C. and Robert Bartow (collectively with Cardinal, the “Plaintiffs”) filed a derivative lawsuit in the Court against certain current and former directors of the Company, and the Company as a nominal defendant, claiming breach of fiduciary duty and misuse of corporate assets. In January 2007, the Court granted the defendants’ motion to consolidate the actions (as consolidated, the Derivative Litigation).

In November 2007, the Company received a request from the Denver Regional Office of the Securities and Exchange Commission (SEC) asking the Company to produce voluntarily certain documents as part of an SEC investigation. The requested documents relate to the allegations made in the Derivative Litigation, as well as related party transactions, expense reimbursement, other corporate expenditures, and certain trading in the Company’s securities. The SEC subsequently issued subpoenas to the Company and a number of its current and former directors and officers. The Company cooperated fully with the SEC’s requests and the Special Litigation Committee, the formation and activities of which are described in more detail below, reported the results of its investigation to the SEC.

On October 20, 2009, the Company announced it had reached an agreement in principle to resolve the SEC’s investigation. The SEC Commissioners must still approve the agreement, which was reached with the Denver Regional Office of the SEC, and thus the terms are not final. Under the proposed agreement, the Company would not admit or deny liability. The Company would agree to entry of a cease and desist order that it not violate Sections 13(a), 13(b) and 14(a) of the Securities Exchange Act of 1934 and related rules requiring that periodic filings be accurate, that accurate books and records and a system of internal accounting controls be maintained and that solicitations of proxies comply with the securities laws. The proposed agreement does not require the payment of any financial penalty by the Company.

In December 2007, the Company’s Board of Directors formed a Special Litigation Committee (the SLC) in response to the Derivative Litigation and the SEC’s investigation. The SLC, which consisted of five independent Board members, conducted an investigation of the issues in the Derivative Litigation and the SEC’s informal investigation, as well as other related matters. Based on its review, the SLC determined, on July 16, 2008, that various related party transactions, expense reimbursements and corporate expenditures were excessive and, in response, approved a series of remedial actions. The remedial actions are set forth in Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, which was filed on March 16, 2009.

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

A number of remedial measures were adopted and implemented in conjunction with the Stipulation of Settlement. Also, pursuant to the terms of the Stipulation of Settlement, Vinod Gupta resigned as Chief Executive Officer of the Company on August 20, 2008. Mr. Gupta and the Company entered into a Separation Agreement and General Release dated August 20, 2008 (the “Separation Agreement”), under which Mr. Gupta granted a release of certain claims against the Company related to the Derivative Litigation and the SLC’s investigation and received the right to severance payments totaling $10.0 million (contingent on Mr. Gupta adhering to certain requirements in the Separation Agreement and Stipulation of Settlement). The Company also granted a release of certain claims against Mr. Gupta related to the Derivative Litigation and the SLC’s investigation. The first severance payment in the amount of $5.0 million was paid by the Company to Mr. Gupta on October 17, 2008 and the second severance payment of $5.0 million was paid on October 30, 2009.

Pursuant to the Stipulation of Settlement, Mr. Gupta has agreed to pay the Company $9.0 million incrementally over four years. This receivable was recorded within equity as a note receivable from shareholder on the Consolidated Balance Sheet. The corresponding contribution was reduced by $2.5 million for federal and state income taxes and was recorded within paid-in capital on the Consolidated Balance Sheet. Mr. Gupta paid the Company $2.2 million on January 6, 2009 and $2.2 million on January 8, 2010. Payments are due from Mr. Gupta as follows; $2.2 million in January 2011, $1.2 million in January 2012 and $1.2 million in January 2013.

The Company has paid legal expenses associated with the SEC investigation for current director Mr. Gupta, former director Elliot Kaplan and other former executive officers and directors. During the year ended December 31, 2009, the Company paid approximately $4.5 million of these expenses for Mr. Gupta and approximately $0.1 million for Elliot Kaplan. These payments were made as advances to the directors for legal expenses and were in accordance with the Company’s Bylaws and Delaware law. The payments on behalf of Elliot Kaplan were made to his law firm, Robins, Kaplan, Miller & Ciresi L.L.P. As announced in our Form 8-K filed on July 1, 2009, Elliot Kaplan resigned as a director of the Company effective June 30, 2009, in accordance with the terms of the Stipulation of Settlement, the material terms of which are set forth in the Company’s Current Report on Form 8-K/A filed on August 22, 2008. The Company incurred approximately $6.8 million in 2009 for advancement of legal fees for current and former employees, officers and directors, including Mr. Gupta and Elliot Kaplan as noted above.

The Company conducts business and files income tax returns in numerous countries, states, and local jurisdictions. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2005 through 2007 in the first quarter of 2009 that is anticipated to be completed in 2011. In early 2010, the IRS indicated that it will also audit the Company’s 2008 U.S. income tax return. As of December 31, 2009, the IRS has not proposed any adjustments to the Company’s income tax positions. The Company believes its tax positions comply with applicable tax law and intends to defend its positions. However, differing positions on certain issues could be reached by tax authorities, which could adversely affect the Company’s financial condition and results of operations.

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

The following table sets forth the high and low sales prices for our common stock during each quarter of 2009 and 2008. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

Common stock

	High	Low

2009
Fourth Quarter	$8.99	$6.41
Third Quarter	$7.05	$5.09
Second Quarter	$6.25	$3.27
First Quarter	$5.07	$2.24
2008
Fourth Quarter	$6.66	$2.30
Third Quarter	$7.70	$3.80
Second Quarter	$6.29	$3.78
First Quarter	$9.52	$6.04

On February 19, 2010, the last reported sale price in the NASDAQ National Market for our Common stock was $8.09 per share. As of February 19, 2010, there were 112 stockholders of record of the Common stock, and as of September 14, 2009, there were an estimated additional 3,200 stockholders who held beneficial interests in shares of common stock registered in nominee names of banks and brokerage houses.

On March 5, 2007, we paid a cash dividend of $0.25 per common share and a special dividend of $0.10 per common share to stockholders of record on February 16, 2007. On March 5, 2008, we paid a cash dividend of $0.35 per common share to stockholders of record on February 18, 2008.

On January 30, 2009, the Board of Directors voted to eliminate the dividend that was historically paid at the beginning of our fiscal year. Any decision to pay future dividends will be made by the Board of Directors. No assurance can be given that dividends will be paid in the future since they are dependent on our earnings, cash flows from operations and financial condition and other factors. The Credit Facility has certain restrictions on the ability to declare dividends on our common stock.

PERFORMANCE GRAPH

The following Performance Graph compares the cumulative total return to stockholders of the Company’s common stock from December 31, 2004 to December 31, 2009 to the cumulative total return over such period of (i) The Nasdaq Stock Market (U.S. Companies) Index, and (ii) the S&P Data Processing & Outsourced Services Index. The performance graph is not necessarily indicative of future investment performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
AMONG INFOGROUP INC., NASDAQ STOCK MARKET INDEX, AND
S&P DATA PROCESSING OUTSOURCED SERVICES INDEX

	31-Dec-04	31-Dec-05	31-Dec-06	31-Dec-07	31-Dec-08	31-Dec-09
infoGROUP common stock	$100.00	$99.56	$110.62	$85.77	$47.62	$80.57
NASDAQ (U.S. Companies)	$100.00	$102.13	$112.19	$121.68	$58.64	$84.28
S&P Data Processing & Outsourced Services Index	$100.00	$105.51	$116.44	$118.89	$83.04	$111.80

*	Assumes $100 invested on December 31, 2004 in infoGROUP Inc. common stock, Nasdaq Stock Market (U.S. Companies) Index, and S&P Data Processing & Outsourced Services Index.

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

The following selected consolidated financial data as of the end of, and for each of the years in the five-year period ended, December 31, 2009 are drawn from our audited Consolidated Financial Statements and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report. We have made several acquisitions that would affect the comparability of historical data. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The audited Consolidated Financial Statements as of December 31, 2009 and 2008, and for each of the years in the three-year period ended December 31, 2009, are included elsewhere in this Annual Report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net sales	$499,913	$588,686	$544,703	$424,571	$383,158
Costs and expenses:
Cost of goods and services	185,345	203,053	169,011	109,004	108,106
Selling, general and administrative(1)	255,228	334,461	266,416	223,454	183,458
Goodwill impairment(6)	7,722	—	—	—	—
Depreciation and amortization of operating assets	20,180	21,352	18,900	13,825	12,818
Amortization of intangible assets	10,373	12,864	12,771	14,510	18,098

Total operating costs and expenses	478,848	571,730	467,098	360,793	322,480

Operating income	21,065	16,956	77,605	63,778	60,678
Investment income (loss)(2)	229	1,660	617	(7)	(75)
Other income (expense)(3)	(1,021)	(1,497)	537	124	115
Interest expense	(9,453)	(18,141)	(20,976)	(11,408)	(11,552)

Other expense, net	(10,245)	(17,978)	(19,822)	(11,291)	(11,512)

Income (loss) before income taxes	10,820	(1,022)	57,783	52,487	49,166
Income tax expense(4)	9,029	412	22,294	19,660	17,659

Net income (loss) from continuing operations	1,791	(1,434)	35,489	32,827	31,507
Income (loss) from discontinued operations, net of tax(5)	(8,343)	6,245	5,453	473	—

Net income (loss)	$(6,552)	$4,811	$40,942	$33,300	$31,507

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.03)	$0.63	$0.60	$0.59
Income (loss) from discontinued operations	$(0.14)	$0.11	$0.10	$0.01	$0.00

Net income (loss)	$(0.11)	$0.08	$0.73	$0.61	$0.59

Basic weighted average shares outstanding	57,359	56,760	55,809	54,974	53,850

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.03)	$0.63	$0.59	$0.58
Income (loss) from discontinued operations	$(0.14)	$0.11	$0.10	$0.01	$0.00

Net income (loss)	$(0.11)	$0.08	$0.73	$0.60	$0.58

Diluted weighted average shares outstanding	57,923	56,760	55,976	55,340	54,040

Dividends paid	$0.00	$0.35	$0.35	$0.23	$0.20

	December 31,
	2009	2008	2007	2006	2005

Consolidated Balance Sheet Data:
Working deficit	$(25,489)	$(16,093)	$(29,818)	$(36,096)	$(63,108)
Total assets(5),(6)	643,252	815,778	812,641	749,575	543,767
Long-term debt, including current portion(7)	181,702	300,644	283,160	259,819	148,006
Stockholders’ equity(8)	250,836	248,029	267,682	233,314	197,867

(1)	During 2009, 2008, and 2007, we recorded $41.6 million, $54.4 million, and $3.7 million, respectively, in restructuring costs for severance and facility closures, SEC investigation/shareholder litigation related charges, and impairment in intangible assets and assets held for sale.

(2)	During 2008, we recorded investment income totaling $1.7 million, which primarily included a gain on sale of a marketable security.

(3)	During 2009, we recorded other charges totaling $1.0 million which primarily included: (a) charges of $0.7 million for an other-than-temporary decline in the value of marketable and non-marketable equity investments and (b) expense of $0.8 million primarily for foreign currency losses, (c) offset by income of $0.5 million primarily due to a customer contract settlement.

During 2008, we recorded other charges totaling $1.5 million which primarily included: (a) charges of $2.4 million for an other-than-temporary decline in the value of marketable and non-marketable equity investments, offset by (b) income of $1.0 million primarily for foreign currency gains.

(4)	During 2009, our income tax expense was impacted primarily by a non-cash income tax expense of $3.0 million related to the non-cash goodwill impairment charge recorded in the Marketing Research Group and $0.6 million related to additional non-deductible other compensation for our former CEO.

(5)	During 2009, we recorded the Company’s divestiture of Macro. See Note 4 to the Consolidated Financial Statements.

(6)	During 2009, we recorded $7.7 million in non-cash goodwill impairment charges in the Marketing Research Group. See Note 9 to the Consolidated Financial Statements. The goodwill balances reflected within these financial statements prior to December 31, 2009 exclude goodwill assigned to Macro of approximately $40.8 million. In conjunction with the sale of Macro, the Company performed a valuation and determined that an additional $23.6 million of goodwill should be assigned to Macro. Thus, the total amount of goodwill assigned to Macro upon divestiture is approximately $64.4 million.

(7)	During 2009, we paid down our debt by $118.7 million, approximately $95.7 million due to the proceeds received from the Macro divestiture and the remaining $23.0 million due to cash flow generated from our costs savings initiatives and operations. Our long-term debt increased from December 31, 2005 to December 31, 2006 due to the Credit Facility debt proceeds received to fund the acquisition of ORC in December 2006.

(8)	During 2009, we recorded an adjustment to beginning equity for certain revenue recognition items. See Note 2 to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

Overview

On June 1, 2008, we changed our Company name and registrant name from infoUSA Inc. to infoGROUP Inc. We are a Delaware corporation incorporated in 1972.

A summary of our key strategic initiatives for 2010 follows:

While 2009 was a challenging year due to the economic downturn, the Company continues to build off the strategic initiatives established in 2009 of improving our financial foundation and delivering profitable organic growth.

As we continue our efforts to take costs out of the business without jeopardizing service to our clients, we will continue to reinvest in the business to bring new products and services to our customers.

As we continue to focus on leveraging our leadership position as a data provider, we are concentrating our efforts in 2010 to organize around clients and their needs and providing solutions rather than just a product. We believe this will provide a wider and deeper relationship with our clients and capture a greater percentage of the clients’ marketing spend.

In addition, we are investing in our client facing resources and in our internal processes and tools to make our sales organization more effective.

We are embracing internal product development as a key driver of organic growth. Our initiatives include repurposing our leading data assets as it relates to search engine market services, new improved sales solution products and marketing campaign products, and strengthening our position in the utilization of social media for marketing.

We continue to concentrate our efforts on our industry standard data platform for user generated content management and data as a service.

On the international front, in 2010 we are reenergizing our efforts on our international opportunities. This is currently 13% of our revenue, and we will concentrate on strengthening our foothold in the regions we already serve and determine new markets in which to expand.

In 2010, we will continue to create strategic alliances with leading partners to extend our reach and leverage our resources and add value to new and existing clients.

Mergers and Acquisitions

Organic revenue growth is our primary objective. However, we still pursue opportunities for strategic acquisitions when presented with appropriate opportunities. We did not have any acquisitions during 2009. As described in the notes to the accompanying Consolidated Financial Statements, we acquired Direct Media, Inc. in 2008, a provider of list brokerage and list management services, and the following entities in 2007: (1) expresscopy.com, a provider of printing and mailing services (2) Guideline, Inc., a provider of customer business and market research and analysis (3) NWC Research, a provider of research services, (4) SECO Financial, a provider of financial services industry marketing, and (5) Northwest Research Group, a provider of research services.

Summary of Acquisitions

Through acquisitions, we have increased our presence in the consumer marketing information industry, greatly increased our ability to provide data processing and e-mail marketing solutions, increased our presence in list management and list brokerage services and broadened our offerings of business and consumer marketing information. Additionally, most recently we have added research businesses to complement our existing services. The following table summarizes the more significant acquisitions since January 1, 2005:

		Principal
		Business	Type of		Transaction
Acquired Company	Key Asset	Segment	Acquisition	Date Acquired	Value(1)
					(In millions)

@Once	E-mail solutions provider and e-mail list business	Services Group	Asset purchase	January 2005	$8
Millard Group	List brokerage and management services	Services Group	Stock purchase	November 2005	14
Mokrynskidirect	List brokerage and management services	Services Group	Asset purchase	June 2006	7
Digital Connexxions Corp.	E-mail solutions provider and e-mail list business	Services Group	Asset purchase	October 2006	4
Rubin Response Services, Inc.	List brokerage and management services	Services Group	Asset purchase	November 2006	2
Opinion Research Corporation	Social and market research services	Research Group	Stock purchase	December 2006	132
expresscopy.com	Printing and mailing services	Data Group	Asset purchase	June 2007	8
NWC Research	Social and market research services	Research Group	Asset purchase	July 2007	8
Guideline, Inc.	Market research services	Research Group	Stock purchase	August 2007	39
Northwest Research Group	Market research services	Research Group	Asset purchase	October 2007	2
SECO Financial	Financial services industry marketing	Data Group	Asset purchase	October 2007	1
Direct Media, Inc.	List brokerage and management services	Services Group	Asset purchase	January 2008	18

(1)	Transaction value includes total consideration paid including cash paid, debt and stock issued plus long-term debt repaid or assumed at the date of acquisition as well as subsequent purchase price adjustments.

We frequently evaluate the strategic opportunities available and intend to pursue strategic acquisitions of complementary products, technologies or businesses that we believe fit our business strategy. In connection with future acquisitions, we expect that we will be required to incur additional acquisition-related charges to operations.

Associated with the acquisitions previously described, we recorded amortization expense on our non-operating intangibles, which includes our other purchased intangibles, as summarized in the following table (amounts in thousands):

Fiscal Year	Amount

2005	$18,098
2006	14,510
2007	12,771
2008	12,864
2009	10,373

Macro Divestiture

During the first quarter of 2009, the Company completed its divestiture of Macro International, Inc. (Macro) to ICF International Inc. (ICF) for proceeds of approximately $155.0 million, resulting in a pre-tax gain of $28.1 million ($9.3 million loss after tax). Macro was part of the Marketing Research Group segment. Accordingly, the Company reflects the results of this business as discontinued operations for all periods presented. The assets and liabilities divested are now classified as assets and liabilities of discontinued operations within the Company’s Consolidated Balance Sheet as of December 31, 2008.

An indemnity escrow for $10.0 million of the proceeds was created to cover certain stipulated scenarios that could potentially cause financial damages to the purchaser for which the Company would be liable. The escrow period is two years from the date of sale. The Company is currently not aware of any items that could cause it to not receive the $10.0 million out of escrow at the end of the two year period.

The goodwill balances reflected within these financial statements prior to December 31, 2009 exclude goodwill assigned to Macro of approximately $40.8 million. In conjunction with the sale of Macro, the Company performed a valuation and determined that an additional $23.6 million of goodwill should be assigned to Macro. Thus, the total amount of goodwill assigned to Macro upon divestiture is approximately $64.4 million.

During the third quarter of 2009, the Company finalized the working capital adjustment recorded within discontinued operations, pursuant to the Macro sale agreement. The Company received the $2.6 million from ICF on July 31, 2009, and $3.0 million, an escrow amount held in relation to the working capital adjustment, was released to the Company on August 3, 2009. The proceeds received were used to pay down our debt.

The effective income tax rate for discontinued operations is significantly higher than the statutory tax rate due to $61.8 million of nondeductible goodwill related to the Macro sale. The effective tax rate for Macro’s tax gain was 41.2%. Income taxes of $46.5 million related to the sale of Macro were paid as of December 31, 2009. An additional $5.7 million of income taxes payable is recorded in the Consolidated Balance Sheet as of December 31, 2009. Deferred tax assets of $1.0 million and deferred tax liabilities of $16.1 million were reclassified to current income taxes payable as part of the sale. The deferred tax liabilities primarily consisted of temporary differences related to intangible assets.

During the fourth quarter of 2009, the Company recorded additional income tax expense of $1.2 million to discontinued operations due to revisions to estimated state income tax expense on the Macro sale.

All periods presented in this Form 10-K are reflective of the Macro divestiture.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the statements of operations expressed as a percentage of net sales. The amounts and related percentages may not be fully comparable due to our acquisitions in previous years.

	Year Ended December 31,
	2009	2008	2007

Consolidated Statements of Operations Data:
Net sales	100%	100%	100%
Costs and expenses:
Cost of goods and services	37	34	31
Selling, general and administrative	51	57	49
Goodwill impairment	2	—	—
Depreciation and amortization of operating assets	4	4	3
Amortization of intangible assets	2	2	2

Total operating costs and expenses	96	97	85

Operating income	4	3	15
Other expense, net	(2)	(3)	(4)

Income before income taxes	2	—	11
Income tax expense	2	—	4

Net income from continuing operations	0	—	7
Income (loss) from discontinued operations	(1)	1	1

Net income (loss)	(1)%	1%	8%

	Year Ended December 31,
	2009	2008		2007

Other Data:		($	in millions )
Sales by Segment:
Data Group	$255.8		$309.5	$330.5
Services Group	146.2		163.3	136.8
Marketing Research Group	97.9		115.9	77.4

Total	$499.9		$588.7	$544.7

Sales by Segment as a Percentage of Net Sales:
Data Group	51%		52%	61%
Services Group	29		28	25
Marketing Research Group	20		20	14

Total	100%		100%	100%

Operating income for the year ended December 31, 2009 was $21.1 million, or 4% of net sales, an increase from $17.0 million, or 3% of net sales, for 2008. The primary reason for the increase in operating income of $4.1 million was the result of significant decreases in 2009 of our selling, general and administrative expenses. The Company reduced selling, general and administrative expense from the prior year by approximately $79.2 million. Such expenses decreased due primarily to the following items: a decrease in expenses of approximately $26.6 million ($4.0 million of which is advertising) due to cost initiatives implemented in 2009, an additional decrease of approximately $19.0 million in advertising expenses, a decrease of approximately $15.8 million in SEC investigation / shareholder litigation related expenses, a decrease of $10.0 million related to severance paid to the former Chief Executive Officer in 2008, and decreases in conjunction with the decrease in revenue realized. Such decreases in selling, general and administrative expenses were offset by a $7.7 million non-cash goodwill impairment charge in 2009.

2009 Compared to 2008

Net sales

Net sales for 2009 were $499.9 million, a decrease of 15% from $588.7 million for 2008. Year over year, the Company experienced a decline in sales as a result of the weakened economy. The softness in demand resulted in a loss of revenue per customer. The Company did experience sequential revenue growth in each of the third and fourth quarters of 2009 over the prior quarters in 2009. This is due in part to organic revenue growth and slight seasonality in the Services Group segment. Revenues decreased year over year by approximately 14% on a currency neutral basis. During the year ended December 31, 2009, the Company reduced net sales by approximately $1.5 million due to various revenue items that spanned a number of years, which were addressed during 2009 as a result of our improved internal controls over financial reporting.

The Data Group provides our proprietary databases and database marketing solutions, and principally engages in the selling of sales lead generation products to small, medium, and large enterprise companies, small office and home office businesses and individual consumers. Customers purchase our information as custom lists or on a subscription basis primarily through the Internet. Sales of subscription-based products require us to recognize revenues over the subscription period instead of at the time of sale. This segment also includes the licensing of our databases to value-added resellers. Net sales of the Data Group for 2009 were $255.8 million, a 17% decrease from $309.5 million for 2008. On a currency neutral basis, revenues declined by 16% year over year. The decrease in Data Group net sales that was related to the change in foreign currency for our operations in the United Kingdom and Canada was approximately $4.2 million for the year ended December 31, 2009. The British Pound decreased 18% and the Canadian Dollar decreased 21% year over year. The primary decrease experienced in 2009 when compared to 2008 is due to an overall decline in demand for our traditional direct marketing products resulting in lower order volumes, including subscriptions, from our existing customers and lower royalties from our licensing customers. In addition, our competitors have continued to be aggressive in pricing which has forced lower pricing from us resulting in fewer revenue dollars for the Data Group.

The Services Group provides e-mail marketing solutions, list brokerage and list management services and online interactive marketing services to large companies primarily in the United States. Net sales of the Services Group for 2009 were $146.2 million, a 10% decrease from $163.3 million for 2008. On a currency neutral basis, revenues declined by 10% year over year. The majority of the decrease in Services Group net sales compared to the same period in the prior year is related to lower volumes in mailings for list brokerage and list management customers as customers are moving more towards digital offerings, and customers having less marketing spend with the weakened economy. Our decreases in revenues were slightly offset by growth during the current year compared to the prior year of approximately 4% in our digital business as e-mail and cellular text marketing continues to become a larger part of corporate advertising.

The Marketing Research Group provides diversified market and business research. Net sales of the Marketing Research Group for 2009 were $97.9 million, a 16% decrease from $115.9 million for 2008. On a currency neutral basis, revenues declined by 13% year over year. The decrease in Marketing Research Group net sales that was related to the change in foreign currency exchange rates, mainly for our operations in the United Kingdom and Australia, was $5.1 million. For the year ended December 31, 2009 compared to the prior year, the British Pound decreased 18% and the Australian Dollar decreased 12%. Additionally, the Marketing Research Group is experiencing continued declines in project based orders, and delays in the fulfillment of existing projects as customers are delaying the fulfillment of orders due to the economy when compared to the prior year.

Cost of goods and services

Cost of goods and services for 2009 were $185.3 million, or 37% of net sales, compared to $203.1 million, or 34% of net sales for 2008. Costs of goods and services decreased $17.7 million or 9% for 2009 compared to 2008. Decreases in costs of goods and services is primarily driven by an overall decrease in sales offset by costs that are fixed in nature and do not correlate directly with the change in revenues.

Cost of goods and services of the Data Group were $81.0 million, or 32% of net sales, compared to $89.1 million, or 29% of net sales for 2008. The decrease in cost of goods and services is due to the decrease in 2009 net sales; however, costs did not decrease at the same rate because a majority of the database compilation and product development costs are fixed and do not fluctuate directly with sales.

Cost of goods and services of the Services Group for 2009 were $38.7 million, or 27% of net sales, compared to $38.0 million, or 23% of net sales for 2008. Costs as a percentage of sales increased year over year, which is primarily due to the increased costs associated with e-mail and cellular text marketing due to the growth of the digital business year over year. Cost of goods and services for the Services Group is primarily fixed, with the exception of the e-mail and cellular text marketing businesses, due to the nature of the list brokerage business.

Cost of goods and services of the Marketing Research Group for 2009 were $61.9 million, or 63% of net sales, compared to $71.8 million, or 62% of net sales for 2008. Cost fluctuations are related to the decrease in net sales for 2009 as compared to 2008, offset slightly by increased costs incurred in 2009 related to specific tailored marketing programs developed to increase revenue.

Cost of goods and services of Corporate Activities for 2009 were $3.7 million, compared to $4.3 million for 2008. Total cost of goods and services for Corporate Activities includes costs related to services to support the Company’s network administration, help desk functions and system personnel and support fees for accounting and finance.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2009 were $255.2 million, or 51% of net sales, compared to $334.5 million, or 57% of net sales for 2008. We reduced our selling, general and administrative expense from the prior year by approximately $79.2 million. Such expenses decreased due primarily to the following items: a decrease in expenses of approximately $26.6 million ($4.0 million of which is advertising) due to cost initiatives implemented in 2009, an additional decrease of approximately $19.0 million in advertising expenses, a decrease of approximately $15.8 million in SEC investigation / shareholder litigation related expenses, a decrease of $10.0 million related to severance paid to the former Chief Executive Officer in 2008, and decreases in conjunction with the decrease in revenue realized. Included within selling, general and administrative expenses were costs incurred during 2009 of $41.6 million versus $54.4 million during 2008 for restructuring, non-recurring and non-cash charges.

Legal and professional fees related to the SEC investigation and the Shareholder Litigation were $8.5 million in 2009 versus $24.0 million in 2008, which included $7.2 million awarded by the Court to be paid to the plaintiffs for attorneys’ fees and expenses. Restructuring and severance charges were $14.1 million in 2009 versus $18.5 million in 2008. Included in the restructuring charges of $14.1 million recorded in 2009 was $5.9 million in facility closure costs and $8.2 million of severance ($4.5 million for various former executives and $3.7 million for reductions in other headcount). Included in the restructuring charges of $18.5 million recorded in 2008 was $2.0 million in facility closure costs and $16.3 million of severance, including severance of $10.0 million paid to the former Chief Executive Officer. See Note 18 to the Consolidated Financial Statements on restructuring charges. Other asset impairments were $9.2 million in 2009 compared to $11.3 million in 2008. See Notes 7, 8, and 9 to the Consolidated Financial Statements discussing these impairments.

Selling, general and administrative expenses of the Data Group for 2009 were $109.4 million, or 43% of net sales, compared to $137.8 million, or 45% of net sales for 2008. The majority of the decrease in selling, general and administrative costs is related to cost cutting initiatives introduced in 2009. Of the $41.6 million recorded during 2009 for restructuring, non-recurring and non-cash charges, $11.6 million was incurred in the Data Group. During 2009, the Data Group incurred $4.6 million in severance costs and $1.7 million in facility closure costs. The Data Group incurred fixed asset impairment charges of $0.8 million and intangible asset impairment charges incurred of $4.8 million for the year ended December 31, 2009, primarily as a result of the impairment of expresscopy.com long-lived assets and software development costs incurred related to projects deemed to be impaired. Costs incurred during 2008 included $2.0 million associated with television advertisements and $1.2 million in severance and $0.3 million in facility closure costs.

Selling, general and administrative expenses of the Services Group for 2009 were $70.4 million, or 48% of net sales, compared to $86.9 million, or 53% of net sales for 2008. The majority of the decrease in selling, general and administrative costs is related to cost cutting initiatives introduced in 2009. Of the $41.6 million recorded during 2009 for restructuring, non-recurring and non-cash charges, $3.0 million was incurred in the Services Group. During 2009, the Services Group incurred $1.1 million in severance costs and $1.5 million in facility closure costs. During 2008, the Company recorded $2.3 million in severance costs and $1.3 million in facility closure costs within the Services Group.

Selling, general and administrative expenses of the Marketing Research Group for 2009 were $31.4 million, or 32% of net sales, compared to $34.3 million, or 30% of net sales for 2008. Of the $41.6 million recorded during 2009 for restructuring, non-recurring and non-cash charges, $3.8 million was incurred in the Marketing Research Group and was reflected in selling, general and administrative expenses, which included $1.0 million in severance costs and $2.7 million in facility closure costs during the year ended December 31, 2009, and $1.8 million in severance costs during 2008. The Marketing Research Group also recorded $7.7 million during 2009 for restructuring, non-recurring and non-cash charges due to the goodwill impairment discussed below.

Selling, general and administrative expenses of Corporate Activities for 2009 were $44.0 million compared to $75.5 million. Corporate Activities includes selling, general and administrative costs that cannot be directly attributed to the revenue producing segments. Of the $41.6 million recorded during 2009 for restructuring, non-recurring and non-cash charges, $15.5 million was incurred in Corporate Activities. During 2009 and 2008, the Company incurred $8.5 million and $23.6 million, respectively, in legal and professional fees related to the investigation by the SEC as described in further detail in Note 17 to the Consolidated Financial Statements. Significant expenses incurred in 2008 included severance of $10.0 million paid to the former Chief Executive Officer and $7.2 million awarded by the Court to be paid to the plaintiffs of the Shareholder Litigation for attorneys’ fees and expenses. During 2009, Corporate Activities incurred $1.5 million of severance costs and approximately $2.4 million in the impairment of fixed assets and intangible assets.

In 2009, the Company initiated cost reductions throughout the organization that primarily affected selling, general and administrative expenses. The Company estimates that its cost savings initiatives implemented in 2009 have an annualized impact of approximately $38 million with an actual impact of $26.6 million. While the Company has not formally announced any significant future restructuring plans, we will continue to strategically align our businesses from both a headcount and facility cost perspective. These initiatives are expected to bring further efficiencies to the Company in terms of reducing expense. In addition, we expect our expenses related to the SEC investigation to diminish.

Goodwill Impairment

The Company recorded a $7.7 million non-cash goodwill impairment charge in 2009 related to the Market Research Group. There was no goodwill impairment charge in 2008. See discussion in Note 9 to the Consolidated Financial Statements.

Depreciation and amortization of operating assets

Depreciation expense and amortization of operating assets for 2009 totaled $20.2 million, or 4% of net sales, compared to $21.4 million, or 4% of net sales for 2008. The decrease in depreciation and amortization of operating assets year over year is the result of the following: decrease due to assets becoming fully depreciated and/or amortized, decrease due to write-offs of assets that occurred during 2009 as a result of impairment tests, offset by increases in accelerated depreciation of leasehold improvements related to facility closures due to our 2009 restructuring activities.

Depreciation expense and amortization of operating assets of the Data Group for 2009 was $9.2 million, or 4% of net sales, compared to $12.1 million, or 4% of net sales for 2008. The decrease in expense is primarily attributed to impairments of internal software and database development costs that were no longer providing economic benefit to the Company of $3.7 million and $1.1 million for 2009 and 2008, respectively.

Depreciation expense and amortization of operating assets of the Services Group for 2009 was $5.0 million, or 3% of net sales, compared to $4.6 million, or 3% of net sales for 2008.

Depreciation expense and amortization of operating assets of the Marketing Research Group for 2009 was $1.9 million, or 2% of net sales, compared to $2.1 million, or 2% of net sales for 2008.

Depreciation expense and amortization of operating assets of Corporate Activities for 2009 was $4.1 million, compared to $2.6 million for 2008. The increase in expense is primarily attributed to increased software development costs related to the systems that support the overall company infrastructure being placed into production in 2009.

Amortization of intangible assets

Amortization of intangible assets for 2009 totaled $10.4 million, or 2% of net sales, compared to $12.9 million, or 2% of net sales for 2008. The decrease in amortization of intangible assets is due to the decrease in value of intangibles related to the impairment of certain non-operating intangible assets of $1.1 million in 2009, the majority of which was for expresscopy.com. The remaining decrease relates to individual assets becoming fully amortized over the past year in addition to no significant non-operating intangible asset additions during the year.

Amortization of intangible assets of the Data Group for 2009 was $4.0 million, or 2% of net sales, compared to $5.3 million, or 2% of net sales for 2008. The decrease in amortization of intangible assets for the Data Group is due to the decrease in value of intangibles related to the impairment of certain identifiable intangible assets of $1.1 million in addition to individual assets becoming fully amortized over the past year resulting in decreased amortization in 2009.

Amortization of intangible assets of the Services Group for 2009 was $3.0 million, or 2% of net sales, compared to $4.3 million, or 3% of net sales for 2008. The decrease in amortization of intangible assets for the Services Group is due to individual assets becoming fully amortized over the past year resulting in decreased amortization in 2009.

Amortization of intangible assets of the Marketing Research Group for 2009 was $3.4 million, or 3% of net sales, compared to $3.3 million, or 3% of net sales for 2008.

The Company expects to record an additional $3.1 million in amortization during 2010 for the accelerated useful life of one of our tradenames from twelve years to one year as the Company expects to phase-out the tradename.

Operating income

As a result of the factors previously described, the Company had operating income of $21.1 million, or 4% of net sales, during 2009 compared to operating income of $17.0 million, or 3% of net sales for 2008. Primary drivers were decreases in SEC investigation and shareholder litigation expenses year over year, increases in operating income due to costs savings realized during 2009, offset partially by decreases in net sales year over year and the goodwill impairment charge of $7.7 million recorded in 2009.

Operating income for the Data Group for 2009 was $52.3 million, or 20% of net sales, as compared to $65.2 million, or 21% of net sales for 2008. Operating income for the Services Group for 2009 was $29.0 million, or 20% of net sales, as compared to $29.6 million, or 18% of net sales for 2008. Operating loss for the Marketing Research Group for 2009 was $8.4 million, or 9% of net sales, as compared to operating income of $4.5 million, or 4% of net sales for 2008. The operating loss in 2009 was driven by the $7.7 million non-cash goodwill impairment charge. Operating loss for Corporate Activities for 2009 was $51.9 million, compared to $82.4 million for 2008.

Other expense, net

Other expense, net was $10.2 million, or 2% of net sales, and $18.0 million, or 3% of net sales, for 2009 and 2008, respectively. Other expense, net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating expense of the Company. The majority of the other expense, net was for interest expense, which was $9.5 million and $18.1 million for 2009 and 2008, respectively. The decrease in interest expense is due to the decrease in our long-term debt balances as we have made significant efforts to pay down our debt. Debt was reduced by $118.7 million during 2009. Investment income was $0.2 million in 2009, as compared to $1.7 million in 2008, which included a gain on a sale of a marketable security during 2008. Other expense was $1.0 million in 2009, as compared to $1.5 million in 2008, which includes the impairment of marketable and non-marketable investments of $2.4 million for an other-than-temporary decline in their values which was offset by income of $1.0 million primarily for foreign currency gains. Included within other expense, net is $0.8 million in foreign currency transaction losses and $1.0 million in foreign currency transaction gains for 2009 and 2008, respectively.

Income tax expense

A provision for income taxes of $9.0 million and $0.4 million was recorded in 2009 and 2008, respectively. The effective income tax rates were approximately 83% and (40%) for 2009 and 2008, respectively. The income tax expense in 2008 primarily related to acquisition adjustments and non-deductible other compensation for the former CEO. Income tax expense in 2009 was greater than expected due to $3.0 million of income tax expense recorded for the non-cash goodwill impairment charge (contributing approximately 28% to the overall 83% effective income tax rate), $0.6 million of income tax expense recorded for increases in non-deductible other compensation for the former CEO (approximately 5%), $0.5 million of income tax expense recorded for revisions to estimated state income tax expense (approximately 5%), and other items (approximately 5%). The projected effective income tax rate for 2010 is roughly 40%.

Income (loss) from discontinued operations, net of tax

Loss from discontinued operations, net of tax, was $8.3 million in 2009 compared to income from discontinued operations, net of tax of $6.2 million in 2008. During the fourth quarter of 2009, the Company recorded additional income tax expense of $1.2 million to discontinued operations due to revisions to estimated state income tax expense on the Macro sale. See Note 4 to the Consolidated Financial Statements discussing the divestiture of Macro in 2009.

2008 Compared to 2007

Net sales

Net sales for 2008 were $588.7 million, an increase of 8% from $544.7 million for 2007.

Net sales of the Data Group for 2008 were $309.5 million, a 6% decrease from $330.5 million for 2007. 2007 net sales of the Data Group included $9.9 million received from the final settlement in a lawsuit, which was originally commenced in December 2001, against Naviant, Inc. (now known as BERJ, LLP) in the District Court for Douglas County, Nebraska for breach of a database license agreement. Additionally, 2007 included revenue from two license agreements with First Data Resources, which were not renewed in 2008, of $13.3 million. An additional decrease occurred in 2008 due to a decline in demand for our traditional direct marketing products. These decreases were offset partly by an increase in the Data Group due to the acquisitions of expresscopy.com, acquired in June 2007, and SECO Financial, acquired in October 2007. The Data Group provides our proprietary databases and database marketing solutions, and principally engages in the selling of sales lead generation and consumer DVD products to small- to medium-sized companies, small office and home office businesses and individual consumers. Customers purchase our information as custom lists or on a subscription basis primarily through the Internet. Sales of subscription-based products require us to recognize revenues over the subscription period instead of at the time of sale. This segment also includes the licensing of our databases to value-added resellers.

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

Net sales of the Marketing Research Group for 2008 were $115.9 million, a 50% increase from $77.4 million for 2007. The majority of the increase in the Marketing Research Group is related to the acquisitions of NWC Research in July 2007, Guideline Inc., in August 2007 and Northwest Research Group in October 2007. The Marketing Research Group provides diversified market research, which consists of the Opinion Research division, Guideline, Inc., NWC Research and Northwest Research Group.

Cost of goods and services

Cost of goods and services for 2008 were $203.1 million, or 34% of net sales, compared to $169.0 million, or 31% of net sales for 2007.

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

Cost of goods and services of the Marketing Research Group for 2008 were $71.8 million, or 62% of net sales, compared to $48.9 million, or 63% of net sales for 2007. These costs include subcontract labor costs, direct sales and labor costs and direct programming costs associated with providing the research services performed by the Marketing Research Group. The majority of the increase in the Marketing Research Group is related to the costs associated with Guideline, Inc., NWC Research and Northwest Research Group, all acquired in the last six months of 2007. The decrease in cost of goods and services as a percentage of net sales is the result of an increased focus on higher profit projects and pricing.

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

Selling, general and administrative expenses

Selling, general and administrative expenses for 2008 were $334.5 million, or 57% of net sales, compared to $266.4 million, or 49% of net sales for 2007.

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

Selling, general and administrative expenses of the Marketing Research Group for 2008 were $34.3 million, or 30% of net sales, compared to $23.3 million, or 30% of net sales for 2007. The majority of the increase in the Marketing Research Group is related to the costs associated with Guideline, Inc. (with respect to which selling, general and administrative expenses are higher as a cost of sales than with respect to the other Marketing Research Group divisions), NWC Research and Northwest Research Group, all acquired in the last six months of 2007.

Selling, general and administrative expenses of Corporate Activities for 2008 were $75.5 million, compared to $39.8 million for 2007. Corporate Activities includes selling, general and administrative costs that cannot be directly attributed to the revenue producing segments. The majority of the increase is related to the Special Litigation Committee’s investigation, the Derivative Litigation and the SEC’s investigation and related remediation efforts as outlined in the Stipulation of Settlement. The expenses related to those activities totaled $34.3 million, which includes severance of $10.0 million primarily to the former Chief Executive Officer and $7.2 million awarded by the Court to be paid to the plaintiffs for attorneys’ fees and expenses. See Note 17 in the Notes to Consolidated Financial Statements for further detail regarding the Derivative Litigation and the Special Litigation Committee investigation.

Depreciation and amortization of operating assets

Depreciation expense for 2008 totaled $21.4 million, or 4% of net sales, compared to $18.9 million, or 3% of net sales for 2007.

Depreciation expense of the Data Group for 2008 was $12.1 million, or 4% of net sales, compared to $9.6 million, or 3% of net sales for 2007. The increase in depreciation expense is primarily attributed to recent purchases of equipment to support the subscription business.

Depreciation expense of the Services Group for 2008 was $4.6 million, or 3% of net sales, compared to $4.8 million, or 4% of net sales for 2007. The decrease in depreciation expense is primarily attributed to certain computer equipment becoming fully depreciated.

Depreciation expense of the Marketing Research Group for 2008 was $2.1 million, or 2% of net sales, compared to $1.5 million, or 2% of net sales for 2007. Additional depreciation expense was recorded for the fixed assets from the acquisitions of Guideline, Inc., NWC Research and Northwest Research Group.

Depreciation expense of Corporate Activities for 2008 was $2.6 million, compared to $3.0 million for 2007. The decrease in depreciation expense is primarily attributed to certain equipment that supports the administration department becoming fully depreciated.

Amortization of intangible assets

Amortization expense for 2008 totaled $12.9 million, or 2% of net sales, compared to $12.8 million, or 2% of net sales for 2007.

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

Amortization expense of the Marketing Research Group for 2008 was $3.3 million, or 3% of net sales, compared to $2.0 million, or 3% of net sales for 2007. This includes additional amortization expense for the identifiable intangible assets from the acquisition of Guideline, Inc. which was acquired in August 2007, and NWC Research and Northwest Research Group which were both acquired in October 2007.

Operating income

As a result of the factors previously described, the Company had operating income of $17.0 million, or 3% of net sales, during 2008 compared to operating income of $77.6 million, or 15% of net sales for 2007.

Operating income for the Data Group for 2008 was $65.3 million, or 21% of net sales, as compared to $88.4 million, or 27% of net sales for 2007. Operating income for the Data Group for 2007 included $9.2 million, which is net of related expenses, from the Naviant lawsuit settlement.

Operating income for the Services Group for 2008 was $29.6 million, or 18% of net sales, as compared to $33.4 million, or 24% of net sales for 2007.

Operating income for the Marketing Research Group for 2008 was $4.5 million, or 4% of net sales, as compared to $1.7 million, or 2% of net sales for 2007.

Operating loss for Corporate Activities for 2008 was $82.4 million, compared to $45.9 million for 2007.

Other expense, net

Other expense, net was $18.0 million, or 3% of net sales, and $19.8 million, or 4% of net sales, for 2008 and 2007, respectively. Other expense, net is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating expense of the Company. The majority of the other expense, net was for interest expense, which was $18.1 million and $21.0 million for 2008 and 2007, respectively. The decrease in interest expense is due to the decrease in interest rates for our term loan and revolving line of credit within our Amended 2006 Credit Facility. Investment income was $1.7 million in 2008, as compared to $0.6 million in 2007. Investment income in 2008 includes a gain on sale of a marketable security. Other charges were $1.5 million in 2008, as compared to other income of $0.5 million in 2007. Other charges in 2008 include the impairment of marketable and non-marketable securities of $2.4 million for an other-than-temporary decline in their values which was offset by income of $1.0 million primarily for foreign currency gains.

Income tax expense

A provision for income taxes of $0.4 million and $22.3 million was recorded during 2008 and 2007, respectively. The effective tax rate during 2008 and 2007 was approximately (40)% and 39%, respectively. The effective income tax rate for 2008 increased compared to 2007 primarily due to acquisition adjustments and former CEO’s non-deductible other compensation.

Liquidity and Capital Resources

Overview

At December 31, 2009, the term loan of the Senior Secured Credit Facility entered into on February 14, 2006 (as amended, the “2006 Credit Facility”), due February 2012, had a balance of $70.5 million, bearing an average interest rate of 2.01%. The revolving line of credit had a balance of $68.5 million, bearing an interest rate of 2.5%, and $106.5 million was available under the revolving line of credit, which is due February 2011. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility. At December 31, 2009, the mortgage loan for the Papillion and Ralston facilities, due June 2017, had a balance of $41.1 million. Debt was reduced by $118.7 million during 2009 ($95.7 million related to the proceeds received from the sale of Macro).

The 2006 Credit Facility provides for grid-based interest pricing based upon our condensed consolidated total leverage ratio. Interest rates for use of the revolving line of credit range from base rate (the higher of the Federal Funds Rate plus 1/2 of 1% or the prime rate established by the administrative agent) plus 0.25% to 1.00% for base rate loans and LIBOR plus 1.25% to 2.00% for Eurodollar rate loans. Interest rates for the term loan range from base rate plus 0.75% to 1.00% for base rate loans and LIBOR plus 1.75% to 2.00% for Eurodollar rate loans. Subject to certain limitations set forth in the 2006 Credit Facility, we may designate borrowings under the 2006 Credit Facility as base rate loans or Eurodollar loans.

We are subject to and are in compliance with the non-financial and financial covenants in the 2006 Credit Facility, which includes a minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on earnings before interest expense, income taxes, depreciation and amortization (EBITDA), with adjustments to EBITDA for certain agreed upon items. The specified adjustments to EBITDA (Adjusted EBITDA) exclude the following from the calculation of EBITDA as defined above: non-cash charges comprised of impairment of assets, cumulative effects of changes in accounting principles, or any non-cash stock compensation and other extraordinary and non-recurring items (such as SEC investigation charges, shareholder and other litigation expenses, and restructuring charges). For the year ended December 31, 2009, our financial covenants were as follows: our consolidated fixed charge coverage ratio was 3.35, compared to a minimum required of 1.15; our consolidated total leverage ratio was 1.97, compared to a maximum allowed of 2.75; and at December 31, 2009, our consolidated net worth was $250.8 million, compared to a minimum required of $220.3 million. The non-cash goodwill impairment charge of $7.7 million created a net loss for the fourth quarter of 2009, which was excluded from the consolidated net worth covenant calculation pursuant to the Sixth Amendment to the 2006 Credit Facility discussed below.

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

On March 27, 2009, as a result of the purchase agreement between the Company and ICF regarding the sale of Macro as described in Note 4 of the Notes to the Consolidated Financial Statements, the Company and the lenders to the 2006 Credit Facility entered into a Fifth Amendment (the “Fifth Amendment”) to the 2006 Credit Facility, which, among other things: (1) consented to the sale of Macro to ICF; and (2) governed the application of proceeds from the sale of Macro. The Fifth Amendment did not change the terms of the Credit Agreement. The Fifth Amendment became effective contemporaneously with the closing of the Macro transaction on March 31, 2009.

On December 23, 2009, the Company and the lenders to the 2006 Credit Facility entered into a Sixth Amendment which modified the determination of the Company’s consolidated net worth covenant by excluding, in certain circumstances, non-cash impairment charges related to goodwill, intangible assets and/or long-lived assets.

The Company was in compliance with all restrictive covenants of the Amended 2006 Credit Facility as of December 31, 2009.

The 2006 Credit Facility has certain restrictions on our ability to declare dividends and provides that we may pay cash dividends on our common stock or repurchase shares of our common stock provided that (1) before and after giving effect to such dividend or repurchase, no event of default exists or would exist under the credit agreement, (2) before and after giving effect to such dividend or repurchase, our consolidated total leverage ratio is not more than 2.75 to 1.00, and (3) the aggregate amount of all cash dividends and stock repurchases during any loan year does not exceed $20 million, except that there is no cap limit on the amount of cash dividends or stock repurchases so long as, after giving effect to the dividend or repurchase, our consolidated total leverage ratio is not more than 2.00 to 1.00. On January 30, 2009, the Board of Directors voted to eliminate the dividend that is historically paid at the beginning of our fiscal year. No assurance can be given that dividends will be paid in the future since they are dependent on our earnings, cash flows from operations and financial condition and other factors.

As of December 31, 2009, the Company has cumulatively incurred $34.4 million in professional fees and legal expense attributable to the Special Litigation Committee’s investigation, the Derivative Litigation and the SEC’s investigation. This includes $7.8 million, $23.6 million, and $3.0 million incurred in 2009, 2008, and 2007, respectively. The Company expects the additional expense to be incurred related to these matters to be less going forward.

As of December 31, 2009, we had a working capital deficit of $25.5 million, which included $62.6 million of deferred revenue. The Company has consistently generated positive cash flows from continuing operations which has enabled us, in part, to improve our capital structure by reducing our debt and interest expense. The revolving line of credit tranche of the 2006 Credit Facility matures in February 2011 and the related outstanding balance is $68.5 million at December 31, 2009. Based on recent discussions with our administrative agent, we believe that we should be able to refinance this tranche prior to February 2011 at market terms. We plan to continue to pay down our debt over time. We believe that our existing sources of liquidity and cash generated from continuing operations, combined with our continued access to the capital markets to refinance our debt as it matures in February 2011 and 2012, will satisfy our projected working capital, debt repayments and other cash requirements. Acquisitions of other technologies, products or companies, or internal product development efforts may require us to obtain additional equity or debt financing, which may not be available or may be dilutive.

Capital expenditures for 2009 were $18.9 million, a decrease of $9.1 million from $28.0 million in 2008.

Selected Consolidated Statements of Cash Flows Information

Net cash provided by operating activities during 2009 totaled $7.1 million compared to net cash provided by operating activities of $44.7 million in 2008. The $37.6 million decrease in net cash provided by operating activities was primarily driven by Macro, which was sold in the first quarter of 2009 and had an increase in net cash used in operating activities of $44.8 million.

Net cash provided by investing activities during 2009 totaled $111.2 million, compared to net cash used in investing activities of $44.2 million in 2008. The increase in investing activities cash flow is mainly attributable to the sale of Macro net assets for $128.1 million reflected 2009, while 2008 reflects cash primarily used in the acquisition of Direct Media, Inc. of $19.1 million, as well as $9.1 million in higher capital expenditures.

Net cash used in financing activities during 2009 totaled $117.9 million, compared to net cash used in financing activities of $4.3 million for 2008. Net payments of long-term debt were $118.7 million, approximately $95.7 million due to the proceeds received from the Macro divestiture and the remaining $23.0 million due to cash flow generated from our costs savings initiatives and operations. For 2008, net proceeds from long-term debt were $16.6 million, which were used to fund dividend payments to shareholders and the Direct Media, Inc. acquisition.

Selected Consolidated Balance Sheet Information

The December 31, 2008 Consolidated Balance Sheet has been adjusted to classify the divested Macro assets and liabilities as assets and liabilities of discontinued operations.

Trade accounts receivable increased to $61.9 million at December 31, 2009 from $56.0 million at December 31, 2008. The increase is as a result of increased subscription renewals at December 31, 2009, as well as the timing of invoicing.

List brokerage trade accounts receivable decreased to $81.0 million at December 31, 2009 from $86.8 million at December 31, 2008. List brokerage trade accounts payable also decreased to $65.9 million at December 31, 2009 from $79.8 million at December 31, 2008. These decreases are the result of a decline in net sales for the list brokerage business due to the weakened economy, as well as the timing of receipts and payments, which are occurring more frequently than in the past. List brokerage trade accounts payable decreased more significantly than list brokerage trade accounts receivable as we are entering into more email deployment, where we make a higher margin and earn certain fees that reflect a receivable but no offsetting payable.

Deferred income taxes within current assets decreased to $1.2 million at December 31, 2009 from $6.9 million at December 31, 2008. Deferred income taxes within noncurrent liabilities decreased to $5.8 million at December 31, 2009 from $10.6 million at December 31, 2008. This resulted in a net deferred income tax liability of $4.6 million at December 31, 2009 compared to a net deferred income tax liability of $3.7 million at December 31, 2008. The change is due to the mix of temporary difference items.

Income taxes payable increased to $3.8 million at December 31, 2009 as compared to income taxes receivable of $3.8 million at December 31, 2008. The change was primarily due to the income taxes payable of $52.2 million related to the Macro sale less payments of $46.5 million made through December 31, 2009. At December 31, 2008, we had a receivable due to estimated income tax payments exceeding estimated current income tax expense. At December 31, 2009, the payable is due to estimated income tax payments less than the estimated current income tax expense.

Assets held for sale at December 31, 2009 decreased to $1.5 million as compared to $4.0 million at December 31, 2008. The decrease primarily results from the sale of fractional interests in our aircraft in 2009. The remaining balance relates to our land owned in the State of New York, which we are in the process of negotiating an offer for, and a time share in New York City, which we sold in January 2010. See Note 8 in the Notes to Consolidated Financial Statements for further details.

Property and equipment, net decreased to $50.3 million at December 31, 2009 from $59.2 million at December 31, 2008. The decrease is primarily related to depreciation on assets of $15.0 million, as well as $2.3 million in impairments recorded in 2009, including $1.5 million for a software license agreement and $0.7 million related to expresscopy.com, offset by purchases of property and equipment of $7.7 million.

Goodwill decreased to $346.3 million at December 31, 2009 from $377.7 million at December 31, 2008. This decrease is primarily related to a decrease as a result of the sale of Macro, as well as a $7.7 million impairment in our Marketing Research Group. See Note 9 in the Notes to Consolidated Financial Statements for further details.

Intangibles, net decreased to $61.8 million at December 31, 2009 from $70.0 million at December 31, 2008. The decrease is primarily related to amortization on assets of $15.6 million, as well as $5.2 million in impairments recorded in 2009, including $4.1 million for software development costs for projects which no longer are providing an economic benefit to us and $1.2 million for the impairment of expresscopy.com assets, offset by purchases of intangibles of $11.1 million. See Note 9 in the Notes to Consolidated Financial Statements for further details.

The escrow, noncurrent balance of $10.0 million at December 31, 2009 represents proceeds in an escrow account for indemnity claims associated with the Macro divestiture. See Note 4 in the Notes to Consolidated Financial Statements for further details.

Accounts payable decreased to $18.5 million at December 31, 2009 from $29.6 million at December 31, 2008. The decrease was primarily due to the timing of accounts payable disbursements, as well as a decrease in accruals from December 31, 2008 for expenses related to the Derivative Litigation and the Special Litigation Committee’s investigation.

Accrued expenses decreased to $11.4 million at December 31, 2009 from $16.1 million at December 31, 2008. The decrease is primarily the result of a severance payment of $5.0 million paid by us to the former Chief Executive Officer.

Long-term debt, net of current portion decreased to $179.0 million at December 31, 2009 from $297.7 million at December 31, 2008. Approximately $95.7 million of the $118.7 million decrease was due to the proceeds received from the Macro divestiture and the remaining $23.0 million was due to cash flow generated from our costs savings initiatives and operations.

Other liabilities increased to $11.0 million at December 31, 2009 from $5.4 million at December 31, 2008. The increase is primarily the result of an increase in our uncertain tax position liability and increased restructuring accruals.

The following table summarizes our contractual obligations as of December 31, 2009 (in thousands):

		Less than	1 to	4 to	After
	Total	1 Year	3 Years	5 Years	5 Years

Debt	$180,125	$1,740	$137,518	$988	$39,879
Capital lease obligations	1,577	952	605	20	—
Uncertain tax positions	4,791	—	4,791	—	—
Severance	3,515	3,255	260	—	—
Lease terminations	3,683	1,335	1,863	485	—
Operating leases	31,256	8,523	14,166	6,179	2,388
Unconditional purchase obligations	30,514	18,914	9,984	1,616	—

Total cash contractual obligations	$255,461	$34,719	$169,187	$9,288	$42,267

Debt above excludes an interest component of $23.6 million.

Operating leases disclosed in Note 17 to the Consolidated Financial Statements include vacated lease accruals as shown in the table above. These obligations relate to future lease payments due on partially vacated office space.

Purchase obligations include service contracts for obtaining data and other content for future revenue generation, Internet, phone and data communication services, software and hardware maintenance services, consulting agreements, data processing services and data center hosting agreements.

Other than for long-term debt arrangements, we have historically not entered into significant long-term contractual commitments, and do not anticipate doing so in the foreseeable future. We principally negotiate contracts that bear terms of one year or less, although some contracts may bear terms of up to three years.

Future operating leases and unconditional purchase obligations amounts included in the table above are not reflected in our Consolidated Balance Sheets. The other items included in the table above are accrued within our Consolidated Balance Sheets.

Off-Balance Sheet Arrangements

Other than rents associated with facility leasing arrangements, we do not engage in off-balance sheet financing activities. Operating lease commitments are included in the contractual obligations table above.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of these financial statements requires estimation and judgment. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements. Of those policies, we have identified the following subset to be the most critical because they require subjective or complex management judgments and estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Such assumptions are noted below. If the estimates used differ significantly from actual results, our Consolidated Financial Statements may be materially impacted.

•	Revenue recognition and related estimates of valuation allowances for doubtful accounts;

•	Valuation of long-lived and intangible assets and goodwill; and

•	Income taxes.

Revenue recognition.

Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed or determinable, and (4) collectability is reasonably assured. The Company must make assumptions in determining whether all of the criteria noted above have been met for proper revenue recognition. Revenue recognition for the Company is often complex due to the varied arrangements that are entered into with customers. Such arrangements may include multiple-elements or deliverables which have to be evaluated for accounting treatment applicable to separate units of accounting or as a single revenue arrangement and how consideration for such elements is allocated. The Company must make judgments in evaluating the terms of each customer revenue arrangement. A discussion of the most significant management judgments and assumptions related to revenue recognition are discussed below in general terms. Specific revenue recognition policies for each operating segment are discussed in Note 2 to the Consolidated Financial Statements.

1) Persuasive evidence of an arrangement exists

Due to the numerous products that we offer to a broad customer base, the Company often enters into non-standard contracts with its customers. Such contracts may become customized to a customer’s specific product / service, delivery method, and/or timing of delivery requests. In addition, in our list management/broker business, there is involvement of multiple parties within the revenue arrangement (i.e., list owner, list manager, broker, and mailer), which can add complications in determining whether evidence of an arrangement exists. However, we ensure that there is persuasive evidence of an arrangement, whether as a written contract or another form of binding documentation, prior to recognizing revenue.

2) Delivery has occurred or services have been rendered

Customers may request multiple delivery methods for a product/service. For example, they may request online access to data through a website or CD, hard-copies of data, email blasts of data, and/or data refreshes or updates through other methods. The Company examines each customer arrangement to determine all of the products/services being provided and over what specific time period. We may determine that our obligation is fulfilled immediately upon delivery or we may determine that revenue recognition must be deferred due to future obligations. In addition, the Company analyzes its revenue arrangements to determine whether product/service delivery is longer than the actual contract term. We have a significant amount of deferred revenue on our Consolidated Balance Sheets due to the nature of the services we provide, particularly subscriptions or licensing agreements. The Company must track deferred revenue for appropriate recognition over many periods for multiple contracts and many customers.

3) Fee is fixed or determinable

The Company follows standard pricing generally, but as the product/service, delivery method, timing of delivery become customized by the customer, pricing then is customer specific. The Company has encountered difficulties in determining a fair value for various multiple elements within a multiple-element arrangement. Obtaining objective and reliable evidence of standalone values for certain deliverables may be challenging due to such customized orders and lack of similar marketplace activities. The Company does not account for the multiple deliverables within an arrangement as separate units of accounting unless the following criteria are met: the delivered item has standalone value, there is objective and reliable evidence of the fair value of the undelivered item, and delivery of the undelivered item is probable and is substantially controlled by the Company.

4) Collectability is reasonably assured

The Company must use judgment in assessing the probability of customer collections, particularly with the state of our current economic environment. Customers may be experiencing financial hardships in these difficult economic times. The Company must establish credit worthiness of our customers prior to entering into contracts. During the revenue recognition process and subsequent to, the Company must analyze the customers for collectability. An allowance for doubtful accounts is established based on many factors, including: the nature of the product/service provided (i.e., some industry items generally take a longer time to collect due to the number of parties involved in the sale), the customer’s payment history, the terms of the sale, and other circumstances.

Customer payment terms are not generally extended; however, at December 31, 2009, the Company did grant extensions to certain customers due to their economic hardships. Related receivables for these customers with extended terms were not deemed to be material to the Consolidated Financial Statements as a whole. The Company has not experienced significant customer receivable write-offs, credit notes, or product returns.

The Company also is party to revenue arrangements where it acts as either as an agent or a principal. The Company uses judgment and makes assumptions in determining whether revenue is appropriately recorded net of costs rather than gross. Such judgments and assumptions are not limited to, but include: who is the primary obligor in the transaction, who has latitude in establishing pricing, who changes the product or performs part of the service, who determines customer specifications, and who has credit risk.

Valuation of goodwill, amortized intangible assets and long-lived assets.

We assess the impairment of identifiable intangibles, long-lived assets, and goodwill whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable, but at least on an annual basis. Factors we consider important, which could trigger an impairment review, include but are not limited to the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price; and

•	our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on estimated fair value of the assets. Net intangible assets, long-lived assets, and goodwill amounted to $458.4 million as of December 31, 2009.

Valuation of Goodwill

The Company has identified three reporting units for purposes of performing goodwill valuation testing. Our three reporting units are the same as the Company’s operating segments, the Data Group, the Services Group, and the Marketing Research Group, considering the level at which the operating results of the segments are reviewed and the number and similarity of the businesses within each segment.

Annually, and on an interim basis upon a triggering event, a goodwill valuation analysis is performed. The goodwill valuation test is a two-step process. Step 1 compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired. However, if the carrying amount of a reporting unit exceeds its fair value, Step 2 of the goodwill valuation test is performed to measure the impairment. Step 2 is essentially a purchase price allocation exercise, which allocates the newly determined fair value of the reporting unit to its assets, including both recognized and unrecognized intangible assets. The residual goodwill value is then compared to the carrying value of goodwill to determine the impairment charge.

The Company performed valuations during the first quarter of 2009 on the Marketing Research Group and Macro in conjunction with its divestiture as discussed in Note 4 to the Consolidated Financial Statements. The assumptions utilized within these valuation analyses were consistent with the assumptions utilized in our prior valuation analyses. The goodwill balances reflected within these financial statements prior to December 31, 2009 exclude goodwill assigned to Macro of approximately $40.8 million. In conjunction with the sale of Macro, the Company performed a valuation and determined that an additional $23.6 million of goodwill should be assigned to Macro. Thus, the total amount of goodwill assigned to Macro upon divestiture is approximately $64.4 million.

The Company performed its annual goodwill impairment test as of October 31, 2009. As a result of this annual test, a non-cash impairment charge was recorded during 2009 of $7.7 million in the Marketing Research Group based on Step 2 of the annual impairment test as discussed further in Note 9 to the Consolidated Financial Statements. Other than the Macro divestiture, there were no events that occurred prior to or subsequent to the annual measurement date that required a formal interim impairment analysis. The Company performed internal interim analyses as deemed necessary.

The Company has assigned the goodwill recorded in the Consolidated Financial Statements as of December 31, 2009 to our reporting units:

	As of December 31, 2009
	Data	Services	Marketing Research	Consolidated
	Group	Group	Group	Total
	($ in thousands)

Goodwill	224,536	100,974	20,755	346,265
Percentage of total goodwill	65%	29%	6%	100%

	As of October 31, 2009
	Data	Services	Marketing Research	Consolidated
	Group	Group	Group	Total

Percentage of by which fair value exceeds (is less than) carrying value per Step 1 of valuation analysis	50%	13%	(9)%	—

The Company utilized the assistance of a third party specialist in preparing the valuation analysis as of October 31, 2009. We determined that it was appropriate to fair value each reporting unit using both the income and market approach. Under the income approach, the fair value of the reporting unit is based on the present value of its estimated future cash flows under both a taxable and a non-taxable scenario. The income approach requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, and discount rates. Under the market approach, several relative pricing measures and multiples for comparable companies are examined to determine a fair value for each reporting unit. In addition to the assumptions detailed below, the Company had to employ significant judgments in the estimation of our forecasted cash flows for each reporting unit and in the determination of comparable companies within our industry.

In performing Step 1 of the valuation analysis, the Company made the following key assumptions and performed sensitivity analysis on such assumptions to determine their reasonableness:

•	Weighted the fair values determined by the market approach at 33.3% and by the discounted cash flows at 66.7%.

•	Estimated long-term revenue growth rates used in forecasting revenue growth in the discounted cash flows model at between 3.5% and 4.0% under the invested capital method.

•	Estimated our weighted-average cost of capital between 12.7% and 13.7%, which included estimates for additional size and risk premiums.

•	Estimated our control premium to be at least 10%.

•	Utilized and weighted the following comparable company multiples for determining fair value under the market approach which utilizes the public guideline company method:

•	Last twelve months revenue

•	Last twelve months earnings before interest, taxes, depreciation and amortization

•	Next twelve months revenue

•	Next twelve months earnings before interest, taxes, depreciation and amortization

In performing Step 2 of the valuation analysis, the Company made the following key assumptions:

•	Estimated long-term revenue growth rates for valuing the revenues attributable to the specific intangible assets (i.e., tradenames, developed technology, non-compete agreements, and customer relationships) at between 2.5% and 4.0%.

•	Estimated relief from royalty rates at between 1.1% and 1.4%. The royalty rate is multiplied by the forecasted net revenue expected from the intangible over the course of the assumed life to derive an estimate of the royalty expense the Company is relieved from as it owns the intangible asset.

•	Estimated a discount rate of 14% to present value the estimated cash flows related to each intangible asset.

•	Estimated our attrition rate associated with our customer relationships to be 13% in determining future revenues expected for customer relationships.

The assumptions and estimates used in performing Step 1 and Step 2 of the analyses were consistent with those used in past analyses with updates relevant to reflect current circumstances and market conditions and were consistent with the assumptions utilized for other valuation purposes across the Company.

The Company may have triggering events which require interim valuation tests for its goodwill as a result of its strategic business unit consolidations and development of new products/services, which may result in changes to our operating segments and/or reporting units. At this time, we are not aware of any significant changes or plans for significant changes to our operating segments or reporting units.

The non-cash impairment charge recorded during 2009 of $7.7 million in the Marketing Research Group was primarily driven by a decrease in our estimated discounted cash flows for the Marketing Research Group.

Valuation of Amortized Intangible and Long-Lived Assets

Upon a triggering event, recoverability tests are performed for each asset group. The Company uses judgment in the determination of the asset grouping to use for purposes of testing amortized intangible and long-lived assets. An asset group is the unit of accounting which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We use judgment in determining the lowest level of identifiable cash flows for the asset. In the recoverability test, the Company compares the estimated undiscounted cash flows associated with the asset group to the current carrying values of that asset group. In determining cash flows, the Company estimates such items as revenue growth, expenses, useful life of the asset group, and all cash flows associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group.

If the carrying value of the asset group exceeds the estimated undiscounted cash flows of that asset group, it appears that the asset group is impaired. The Company then must assess whether there is an alternative use for the asset group or if there is fair value based on a market participant. Such determinations involve substantial judgment. The Company may utilize market information in determining fair value such as, offers or bids for the asset group, costs to replace the asset group, and comparable transactions involving similar asset groups. Once an impairment charge is measured, the impairment is then allocated between all long-lived assets within each asset group on a pro rata basis using the relative carrying amounts of those assets. The Company may have triggering events which require interim valuation tests for its amortized intangible and long-lived assets as a result of its continued rebranding efforts and its strategic business unit consolidations. We are not aware of any such triggering events occurring subsequent to December 31, 2009.

A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell such assets. The Company uses judgments similar to those discussed above to determine the fair value of assets held for sale. Impairment charges recorded during 2009 are discussed further in Notes 7, 8, and 9 to the Consolidated Financial Statements.

Income Taxes.

Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but would not be limited to, the likelihood we would realize the benefits of net operating loss carryforwards, the adequacy of valuation allowances, and the rates used to measure transactions. As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that either domestic or foreign taxing authorities could challenge those judgments and estimates and draw conclusions that would cause us to incur tax liabilities in excess of those currently recorded. Changes in the geographical mix or estimated amount of annual pretax income could impact our overall effective tax rate. Our income tax balances are based on current tax law and changes in future tax laws are not anticipated.

The Company’s tax liabilities may be difficult to estimate due to uncertainties in the application of complex tax regulations in various jurisdictions. We may claim tax benefits that could potentially be challenged by a taxing authority. We record a liability for uncertain tax positions for any tax benefits claimed in the Company’s tax returns that are not deemed to be more likely than not sustainable upon examination by taxing authorities.

To the extent recovery of deferred tax assets is not likely, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Although we have considered future taxable income along with prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to deferred tax assets would be charged to income in the period any such determination was made. Likewise, in the event we were able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase income in the period any such determination was made.

President Obama’s administration has recently announced initiatives that would substantially reduce our ability to defer U.S. taxes including: repeal deferral of U.S. taxation of foreign earnings, eliminate utilization or substantially reduce our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the United States. If any of these proposals are entered into law, they could have a negative impact on our financial position and results of operations.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance that affects the requirements of consolidation accounting for variable interest entities and for qualifying special purpose entities. It requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling interest in a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. We believe that adopting this guidance beginning on January 1, 2010, will have no material impact on our Consolidated Financial Statements as we do not material relationships where we are considered to hold a variable interest.

In June 2009, the FASB issued guidance that effective for financial asset transfers that occur in fiscal years beginning after November 15, 2009. We are required to adopt it as of January 1, 2010. We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements as we do not have such types of arrangements nor have any plans to enter into such types of arrangements.

In September 2009, the FASB ratified Multiple-Deliverable Revenue Arrangements. This guidance will impact entities that have multiple element revenue arrangements. It requires entities to follow a hierarchy in determining the selling price of an undelivered item. Also, for undelivered items that do not have vendor-specific objective evidence of a standalone selling price, an estimated selling price should be determined. In addition, the guidance eliminates use of the residual method and requires the use of the relative selling price method when allocating revenue in these types of arrangements. We are currently assessing the impact that the adoption will have on our Consolidated Financial Statements when we apply the guidance prospectively beginning January 1, 2011 for new and materially modified revenue arrangements.

Fair Value Measurements and Disclosures.  The FASB updated previous guidance issued to require enhanced disclosures on fair value measurements. This guidance will require us to implement new disclosures beginning January 1, 2010 and also in January 1, 2011 specific to level three fair value measurements. We are currently assessing the impact that the adoption will have on the disclosures in our Consolidated Financial Statements.

See Note 2 to the Consolidated Financial Statements for a discussion of the accounting pronouncements recently adopted.

Inflation

We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening of the overall economic environment.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have identified interest rate risk as our primary market risk exposure. We are exposed to significant future earnings and cash flow exposures from significant changes in interest rates as nearly all of our debt is at variable rates. If necessary, we could refinance our debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, each 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of approximately $1.4 million. At December 31, 2009, the fair value of our long-term debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at market Treasury rates for similar debt instruments of comparable maturities. At December 31, 2009, we had long-term debt with a carrying value of $181.7 million and estimated fair value of $185.9 million. The Company believes that the risk of uncertainties of investing in the market is limited due to lack of investments in securities. In addition, we believe the Company’s exposure to fluctuations in foreign currency exchange rates is not material to our consolidated financial position, results of operations, and cash flows as such revenues account for approximately 13% of total revenues.

Item 8.	Financial Statements and Supplementary Data

The information required by this item (other than selected quarterly financial data which is set forth below) is incorporated by reference to the Consolidated Financial Statements included elsewhere in this Annual Report.

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2009. This unaudited information has been prepared by us on the same basis as the Consolidated Financial Statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the our audited Consolidated Financial Statements and the notes thereto. Our quarterly net sales and operating results may vary in the future. The operating results for any quarter are not necessarily indicative of the operating results for any future period or for a full year. Period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance. Factors that may cause our net sales and operating results to vary or fluctuate include those discussed in Item I, Part 1A “Risk Factors” section of this Annual Report.

	2009 Quarter Ended				2008 Quarter Ended
	March	June	September	December	March	June	September	December
	31	30	30	31	31	30	30	31
	(In thousands, except per share amounts)
	(unaudited)

Statement of Operations Data:
Net sales	$127,537	$121,570	$124,985	$125,821	$153,292	$148,489	$144,996	$141,909
Costs and expenses:
Cost of goods and services	46,989	45,908	45,556	46,892	51,190	52,099	50,695	49,069
Selling, general and administrative	70,136	66,973	63,065	55,054	82,261	79,706	98,256	74,238
Goodwill impairment	—	—	—	7,722	—	—	—	—
Depreciation and amortization of operating assets	4,759	5,000	4,653	5,768	5,208	5,308	5,249	5,587
Amortization of intangible assets	2,934	2,839	2,285	2,315	3,204	3,306	3,201	3,153

Total operating costs and expenses	124,818	120,720	115,559	117,751	141,863	140,419	157,401	132,047

Operating income (loss)	2,719	850	9,426	8,070	11,429	8,070	(12,405)	9,862
Other expense, net	(3,873)	(2,858)	(1,585)	(1,929)	(3,823)	(3,757)	(3,635)	(6,763)

Income (loss) before income taxes	(1,154)	(2,008)	7,841	6,141	7,606	4,313	(16,040)	3,099
Income tax expense (benefit)	(427)	(743)	2,995	7,204	2,890	1,585	(5,898)	1,835

Net income (loss) from continuing operations	$(727)	$(1,265)	$4,846	$(1,063)	$4,716	$2,728	$(10,142)	$1,264
Income (loss) from discontinued operations	$(8,612)	$1,470	$(46)	$(1,155)	$1,885	$1,609	$1,571	$1,180

Net income (loss)	$(9,339)	$205	$4,800	$(2,218)	$6,601	$4,337	$(8,571)	$2,444

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.01)	$(0.02)	$0.08	$(0.02)	$0.08	$0.05	$(0.18)	$0.02
Income (loss) from discontinued operations	$(0.15)	$0.02	$0.00	$(0.02)	$0.04	$0.03	$0.03	$0.02

Net income (loss)	$(0.16)	$0.00	$0.08	$(0.04)	$0.12	$0.08	$(0.15)	$0.04

Basic weighted average shares outstanding	57,113	57,326	57,440	57,550	56,563	56,700	56,828	56,944

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.01)	$(0.02)	$0.08	$(0.02)	$0.08	$0.05	$(0.18)	$0.02
Income (loss) from discontinued operations	$(0.15)	$0.02	$0.00	$(0.02)	$0.04	$0.03	$0.03	$0.02

Net income (loss)	$(0.16)	$0.00	$0.08	$(0.04)	$0.12	$0.08	$(0.15)	$0.04

Diluted weighted average shares outstanding	57,113	57,326	58,002	57,550	56,576	56,700	56,828	56,998

	2009 Quarter Ended				2008 Quarter Ended
	March	June	September	December	March	June	September	December
	31	30	30	31	31	30	30	31
	(unaudited)

Statement of Operations Data:
As a Percentage of Net Sales:
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of goods and services	37	38	36	37	33	34	35	35
Selling, general and administrative	55	55	51	44	55	54	68	52
Goodwill impairment	—	—	—	6	—	—	—	—
Depreciation and amortization of operating assets	4	4	4	5	3	3	4	4
Amortization of intangible assets	2	2	2	2	2	2	2	2

Total operating costs and expenses	98	99	93	94	93	93	109	93

Operating income (loss)	2	1	7	6	7	7	(9)	7
Other expense, net	(3)	(2)	(1)	(1)	(2)	(3)	(2)	(5)

Income (loss) before income taxes	(1)	(1)	6	5	5	4	(11)	2
Income tax expense (benefit)	0	1	2	6	2	1	(4)	1

Net income (loss) from continuing operations	(1)%	0%	4%	(1)%	3%	3%	(7)%	1%

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

A.	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

In connection with the preparation of this Annual Report, management performed an evaluation of the Company’s disclosure controls and procedures. The evaluation was performed, under the supervision of and with the participation of the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Other than the remedial measures described under “Changes in Internal Control Over Financial Reporting” below, there were no other changes in the Company’s internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

B.	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As previously reported, management identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2008:

The Company did not maintain a sufficient complement of personnel with the appropriate level of accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles (U.S. GAAP) to analyze, review, and monitor accounting for transactions that are non-routine. In addition, the Company did not prepare adequate contemporaneous documentation that would provide a sufficient basis for an effective evaluation and review of the accounting for non-routine transactions. This deficiency resulted in errors in the preliminary December 31, 2008 Consolidated Financial Statements and a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

Because of the material weakness in internal control over financial reporting described above, management, with the participation of our Chief Executive Officer and Executive Vice President and Chief Financial Officer, had concluded that, as of December 31, 2008, the Company did not maintain effective internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2008.

Remediation Steps to Address Material Weakness in Internal Control over Financial Reporting as of December 31, 2008

The Company has dedicated significant resources to support the Company’s efforts to strengthen the control environment and to remedy the December 31, 2008 reported material weakness.

The following remedial actions have been implemented through December 31, 2009, fully remediating the material weakness indentified as of December 31, 2008:

•	On December 5, 2008, the Company appointed a new Executive Vice President and Chief Financial Officer.

•	On December 12, 2008, the Company hired a new Director of GAAP Analysis to assist with accounting for non-routine transactions.

•	On April 6, 2009, the Company hired a new Manager of Income Tax Accounting.

•	On June 8, 2009, the Company hired a Vice President of Financial Reporting who reports directly to the Chief Financial Officer.

•	On June 8, 2009, the Company appointed a Senior Vice President and a Vice President of Financial Planning and Analysis.

•	On June 8, 2009, the Company announced that the Company’s Group Controllers for our three operating segments report directly to the Corporate Controller.

•	On June 29, 2009, the Company hired a new Assistant Corporate Controller reporting directly to the Corporate Controller.

Conclusion

Based on our assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective and the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

C.	MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by rules of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles.

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

In connection with the preparation of the Company’s annual Consolidated Financial Statements, management undertook an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s evaluation included the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective. See the attestation report on the effectiveness of the Company’s internal control over financial reporting provided by our independent registered public accounting firm in the following section.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
infoGROUP Inc.:

We have audited infoGROUP Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(A)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), cash flows, and consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Omaha, Nebraska
February 26, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The required information regarding our Directors is incorporated by reference to the information under the caption “Nominees for Election at the Annual Meeting” and “Incumbent Directors whose Terms of Office Continue After the Annual Meeting” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

The required information regarding our executive officers is incorporated by reference to the information under the caption “Executive Officers” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

The required information regarding corporate governance is incorporated by reference to the information under the caption “Board Meetings and Committees” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

The required information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

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

Incorporated by reference to the information under the captions “Board Compensation,” “Executive Compensation,” and “Certain Transactions” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the information under the caption “Security Ownership” and “Equity Compensation Plan Table” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the information under the captions “Certain Transactions” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

The required information regarding corporate governance is incorporated by reference to the information under the caption “Board Meetings and Committees” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference to the information under the caption “Auditors’ Fees” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1. Financial Statements.  The following Consolidated Financial Statements of infoGROUP Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included elsewhere in this Form 10-K:

2. Financial Statement Schedule.  The following consolidated financial statement schedule of infoGROUP Inc. and subsidiaries for the years ended December 31, 2009, 2008 and 2007 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements.

Description	Page No.

Schedule II Valuation and Qualifying Accounts	93

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits.  The following Exhibits are filed as part of, or incorporated by reference into, this report:

EXHIBIT INDEX

Exhibit
No.		Description

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
3.2	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on May 5, 2009, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed May 6, 2009
3.3	—	Certificate of Ownership and Merger effecting the name change to infoGROUP Inc., incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed June 4, 2008
3.4	—	Amended and Restated Bylaws incorporated by reference to Exhibit 3.4 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed August 8, 2008
4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed May 6, 2009
4.2	—	Specimen of Common stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
10.1	—	Second Amended and Restated Credit Agreement among infoUSA Inc., various Lenders named therein, LaSalle Bank National Association and Citibank F.S.B., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.2	—	Amended and Restated Security Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Collateral Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.3	—	Amended and Restated Pledge Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Administrative Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.4	—	Amended and Restated Subsidiaries Guaranty by subsidiaries of infoUSA, Inc. named therein, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.5	—	Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-1(File No. 33-51352), filed August 28, 1992
10.6	—	1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-8 (File No. 333-37865), filed October 14, 1997
10.7	—	1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-8 (File No. 333-82933), filed July 15,1999
10.8	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Edward Mallin, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed February 17, 2006
10.9	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Fred Vakili, incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed February 17, 2006
10.10	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Stormy L. Dean, incorporated herein by reference to Exhibit 10.4 filed with our Current Report on Form 8-K, filed February 17, 2006
10.11	—	Standstill Agreement dated July 21, 2006 between Vinod Gupta and infoUSA Inc, incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K, filed July 25, 2006
10.12	—	First Amendment to Second Amended and Restated Credit Agreement, dated as of March 16, 2007, by and among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A. (f/k/a Citibank, F.S.B.), as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K, filed March 21, 2007

Exhibit
No.		Description

10.13	—	Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 16, 2007, by and among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A. (f/k/a Citibank, F.S.B.), as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed May 30, 2007
10.14	—	Deed of Trust and Security Agreement, dated as of May 23, 2007, by Ralston Building LLC to Commonwealth Land Title Insurance Company, as trustee, for the benefit of Suburban Capital Markets, Inc., incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, filed May 30, 2007
10.15	—	Deed of Trust and Security Agreement, dated as of May 23, 2007, by Papillion Building LLC to Commonwealth Land Title Insurance Company, as trustee, for the benefit of Suburban Capital Markets, Inc., incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed May 30, 2007
10.16	—	Fixed Rate Note of Ralston Building LLC to the order of Suburban Capital Markets, Inc., dated May 23, 2007, incorporated herein by reference to Exhibit 10.4 filed with our Current Report on Form 8-K, filed May 30, 2007
10.17	—	Fixed Rate Note of Papillion Building LLC to the order of Suburban Capital Markets, Inc., dated May 23, 2007, incorporated herein by reference to Exhibit 10.5 filed with our Current Report on Form 8-K, filed May 30, 2007
10.18	—	Guaranty, dated May 23, 2007, by infoUSA Inc. for the benefit of Suburban Capital Markets, Inc., with respect to Ralston Building LLC, incorporated herein by reference to Exhibit 10.6 filed with our Current Report on Form 8-K, filed May 30, 2007
10.19	—	Guaranty, dated May 23, 2007, by infoUSA Inc. for the benefit of Suburban Capital Markets, Inc., with respect to Papillion Building LLC, incorporated herein by reference to Exhibit 10.7 filed with our Current Report on Form 8-K, filed May 30, 2007
10.20	—	Net Lease, dated May 23, 2007, by and between Ralston Building LLC, as lessor, and infoUSA Inc., as lessee, incorporated herein by reference to Exhibit 10.8 filed with our Current Report on Form 8-K, filed May 30, 2007
10.21	—	Net Lease, dated May 23, 2007, by and between Papillion Building LLC, as lessor, and infoUSA Inc., as lessee, incorporated herein by reference to Exhibit 10.9 filed with our Current Report on Form 8-K, filed May 30, 2007
10.22	—	Agreement, dated July 20, 2007, between Vinod Gupta and infoUSA Inc., incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, filed July 26, 2007
10.23	—	Separation and Consulting Agreement, dated October 12, 2007, between infoUSA Inc. and Monica Messer, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed October 17, 2007
10.24	—	Third Amendment to the Second Amended and Restated Credit Agreement and Waiver of Default, dated March 26, 2008, among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed March 28, 2008
10.25	—	Fourth Amendment to the Second Amended and Restated Credit Agreement and Waiver of Default, dated June 27, 2008, among infoGROUP Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed July 3, 2008
10.26	—	Agreement, dated July 18, 2008, between Vinod Gupta and infoGROUP Inc., incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed July 23, 2008

Exhibit
No.			Description

10.27			Employment Agreement between infoGROUP Inc. and Thomas J. McCusker, dated December 23, 2008 incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed December 31, 2008
10.28			Employment Agreement between infoGROUP Inc. and Thomas Oberdorf, dated December 23, 2008 incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K/A, filed December 31, 2008
10.29			Employment Agreement between infoGROUP Inc. and Bill L. Fairfield, dated December 23, 2008 incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed December 31, 2008
10.30			Form of Restricted Stock Unit Agreement incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed December 23, 2008
10.31			infoGROUP Inc. Amended and Restated 2007 Omnibus Incentive Plan, incorporated herein by reference to Exhibit 10.5 filed with our Quarterly Report on Form 10-Q filed November 10, 2008
10.32			Voting Agreement, dated August 20, 2008, by and among the Company, the Special Litigation Committee and Vinod Gupta, incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K/A, filed August 22, 2008
10.33			Separation Agreement and General Release dated August 20, 2008, between Vinod Gupta and the Company, incorporated herein by reference to Exhibit 10.6 filed with our Current Report on Form 8-K/A, filed August 22, 2008
10.34			Stipulation of Settlement, dated as of August 20, 2008 by and among the Company, the Special Litigation Committee, the plaintiffs to the Derivative Litigation and the defendants to the Derivative Litigation, incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K/A, filed August 22, 2008
10.35			Amendment to Employment Agreement between infoGROUP Inc. and Bill L. Fairfield, dated December 24, 2009 incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed December 30, 2009
10.36			Fifth Amendment to the Second Amended and Restated Credit Agreement and Waiver of Default, dated March 23, 2009, among infoGROUP Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed April 1, 2009
*10	.37		Sixth Amendment to the Second Amended and Restated Credit Agreement and Waiver of Default, dated December 23, 2009, among infoGROUP Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed herewith
*10	.38		Executive Agreement dated January 23, 2002, between Opinion Research Corporation and Gerard Miodus, filed herewith
*21	.1		Subsidiaries and Jurisdiction of Establishment, filed herewith
*23	.1	—	Consent of Independent Registered Public Accounting Firm, filed herewith
*31	.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

Management contracts and compensatory plans are set forth as exhibits 10.5 through 10.10, 10.23, 10.27 through 10.31, 10.35 and 10.38.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

infoGROUP Inc.
(registrant)

By:	/s/ THOMAS OBERDORF
Thomas Oberdorf
Executive Vice President and Chief Financial Officer

Dated: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER SIBONI Roger Siboni	Chairman of the Board	February 26, 2010

/s/ BILL L. FAIRFIELD Bill L. Fairfield	Chief Executive Officer (principal executive officer)	February 26, 2010

/s/ THOMAS OBERDORF Thomas Oberdorf	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 26, 2010

Vinod Gupta	Director	February 26, 2010

/s/ GEORGE KRAUSS George Krauss	Director	February 26, 2010

/s/ GARY MORIN Gary Morin	Director	February 26, 2010

/s/ BERNARD W. REZNICEK Bernard W. Reznicek	Director	February 26, 2010

/s/ LEE D. ROBERTS Lee D. Roberts	Director	February 26, 2010

/s/ JOHN N. STAPLES III John N. Staples III	Director	February 26, 2010

/s/ THOMAS L. THOMAS Thomas L. Thomas	Director	February 26, 2010

/s/ CLIFTON T. WEATHERFORD Clifton T. Weatherford	Director	February 26, 2010

infoGROUP INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
infoGROUP Inc.:

We have audited the accompanying consolidated balance sheets of infoGROUP Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2009, listed in Item 15(a)(2) of this annual report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of infoGROUP Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of infoGROUP Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Omaha, Nebraska
February 26, 2010

infoGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$5,784	$4,691
Marketable securities	1,773	992
Trade accounts receivable, net of allowances of $1,404 and $2,177, respectively	61,947	56,030
List brokerage trade accounts receivable, net of allowances of $653 and $494, respectively	81,033	86,841
Unbilled services	8,487	11,120
Deferred income taxes	1,184	6,889
Income taxes receivable	—	3,782
Prepaid expenses	8,702	9,382
Deferred marketing costs	742	1,004
Assets held for sale	1,457	3,960
Current assets of discontinued operations	—	36,845

Total current assets	171,109	221,536

Property and equipment, net	50,285	59,235
Goodwill	346,265	377,708
Intangible assets, net	61,828	69,950
Other assets	3,736	2,505
Escrow, noncurrent	10,029	—
Noncurrent assets of discontinued operations	—	84,844

	$643,252	$815,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,692	$2,899
Accounts payable	18,500	29,569
List brokerage trade accounts payable	65,936	79,827
Accrued payroll expenses	31,767	32,128
Accrued expenses	11,370	16,068
Income taxes payable	3,751	—
Deferred revenue	62,582	60,479
Current liabilities of discontinued operations	—	16,659

Total current liabilities	196,598	237,629

Long-term debt, net of current portion	179,010	297,745
Deferred income taxes	5,774	10,552
Other liabilities	11,034	5,417
Noncurrent liabilities of discontinued operations	—	16,406
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 57,714,865 shares issued and outstanding at December 31, 2009 and 57,019,030 shares issued and outstanding at December 31, 2008	144	142
Paid-in capital	151,529	147,029
Retained earnings	107,530	114,082
Note receivable — shareholder	(6,800)	(9,000)
Accumulated other comprehensive loss	(1,567)	(4,224)

Total stockholders’ equity	250,836	248,029

	$643,252	$815,778

The accompanying notes are an integral part of the consolidated financial statements.

infoGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Net sales	$499,913	$588,686	$544,703
Costs and expenses:
Cost of goods and services	185,345	203,053	169,011
Selling, general and administrative	255,228	334,461	266,416
Goodwill impairment	7,722	—	—
Depreciation and amortization of operating assets	20,180	21,352	18,900
Amortization of intangible assets	10,373	12,864	12,771

Total operating costs and expenses	478,848	571,730	467,098

Operating income	21,065	16,956	77,605
Other expense, net:
Investment income	229	1,660	617
Other income (expense)	(1,021)	(1,497)	537
Interest expense	(9,453)	(18,141)	(20,976)

Other expense, net	(10,245)	(17,978)	(19,822)

Income (loss) before income taxes	10,820	(1,022)	57,783
Income tax expense	9,029	412	22,294

Net income (loss) from continuing operations	1,791	(1,434)	35,489
Income (loss) from discontinued operations, net of tax	(8,343)	6,245	5,453

Net income (loss)	$(6,552)	$4,811	$40,942

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.03)	$0.63
Income (loss) from discontinued operations	$(0.14)	$0.11	$0.10

Net income (loss)	$(0.11)	$0.08	$0.73

Basic weighted average shares outstanding	57,359	56,760	55,809

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.03)	$0.63
Income (loss) from discontinued operations	$(0.14)	$0.11	$0.10

Net income (loss)	$(0.11)	$0.08	$0.73

Diluted weighted average shares outstanding	57,923	56,760	55,976

The accompanying notes are an integral part of the consolidated financial statements.

infoGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2009, 2008, and 2007

				Notes	Accumulated
				Receivable	Other	Total
				from	Comprehensive	Stock-
	Common	Paid-In	Retained	Shareholder /	Income	holders’
	Stock	Capital	Earnings	Officers	(Loss)	Equity
	(In thousands, except share and per share amounts)

Balances, December 31, 2006	$138	$126,943	$107,547	$—	$(1,314)	$233,314

Comprehensive income:
Net income	—	—	40,942	—	—	40,942
Foreign currency translation adjustment, net of tax	—	—	—	—	1,058	1,058
Pension plan adjustment, net of tax	—	—	—	—	190	190
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	1,031	1,031
Derivative financial instruments, net of tax	—	—	—	—	406	406

Total comprehensive income						43,627

Issuance of 774,893 shares of common stock in connection with stock option exercises	3	6,232	—	—	—	6,235
Tax benefit from employee stock options exercised	—	384	—	—	—	384
Issuance of 270,461 shares of common stock for Company’s match of 401(k) plan contribution	—	2,763	—	—	—	2,763
Dividends on common stock ($0.35 per share)	—	—	(19,425)		—	(19,425)
Non-cash stock compensation expense	—	784	—	—	—	784

Balances, December 31, 2007	$141	$137,106	$129,064	$—	$1,371	$267,682

Comprehensive income (loss):
Net income	—	—	4,811	—	—	4,811
Foreign currency translation adjustment, net of tax	—	—	—	—	(3,850)	(3,850)
Pension plan adjustment, net of tax	—	—	—	—	(513)	(513)
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(1,199)	(1,199)
Derivative financial instruments, net of tax	—	—	—	—	(33)	(33)

Total comprehensive loss						(784)

Issuance of 31,564 shares of common stock in connection with stock option exercises	1	169	—	—	—	170
Tax benefit from employee stock options exercised	—	10	—	—	—	10
Issuance of 481,798 shares of common stock for Company’s match of 401(k) plan contribution	—	2,705	—	—	—	2,705
Receivable from shareholder	—	6,540	—	(9,000)	—	(2,460)
Dividends on common stock ($0.35 per share)	—	—	(19,793)	—	—	(19,793)
Non-cash stock compensation expense	—	499	—	—	—	499

Balances, December 31, 2008	$142	$147,029	$114,082	$(9,000)	$(4,224)	$248,029

Comprehensive income (loss):
Net loss	—	—	(6,552)	—	—	(6,552)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,807	1,807
Pension plan adjustment, net of tax	—	—	—	—	(7)	(7)
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	895	895
Derivative financial instruments, net of tax	—	—	—	—	(38)	(38)

Total comprehensive loss						(3,895)

Issuance of 543,344 shares of common stock for Company’s match of 401(k) plan contribution	—	2,598	—	—	—	2,598
Receivable from shareholder	—	—	—	2,200	—	2,200
Non-cash stock compensation expense, including issuance of 182,491 shares of common stock in connection with vested restricted stock units	2	1,632	—	—	—	1,634
Tax benefit from issuance of common stock	—	270	—	—	—	270

Balances, December 31, 2009	$144	$151,529	$107,530	$(6,800)	$(1,567)	$250,836

The accompanying notes are an integral part of the consolidated financial statements.

infoGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,552)	$4,811	$40,942
Net income (loss) from discontinued operations	(8,343)	6,245	5,453

Net income (loss) from continuing operations	1,791	(1,434)	35,489
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of operating assets	20,180	21,352	18,900
Amortization of intangible assets	10,373	12,864	12,771
Amortization of deferred financing fees	1,479	963	628
Deferred income taxes	743	(5,150)	(6,823)
Non-cash stock option compensation expense	1,634	499	784
Non-cash 401(k) contribution in common stock	2,598	2,705	2,763
(Gain) loss on sale of assets and marketable securities	546	(1,769)	(334)
Non-cash other expense (income)	(44)	(67)	344
Asset impairment charges	16,446	11,610	—
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable and unbilled services	(1,479)	1,058	6,069
List brokerage trade accounts receivable	5,808	17,683	(341)
Prepaid expenses and other assets	(529)	(1,201)	(1,256)
Deferred marketing costs	262	1,230	1,250
Accounts payable	(13,029)	8,599	(8,514)
List brokerage trade accounts payable	(13,891)	(16,505)	1,257
Income taxes receivable and payable, net	7,409	(8,298)	(1,707)
Accrued expenses and other liabilities	(67)	(2,619)	12,597
Deferred revenue	1,071	(7,323)	(12,696)

Net cash provided by operating activities — continuing operations	41,301	34,197	61,181
Net cash provided by (used in) operating activities — discontinued operations	(34,240)	10,543	12,538

Net cash provided by operating activities	7,061	44,740	73,719

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	9	2,364	3,613
Purchases of marketable securities	—	(3,261)	(254)
Proceeds from sale of property and equipment	1,983	5,991	—
Purchases of property and equipment	(7,724)	(20,064)	(14,070)
Acquisitions of businesses, net of cash acquired	—	(19,065)	(57,066)
Software and database development costs and purchases of other intangibles	(11,148)	(7,945)	(4,408)

Net cash used in investing activities — continuing operations	(16,880)	(41,980)	(72,185)
Net cash provided by (used in) investing activities — discontinued operations	128,118	(2,267)	(2,860)

Net cash provided by (used in) investing activities	111,238	(44,247)	(75,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(175,240)	(70,702)	(161,331)
Proceeds from long-term debt	56,000	87,300	181,675
Deferred financing costs paid	(1,085)	(1,283)	(1,171)
Dividends paid	—	(19,793)	(19,425)
Proceeds from shareholder pursuant to stipulation of settlement	2,200	—	—
Proceeds from derivative financial instruments	—	—	704
Tax benefit related to issuance of common stock	270	10	384
Proceeds from exercise of stock options	—	170	6,235

Net cash provided by (used in) financing activities — continuing operations	(117,855)	(4,298)	7,071
Effect of exchange rate fluctuations on cash and cash equivalents	649	(1,199)	(222)

Net increase (decrease) in cash and cash equivalents	1,093	(5,004)	5,523
Cash and cash equivalents, beginning of year	4,691	9,695	4,172

Cash and cash equivalents, end of year	$5,784	$4,691	$9,695

Supplemental cash flow information:
Capital lease financings	$298	$1,058	$6,039

Capital investments accrued but not yet paid	$1,821	$—	$—

Interest paid	$8,467	$17,083	$19,454

Income taxes paid	$49,582	$18,072	$28,071

The accompanying notes are an integral part of the consolidated financial statements.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of this report, unless the context otherwise requires, all references herein to the “Company,” “Corporation,” “we,” “us,” and “our” mean infoGROUP Inc. and its subsidiaries.

1.	Description of the Business

We are a provider of business and consumer databases for sales leads, mailing lists, direct marketing, database marketing, e-mail marketing and market research solutions. The Company’s database powers the directory services of some of the top Internet traffic-generating sites. Customers use the Company’s products and services to find new customers, grow their sales, and for other direct marketing, telemarketing, customer analysis and credit reference purposes. We operate three principal business groups, which are also our operating segments, the Data Group, the Services Group, and the Marketing Research Group.

2.	Summary of Significant Accounting Policies

Principles of Consolidation.  The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Macro International Inc. (Macro), an applied social research company and a former subsidiary within the Marketing Research Group, was divested during the first quarter of 2009. See Note 4 to the Consolidated Financial Statements. The Company reflects the results of this business as discontinued operations for all periods presented.

Use of Estimates.  The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates as estimates involve judgments and uncertainties. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, intangible assets, goodwill, valuation of long-lived assets, income taxes, restructuring, litigation and contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

Cash Equivalents.  Cash equivalents, consisting of highly liquid debt instruments that are readily convertible to known amounts of cash and when purchased have an original maturity of three months or less, are carried at cost which approximates fair value.

Marketable and Non-Marketable Investments.  Marketable securities have been classified as available-for-sale and are therefore carried at fair value, which are estimated based on quoted market prices. Unrealized gains and losses, net of related tax effects, are reported as other comprehensive income (loss) within the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) until realized. Realized gains and losses are determined by the specific identification method. For non-marketable investment securities in common stock where the Company has a 20 percent or less ownership interest and does not have the ability to exercise significant influence over the investee’s operating and financial policies, the cost method is used to account for the investment. Non-Marketable investment securities are included in other assets within the Consolidated Balance Sheets.

Management monitors and evaluates the financial performance of the businesses in which it invests and compares the carrying value of the investment to quoted market prices (if available), or the fair values of similar investments. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other-than-temporary, the Company records the decline in value as a realized impairment loss and a reduction in the cost of the investment. The Company recorded impairment losses from other-than-temporary declines in the fair value of the Company’s investments of $0.7 million, $2.4 million, and $0.4 million in 2009, 2008, and 2007, respectively, included in other income (expense) on the accompanying Consolidated Statements of Operations.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trade Accounts Receivable.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and national economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are written off after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any material off-balance-sheet credit exposure related to its customers.

List Brokerage Trade Accounts Receivable and Trade Accounts Payable.  For all list brokerage services, the Company serves as a broker between unrelated parties who wish to purchase a certain list and unrelated parties who have the desired list for sale. Accordingly, the Company recognizes trade accounts receivable and trade accounts payable, reflecting a “gross-up” of the two concurrent transactions. List brokerage sales revenues are recognized net of costs on the accompanying Consolidated Statements of Operations. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing list brokerage trade accounts receivable. The Company determines the allowance based on a monthly review of all past due balances over 90 days and over a specified amount individually for collectability.

Advertising Costs.  Direct marketing costs associated with the mailing and printing of brochures and catalogs are capitalized and amortized over six months, the period corresponding to the estimated revenue stream of the individual advertising activities. All other advertising costs are expensed as the advertising takes place. Total unamortized marketing costs at December 31, 2009 and 2008 were $0.7 million and $1.0 million, respectively. Total advertising expense for the years ended December 31, 2009, 2008, and 2007, was $19.6 million, $42.6 million, and $46.1 million, respectively.

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

Long-lived assets are tested within their asset group for impairment as triggering events occur. If a triggering event has occurred, the Company compares the carrying value of the asset group to its related undiscounted cash flows. If the carrying value of the asset group is greater than the undiscounted cash flows, then an impairment indicator exists. We then estimate the fair value of the asset group based on market participant information and compare the fair value to the discounted cash flows of the asset group to determine the impairment charge. The impairment charge is allocated among the long-lived assets. See Note 7 to the Consolidated Financial Statements for a discussion on the impairments recorded as a result of those tests.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets.  Intangible assets with estimable useful lives are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets, as follows:

Noncompete agreements	Term of agreements
Database development costs	1 to 4 years
Customer base	1 to 9 years
Trade name	3 to 15 years
Software development costs	1 to 7 years
Deferred Financing Costs	1 to 8 years

Amortizable intangible assets are tested within their asset group for impairment as triggering events occur. If a triggering event has occurred, the Company compares the carrying value of the asset group to its related undiscounted cash flows. If the carrying value of the asset group is greater than the undiscounted cash flows, then an impairment indicator exists. We then estimate the fair value of the asset group based on market participant information and compare the fair value to the discounted cash flows of the asset group to determine the impairment charge. See Note 9 to the Consolidated Financial Statements for a discussion on the impairments recorded as a result of those tests.

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill resulting from acquisitions of businesses and determined to have an indefinite useful life is not subject to amortization, but instead tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss has been incurred.

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

We recorded a non-cash impairment charge of $7.7 million during 2009 as a result of performing the annual impairment test. See Note 9 to the Consolidated Financial Statements for further discussion.

Software Capitalization.  The Company incurs cost in developing software for its internal use. Software development costs are expensed as incurred during the preliminary project stage and until it is deemed probable that the software project will be completed and used for its intended function. Direct costs are capitalized and amortized using the straight-line method, generally ranging from one to three years for software developed for internal use. Unamortized software costs included in intangible assets at December 31, 2009 and 2008, were $16.7 million and $13.3 million, respectively. Amortization of capitalized costs during the years ended December 31, 2009, 2008 and 2007 totaled approximately $4.3 million, $4.0 million and $4.0 million, respectively. We assess the impairment of capitalized software costs as triggering events occur. The Company recorded impairments for the year ended December 31, 2009 for capitalized software costs of $4.1 million and $1.1 million for the year ended December 31, 2008.

Database Development Costs.  Costs to maintain and enhance the Company’s existing business and consumer databases are expensed as incurred. Costs to develop new databases, which primarily represent direct external costs, are capitalized with amortization beginning upon successful completion of the project. Database development costs are amortized using the straight-line method over the expected lives of the databases, generally ranging from one to four years. Unamortized database development costs were $1.3 million and $2.2 million at

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009 and 2008, respectively. Amortization of capitalized costs during the years ended December 31, 2009, 2008 and 2007, totaled approximately $0.9 million, $0.9 million and $0.8 million, respectively. We assessed the impairment of database development costs as of December 31, 2009, and no impairments were identified for database development costs. Impairments of $3.3 million were recorded for the year ended December 31, 2008.

Revenue Recognition.  Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed or determinable, and (4) collectability is reasonably assured. The Company must make assumptions in determining whether all of the criteria noted above have been met for proper revenue recognition. Revenue recognition for the Company is often complex due to the varied arrangements that are entered into with customers. Such arrangements may include multiple-elements or deliverables which have to be evaluated for accounting treatment applicable to separate units of accounting or as a single revenue arrangement and how consideration for such elements is allocated. The Company must make judgments in evaluating the terms of each customer revenue arrangement. A description of how elements of these criteria are met for our different products summarized by operating segment is below.

Data Group and Services Group:

•	Revenue from the sale of prospect lists (paper form or electronic), mailing labels, published directories, other sales lead products, and DVD information products are recognized upon delivery. These product sales are typically evidenced by a written purchase order or by credit card authorization.

•	Data processing and e-mail customer retention solution revenues are billed on a time and materials basis, with the recognition of revenue occurring as the services are rendered to the customer.

•	Revenue from the licensing of the Company’s data to third parties and the sale of the Company’s subscription-based products are recognized on a straight-line basis over the longer of the life of the agreement or delivery, when the Company commits to provide the customer either continuous data access (i.e., “24/7” access via the Internet) or updates of data files over a period of time. Licenses and subscriptions are evidenced by written contracts. The Company also licenses data to customers with no such commitments. In those cases, the Company recognizes revenue when the data is delivered to the customer, provided all other revenue recognition criteria have been met. All billed amounts relating to future periods are recorded as deferred revenue on the Company’s Consolidated Balance Sheets. Subscription based products include SalesGenie.com, SalesGenie.com/Lite, MarketZone Gold, MarketZone Platinum, Credit.net and OneSource Business Browser.

Services Group:

•	List management revenue is recognized net of costs upon shipment of the list to the third party. List brokerage revenue is recognized, upon verification from third party of the actual list used and shipped, net of costs, as the Company acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis.

Marketing Research Group:

•	Revenues under fixed-price contracts are recognized on a proportional performance basis. Performance is based on the ratio of costs incurred to total estimated costs where the costs incurred represent a reasonable surrogate for output measures of contract performance, including survey design, data collection, survey analysis and presentation of deliverables to the client. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Provision for estimated contract losses, if any, is made in the period such losses are determined. Customers are obligated to pay as services are performed, and in the event that a client cancels the contract, the client is responsible for payment for services performed through the date of cancellation.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Revenue for our retainer contracts are charged to customers on a fixed monthly subscription fee basis to access On-Demand Business Research services, and revenues are recognized ratably over the term of each subscription. Retainer fees are required to be paid in advance by customers on either a monthly, quarterly or annual basis, and all billed amounts relating to future periods are recorded as deferred revenue on the Company’s Consolidated Balance Sheets.

•	Revenue for our deposit contracts are charged to customers on a fixed annual fee basis, which entitles them to access any of the Company’s service offerings throughout the contract period, up to the total amount of the annual deposit fee. Since deposit account customers can “spend” their contract fee at any time within the annual contract period, deposit account revenues are only recognized within the contract period as services are actually provided to customers, with any unused deposit amounts recognized as revenue in the final month of the contract. Deposit contract fees are required to be paid in advance, primarily annually, and any billed amounts relating to future periods are recorded as deferred revenue on the Company’s Consolidated Balance Sheets.

Unbilled receivables, classified as a current asset, are invoiced based upon the achievement of specific events as defined by each contract including deliverables, timetables and incurrence of certain costs. Reimbursements of out-of-pocket expenses are included in revenues with corresponding costs incurred by the Company included in cost of revenues.

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

Revenue Recognition Items.  During the year ended December 31, 2009, the Company reduced net sales by approximately $1.5 million, $0.9 million corrected in the second quarter and $0.6 million corrected in the fourth quarter, due to various revenue recognition items that were related primarily to previous years. The accounting for our revenue is often complex due to the customized arrangements that are entered into with customers. Such arrangements may include multiple-elements or deliverables which have to be evaluated for accounting treatment applicable to separate units of accounting or as a single revenue arrangement and how consideration for such elements is allocated. In addition, as we are consolidating the processes and accounting performed separately at our previously acquired businesses, we have identified circumstances where management’s estimates and judgments about revenue recognition now vary from those previously applied.

As previously disclosed in our Form 10-Q as of and for the period ended June 30, 2009, we reduced beginning retained earnings by an immaterial adjustment of $0.8 million after-tax to reflect the correction of the cumulative overstatement of revenue for periods through December 31, 2005. We corrected remaining overstatements of $1.5 million pre-tax, ($0.9 million after-tax) for the periods subsequent to December 31, 2005 within our Consolidated Statement of Operations for the year ended December 31, 2009, $0.9 million corrected in the second quarter and $0.6 million corrected in the fourth quarter. As a result of recording the correcting adjustment for the cumulative overstatement of revenue for periods through December 31, 2005, our Consolidated Balance Sheet presented as of December 31, 2008 was adjusted. We increased deferred revenues by $1.3 million and we increased income taxes receivable by $0.5 million. Retained earnings were reduced by $0.8 million. As a result of recording the correcting adjustment for the cumulative overstatement of revenue for periods subsequent to December 31, 2005, our Consolidated Statement of Operations presented for the year ended December 31, 2009 was adjusted. Revenues for the year ended December 31, 2009 were reduced by $1.5 million for the adjustment. Net income from continuing operations for the year ended December 31, 2009 was reduced by $0.9 million.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has concluded that the impact of these revenue recognition items are not material to any one period within our previously issued Consolidated Financial Statements. We determined that reflecting the cumulative correction within the Consolidated Financial Statements as an immaterial revision to beginning retained earnings and as an adjustment to the Consolidated Statements of Operations for the year ended December 31, 2009 is also not material.

Stock-Based Compensation.  The Company accounts for stock-based compensation in accordance with the requirements of the guidance within “Share-Based Payments.” Stock-based compensation is recognized based on the grant date fair value as estimated. The Company applies the Black-Scholes valuation model in determining the fair value of stock options granted to employees, which is then recognized as expense over the requisite service period. Compensation cost is recognized as expense over the periods in which the benefit is received. Compensation cost for restricted stock units (RSU) is based on the fair value of our common stock on the date of grant and is amortized over the vesting period that restrictions lapse. See Note 12 of the Notes to Consolidated Financial Statements for further discussion of share-based compensation.

Income Taxes.  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax carrying amounts and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Accounts Payable.  The Company classifies negative cash balances as a result of outstanding checks within accounts payable in the Consolidated Balance Sheets, and within accounts payable in operating activities in the Consolidated Statements of Cash Flows. Such amounts are overdrafts according to the general ledger and are appropriately reflected in operating cash flows. The amount of the negative cash balance included in accounts payable as of December 31, 2009 and 2008 was $5.5 million and $12.7 million, respectively.

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

Restructuring Expenses.  The Company recognizes costs associated with exit or disposal activities as they are incurred in the absence of a formal commitment to an exit or disposal plan. Costs are primarily incurred in relation to severance, including other employee benefits, and facility vacates, including partial facility vacates. The Company ensures that partial facility vacates are no longer providing an economic benefit to the Company. Sub-lease income rentals are estimated when reasonable and probable and are netted against the future obligations. Obligations are discounted if they are determined to be paid according to a fixed payment schedule.

Contingencies.  The Company is involved in various legal proceedings. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. See Note 17 of the Notes to Consolidated Financial Statements for further discussion of contingencies.

Earnings Per Share.  Basic earnings (loss) per share are based on the weighted average number of common shares outstanding, including contingently issuable shares. Diluted earnings (loss) per share are based on the

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted number of common shares outstanding, including contingently issuable shares, plus potentially dilutive common shares outstanding (representing outstanding stock options and restricted stock units).

The following table show the amounts used in computing earnings (loss) per share and the effect on the weighted average number of shares of dilutive common stock. Certain options on shares of common stock were not included in computing diluted earnings because their effects were antidilutive.

	For the Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)

Weighted average number of shares outstanding used in basic earnings (loss) per share	57,359	56,760	55,809
Dilutive effect of stock options and restricted stock units	564	—	167

Weighted average number of shares outstanding used in diluted earnings (loss) per share	57,923	56,760	55,976

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, (the “FASB”), issued guidance that establishes the FASB Codification as the source of authoritative generally accepted accounting principles. In addition, the rules and interpretive releases of the Securities and Exchange Commission continue to be sources of authoritative guidance. We adopted this guidance as of September 30, 2009, which did not have a material impact on our Consolidated Financial Statements other than revising certain disclosures within our financial statements to remove references to legacy accounting pronouncements.

The Company adopted Subsequent Events as of June 30, 2009. See Note 22 of the Notes to the Consolidated Financial Statements for required disclosures. This guidance establishes the general standards of accounting for and disclosing events that occur after the balance sheet date but before the financial statements are issued.

The Company adopted Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly as of June 30, 2009. See Note 16 of the Notes to the Consolidated Financial Statements for disclosures required on the inputs and valuation techniques used to measure fair value.

On January 1, 2008, the Company adopted Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements, for its financial assets and liabilities. On January 1, 2009, the Company adopted Fair Value Measurements for its nonfinancial assets and nonfinancial liabilities. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements. See Note 16 of the Notes to the Consolidated Financial Statements for disclosures required.

In August 2009, the FASB issued guidance that provides clarification on measuring the fair value of liabilities using quoted prices of identical liabilities. This was effective for the Company beginning October 1, 2009. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assuming the acquisitions described above made during 2008 and 2007 had been acquired on January 1, 2007 and included in the accompanying Consolidated Statements of Operations, unaudited pro forma consolidated net sales, net income and earnings per share would have been as follows (In thousands, except per share amounts):

For the Year Ended
December 31,
2007
(Unaudited)

Net sales	$626,748
Net income	$38,606
Basic earnings per share	$0.69
Diluted earnings per share	$0.69

The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results that may occur in the future.

4.	Discontinued Operations

Macro Divestiture

During the first quarter of 2009, the Company completed its divestiture of Macro International, Inc. (“Macro”) to ICF International Inc. (“ICF”) for proceeds of approximately $155.0 million, resulting in a pre-tax gain of $28.1 million ($9.3 million loss after tax). Accordingly, the Company reflects the results of this business as discontinued operations for all periods presented. The assets and liabilities divested are classified as assets and liabilities of discontinued operations within the Company’s Consolidated Balance Sheet as of December 31, 2008. Macro was part of the Marketing Research Group segment.

During the third quarter of 2009, the Company finalized the working capital adjustment per the Macro sale agreement. The gain of $2.6 million, $1.6 million after-tax, was recorded within discontinued operations of the Condensed Consolidated Statement of Operations for the three months ended June 30, 2009. The Company received the $2.6 million from ICF on July 31, 2009, and $3.0 million, an escrow amount held in relation to the working capital adjustment, was released to the Company on August 3, 2009. The proceeds received were used to pay down our debt during the third quarter of 2009.

An indemnity escrow for $10.0 million of the proceeds was created to cover certain stipulated scenarios that could potentially cause financial damages to the purchaser for which the Company would be liable. The escrow period is two years from the date of sale. The Company is not aware of any items that could cause it to not receive the $10.0 million from escrow at the end of the two year period.

The summary comparative financial results of discontinued operations were as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Net sales	$35,440	$149,584	$144,070

Operating income from discontinued operations before income taxes	1,630	11,289	8,965
Gain from disposal of business	28,061	—	—

Income before income taxes	29,691	11,289	8,965
Income tax expense	(38,034)	(5,044)	(3,512)

Income (loss) from discontinued operations, net of tax	$(8,343)	$6,245	$5,453

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income taxes for discontinued operations are significantly higher than the anticipated statutory tax rate due to $61.8 million of nondeductible goodwill related to the Macro sale. The effective tax rate for Macro’s tax gain was 41.2%. Income taxes of $46.5 million related to the sale of Macro were paid as of December 31, 2009. Income taxes payable of $5.7 million remains on the Consolidated Balance Sheet as of December 31, 2009. Deferred tax assets of $1.0 million and deferred tax liabilities of $16.1 million were reclassified to current income taxes payable as part of the sale. The deferred tax liabilities primarily consisted of temporary differences related to intangible assets.

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

5.	Marketable and Non-Marketable Investments

At December 31, 2009 and 2008, marketable securities available for-sale consists of common stock and mutual funds, which the Company records at fair market value. Any unrealized holding gains or losses are excluded from net income and reported as a component of accumulated other comprehensive income (loss) until realized. At December 31, 2009 and 2008, non-marketable securities were immaterial.

During 2009, the Company recorded an impairment of $0.7 million due primarily to the other than temporary decline in value of marketable and non-marketable securities due a continued decrease in an investment’s publicly traded stock price, which is included in other income (expense) within the Consolidated Statements of Operations.

During 2008, the Company recorded proceeds of $2.4 million and a net realized gain of $1.7 million for the sale of marketable securities, which is included in investment income within the Consolidated Statements of Operations. During 2008, the Company also recorded an impairment of $2.4 million due to the other than temporary

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decline in value of marketable and non-marketable investments, which is included in other income (expense) within the Consolidated Statements of Operations.

During 2007, the Company recorded proceeds of $3.6 million, which included $1.7 million from the sale of a certain non-marketable investment that the Company had recorded within other assets, and a net realized gain of $1.4 million, which is included in other income (expense) within the Consolidated Statements of Operations.

6.	Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)

Other comprehensive income (loss):
Unrealized gain from investments:
Unrealized gains	$1,398	$—
Related tax expense	(503)	—

Net	$895	$—

Unrealized loss from pension plan:
Unrealized losses	(1,912)	(1,963)
Related tax benefit	688	746

Net	$(1,224)	$(1,217)

Foreign currency translation adjustments:
Unrealized gains (losses)	(3,508)	(5,452)
Related tax benefit (expense)	1,935	2,072

Net	$(1,573)	$(3,380)

Unrealized gain from derivative financial instrument:
Unrealized gains	523	602
Related tax expense	(188)	(229)

Net	$335	$373

Accumulated other comprehensive income (loss)	$(1,567)	$(4,224)

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Unrealized
				Gain (Loss)
	Unrealized	Unrealized	Foreign	From
	Gain (Loss)	Gain (Loss)	Currency	Derivative
	From	From	Translation	Financial
	Investments	Pension Plan	Adjustments	Instruments

Balance, December 31, 2006	$168	$(894)	$(588)	$—
Fiscal 2007 activity	1,292	190	1,058	406
Reclassification adjustment for (gain) included in net income	(261)	—	—	—

Balance, December 31, 2007	$1,199	$(704)	$470	$406
Fiscal 2008 activity	137	(513)	(3,850)	(33)
Reclassification adjustment for (gain) included in net income	(1,336)	—	—	—

Balance, December 31, 2008	$—	$(1,217)	$(3,380)	$373
Fiscal 2009 activity	895	(7)	1,807	(38)

Balance, December 31, 2009	$895	$(1,224)	$(1,573)	$335

7.	Property and Equipment

	December 31,	December 31,
	2009	2008
	(In thousands)

Land and improvements	$2,605	$2,832
Buildings and improvements	45,439	47,495
Furniture and equipment	130,357	127,106
Capitalized equipment leases	20,954	20,323

	199,355	197,756
Less accumulated depreciation and amortization:
Owned property	130,196	120,422
Capitalized equipment leases	18,874	18,099

Property and equipment, net	$50,285	$59,235

We assess the valuation of property and equipment. The Company recorded impairments of $2.3 million and $1.2 million for the year ended December 31, 2009 and 2008, respectively, for assets no longer providing an economic benefit to the Company.

8.	Assets Held for Sale

Assets held for sale are measured at the lower of their carrying values or fair market values less costs to sell the assets.

During 2009, the Company sold its fractional interests in its aircraft for total proceeds of $2.0 million, resulting in an immaterial pre-tax loss. Impairments of $0.4 million were previously recorded within selling, general and administrative expenses within the Consolidated Statement of Operations during 2009 to reflect the fair market value of our fractional interests in these aircraft based on quoted market prices. Additionally, during 2009, the Company recorded an impairment of $0.2 million within selling, general and administrative expenses within the Consolidated Statement of Operations to reflect the fair market value of its time-share based on quoted market prices. Subsequent to December 31, 2009 the time-share was sold for approximately $0.3 million in proceeds

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulting in an immaterial pre-tax loss. Also, subsequent to December 31, 2009, the Company was in negotiations to sell the land currently classified as held for sale.

Assets held for sale consist of the following:

	December 31,	December 31,
	2009	2008
	(In thousands)

Property and equipment (land)	$1,132	$1,132
Other assets (time-share and fractional interests in aircraft)	325	2,828

	$1,457	$3,960

9.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	12/31/2009			12/31/2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(In thousands)

Goodwill	$346,265	$—	$346,265	$377,708	$—	$377,708
Other intangible assets:
Non-compete agreements	16,734	15,023	1,711	16,911	14,265	2,646
Core technology	15,152	15,152	—	15,323	13,665	1,658
Customer base	59,092	34,037	25,055	58,638	27,874	30,764
Trade names	30,640	16,497	14,143	30,741	14,664	16,077
Purchased data processing software	73,478	73,478	—	73,478	73,478	—
Acquired database costs	87,971	87,971	—	87,971	87,971	—
Perpetual software license agreements	8,000	8,000	—	8,000	8,000	—
Software and database development costs	37,984	19,986	17,998	30,299	14,807	15,492
Deferred financing costs	15,574	12,653	2,921	14,488	11,175	3,313

Total other intangible assets	344,625	282,797	61,828	335,849	265,899	69,950
Total goodwill and other intangible assets	$690,890	$282,797	$408,093	$713,557	$265,899	$447,658

Goodwill

The following table summarizes activity related to goodwill recorded by the Company (in thousands):

				Acquisition
				and Foreign
	Beginning		Macro	Currency		Ending
Fiscal Year	Balance(1)	Acquisition	Divestiture(1)	Adjustments	Impairment	Balance

2009	$377,708	$—	$(23,626)	$(95)	$(7,722)	$346,265
2008	$374,307	$7,163	$—	$(3,762)	$—	$377,708

(1)	The goodwill balances reflected within these financial statements prior to December 31, 2009 exclude goodwill assigned to Macro of approximately $40.8 million. In conjunction with the sale of Macro, the Company performed a valuation and determined that an additional $23.6 million of goodwill should be assigned to Macro. Thus, the total amount of goodwill assigned to Macro upon divestiture is approximately $64.4 million.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, the Company finalized the purchase price allocation for acquisitions including expresscopy.com, Guideline Inc., NWC Research, Northwest Research Group, and SECO Financial. The Company also recorded initial and subsequent adjustments for Direct Media Inc. The acquisition adjustments in 2008 are primarily related to cumulative translation adjustments totaling $1.5 million and multiple other adjustments including a $0.6 million tax adjustment for the expiration of items related to uncertain tax positions and adjustments of other identified intangibles due to the receipt of the final valuation report from the Company’s third party valuation company for certain acquisitions.

The Company performed its annual impairment test as of October 31, 2009. As a result of this annual test, a non-cash impairment charge was recorded during 2009 of $7.7 million in the Research Group as discussed further below.

During 2009, we had three reporting units that had been assigned goodwill and therefore required valuation testing. The three reporting units also represent the Company’s operating segments, the Data Group, the Services Group, and the Marketing Research Group. Our annual impairment test is performed with a measurement date of October 31. Other than the Macro divestiture, there were no events that occurred prior to or subsequent to the annual measurement date that required an interim impairment analysis.

We utilized the assistance of a third party in determining the fair value of each of our three reporting units. In determining the fair value of each reporting unit, management is required to make significant assumptions and judgments.

Step 1 of the analysis, which was based on both an income and market approach methodology, indicated that the fair values determined for both the Data Group and the Services Group substantially exceeded their carrying value. However, step 1 of the analysis indicated that the carrying value of the Marketing Research Group exceeded its estimated fair value. The Company performed a market capitalization reconciliation to ensure that the total Company fair value was reasonable. Step 2 of the analysis was performed for the Marketing Research Group, which resulted in the Company recording a non-cash impairment charge of $7.7 million during 2009. After the non-cash impairment charge, $20.8 million of goodwill was assigned to the Marketing Research Group.

Other amortizable intangibles

The weighted average remaining amortization period for the other intangible assets as of December 31, 2009 are: non-compete agreements (2.2 years), customer base (3.8 years), trade names (2.6 years), software and database development costs (2.4 years) and deferred financing costs (1.9 years). The weighted average remaining amortization period as of December 31, 2009 for all other intangible assets in total is 2.8 years. The weighted average amortization period as of December 31, 2008 was 2.2 years. We will continue to assess the useful lives of our intangible assets as we merge business units and continue our implementation of the rebranding activities of the Company.

We assess the valuation of intangible assets. The Company recorded impairments for the year ended December 31, 2009 for intangible assets of $5.2 million. Of these impairments, $4.8 were recorded in the Data Group, $0.1 were recorded in the Services Group, and $0.3 were recorded in Corporate Activities, and were included within selling, general and administrative expenses within the Consolidated Statement of Operations for the year ended December 31, 2009. The impairment charges were primarily attributable to internal software and database development costs where the items were deemed to no longer provide an economic benefit to the Company and to have no fair market value. We considered whether the goodwill impairment analysis step 2 performed for the Marketing Research Group indicated further impairment of our long-lived and other intangible assets and noted no additional impairment.

We recorded impairments for the year ended December 31, 2008 of $5.8 million. Of these impairments, all were recorded within the Data Group, and were recorded within selling, general and administrative expenses within the Consolidated Statement of Operations. The impairment charges were primarily attributable to infoUK of

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.7 million and expresscopy.com of $1.4 million. In addition, we recorded an impairment of $0.6 million for a OneSource database and $0.9 million for development costs for a SalesGenie product no longer being utilized.

Amortization expense recorded for intangible assets during the years ended 2009, 2008, and 2007 totaled approximately $15.6 million, $17.8 million, and $17.5 million, respectively.

Future amounts by calendar year for amortization of intangibles, including amortization of software and database development costs, as of December 31, 2009 are as follows (in thousands):

2010	$17,219
2011	10,022
2012	7,433
2013	5,550
2014 and thereafter	15,805

Total	$56,029

Future amortization amounts do not include future amortization for intangible assets included on the Consolidated Balance Sheets related to software and database development projects not yet completed of $5.8 million.

10.	Financing Arrangements

Long-term debt consists of the following:

	December 31,	December 31,
	2009	2008
	(In thousands)

Amended 2006 Credit Facility — term loan	70,500	170,520
Amended 2006 Credit Facility — revolving line of credit	68,500	86,500
Mortgage notes — collateralized by deeds of trust. Notes bear a fixed interest rate of 6.082% due June 2017. Interest is payable monthly	41,125	41,126
Economic development loan — State of Iowa, collateralized by deed of trust. Note is interest-free. Principal due December 2009	—	29
Capital lease obligations (See Note 17)	1,577	2,469

	181,702	300,644
Less current portion	2,692	2,899

Long-term debt	$179,010	$297,745

Future maturities by calendar year of debt obligations as of December 31, 2009 are as follows (in thousands):

2010	$2,692
2011	70,732
2012	67,391
2013	499
2014	509
Thereafter	39,879

Total	$181,702

On March 16, 2007, the Company amended its Senior Secured Credit Facility that was entered into on February 14, 2006. The amendment increased the Company’s outstanding Term Loan by $75 million, which is due

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 2012. Proceeds from this transaction were used to reduce amounts outstanding under the Company’s revolving credit facility. The pricing, principal amortization and maturity date of February 2011 of the expanded Term Loan remain unchanged from the existing terms. On May 16, 2007, the Company further amended its Senior Secured Credit Facility (as amended on March 16, 2007 and May 16, 2007, the “2006 Credit Facility”) in order to (1) allow the mortgage loan transactions between the Company and Suburban Capital Markets, Inc. (“Suburban Capital”), described in further detail immediately below, and (2) waive any default of the 2006 Credit Facility which might otherwise occur by reason of such transactions.

At December 31, 2009, the term loan had a balance of $70.5 million, bearing an average interest rate of 2.01%. The revolving line of credit had a balance of $68.5 million, bearing an interest rate of 2.5%, and $106.5 million was available under the revolving line of credit. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility.

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

In light of the ongoing investigation as described in Note 17 in the Notes to Consolidated Financial Statements, the Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) by the SEC filing deadline. Failure to timely file the 2007 Form 10-K and provide annual financial statements to the lenders under the 2006 Credit Facility would constitute a default under the 2006 Credit Facility. Therefore, on March 26, 2008, the Company and the lenders under the 2006 Credit Facility Agreement entered into a Third Amendment (the “Third Amendment”) to the 2006 Credit Facility which, among other things: (1) extended the deadlines by which the Company must file the 2007 Form 10-K and Form 10-Q for the quarter ended March 31, 2008 and provide certain annual and quarterly financial statements to the lenders; (2) waived any other defaults arising from these filing delays; and (3) modified the covenant related to operating leases. On June 27, 2008, the Company and the lenders under the 2006 Credit Facility entered into a Fourth Amendment (the “Fourth Amendment”) to the 2006 Credit Facility (as amended by the Third Amendment and the Fourth Amendment, the “Amended 2006 Credit Facility”) which extended the deadlines by which the Company must file the 2007 Form 10-K and the Form 10-Q for the period ended March 31, 2008 to August 15, 2008, and the Form 10-Q for the period ended June 30, 2008 to August 29, 2008.

On March 27, 2009, as a result of the purchase agreement between the Company and ICF regarding the sale of Macro as described in Note 4 of the Notes to the Consolidated Financial Statements, the Company and the lenders to the 2006 Credit Facility entered into a Fifth Amendment (the “Fifth Amendment”) to the 2006 Credit Facility, which, among other things: (1) consented to the sale of Macro to ICF; and (2) governed the application of proceeds from the sale of Macro. The Fifth Amendment did not change the terms of the Credit Agreement. The Fifth Amendment became effective contemporaneously with the closing of the Macro transaction on March 31, 2009.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 31, 2009, the Company and the lenders to the 2006 Credit Facility entered into a Sixth Amendment, which modified the determination of the Company’s consolidated net worth covenant calculation by excluding, in certain circumstances, non-cash impairment charges related to goodwill, intangible assets and / or long-lived assets.

We are subject to and are in compliance with the non-financial and financial covenants in the 2006 Credit Facility, which includes a minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on earnings before interest expense, income taxes, depreciation and amortization (EBITDA), with adjustments to EBITDA for certain agreed upon items. The specified adjustments to EBITDA (Adjusted EBITDA) exclude the following from the calculation of EBITDA as defined above: non-cash charges comprising of impairment of assets, cumulative effects of changes in accounting principles, or any non-cash stock compensation and other extraordinary and non-recurring items (such as SEC investigation charges, shareholder and other litigation expenses, and restructuring charges).

The Amended 2006 Credit Facility has certain restrictions on our ability to declare dividends and provides that the Company may pay cash dividends on its common stock or repurchase shares of its common stock provided that (1) before and after giving effect to such dividend or repurchase, no event of default exists or would exist under the credit agreement, (2) before and after giving effect to such dividend or repurchase, the Company’s consolidated total leverage ratio is not more than 2.75 to 1.0, and (3) the aggregate amount of all cash dividends and stock repurchases during any loan year does not exceed $20 million, except that there is no cap on the amount of cash dividends or stock repurchases so long as, after giving effect to the dividend or repurchase, our consolidated total leverage ratio is not more than 2.00 to 1.0. On January 30, 2009, the Board of Directors voted to eliminate the dividend that is historically paid at the beginning of our fiscal year.

During 2009, 2008, and 2007, the Company incurred costs of $1.1 million, $1.3 million, and $1.2 million, respectively, related to its financing transactions.

11.	Derivative Instruments and Hedging Activities

The Company has not entered into any derivative or hedging activities during 2009 or 2008.

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

Coincident with closing the mortgage transactions described above, the Company unwound the treasury lock agreement that it entered into previously to hedge fluctuations in treasury rates between the execution date of the treasury lock and the issuance of the mortgage debt described above. As a result of treasury rate movement, the Company received cash proceeds of $0.7 million in settlement of the treasury lock. Substantially all of this amount is being deferred and amortized over the ten-year term of the mortgages as a reduction to interest expense. An ineffective portion of $38,415 was recorded to reduce interest expense on the settlement date since the actual principal balance of the mortgage loans was $41.1 million versus the notional amount of $43.5 million under the treasury lock.

The Company accounts for derivatives and hedging activities as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets and liabilities through earnings, or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. As of December 31, 2009 and 2008, $0.3 million and $0.4 million, respectively, of deferred gains (net of income taxes) on derivative instruments were included in accumulated other comprehensive income.

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

12.	Share-Based Payment Arrangements

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

The Company has granted 50,000 options and 1,034,998 RSUs specifically under the 2007 Omnibus Incentive Plan as of December 31, 2009. The options, which were issued in June 2008, have an exercise price of $6.00 (which was 118% of the fair market price), vest over a four-year period at 25% per year, and expire in June 2018, ten years from the grant date. Historically, the Company has issued stock option grants that either: 1) vest over an eight-year period, expire ten years from date of grant and are granted at 125% of the stock’s fair market value on the date of grant, or 2) that expire five years from the date of grant, vest over a four-year period at 25% per year and are granted at 100% of the stock’s fair market value on the date of grant. RSUs granted to members of the Board of Directors vest on a pro-rata basis, 100% vested one year from the date of issuance, and RSUs granted to employees primarily vest in four equal annual installments beginning one year from the date of issuance.

The Company applies the Black-Scholes valuation model in determining the fair value of stock option grants to employees and directors, which is then recognized as expense over the requisite service period. RSU expense is based on the fair value of stock on the date of grant and is amortized over the vesting period. Compensation expense is recognized only for those options and restricted stock units expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. Stock-based employee compensation expense was $1.6 million in 2009, $0.5 million in 2008 and $0.8 million in 2007 on income before income taxes, and is included in selling, general and administrative expenses within the Consolidated Statement of Operations. Related income tax benefits recognized in earnings were $0.6 million in 2009, $0.2 million in 2008 and $0.3 million in 2007.

The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	Years Ended December 31,
	2009	2008	2007

Risk-free interest rate	*	3.22%	*
Expected dividend yield	*	6.86%	*
Expected volatility	*	40.69%	*
Expected term (in years)	*	4.0	*

*	Not applicable as there were no grants in 2009 or 2007.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes stock option plan activity for the years ended December 31, 2009, 2008 and 2007:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value at
	Options	Exercise	Contractual	December 31,
	Shares	Price	Term (Years)	2009
				(In thousands)

Outstanding at December 31, 2006	2,313,711	$9.67
Granted	—	—
Exercised	(774,893)	8.04
Forfeited or expired	(855,000)	9.80

Outstanding at December 31, 2007	683,818	11.37
Granted	50,000	6.00
Exercised	(31,564)	5.37
Forfeited or expired	(132,254)	7.65

Outstanding at December 31, 2008	570,000	12.09
Granted	—	—
Exercised	—	—
Forfeited or expired	(5,000)	14.58

Outstanding at December 31, 2009	565,000	12.07	5.46	$101

Options exercisable at December 31, 2009	246,499	12.34	5.33	$25

The total intrinsic value of share options exercised was $29 thousand for the year ended December 31, 2008 and $1.1 million for the year ended December 31, 2007. As of December 31, 2009, the total unrecognized compensation cost related to nonvested stock option awards was approximately $0.4 million, which is expected to be recognized over a remaining weighted average period of 1.20 years.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes RSU activity for the years ended December 31, 2009 and 2008:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value at
	Number of	Grant-Date	Contractual	December 31,
	RSUs	Fair Value	Term (Years)	2009
				(In thousands)

Outstanding at December 31, 2007	—	—
Granted	857,080	$4.23
Vested/Issued	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2008	857,080	4.23
Granted	177,918	4.78
Vested/Issued	(182,491)	4.16
Forfeited or expired	(168,481)	4.67

Outstanding at December 31, 2009	684,026	4.28	2.51	$5,486

As of December 31, 2009, the total unrecognized compensation cost related to nonvested RSU grants was approximately $2.4 million, which is expected to be recognized over a remaining weighted average period of 1.52 years.

As of December 31, 2009, 3.6 million shares were available for additional option grants and RSU grants. Through February 26, 2010, 37,500 options and 42,250 RSUs were forfeited.

13.	Savings Plan

Employees who meet certain eligibility requirements can participate in the Company’s 401(k) savings and investment plans. Under the plans, the Company may, at its discretion, match a percentage of the employee contributions. The Company recorded expenses for matching contributions totaling $3.0 million, $3.2 million, and $3.3 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Under all plans, excluding the Marketing Research plans, the Company can make matching contributions to a plan by using Company common stock. Contribution expense is measured as the fair value of the Company’s common stock on the date of the grant. During 2009, the Company contributed 543,344 shares with a value of $2.6 million. During 2008, the Company contributed 481,798 shares with a value of $2.7 million. During 2007, the Company contributed 270,461 shares with a value of $2.8 million.

The Opinion Research plan is a defined contribution pension plan. $0.3 million, $0.4 million, and $0.4 million was contributed to the Opinion Research plan in 2009, 2008 and 2007, respectively. The Guideline plan is a defined contribution pension plan. $0.1 million, $0.1 million, and $0.1 million was contributed to the Guideline plan in 2009, 2008 and 2007, respectively.

14.	Related Party Transactions

The Company paid $24 thousand for rent and $6 thousand for association dues during 2008 for a condominium owned by Jess Gupta, and used by the Company. The Company paid $48 thousand for rent, and $11 thousand for association dues, during 2007 for this condominium. Jess Gupta is the son of Vinod Gupta, the Company’s former Chief Executive Officer. The Company’s use of this condominium was discontinued in August 2008.

During 2009, 2008 and 2007, Everest Inc. (f/k/a Vinod Gupta & Company, f/k/a Annapurna Corporation) and Everest Investment Management LLC rented office space in a building owned by the Company. Everest Inc. and Everest Investment Management LLC are owned by Mr. Gupta and his three sons. The reimbursements received by

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company from Everest Inc. and Everest Investment Management LLC totaled $6 thousand, $19 thousand and $21 thousand during 2009, 2008, and 2007, respectively. This office space arrangement was terminated in early 2009. Additionally, the Company received reimbursements for use of office space from PK Ware, Inc., an entity of which George Haddix, who was a director of the Company at that time, is a majority shareholder. Reimbursements received from Dr. Haddix were $6 thousand and $9 thousand during 2008 and 2007, respectively. The Company received $3 thousand for reimbursements for use of office space from John Staples, III, who is a director of the Company, during 2008. The use of Company office space between the Company and each of Dr. Haddix and Mr. Staples was terminated in September 2008.

The Company received reimbursements from Everest Inc. for shared personnel services of $19 thousand during 2008. These shared services were terminated in August 2008. Additionally, the Company received other miscellaneous expense reimbursements from Everest Inc. of $2 thousand and $14 thousand during 2009 and 2008, respectively.

The Company paid $8 thousand to Vinod Gupta Charitable Foundation during 2007 for reimbursement of expenses of an individual’s travel to a Company event. Vinod Gupta Charitable Foundation is 100% owned by Mr. Gupta.

The Company paid $2.2 million, $3.0 million, and $2.1 million to Quest Ventures during 2009, 2008, and 2007. Our former CEO was a Board Member of Quest Ventures until March 2008.

15.	Supplemental Cash Flow Information

The Company made certain acquisitions during 2008 and 2007 (See Note 3) and assumed liabilities as follows:

	2009	2008	2007
	(In thousands)

Fair value of assets acquired	$—	$51,567	$83,128
Cash paid	—	(19,065)	(57,066)

Liabilities assumed	$—	$32,502	$26,062

16.	Fair Value of Financial Instruments

The Company adopted Fair Value Measurements as of January 1, 2008. This guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of December 31, 2009, the Company held available-for-sale securities which are required to be measured at fair value on a recurring basis. These assets, presented as marketable securities on the Company’s Consolidated Balance Sheet are measured using quoted prices in active markets (Level 1 inputs). The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these investments. There were impairment charges related to marketable securities of $0.6 million for the year ended December 31, 2009.

The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include certain noncurrent investments, fixed assets, goodwill, and other intangible assets. The noncurrent investments are included in other assets on the Company’s Consolidated Balance Sheets and are comprised of equity investments in non-marketable securities.

Assets measured at fair value on a non-recurring basis on which impairment or other charges to earnings were recorded for the year ended December 31, 2009 were as follows (this is not including assets which were written-off

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

due to providing no future economic benefit to the Company as disclosed in Notes 7 and 9 of the Notes to the Consolidated Financial Statements):

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in				Loss Recognized
	Active Markets for	Significant Other	Significant		During Year Ended
	Identical Assets	Observable Inputs	Unobservable Inputs		December 31,
	(Level 1)	(Level 2)	(Level 3)	Total	2009
	(In thousands)

Assets held for sale	$—	$1,457	$—	$1,457	$(547)
Property and equipment	—	—	212	212	(739)
Intangible assets	—	—	—	—	(1,192)

Total	$—	$1,457	$212	$1,669	$(2,478)

The following methods and assumptions were used to estimate the fair value of each class of nonfinancial assets in the table above, none of which are deemed to be difficult to value:

Assets held for sale.  The Company valued these assets under the market approach of fair value measurement where the Company obtains information on comparable market transactions for similar assets during the relevant time period.

Property and equipment and intangible assets.  The Company valued these assets within the Data Group under the market approach of fair value measurement which was based in part on a proposed purchase transaction of expresscopy.com negotiated with a market participant as of June 30, 2009 and an estimated fair value of certain long-lived tangible assets. The unobservable inputs include estimations made by the Company on future revenue and royalty payments, considered as contingent consideration in relation to the proposed transaction, based on historical and projected financial information.

See Note 8 of the Notes to the Consolidated Financial Statements for details related to the assets held for sale impairment. The impairment recorded during the year ended December 31, 2009 within assets held for sale were $0.4 million for the fractional interests in aircraft and $0.2 million for the time-share. The impairments within the property and equipment and intangible assets lines in the table above relate to an expresscopy.com impairment of $1.9 taken during the year ended December 31, 2009. See Notes 7 and 9 of the Notes to the Consolidated Financial Statements for further details related to other impaired assets which were written-off during the year ended December 31, 2009 as they are no longer providing any future economic benefit to the Company.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying amounts shown in the following table are included in the Consolidated Balance Sheets under the indicated captions.

	December 31, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(Amounts in thousands)

Financial assets:
Cash and cash equivalents	$5,784	$5,784	$4,691	$4,691
Marketable securities	1,773	1,773	992	992
Other assets — non-marketable investment securities	60	60	174	174
Financial liabilities:
Long-term debt, including current portion	$181,702	$185,941	$300,644	$309,248

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, none of which are deemed to be difficult to value:

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

17.	Commitments and Contingencies

Under the terms of our capital lease agreements, the Company is required to pay ownership costs, including taxes, licenses and maintenance. The Company also leases office space under operating leases expiring at various dates through 2018. Certain of these leases contain renewal options. Rent expense on operating lease agreements was $10.4 million, $13.6 million, and $9.0 million in the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in rent expense since 2008 is due to the closing of office locations for cost savings measures. The balance of deferred rent liabilities as of December 31, 2009 and December 31, 2008 was $1.7 million and $2.5 million, respectively.

Following is a schedule of the future minimum lease payments as of December 31, 2009:

	Capital	Operating
	(In thousands)

2010	$1,029	$9,857
2011	512	8,623
2012	116	7,406
2013	21	5,113
2014	—	1,552
Thereafter	—	2,388

Total future minimum lease payments	$1,678	$34,939

Less amounts representing interest	(101)

Present value of net minimum lease payments	$1,577

Future minimum lease payments under operating leases above include accruals for vacated office space as of December 31, 2009 of $3.7 million.

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

On October 20, 2009, the Company announced it had reached an agreement in principle to resolve the SEC’s investigation. The SEC Commissioners must still approve the agreement, which was reached with the Denver Regional Office of the SEC, and thus the terms are not final. Under the proposed agreement, the Company would not admit or deny liability. The Company would agree to entry of a cease and desist order that it not violate Sections 13(a), 13(b) and 14(a) of the Securities Exchange Act of 1934 and related rules requiring that periodic filings be accurate, that accurate books and records and a system of internal accounting controls be maintained and that solicitations of proxies comply with the securities laws. The proposed agreement does not require the payment of any financial penalty by the Company.

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

A number of remedial measures were adopted and implemented in conjunction with the Stipulation of Settlement. Also, pursuant to the terms of the Stipulation of Settlement, Vinod Gupta resigned as Chief Executive Officer of the Company on August 20, 2008. Mr. Gupta and the Company entered into a Separation Agreement and General Release dated August 20, 2008 (the “Separation Agreement”), under which Mr. Gupta granted a release of certain claims against the Company related to the Derivative Litigation and the SLC’s investigation and received the right to severance payments totaling $10.0 million (contingent on Mr. Gupta adhering to certain requirements in the Separation Agreement and Stipulation of Settlement). The Company also granted a release of certain claims against Mr. Gupta related to the Derivative Litigation and the SLC’s investigation. The first severance payment in the amount of $5.0 million, which was due within sixty days of execution of the Separation Agreement, was paid by the Company to Mr. Gupta on October 17, 2008. The remaining severance payment of $5.0 million was paid by the Company when due on October 30, 2009, the day after the Company’s 2009 Annual Meeting of Stockholders.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the Stipulation of Settlement, Mr. Gupta has agreed to pay the Company $9.0 million incrementally over four years. This receivable was recorded within equity as a note receivable from shareholder on the Consolidated Balance Sheet. The corresponding contribution was reduced by $2.5 million for federal and state income taxes and was recorded within paid-in capital on the Consolidated Balance Sheet. Mr. Gupta paid the Company $2.2 million on January 6, 2009 and $2.2 million on January 8, 2010. Payments are due from Mr. Gupta as follows; $2.2 million in January 2011, $1.2 million in January 2012 and $1.2 million in January 2013.

The Company has paid legal expenses associated with the SEC investigation for current director Vinod Gupta, former director Elliot Kaplan and other former executive officers and directors. During the year ended December 31, 2009, the Company paid approximately $4.5 million of these expenses for Vinod Gupta and approximately $0.1 million for Elliot Kaplan. These payments were made as advances to the directors for legal expenses and were in accordance with the Company’s Bylaws and Delaware law. The payments on behalf of Elliot Kaplan were made to his law firm, Robins, Kaplan, Miller & Ciresi L.L.P. As announced in our Form 8-K filed on July 1, 2009, Elliot Kaplan resigned as a director of the Company effective June 30, 2009, in accordance with the terms of the Stipulation of Settlement, the material terms of which are set forth in the Company’s Current Report on Form 8-K/A filed on August 22, 2008. The Company incurred approximately $6.8 million in 2009 for advancement of legal fees for current and former employees, officers and directors, including Mr. Gupta and Elliot Kaplan as noted above.

The Company is subject to legal claims and assertions in the ordinary course of business. Although the outcomes of any other lawsuits and claims are uncertain, the Company does not believe that, individually or in the aggregate, any such lawsuits or claims will have a material effect on its business, financial condition and results of operations or liquidity.

18.	Restructuring Charges

The Company recorded restructuring charges during 2009, 2008, and 2007 of $14.1 million, $18.5 million, and $10.0 million, respectively, which are included within selling, general and administrative expenses on the Consolidated Statements of Operations. 2009 restructuring charges included workforce reduction charges for involuntary employee separation costs for approximately 336 employees for $8.2 million. Included within the 2009 severance amount is approximately $4.5 million for severance related to executives. Additionally, during 2009 the Company recorded $5.9 million in facility closure costs which is due to costs incurred with completely vacating 18 offices and partially vacating other offices during 2009 as a result of our strategic consolidation initiatives. The workforce reduction charges included involuntary employee separation costs during 2008 for 250 employees and during 2007 for 325 employees. Severance recorded in 2008 of $10.0 million for the former CEO per the Separation Agreement as discussed in Note 17 to the Consolidated Financial Statements is not included in the table below.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity related to the restructuring charges recorded by the Company for the years ended December 31, 2007, 2008 and 2009, including both the restructuring accrual balances and those costs expensed and paid within the same period:

	December 31,				December 31,
	2006		Amounts		2007
	Beginning	Amounts	From	Amounts	Ending
	Accrual	Expensed	Acquisitions	Paid	Accrual
	(In thousands)

Data Group:
Other associated costs	$—	$3,073	$—	$(3,047)	$26

Employee separation costs	$831	$4,592	$5	$(3,234)	$2,194

Contract termination costs	$—	$685	$—	$(685)	$—

Services Group:
Employee separation costs	$432	$1,378	$—	$(1,305)	$505

Research Group:
Employee separation costs	$—	$—	$1,797	$(1,231)	$566

Contract termination costs	$—	$—	$3,370	$(782)	$2,588

Corporate Activities:
Employee separation costs	$30	$321	$—	$(173)	$178

Total:
Other associated costs	$—	$3,073	$—	$(3,047)	$26

Employee separation costs	$1,293	$6,291	$1,802	$(5.943)	$3,443

Contract termination costs	$—	$685	$3,370	$(1,467)	$2,588

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,				December 31,
	2007		Amounts		2008
	Beginning	Amounts	From	Amounts	Ending
	Accrual	Expensed	Acquisitions	Paid	Accrual
	(In thousands)

Data Group:
Other associated costs	$26	$—	$—	$(26)	$—

Employee separation costs	$2,194	$1,217	$—	$(2,936)	$475

Contract termination costs	$—	$301	$—	$(158)	$143

Services Group:
Employee separation costs	$505	$2,330	$—	$(1,004)	$1,831

Contract termination costs	$—	$1,335	$—	$(1,335)	$—

Research Group:
Employee separation costs	$566	$1,777	$—	$(1,538)	$805

Contract termination costs	$2,588	$—	$(1,524)	$(1,064)	$—

Corporate Activities:
Employee separation costs	$178	$1,010	$—	$(485)	$703

Contract termination costs	$—	$355	$—	$(59)	$296

Total:
Other associated costs	$26	$—	$—	$(26)	$—

Employee separation costs	$3,443	$6,334	$—	$(5,963)	$3,814

Contract termination costs	$2,588	$1,991	$(1,524)	$(2.616)	$439

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,				December 31,
	2008		Amounts		2009
	Beginning	Amounts	From	Amounts	Ending
	Accrual	Expensed	Acquisitions	Paid	Accrual
	(In thousands)

Data Group:
Employee separation costs	$475	$4,592	$—	$(3,569)	$1,498

Contract termination costs	$143	$1,721	$—	$(1,219)	$645

Services Group:
Employee separation costs	$1,831	$1,126	$—	$(2,137)	$820

Contract termination costs	$—	$1,524	$—	$(429)	$1,095

Research Group:
Employee separation costs	$805	$1,007	$—	$(1,350)	$462

Contract termination costs	$—	$2,657	$—	$(714)	$1,943

Corporate Activities:
Employee separation costs	$703	$1,468	$—	$(1,436)	$735

Contract termination costs	$296	$9	$—	$(305)	$—

Total:
Employee separation costs	$3,814	$8,193	$—	$(8,492)	$3,515

Contract termination costs	$439	$5,911	$—	$(2,667)	$3,683

19.	Income Taxes

For financial reporting purposes, income (loss) from continuing operations before income taxes includes the following components:

	For the Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)

Domestic	$11,488	$(296)	$51,312
Foreign	(668)	(726)	6,471

Total	$10,820	$(1,022)	$57,783

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for income taxes were as follows:

	For the Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)

Current:
Federal	$4,400	$292	$15,828
Foreign	935	2,027	2,379
State	664	(23)	3,813

	5,999	2,296	22,020

Deferred:
Federal	2,454	(1,490)	484
Foreign	(229)	(354)	323
State	805	(40)	(533)

	3,030	(1,884)	274

	$9,029	$412	$22,294

The items accounting for the difference between income taxes from continuing operations computed at the statutory rate and the provision for income taxes were as follows:

	For the Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)

Computed U.S. Federal income taxes at 35%	$3,787	$(358)	$20,224
State taxes, net of Federal benefit	955	(41)	2,132
Foreign income	69	1,201	1,518
Foreign tax credit	(106)	(1,138)	(1,404)
Acquisition adjustment	—	353	—
Goodwill impairment	2,994	—	—
Non-deductible compensation	562	499	—
Other	768	(104)	(176)

	$9,029	$412	$22,294

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the deferred tax assets (liabilities) were as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Unrealized losses	$3,067	$2,569
Pension plan obligation	585	572
Accounts receivable	1,020	1,201
Accrued compensation	4,536	7,674
Professional fees	827	1,678
Depreciation	6,209	3,198
Net operating losses and credit carryforwards	8,118	8,761

	24,362	25,653
Less: valuation allowance	(3,606)	(3,000)

	20,756	22,653

Deferred tax liabilities:
Unrealized gains	(691)	(378)
Intangible assets	(21,551)	(23,355)
Deferred marketing costs	(288)	(356)
Prepaid expense and other	(2,816)	(2,227)

	(25,346)	(26,316)

Deferred tax liabilities, net	$(4,590)	$(3,663)

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

The Company has U.S. Federal net operating loss carryforwards (NOLs) for income tax purposes totaling $2.1 million at December 31, 2009, that expire between 2018 and 2028. The utilization of some of these NOLs is limited pursuant to Section 382 of the Internal Revenue Code as a result of prior ownership changes.

The Company has U.S. foreign tax credit carry forwards totaling $1.3 million at December 31, 2009, that expire between 2016 and 2019.

The Company has state NOLs, net of federal benefit, of $3.9 million as of December 31, 2009 that expire between 2010 and 2023. A valuation allowance has been provided as of December 31, 2009 for $3.6 million as management believes these carryforwards are more likely than not to expire unused due to some subsidiaries with historical or projected losses. The valuation allowance increased by $0.6 million in 2009, primarily due to changes in state apportionment and state tax rates.

The Company has not provided U.S. deferred income taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely. Deferred income taxes are provided for earnings of foreign subsidiaries when the Company determines that such earnings are no longer indefinitely reinvested.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefit liability is as follows:

	For the Years
	2009	2008	2007
	(In thousands)

Liability as of January 1	$1,827	$2,688	$7,452
Changes for current year tax positions	4,073	1,515	(73)
Reductions for tax positions of prior years	(81)	(1,578)	(4,519)
Reductions for settlements with tax authorities	(1,028)	(187)	—
Reductions for lapse of statute of limitations	—	(611)	(172)

Liability as of December 31	$4,791	$1,827	$2,688

The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2009, 2008, and 2007, the Company recognized approximately $0.6 million, $0.4 million, and $0.3 million, respectively, in interest and penalties. The Company had approximately $0.8 million and $0.3 million accrued as of December 31, 2009 and 2008, respectively, for the payment of interest and penalties.

Substantially all of the unrecognized tax benefits at December 31, 2009 and 2008 would impact the Company’s effective tax rate. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate.

The Company conducts business and files income tax returns in numerous countries, states, and local jurisdictions. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2005 through 2007 in the first quarter of 2009 that is anticipated to be completed in 2011. In early 2010, the IRS indicated that it will also audit the Company’s 2008 U.S. income tax return. As of December 31, 2009, the IRS has not proposed any adjustments to the Company’s income tax positions. We do not anticipate a substantial change in the balance of unrecognized tax benefits in the next twelve months.

20.	Segment Information

The Company reports results in three operating segments: the Data Group, the Services Group and the Marketing Research Group. The Company reports administrative functions in Corporate Activities. These segments have been determined based on the information provided to the Company’s chief operating decision-maker for purposes of making decisions about allocating resources and assessing performance. Revenues generated between segments are not material.

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

Corporate Activities includes administrative functions of the Company and other income (expense), including interest expense, investment income and other identified gains (losses) which are not identifiable to the operations of the Company’s operating segments.

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill for the Marketing Research Group decreased from $52.1 million in 2008 to $20.8 million in 2009 due the divestiture of Macro by $23.6 million and due to a non-cash impairment charge of $7.7 million recorded in 2009, based on the annual goodwill impairment test. The goodwill balances reflected within these financial statements prior to December 31, 2009 exclude goodwill assigned to Macro of approximately $40.8 million. In conjunction with the sale of Macro, the Company performed a valuation and determined that an additional $23.6 million of goodwill should be assigned to Macro. Thus, the total amount of goodwill assigned to Macro upon divestiture is approximately $64.4 million.

The following table summarizes segment information, which excludes total assets as we do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment:

	For the Year Ended December 31, 2009
			Marketing
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)

Net sales	$255,836	$146,191	$97,886	$—	$499,913
Operating income (loss)	52,346	29,028	(8,440)	(51,869)	21,065
Investment income	—	—	—	229	229
Interest expense	—	—	—	(9,453)	(9,453)
Other income (expense)	380	—	—	(1,401)	(1,021)
Income (loss) before income taxes	52,726	29,028	(8,440)	(62,494)	10,820
Goodwill	224,536	100,974	20,755	—	346,265

	For the Year Ended December 31, 2008
			Marketing
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)

Net sales	$309,477	$163,308	$115,901	$—	$588,686
Operating income (loss)	65,248	29,594	4,479	(82,365)	16,956
Investment income	—	—	—	1,660	1,660
Interest expense	—	—	—	(18,141)	(18,141)
Other expense	—	—	—	(1,497)	(1,497)
Income (loss) before income taxes	65,248	29,594	4,479	(100,343)	(1,022)
Goodwill	224,750	100,894	52,064	—	377,708

	For the Year Ended December 31, 2007
			Marketing
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)

Net sales	$330,488	$136,783	$77,432	$—	$544,703
Operating income (loss)	88,395	33,363	1,702	(45,855)	77,605
Investment income	—	—	—	617	617
Interest expense	—	—	—	(20,976)	(20,976)
Other income	—	—	—	537	537
Income (loss) before income taxes	88,395	33,363	1,702	(65,677)	57,783
Goodwill	226,264	93,779	54,264	—	374,307

infoGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our net sales by geographic region:

	For the Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)

Domestic	$434,868	$512,899	$478,223
Foreign	65,045	75,787	66,480

Total	$499,913	$588,686	$544,703

Percentage of foreign net sales to total net sales	13%	13%	12%

21.	Preferred Stock Rights Agreement

Each share of common stock carries with it one preferred stock purchase right (Right). The Right becomes exercisable ten days after a person (other than the Company, any subsidiary of the Company, Company employee stock plans, and subject to certain conditions, persons owning 15% or more of the Common Stock on May 4, 2009) acquires (Acquiring Person) or commences a tender offer for 15% or more of the Company’s common stock. Each Right entitles the holder to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $18.00, subject to adjustment. The Right expires on May 20, 2019 and may be redeemed at the option of the Company at $.001 per Right, subject to adjustment. Under certain circumstances, if (i) any person becomes an Acquiring Person or (ii) the Company is acquired in a merger or other business combination, each holder of a Right (other than the Acquiring Person) will have the right to receive, upon exercise of the Right, shares of common stock (of the Company under (i), and of the acquiring company under (ii)) having a value of twice the exercise price of the Right.

22.	Subsequent Events

We have evaluated events that have occurred subsequent to December 31, 2009 and did not identify any subsequent events requiring disclosure, except for those matters disclosed elsewhere in the Notes to Consolidated Financial Statements.

infoGROUP INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts*	Deductions		Period
	(In thousands)

Allowance for doubtful accounts receivable:				(A	)
December 31, 2007	$878	$4,275	$34	$2,873		$2,314
December 31, 2008	$2,314	$2,599	$352	$2,594		$2,671
December 31, 2009	$2,671	$4,258	$—	$4,872		$2,057
Allowance for sales returns:				(B	)
December 31, 2007	$368	$289	$—	$—		$657
December 31, 2008	$657	$(109)	$—	$—		$548
December 31, 2009	$548	$(29)	$—	$—		$519

*	Recorded as a result of acquisitions

(A)	Charge-offs during the period indicated

(B)	Returns processed during the period indicated

See accompanying Report of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit
No.		Description

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
3.2	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on May 5, 2009, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed May 6, 2009
3.3	—	Certificate of Ownership and Merger effecting the name change to infoGROUP Inc., incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed June 4, 2008
3.4	—	Amended and Restated Bylaws incorporated by reference to Exhibit 3.4 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed August 8, 2008
4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed May 6, 2009
4.2	—	Specimen of Common stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
10.1	—	Second Amended and Restated Credit Agreement among infoUSA Inc., various Lenders named therein, LaSalle Bank National Association and Citibank F.S.B., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.2	—	Amended and Restated Security Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Collateral Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.3	—	Amended and Restated Pledge Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Administrative Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.4	—	Amended and Restated Subsidiaries Guaranty by subsidiaries of infoUSA, Inc. named therein, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.5	—	Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-1(File No. 33-51352), filed August 28, 1992
10.6	—	1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-8 (File No. 333-37865), filed October 14, 1997
10.7	—	1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-8 (File No. 333-82933), filed July 15,1999
10.8	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Edward Mallin, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed February 17, 2006
10.9	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Fred Vakili, incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed February 17, 2006
10.10	—	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Stormy L. Dean, incorporated herein by reference to Exhibit 10.4 filed with our Current Report on Form 8-K, filed February 17, 2006
10.11	—	Standstill Agreement dated July 21, 2006 between Vinod Gupta and infoUSA Inc, incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K, filed July 25, 2006
10.12	—	First Amendment to Second Amended and Restated Credit Agreement, dated as of March 16, 2007, by and among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A. (f/k/a Citibank, F.S.B.), as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K, filed March 21, 2007

Exhibit
No.		Description

10.13	—	Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 16, 2007, by and among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A. (f/k/a Citibank, F.S.B.), as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed May 30, 2007
10.14	—	Deed of Trust and Security Agreement, dated as of May 23, 2007, by Ralston Building LLC to Commonwealth Land Title Insurance Company, as trustee, for the benefit of Suburban Capital Markets, Inc., incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, filed May 30, 2007
10.15	—	Deed of Trust and Security Agreement, dated as of May 23, 2007, by Papillion Building LLC to Commonwealth Land Title Insurance Company, as trustee, for the benefit of Suburban Capital Markets, Inc., incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed May 30, 2007
10.16	—	Fixed Rate Note of Ralston Building LLC to the order of Suburban Capital Markets, Inc., dated May 23, 2007, incorporated herein by reference to Exhibit 10.4 filed with our Current Report on Form 8-K, filed May 30, 2007
10.17	—	Fixed Rate Note of Papillion Building LLC to the order of Suburban Capital Markets, Inc., dated May 23, 2007, incorporated herein by reference to Exhibit 10.5 filed with our Current Report on Form 8-K, filed May 30, 2007
10.18	—	Guaranty, dated May 23, 2007, by infoUSA Inc. for the benefit of Suburban Capital Markets, Inc., with respect to Ralston Building LLC, incorporated herein by reference to Exhibit 10.6 filed with our Current Report on Form 8-K, filed May 30, 2007
10.19	—	Guaranty, dated May 23, 2007, by infoUSA Inc. for the benefit of Suburban Capital Markets, Inc., with respect to Papillion Building LLC, incorporated herein by reference to Exhibit 10.7 filed with our Current Report on Form 8-K, filed May 30, 2007
10.20	—	Net Lease, dated May 23, 2007, by and between Ralston Building LLC, as lessor, and infoUSA Inc., as lessee, incorporated herein by reference to Exhibit 10.8 filed with our Current Report on Form 8-K, filed May 30, 2007
10.21	—	Net Lease, dated May 23, 2007, by and between Papillion Building LLC, as lessor, and infoUSA Inc., as lessee, incorporated herein by reference to Exhibit 10.9 filed with our Current Report on Form 8-K, filed May 30, 2007
10.22	—	Agreement, dated July 20, 2007, between Vinod Gupta and infoUSA Inc., incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, filed July 26, 2007
10.23	—	Separation and Consulting Agreement, dated October 12, 2007, between infoUSA Inc. and Monica Messer, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed October 17, 2007
10.24	—	Third Amendment to the Second Amended and Restated Credit Agreement and Waiver of Default, dated March 26, 2008, among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed March 28, 2008
10.25	—	Fourth Amendment to the Second Amended and Restated Credit Agreement and Waiver of Default, dated June 27, 2008, among infoGROUP Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed July 3, 2008
10.26	—	Agreement, dated July 18, 2008, between Vinod Gupta and infoGROUP Inc., incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed July 23, 2008

Exhibit
No.			Description

10.27			Employment Agreement between infoGROUP Inc. and Thomas J. McCusker, dated December 23, 2008 incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed December 31, 2008
10.28			Employment Agreement between infoGROUP Inc. and Thomas Oberdorf, dated December 23, 2008 incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K/A, filed December 31, 2008
10.29			Employment Agreement between infoGROUP Inc. and Bill L. Fairfield, dated December 23, 2008 incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed December 31, 2008
10.30			Form of Restricted Stock Unit Agreement incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed December 23, 2008
10.31			infoGROUP Inc. Amended and Restated 2007 Omnibus Incentive Plan, incorporated herein by reference to Exhibit 10.5 filed with our Quarterly Report on Form 10-Q filed November 10, 2008
10.32			Voting Agreement, dated August 20, 2008, by and among the Company, the Special Litigation Committee and Vinod Gupta, incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K/A, filed August 22, 2008
10.33			Separation Agreement and General Release dated August 20, 2008, between Vinod Gupta and the Company, incorporated herein by reference to Exhibit 10.6 filed with our Current Report on Form 8-K/A, filed August 22, 2008
10.34			Stipulation of Settlement, dated as of August 20, 2008 by and among the Company, the Special Litigation Committee, the plaintiffs to the Derivative Litigation and the defendants to the Derivative Litigation, incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K/A, filed August 22, 2008
10.35			Amendment to Employment Agreement between infoGROUP Inc. and Bill L. Fairfield, dated December 24, 2009 incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed December 30, 2009
10.36			Fifth Amendment to the Second Amended and Restated Credit Agreement and Waiver of Default, dated March 23, 2009, among infoGROUP Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed April 1, 2009
*10	.37		Sixth Amendment to the Second Amended and Restated Credit Agreement and Waiver of Default, dated December 23, 2009, among infoGROUP Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed herewith
*10	.38		Executive Agreement dated January 23, 2002, between Opinion Research Corporation and Gerard Miodus, filed herewith
*21	.1		Subsidiaries and Jurisdiction of Establishment, filed herewith
*23	.1	—	Consent of Independent Registered Public Accounting Firm, filed herewith
*31	.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

Management contracts and compensatory plans are set forth as exhibits 10.5 through 10.10, 10.23, 10.27 through 10.31, 10.35 and 10.38.