Form 10-K/A
period 2009-12-31
infoGROUP Inc.
filed 2010-04-30
CIK 879437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This Amendment to the Registrant’s Annual Report on Form 10-K is filed to provide the information required by Part III, Items 10 through 14. There are no other changes to infoGROUP, Inc.’s previously filed Form 10-K for the year ended December 31, 2009.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The names of the members of infoGROUP, Inc.’s (the “Company”) Board of Directors (the “Board”), and certain information about them, are set forth below. The directors’ ages are as of April 29, 2010.

Directors

Roger Siboni, age 55, Chairman of the Board, joined the Board of Directors of the Company in January 2009. Mr. Siboni was elected as the Company’s Chairman of the Board of Directors on July 31, 2009. He has served in key executive leadership positions with such companies as Epiphany, Inc. (acquired by SSA Global in 2005) and KPMG Peat Marwick LLP. Mr. Siboni served as Chairman of the Board of Epiphany, Inc., a software company that provided customer relationship management solutions, from July 2003 until October 2005 and as President and Chief Executive Officer of Epiphany, Inc. from August 1998 to July 2003. Prior to joining Epiphany, Mr. Siboni spent more than 20 years at KPMG LLP, most recently as its Deputy Chairman and Chief Operating Officer. Mr. Siboni currently serves as a director for Cadence Design Systems, Inc. (NASDAQ:CDNS), a provider of electronic design automation; Dolby Laboratories, Inc. (NYSE:DLB), which develops sound processing and noise reduction systems for use in professional and consumer audio and video equipment, and ArcSight, Inc. (NASDAQ:ARST), a leading provider of compliance and security management solutions that protects enterprises and government agencies. In addition to his director positions and non-profit work, Mr. Siboni served as chair of the Haas School of Business at UC Berkeley. He is a member of the Company’s Strategic Oversight Committee, the Compensation Committee and the Mergers and Acquisition Committee. He provides the Board with seasoned leadership in his role as Chairman with his significant operating experience, as well as financial and accounting experience.

Bill L. Fairfield, age 63, was appointed Chief Executive Officer of the Company on August 20, 2008 and served as Chairman of the Board from July 16, 2008 to August 20, 2008. He has served as a director of the Company since November 2005. Mr. Fairfield currently serves on the Board of Directors and is Chairman of the Audit Committee of The Buckle, Inc. (NYSE: BKE), a retailer of casual apparel, footwear and accessories for young men and women based in Kearney, Nebraska. From 2002 to 2004, Mr. Fairfield was the Executive Vice President of Sitel Corporation, a global provider of outsourced customer support services based in Omaha, Nebraska, and from 1991 to 2000, Mr. Fairfield was President and Chief Executive Officer of Inacom Corp., (NYSE), an Omaha-based technology management services company. From 1982 to 1987, Mr. Fairfield was Chief Executive Officer of Valcom, the predecessor company to Inacom Corp. Mr. Fairfield holds a B.S. in Industrial Engineering from Bradley University and an M.B.A. from the Harvard Graduate School of Business. Mr. Fairfield is a significant resource for the conduct of the Company’s operations with his years of experience in the roles of executive and director of public companies and his experience as former Chairman of the Board.

George Krauss, age 68, has served as a director of Infogroup since 2007. Mr. Krauss has been a consultant to The Burlington Capital Group LLC (formerly known as America First Companies, L.L.C.) (“Burlington”) since 1996. From 1972 to 1996, Mr. Krauss practiced law with Kutak Rock LLP in Omaha, Nebraska, and served as the firm’s managing partner from 1983 to 1993, and continued to be of Counsel to the firm until December 2006. Mr. Krauss has extensive experience in corporate, mergers and acquisition and regulatory matters. In addition to his legal education, Mr. Krauss has a Masters of Business Administration and is a registered professional engineer. Mr. Krauss currently serves as a member of the Board of Directors of MFA Financial, Inc. (NYSE:MFA), and as a member of the Board of Managers of Burlington, which is the general partner of America First Tax Exempt Investors LP (NASDAQ:ATAX). He is the Chairman of the Company’s Nominating and Corporate Governance Committee and a member of the Compensation Committee. His combination of transaction and public company experience provides significant assistance to the Board in the oversight of Company operations.

Gary Morin, age 61, joined the Board of Directors of the Company in October 2008. He served as Executive Vice President for Lexmark International Inc. from 2005 to 2006, when he retired, and Executive Vice President and Chief Financial Officer from 2000 to 2005, and was Vice President and Chief Financial Officer from 1996 to 2000.

Prior to Lexmark, he was Executive Vice President and Chief Operating Officer of Huffy Corporation in Dayton, Ohio. While at Huffy, he held a number of positions including President and General Manager of the Huffy Bicycle Co. and President and General Manager of Washington Inventory Service. Morin also served in several financial management positions with Tambrands Inc., General Foods Corp. and The Pillsbury Co. Morin currently serves on the board of directors and is a member of the audit, compensation, and nominating and corporate governance committees of Sealy Corporation (NYSE:ZZ), the leading bedding manufacturer in the world. Morin is also on the board of directors of Citrix Systems, Inc. (NASDAQ:CTXS), a global leader and most trusted name in application delivery infrastructure, and serves as Chairman of its compensation committee and as a member of its nominating and corporate governance committee. He is a member of the Company’s Audit Committee and the Nominating and Corporate Governance Committee and Chairman of the Mergers and Acquisition Committee. His years of executive experience with public companies as an operating and financial officer provides the Board with an experienced resource for financial and governance matters.

Bernard W. Reznicek, age 73, has served as a director of the Company since March 2006 and was the Chairman of the Board from August 2008 to July 2009. Mr. Reznicek is currently President and Chief Executive Officer of Premier Enterprises Inc., a consulting, investment, and real estate development company. Mr. Reznicek was an executive with Central States Indemnity Company, a Berkshire Hathaway Company, from January 1997 until January 2003. Mr. Reznicek served as Dean of the College of Business of Creighton University in Omaha, Nebraska from July 1994 until January 1997. He served as Chairman and Chief Executive Officer of Boston Edison from September 1987 to July 1994. Prior to being recruited to lead Boston Edison, he served in various executive positions over his 30 year career at Omaha Public Power District (OPPD). He was President and Chief Executive Officer of OPPD from 1981 to 1987. Mr. Reznicek currently serves on the Board of Directors of CSG Systems International, Inc. (NASDAQ: CSGS), and is a director of Pulte Homes, Inc. (NYSE: PHM). Mr. Reznicek holds a B.S. in Business Administration from Creighton University and an M.B.A. from the University of Nebraska — Lincoln. He is currently Chairman of the Company’s Strategic Oversight Committee, and a member of the Compensation Committee. Mr. Reznicek’s decades of business and executive management experience provides the Board with a considerable resource on matters concerning financial management, risk assessment, leadership, investment knowledge and strategic business development.

Lee D. Roberts, age 57, was appointed to the Infogroup Board of Directors in October, 2009. Currently he serves as President and Chief Executive Officer of BlueWater Management Consulting. Prior to that, Mr. Roberts served as General Manager and Vice President of Content Management at IBM (NYSE:IBM) from 2006 to 2008. He was responsible for IBM’s content management, business process management and discovery portfolio on a global basis. Roberts was Chairman and CEO of FileNET Corporation prior to its acquisition by IBM in 2006. FileNET was the market leader in enterprise content management and business process management and related applications. It provides a platform for managing large global clients’ unstructured information which includes imaging, document management, records and email management, electronic forms, web site development and management. Mr. Roberts joined FileNET in 1997 as President and Chief Operating Officer and was appointed Chief Executive Officer of the company in 1998 and added the title of Chairman in 2002. Prior to FileNET, Roberts served in several management positions with IBM from 1977 to 1997. He is currently a member of the Compensation Committee, Strategic Oversight Committee and the Mergers and Acquisition Committee. Mr. Roberts brings a wealth of knowledge in the technology arena to the Board of Directors.

John N. Staples, III, age 63, was elected to the Board of Directors of the Company in November 2007. He is an attorney practicing in San Francisco, California. He is a former director of Valley National Bank, of Salinas, California, a subsidiary of Household International Inc., and of Household Bank, FSB, also a subsidiary of Household International, Inc. Mr. Staples has also served on numerous professional and charitable Boards in San Francisco and Monterey, California. He is a graduate of Trinity College and Pepperdine University School of Law. Mr. Staples was a helicopter pilot in the United States Marine Corps serving in Vietnam in 1970-1971. He is a retired Lieutenant Colonel in the United States Air Force Reserves. Mr. Staples serves as a member of the Company’s Strategic Oversight Committee. His management, legal and financial experience provides the Board with expertise in strategic planning.

Thomas L. Thomas, age 62, joined the Infogroup Board of Directors in January 2009 with over 35 years experience as a technology executive with a broad background both in domestic and international business.

Currently he is Executive Chair of International Decision Systems, the leading provider of asset management leasing software. Prior to that he was President and COO for GXS, Inc., a leading worldwide technology provider of business-to-business EDI and supply chain integration, synchronized and collaboration solutions. Earlier, he was Chairman, President and CEO of HAHT Commerce, an Enterprise Software Company, which was acquired by GXS. Thomas was previously CEO and President of Ajuba Solutions, a provider of integration software, acquired by Interwoven. Prior to this he was Chairman, President, and CEO of Vantive Corporation, a public company and leading customer relationship management software vendor acquired by PeopleSoft. Before joining Vantive, Mr. Thomas was SVP of E-Business and CIO at 3Com, Palm and Dell Computer, as well as VP of Information Systems at both Kraft Foods and Sara Lee. Thomas currently serves as a director for Iteris, Inc. (ITI-AMEX) a leading provider of outdoor machine vision systems and sensors; FrontRange, which is the developer of IT service management and infrastructure management solutions, help desk and CRM. He also currently serves as a trustee of Bellarmine University. He is Chairman of the Company’s Compensation Committee and is a member of the Audit Committee and the Mergers and Acquisition Committee. His technology expertise and management experience assist the Board in its oversight of the Company’s domestic and international business.

Clifton T. Weatherford, age 63, joined the Board in December 2007. Mr. Weatherford retired in January 2003 as Executive Vice President and Chief Financial Officer of Business Objects S.A. With over 37 years in the global technology industry, Mr. Weatherford has held senior financial positions at NETCOM On-Line Communication Services, Logitech, Texas Instruments, Schlumberger, and Tandem Computers in the US, Europe, and Japan. He currently serves on the boards of Tesco Corporation (NASDAQ:TESO), Advanced Analogic Technologies (NASDAQ:AATI), SMART Modular Technologies (NASDAQ:SMOD), Mellanox Technologies (NASDAQ:MLNX), and several private companies. In 2003, Mr. Weatherford was instrumental in leading Peregrine Software to emerge from Chapter 11. He has also served as a panelist for The National Association of Corporate Directors, The National Investor Relations Institute, Pillsbury Winthrop/Ernst & Young, and the KPMG Audit Committee Institute. In July 2007, Mr. Weatherford was named by SEC Chairman Christopher Cox to the Federal Advisory Committee on Improvements to Financial Reporting (CIFiR). The committee submitted their final report in August 2008. Mr. Weatherford is the Chairman of the Company’s Audit Committee and a member of the Nominating and Corporate Governance Committee. Mr. Weatherford’s extensive accounting and financial expertise provides the Board with an experienced resource in oversight of the Company’s financial reporting.

Executive Officers of the Registrant

The executive officers of infoGROUP (including each of their titles, business experience for the past five years and ages) are set forth below.

Name	Age	Position

Bill L. Fairfield	63	Chief Executive Officer (Principal Executive Officer)
Thomas Oberdorf	52	Executive Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)
Edward C. Mallin	60	President, Services Group
Thomas J. McCusker	66	Secretary and Executive Vice President for Business Conduct and General Counsel
Gerard Miodus	53	President, Opinion Research

Bill L. Fairfield’s biography is provided above in “Directors.”

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were timely complied with, except that the following reports were filed late: one Form 3 reporting newly named Board of Director Lee D. Roberts; five Form 4’s reporting two grants of restricted stock units for Roger Siboni, and one grant of restricted stock units for each of Lee D. Roberts, Thomas L. Thomas, and Vin Gupta; one Form 4 for purchase of stock by Thomas McCusker; three Form 4’s for sales / gifts of shares by former director Vin Gupta; and one Form 4 for a sale transaction by former director Elliot Kaplan.

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

Changes to Procedures for Shareholders to Nominate Persons for Election to the Board of Directors

During 2009, the Company did not make any changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

Audit Committee

The Audit Committee currently consists of Clifton T. Weatherford (Chair), Gary Morin and Thomas L. Thomas. Among other duties, the Audit Committee selects the Company’s independent auditors, reviews and evaluates significant matters relating to the audit and internal controls of the Company, reviews the scope and results of audits by, and the recommendations of, the Company’s independent auditors, and pre-approves all audit and permissible non-audit services provided by the auditors. Before the Company’s independent accountant is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. The Audit Committee Charter is posted on the Company’s website at www.infogroup.com under the caption “Corporate Governance.” Each member of the Audit Committee is independent, as independence for audit committee members is defined by the applicable rules and regulations of the SEC and the NASDAQ Global Select Market. The Audit Committee has determined that Clifton T. Weatherford, Gary Morin and Thomas L. Thomas are “audit committee financial experts” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K within the meaning of SEC regulations.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) should be read in conjunction with the “Summary Compensation Table” and related discussion provided below. The term Named Executive Officers (“NEOs”) refers to the executive officers listed in the “Summary Compensation Table.” Our CD&A addresses the following items:

•	overview of executive compensation;

•	how we determine executive compensation;

•	our philosophy regarding executive compensation;

•	objectives of executive compensation elements;

•	executive compensation decisions for fiscal year 2009;

•	severance and change in control considerations; and

•	tax and accounting considerations.

Overview of Executive Compensation

The Compensation Committee of our Board of Directors (the “Committee”) is responsible for establishing, implementing and monitoring the administration of our executive compensation programs in accordance with the Company’s compensation philosophy and strategy, and for approving executive compensation (other than for the CEO, for whom the Committee makes recommendations to the full Board). The Committee also works in conjunction with the independent directors to determine equity plan awards. The Committee seeks to reward the Company’s executive officers in a fair, reasonable and competitive manner. The compensation program consists of base salary, annual short-term incentives (both performance-based and discretionary), and long-term equity-based incentive compensation.

During fiscal year 2009, the members of the Committee were Bernard W. Reznicek (Chair from January 1, 2008 until June 1, 2009 and member from January 1, 2008 until present), Robin S. Chandra (from January 25, 2008 until February 6, 2009), Clifton T. Weatherford (from September 12, 2008 until January 30, 2009), Roger Siboni (from January 30, 2009 to present), Thomas L. Thomas (Chair from June 1, 2009 to present and member from April 27, 2009 to present), George Krauss (from April 27, 2009 to present) and Lee D. Roberts (from December 1, 2009 to present).

How We Determine Executive Compensation

The Role of the Committee.  Executive compensation is determined by the Committee, which meets at least quarterly to consider issues relating to executive compensation. It draws on internal and external resources to provide necessary information and recommendations, as appropriate. In 2009, the Committee met seven times.

Each year, the Committee (1) reviews its Charter to ensure that it remains consistent with stockholder interests and good corporate governance principles and (2) performs an evaluation of its performance. In 2009, the Committee engaged in activities related to executive compensation to ensure it carried out its responsibilities as outlined in the Charter, including the following:

•	reviewed compensation of the NEOs and made a recommendation to the Board with regard to the Chief Executive Officer (“CEO”);

•	reviewed corporate goals and objectives relevant to the compensation of the NEOs;

•	reviewed and approved the CD&A as required by the SEC and certified the CD&A and its contents through the issuance of the Compensation Committee Report; and

•	retained legal, accounting and other relevant advisors as it deemed necessary to carry out its fiduciary responsibilities at the Company’s expense.

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

The Role of Executive Officers.  In early 2009, Bill L. Fairfield, our CEO, made recommendations for financial and strategic business goals and objectives for the 2009 Cash Incentive Plan. Although the Committee considered these recommendations, it retained full discretion to set all compensation for the NEOs. The Committee has the discretion to invite the CEO to be present during the Committee’s deliberations on the compensation of the NEOs.

The Role of the Compensation Consultant.

Under the Committee’s Charter, the Committee has the authority to retain consultants to aid in its duties from time to time. Pursuant to this authority, in 2007, the Committee retained Pearl Meyer & Partners (“PM&P”), an outside executive compensation consulting firm. PM&P assisted the Committee with the collection and interpretation of competitive market data and prevalence information with regard to executive compensation levels and executive compensation plan design. PM&P was engaged by, and reported directly to, the Committee. PM&P reviewed our executive compensation programs in late 2008 and worked with the Committee, in conjunction with management, to design the Company’s compensation programs to support our business strategy.

In December 2009, the Compensation Committee conducted a review of the outside advisor, and after a detailed request for proposal process, the Committee retained Radford, an AON Consulting Company as a successor to PM&P as the Committee’s outside executive consulting firm. Radford reports directly to the Committee and is accountable to the Committee for services.

Employment Agreements.  The Committee has previously negotiated and approved employment agreements with executive officers of the Company, which include compensation terms commensurate with those of similarly-situated companies.

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

In February, October and December 2008, PM&P provided the Committee with counsel on compensation plan design and compensation levels for the CEO and the other senior executives. PM&P assisted the Committee by providing market compensation data on base pay, as well as annual and long-term incentives, as further discussed below.

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

• Acxiom Corporation	• Fair Isaac Corporation	• MSC Industrial Direct
• Dun & Bradstreet Corporation	• Gartner Incorporated	• Salesforce.com
• Equifax Incorporated • FactSet Research Systems, Inc.	• Harte-Hanks Incorporated • Lamar Advertising Company	• Valassis Communications, Incorporated

This peer group was developed to reflect the size and growth profile of the Company. Data is generally size-adjusted as appropriate to account for the size of the companies in the peer group relative to the Company.

Other Market Comparisons.  PM&P has at times provided the Committee with competitive data from compensation surveys conducted by other compensation consulting firms. These surveys collect compensation information from hundreds of companies for different positions in a variety of industries. These compensation surveys were queried to analyze the types and levels of compensation paid to executive officers (with responsibilities similar to those of our executive officers) of companies comparable in size and growth profile to the Company.

In addition, PM&P periodically provided the Committee and management with market data on a variety of compensation-related topics.

The Committee considers the competitive data from the peer group and from the compensation surveys but does not rely on it exclusively in making decisions with regard to executive compensation levels. Because the Company does not rely on compensation surveys exclusively, the specific compensation survey participants were not material to our decisions regarding executive compensation. Finally, the Committee was not aware of any individuals or participants in these surveys.

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

We expect that this mix can and should change from time to time as our business needs and objectives evolve, and as external business and market circumstances change. The Committee reviews the combined value of all of the elements of compensation awarded in previous years, both targeted and actual, when considering proposed compensation for the current year. The Committee believes the mix established annually is reasonable in light of past performance and does not promote improvident risk taking. Annual cash incentive plans provide for sliding scale incentives, rather than an all or nothing approach. Long-term incentives, consisting of restricted stock units, have a vesting period to align decisions and results over time, to be more aligned with our shareholders and their long-term expectations for sustainable performance.

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

Cash Incentive Plan.  The objectives of our Cash Incentive Plan, which consists of annual performance-based cash incentives and discretionary bonuses, are to:

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

Each year the Committee selects performance measures and goals for the performance-based cash incentive portion of the Cash Incentive Plan. The Company believes the performance measures and goals support stockholder value creation and align the interests of executives and stockholders.

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

Executive Compensation Decisions for Fiscal Year 2009

For the fiscal year ended December 31, 2009, the principal components of compensation for the NEOs were: base salary and annual incentive plan consisting of performance-based cash incentive awards.

Base Salary.  Salary increases are typically based on the Company’s overall performance and the executive’s attainment of individual objectives during the preceding year in the context of competitive market data. The Committee does not assign relative weights or rankings to the different factors previously discussed to determine base salary, but instead makes a determination based upon the consideration of all factors.

Minimum base salaries for Messrs. Fairfield, Oberdorf and McCusker are set by their respective employment agreements entered into in December 2008. During 2009, the Committee made no changes to the base salaries of the NEOs. The salaries at fiscal year-end December 31, 2009 for the NEOs are as follows:

		Fiscal Year-End
		December 31, 2009
NEO		Base Salary

Bill L. Fairfield	CEO	$750,000
Thomas Oberdorf	CFO	$425,000
Edward C. Mallin	President, Services Group	$804,700
Gerard Miodus	President, Opinion Research	$450,000
Thomas J. McCusker	Executive Vice President for Business Conduct and General Counsel	$400,000

Mr. Fairfield was appointed CEO on August 20, 2008, and the Committee deferred a decision concerning his base salary at that time. In October 2008, the Committee recommended, and the Board approved, a base salary of $750,000 per year for Mr. Fairfield. In December 2008, the Committee also negotiated and approved an employment agreement incorporating the guidelines for Mr. Fairfield’s compensation established by the Board in October 2008. Mr. Fairfield’s agreement provides for (1) a base salary of $750,000 per year, (2) the opportunity for annual cash incentives based upon achievement of individual and objective Company performance criteria, (3) other long-term incentives which may be awarded from time to time, and (4) a right to receive severance payments under certain conditions. This agreement was ratified by the Board in January 2009. As part of the agreement, Mr. Fairfield agreed to post-employment non-competition and non-solicitation obligations. In December 2009, Mr. Fairfield’s agreement was amended to provide that it automatically renewed on a quarterly basis (instead of annually) unless either party provides written notice.

The Committee negotiated and approved an employment agreement with Mr. Oberdorf in connection with his appointment as CFO on December 5, 2008, providing for (1) a base salary of $425,000 per year, (2) a one-time sign-on bonus of $100,000, (3) the opportunity for annual cash incentives based upon achievement of individual and objective Company performance criteria, (4) other long-term incentives which may be awarded from time to time, (5) Company paid relocation expenses, and (6) a right to receive severance payments under certain conditions. As part of the agreement, Mr. Oberdorf agreed to post-employment non-competition and non-solicitation obligations.

The Committee negotiated and approved an employment agreement with Thomas McCusker in connection with his appointment as Executive Vice President for Business Conduct and General Counsel on December 23, 2008, providing for (1) a base salary of $400,000 per year, (2) a one-time sign-on bonus of $100,000, (3) the opportunity for annual cash incentives based upon achievement of individual and objective Company performance criteria, (4) other long-term incentives which may be awarded from time to time, and (5) a right to receive severance payments under certain conditions. As part of the agreement, Mr. McCusker agreed to post-employment non-competition and non-solicitation obligations.

Cash Incentive Plan.

The 2009 Annual Cash Incentive Plan was designed to motivate and reward the NEOs for achievement of targeted performance and to motivate executives to perform at their highest potential. The Committee selected the participants and received input from management on the performance goals for the 2009 Cash Incentive Plan. As a general rule, we believe that performance goals should be set at levels that reflect excellent performance. Achieving performance goals requires significant effort on the part of the NEOs and the Company. At the same time, performance goals should be realistically achievable to provide the appropriate degree of motivation. To achieve this objective, in making the annual determination of the minimum, target and maximum performance goals, the Committee considers:

•	the specific circumstances facing us in the current year;

•	financial objectives of our strategic plan; and

•	stockholder expectations regarding our performance.

Qualitative performance goals were set for Messrs. Fairfield and McCusker. A combination of qualitative and operating income performance goals were set for Messrs. Oberdorf, Mallin, and Miodus. Mr. Fairfield’s total potential cash bonus for achievement of his performance goals was 100% of his base salary paid during the 17 month period beginning with his employment as CEO in August 2008 through 2009. The total potential cash bonus for each of the other NEOs for achievement of their performance goals for 2009 was 100% of their 2009 base salaries. The percentage of the potential total award allocated between the qualitative and operating income performance goals for each executive is set forth below:

	Percentage Allocated to Potential Total Award
NEO	Qualitative Performance Goals	Operating Income Performance Goals

Mr. Fairfield	100%	—
Mr. Oberdorf	25%	55%
Mr. Mallin	30%	70%
Mr. Miodus	20%	80%
Mr. McCusker	100%	—

A performance goal for reduction in corporate debt was also set for Mr. Oberdorf, representing 20% of his potential total award.

The NEOs received the following payouts under the 2009 Cash Incentive Plan:

NEO	Award Payout	Percentage of Potential Total Award

Mr. Fairfield	$500,708	50.0%
Mr. Oberdorf	$226,356	53.0%
Mr. Mallin	$141,512	17.6%
Mr. Miodus	$71,794	15.9%
Mr. McCusker	$233,946	58.5%

The payouts were based on the executives’ achievement of qualitative performance goals and operating income performance goals described below.

Financial Performance Goals

The Committee used operating income as the financial performance measure in the 2009 Cash Incentive Plan for Messrs. Oberdorf, Mallin and Miodus. Cash awards were paid out based on achievement of operating income targets by the Company, and in the case of Mr. Mallin and Mr. Miodus, the operating income of their Company divisions, on a quarter and year basis.

Cash awards were payable to the executives for achieving operating income at “Adjusted Target” and “Submitted Target” levels. The award payout was a percentage of the executive’s base salary depending on the level of achievement of the operating income target. Adjusted Targets are operating income targets derived from the 2009 Company operating plan as approved by the Board of Directors. The Adjusted Target for a quarter or year period is the minimum (threshold) level for award payout for the period. The Adjusted Target goal reflects the Committee’s minimum level of acceptable performance. If the Adjusted Target was not achieved for a period, no award was payable with respect to that period. Submitted Targets are the operating income targets derived from information submitted by management for the 2009 Company operating plan. The percentage of the award payable for a period increased with achievement of the targets as follows:

Operating Income Performance Goals Potential Payout

Percentage of Award
Achievement	Opportunity Payable

Below Adjusted Target	0%
Adjusted Target	25%
Submitted Target	50%
110% of Submitted Target	80%
115% of Submitted Target	100%

The maximum performance goal reflects a level of performance that would significantly exceed the Committee’s expectations of performance.

The amount of operating income used to determine whether performance goals were met was adjusted as contemplated in the Cash Incentive Plan for nonperformance related costs associated with restructuring, litigation and impairments. The following table sets out for each of the three NEOs, the quarter and year financial performance targets, the maximum award opportunity for achievement of financial performance targets for a period, as a percentage of the executive’s base salary, the adjusted operating income achieved, along with the amount of the award earned, if any.

Operating Income Performance Goals and Payouts

	2009
	Q1	Q2	Q3	Q4	Year
	(Dollar amounts in millions)

Thomas Oberdorf
Company Operating Income
Adjusted Target	$9.949	$10.154	$10.486	$17.017	$47.606
Submitted Target	$11.566	$14.067	$18.015	$20.158	$63.806
Award Opportunity (% of Base Salary)	7.5%	7.5%	7.5%	7.5%	25%
Adjusted Operating Income	$8.043	$9.920	$15.574	$14.940	$48.477
Award Payout	—	—	$0.013	—	$0.028
Edward Mallin
Company Operating Income
Adjusted Target	$9.949	$10.154	$10.486	$17.017	$47.606
Submitted Target	$11.566	$14.067	$18.015	$20.158	$63.806
Award Opportunity (% of Base Salary)	3%	3%	3%	3%	8%
Adjusted Operating Income	$8.043	$9.920	$15.574	$14.940	$48.477
Award Payout	—	—	$0.010	—	$0.017
Services Group Operating Income
Adjusted Target	$8.048	$8.754	$11.010	$13.091	$40.903
Submitted Target	$8.434	$9.772	$13.070	$13.903	$45.179
Award Opportunity (% of Base Salary)	7.5%	7.5%	7.5%	7.5%	20%
Adjusted Operating Income	$7.299	$7.775	$10.602	$11.071	$36.747
Award Payout	—	—	—	—	—
Gerard Miodus
Company Operating Income
Adjusted Target	$9.949	$10.154	$10.486	$17.017	$47.606
Submitted Target	$11.566	$14.067	$18.015	$20.158	$63.806
Award Opportunity (% of Base Salary)	2%	2%	2%	2%	7%
Adjusted Operating Income	$8.043	$9.920	$15.574	$14.940	$48.477
Award Payout	—	—	$0.003	—	$0.008
Research Group Operating Income
Adjusted Target	$2.219	$2.374	$2.433	$2.909	$9.935
Submitted Target	$2.465	$2.638	$2.703	$3.232	$11.038
Award Opportunity (% of Base Salary)	10%	10%	10%	10%	25%
Adjusted Operating Income	$1.259	$1.797	$1.777	$1.508	$6.341
Award Payout	—	—	—	—	—

The Committee used straight line interpolation in determining the year end bonus if actual performance occurred between operating income performance goals. The performance measure and targets disclosed above are done so solely in the context of the 2009 Cash Incentive Plan and are not statements of management’s expectations or estimates of future results or other guidance. Investors are cautioned not to apply these statements to other contexts.

Operating income targets were achieved in the third quarter of 2009 and for the full year of 2009. The award payouts for the NEOs for achievement of operating income targets were as follows:

Operating Income Performance Goals Award Payout

NEO	Award Payout	Percentage of Potential Award

Mr. Oberdorf	$41,345	35.4%
Mr. Mallin	$27,073	33.6%
Mr. Miodus	$12,069	35.8%

The committee also set corporate debt reduction goals for Mr. Oberdorf. Under the 2009 Cash Incentive Plan, Mr. Oberdorf was eligible for an award payout of up to 20% of his base salary for reduction of corporate debt in each of the quarters of 2009 and for 2009. Corporate debt was reduced in each of the quarters in 2009 and for 2009, and Mr. Oberdorf earned an award payout of $85,000, 100% of the potential award payout.

Qualitative Performance Goals

The Committee set qualitative strategic and individual performance goals for all NEOs. Mr. Fairfield’s strategic and individual performance goals were generally a continuation of such goals established in 2008. His performance goals were (a) evaluating status and strategic direction of the Company, executive capabilities, Company organization structure and effectiveness, and budgeting/planning practices procedures and effectiveness, (b) reviewing past, current and short-term financial performance, (c) developing appropriate Company culture and vision, a framework for improving shareholder value, an effective communication program for the Board, and an effective investor relations program, and (d) identifying and implementing acquisition and divestiture opportunities.

Mr. Oberdorf’s strategic and individual performance goals were (a) assisting in establishing a respected corporate image, a responsible capital expenditure and allocation process, a framework for productivity measurement and cost controls, (b) supporting the Company’s “Diagonal Assets and Capabilities” program, and (c) identifying and developing managerial/leadership talent.

Mr. Mallin’s strategic and individual performance goals were (a) achieving 20% of revenues from new products, services or markets, (b) supporting the Company’s “Diagonal Assets and Capabilities” program, (c) identifying and developing managerial/leadership talent, and (d) contributing to success of Company strategic goals.

Mr. Miodus’s strategic and individual performance goals were (a) improving his division’s productivity, (b) supporting the Company’s “Diagonal Assets and Capabilities” program, and (c) introducing other Company business units to key accounts.

Mr. McCusker’s strategic and individual performance goals were (a) materially decreasing legal costs, (b) establishing an effective balance between in-house and outside counsel, (c) planning and executing audits of Company legal arrangements and standard documents, (d) counseling on public company matters, (e) assisting the Chairman on Board matters, (d) monitoring governance policies and compliance, and (e) supporting the Company’s “Diagonal Assets and Capabilities” program.

Determination of the achievement of strategic and individual performance goals requires a qualitative evaluation. The Committee assessed Mr. Fairfield’s performance from August 2008 through 2009 as a whole against his strategic and individual goals in recommending his award to the board, which was paid in 2010. After review with the CEO of the other NEOs performance against their strategic and individual performance goals, the

Committee approved the award payouts for these NEOs. The award payouts in 2010 for the NEOs for achievement of their strategic and individual performance goals for 2009 were as follows:

Strategic and Individual Performance Goals Award Payout

NEO	Award Payout	Percentage of Potential Award

Mr. Fairfield	$500,708	49.9%
Mr. Oberdorf	$100,011	94.1%
Mr. Mallin	$114,439	47.4%
Mr. Miodus	$59,725	66.4%
Mr. McCusker	$233,946	58.5%

Long-term Equity Incentives.  After the management changes in August 2008, the Committee reviewed its prior focus on cash compensation, developing the view that the Company needed to add an equity-based component. The equity-based component is intended to provide significant incentives directly linked to the long-term performance of the Company and the performance of our stock price. The Committee considered the balance between short-term and long-term incentives for executive officers and approved, in conjunction with the disinterested Independent Directors on the Company’s Board, significant equity awards of restricted stock units to the NEOs, other than the CEO, in December 2008. The CEO’s award was recommended by the Committee and approved by the disinterested Independent Directors on the Company’s Board in December 2008. The award amounts (other than those for the CEO) were recommended by the CEO, based in part on the income level and relative importance of the executive officer. In consideration for Mr. McCusker’s performance in connection with a significant Company divestiture in early 2009, the CEO, acting under specific authority granted to him by the disinterested Independent Directors on the Company’s Board, approved an award to Mr. McCusker of an additional 10,000 restricted stock units in April 2009. No other long-term equity awards were made to the NEOs in 2009.

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

Severance and Change in Control Considerations

The Company has entered into agreements with Messrs. Oberdorf, Mallin and McCusker that provide for certain payments upon termination of employment and termination in conjunction with a change in control. The Company has entered into an agreement with Mr. Miodus that provides for certain payments upon termination of his employment. The Company has entered into an agreement with Mr. Fairfield that provides for certain payments upon termination of his employment, termination of his employment in conjunction with a change of control, or upon a change in control.

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

Respectfully submitted by the
Compensation Committee:

Thomas L. Thomas (Chair)
George Krauss
Bernard W. Reznicek
Lee D. Roberts
Roger Siboni

The information contained in the Compensation Committee Report in this Proxy Statement is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by the Company for fiscal year 2009, 2008 and 2007 to the Company’s Chief Executive Officer, Chief Financial Officer and each of the Company’s three most highly compensated executive officers who were serving as executive officers as of December 31, 2009 and whose total compensation exceeded $100,000 for fiscal year 2009 (collectively, the “Named Executive Officers” or “NEOs”):

					Non-Equity
				Stock	Incentive Plan	All Other
		Salary	Bonus	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(2)	($)(3)	($)(4)	($)

Bill L. Fairfield(1)	2009	$750,000	$—	$—	$500,708	$7,212	$1,257,920
Chief Executive Officer	2008	253,846	—	726,000	—	865	980,711
(Principal Executive Officer)
Thomas Oberdorf(1)	2009	425,000	—	—	226,356	393,001	1,044,357
Executive Vice President and	2008	22,885	100,000	425,000	—	4,231	552,116
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)
Edward C. Mallin	2009	804,700	—	—	141,512	7,350	953,562
President, Services Group	2008	694,349	150,000	466,000	—	79,625	1,389,974
	2007	600,000	—	—	472,200	102,750	1,174,950
Gerard Miodus	2009	450,000	—	—	71,794	7,350	529,144
President, Research Group
Tom McCusker	2009	400,000	—	46,400	233,946	5,077	685,423
Executive Vice President for
Business Conduct and General
Counsel

(1)	Mr. Fairfield was appointed as Chief Executive Officer on August 20, 2008. Mr. Oberdorf was appointed as Chief Financial Officer on December 5, 2008.

(2)	Represents the grant-date fair value of the total stock awards granted to each officer during the respective years. Amounts for 2008, previously recorded by the Company, have been recalculated to present the grant-date fair value in accordance with a change in SEC rules.

(3)	See “Compensation Discussion and Analysis — Executive Compensation Decisions for Fiscal Year 2009” for a discussion of how the bonus and incentive award amounts for 2009 were determined.

(4)	The following tables summarize the benefits included in the “All Other Compensation” column.

2009	Mr. Fairfield	Mr. Oberdorf	Mr. Mallin	Mr. Miodus	Mr. McCusker

401(k) and profit sharing plan contributions(a)	$7,212	$4,981	$7,350	$7,350	$5,077
Relocation expenses(b)	—	388,020	—	—	—

Total	$7,212	$393,001	$7,350	$7,350	$5,077

2008	Mr. Fairfield	Mr. Oberdorf	Mr. Mallin

401(k) and profit sharing plan contributions(a)	$865	$—	$6,900
Home office allowance(c)	—	—	72,000
Relocation expenses(b)	—	4,231	—
Housing expense(d)	—	—	725

Total	$865	$4,231	$79,625

2007	Mr. Mallin

401(k) and profit sharing plan contributions(a)	$6,750
Home office allowance(c)	96,000

Total	$102,750

(a)	Represents matching Company contributions to the Company 401(k) and profit sharing plans.

(b)	Represents payments by the Company to Mr. Oberdorf to relocate to the Company’s headquarters in Omaha, Nebraska. 2009 included reimbursement of expenses and related tax gross ups of $236,497 and $151,523, respectively. 2008 included reimbursement of expenses and related tax gross ups of $2,399 and $1,832, respectively.

(c)	Represents payments by the Company during 2008 and 2007 to Mr. Mallin for costs associated with enabling him to perform his business responsibilities from home.

(d)	Represents payments by the Company during 2008 for housing expenses for Mr. Mallin.

The following table provides information regarding each grant of a plan-based award made to a NEO in the year ended December 31, 2009.

GRANTS OF PLAN-BASED AWARDS

				Stock Awards(3):	Grant Date
	Estimated Possible Payouts Under Non-Equity			Number of Shares	Fair Value
	Incentive Plan Awards(1)			of Stock or Units	of Stock and
Name	Threshold ($)	Target ($)(2)	Maximum ($)	Granted (#)	Option Awards ($)

Mr. Fairfield	—	—	1,003,846	—	—
Mr. Oberdorf	106,250	116,875	425,000	—	—
Mr. Mallin	140,822	281,645	804,700	—	—
Mr. Miodus	90,000	180,000	450,000	—	—
Mr. McCusker	200,000	—	400,000	10,000	46,400

(1)	This part of the table presents the annual incentive opportunity available to each NEO under various qualitative strategic and individual performance goals and operating income performance goals approved by the Committee on April 30, 2009. The goals are discussed in more detail under “Compensation and Discussion Analysis — Cash Incentive Plan.” The actual earned amount for 2009 is set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)	The targets for Messrs. Oberdorf, Mallin and Miodus are the quantifiable targets for operating income goals discussed under Compensation and Discussion and Analysis. Messrs. Fairfield and McCusker’s performance goals were qualitative / subjective strategic and individual performance goals only.

(3)	Mr. McCusker was granted 10,000 restricted stock units on April 13, 2009 under the 2007 Omnibus Incentive Plan. If employment terminates for any reason, the remaining restricted stock units which have not vested are forfeited; provided, however, upon the consummation of a Corporate Transaction, as defined in the Company’s Amended and Restated 2007 Omnibus Incentive Plan, the RSUs will become 100% vested, if they are not assumed, or equivalent RSUs are not substituted for the RSUs, by the Company or its successor.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

	Stock Awards(1)
	Number of	Market Value
	Shares or Units	of Shares or
	of Stock that	Units of Stock
	Have Not Vested	That Have Not
Name	(#)	Vested ($)

Mr. Fairfield	150,000	$1,203,000
Mr. Oberdorf	87,810	704,236
Mr. Mallin	75,000	601,500
Mr. Miodus	26,250	210,525
Mr. McCusker	30,000	240,600
Mr. McCusker	10,000	80,200

(1)	The grant date for these awards of restricted stock units (RSUs) was December 18, 2008 for Mr. Fairfield and Mr. Oberdorf. Mr. McCusker was granted 30,000 RSUs on December 18, 2008 and 10,000 RSUs on April 13, 2009. Mr. Miodus and Mr. Mallin were granted RSUs on December 26, 2008. The RSUs vest in four equal annual installments commencing one year from the grant date of the awards. If employment terminates for any reason, the remaining RSUs which have not vested are forfeited; provided, however, upon the consummation of a Corporate Transaction, as defined in the Company’s Amended and Restated 2007 Omnibus Incentive Plan, the RSUs will become 100% vested, if they are not assumed, or equivalent RSUs are not substituted for the RSUs, by the Company or its successor.

OPTION EXERCISES AND STOCK VESTED

	Stock Awards
	Number of
	Shares	Value
	Acquired	Realized
	on Vesting	on Vesting
Name	(#)	($)

Mr. Fairfield	50,000	$398,500
Mr. Oberdorf	29,270	233,282
Mr. Mallin	25,000	200,250
Mr. Miodus	8,750	70,088
Mr. McCusker	10,000	79,700

OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS

Mr. Fairfield

In December 2008, the Company entered into an employment agreement with Bill L. Fairfield. Please refer to the Form 8-K filed by the Company on December 31, 2008 for a complete copy of the employment agreement and the Form 8-K filed by the Company on December 30, 2009 for an amendment to the employment agreement. The agreement with Mr. Fairfield provides for severance under certain circumstances. If the executive’s employment is terminated either (i) by the Company without Cause (as defined in the agreement), or (ii) by the executive for Good Reason (as defined in the agreement), and such termination is not in anticipation of or on or after a Change of Control (as defined in the agreement), the Company will make payments to the executive at a rate equal to one half the executive’s then Annual Salary plus one half the targeted Annual Cash Incentive for the year of termination. If such termination is in anticipation of or on or after a Change of Control, the Company shall pay to the executive a lump sum equal to two times executive’s then Annual Salary plus two times the targeted Annual Cash Incentive for the year of termination, less any Change of Control incentive payment received by the executive. Regardless of whether such termination was related to a Change of Control, the executive, his spouse and dependent children shall be entitled to continuation of health insurance coverage under the Company’s plans at the Company’s expense for one year. Also, all equity awards held by executive at termination which vest based on time shall become fully vested as of termination. Finally, any performance objectives upon which the earning of performance-based long-term incentives are conditioned shall be earned based on actual performance at the date of termination on a pro rata basis.

If the executive’s employment terminates as a result of the executive’s death or Disability (as defined in the agreement), the Company shall pay the executive’s accrued compensation through the termination date, and a pro rata portion of the executive’s target bonus for the year in which termination occurs. The executive (if disabled), his spouse and dependent children shall be entitled to continuation of health insurance coverage under the Company’s plans at the Company’s expense for one year. Also, all equity awards held by executive at termination which vest based on time shall become fully vested as of termination. Finally, any performance objectives upon which the earning of performance-based long-term incentives are conditioned shall be deemed to have been met at the target level on the date of termination.

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

Mr. Oberdorf and Mr. McCusker

In December 2008, the Company entered into employment agreements with Thomas Oberdorf and Thomas J. McCusker. Please refer to the Form 8-K and Form 8-K/A filed by the Company on December 31, 2008 for complete copies of each of the employment agreements. The agreements with Mr. Oberdorf and Mr. McCusker provide for severance under certain circumstances. If the executive’s employment is terminated either (i) by the Company without Cause (as defined in the agreement), or (ii) by the executive for Good Reason (as defined in the agreement), and such termination is not in anticipation of, or on or after a Change of Control (as defined in the agreement), the Company will make payments to the executive at a rate equal to one times the executive’s then Annual Salary plus one times the average of the two highest Annual Cash Incentive payments received by the executive in the preceding three years (but not less than one times the targeted Annual Cash Incentive for the year of termination) (the total being defined as the “Base Severance Amount”). If such termination is in anticipation of or on or within 2 years after a Change of Control, the Company shall pay to the executive a lump sum equal to the Base Severance Amount within 30 days of termination, and will also pay, one year after termination, another lump sum equal to the Base Severance Amount less executive’s then total compensation from any gainful employment. Regardless of whether such termination was related to a Change of Control, the executive, his spouse and dependent children shall be entitled to continuation of health insurance coverage under the Company’s plans at the Company’s expense for one year. Also, all equity awards held by executive at termination which vest based on time shall become fully vested as of termination. Finally, any performance objectives upon which the earning of performance-based long-term incentives are conditioned shall be earned based on actual performance at the date of termination on a pro rata basis.

If the executive’s employment terminates as a result of the executive’s death or Disability (as defined in the severance agreement), the Company shall pay the executive’s accrued compensation through the termination date, and a pro rata portion of the executive’s target bonus for the year in which termination occurs. The executive (if disabled), his spouse and dependent children shall be entitled to continuation of health insurance coverage under the Company’s plans at the Company’s expense for one year. Also, all equity awards held by executive at termination which vest based on time shall become fully vested as of termination. Finally, any performance objectives upon which the earning of performance-based long-term incentives are conditioned shall be deemed to have been met at the target level on the date of termination.

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

Mr. Mallin

In February 2006, the Company entered into a severance agreement with Edward C. Mallin. Please refer to the Form 8-K filed by the Company on February 16, 2006 for a complete copy of the agreement. The severance agreement provides that if the executive’s employment is terminated either (i) by the Company for any reason other than Cause (as defined in the agreement), or (ii) by the executive for Good Reason (as defined in the agreement), and a Change of Control (as defined in the agreement) has not occurred the Company will make payments to the executive at a rate equal to the executive’s Total Compensation (as defined below) for a period from 6 months to 24 months, depending on the length of service completed by the executive. In addition, if the executive elects to continue health and/or dental insurance coverage under COBRA, the Company will pay the employer portion of the monthly premium until the executive obtains substantially equivalent insurance coverage, but, in any event, for not more than 12 months. “Total Compensation” means the executive’s base salary as in effect at the time of termination, plus the average of the executive’s annual bonus amount for the lesser of three calendar years preceding the year in which the executive’s employment terminates or all full calendar years of his employment.

If the Company becomes subject to a Change in Control and within twelve (12) months after such Change in Control, the executive’s employment is terminated either (i) by the Company for any reason other than Cause, or (ii) by the executive for Good Reason, the Company shall pay to the executive a lump sum based on the executive’s Total Compensation. The amount of the lump sum will be from one time up to three times the executive’s Total Compensation, depending on the length of service completed by the executive, together with additional payments sufficient to compensate for certain federal excise taxes. In addition, if the executive elects to continue health and/or dental insurance coverage under COBRA, the Company will pay the employer portion of the monthly premium until the executive obtains substantially equivalent insurance coverage, but, in any event, for not more than 12 months. Also, all shares of capital stock, stock options, performance units, stock appreciation rights or other derivative securities of the Company held by the executive at the time of termination will become fully vested and exercisable.

If the executive’s employment terminates as a result of the executive’s death or Disability (as defined in the agreement), the Company shall pay the executive’s accrued compensation through the termination date, and a pro rata portion of the executive’s target bonus for the year in which termination occurs. To receive any severance benefits, the executive must execute a general release of all claims against the Company and must refrain from competing with the Company and from soliciting the Company’s employees for a period of up to 12 months after the date of termination. If it is determined that any payment or distribution will be subject to the excise tax imposed under Internal Revenue Code Section 280G, then the executive will be entitled to receive an additional payment or “gross up” to ensure that severance payments are not diminished.

Mr. Miodus

The Company’s agreement with Mr. Miodus, dated January 23, 2002, provides that termination of his employment without cause requires 30 days notice. He is entitled to continue to receive his base salary and incentive compensation and medical and life insurance benefits, if permitted by the applicable insurance plans, for eleven months after termination by the Company without cause, by the executive with cause or due to disability. Please refer to Form 10-K for the year ended December 31, 2009 filed by the Company for a complete copy of the agreement.

Potential Payments under the Severance Agreements

The following tables set forth the payments Mr. Fairfield, Mr. Oberdorf, Mr. Mallin, Mr. Miodus and Mr. McCusker would receive if they were terminated as of December 31, 2009.

Mr. Fairfield

		Termination
		by the				Change in	Change in
	Voluntary	Executive For	Termination			Control of	Control of
	Termination	Good Reason,	by the			Company	Company
	or	Other Than a	Company			without the	with the
	Termination	Change in	Without			Executive’s	Executive’s
Component of Compensation	for Cause	Control	Cause	Disability	Death	Termination	Termination

Cash Severance (base salary + bonus)	$—	$750,000	$750,000	$—	$—	$750,000	$3,000,000
Unpaid salary accrued at 12/31/09	25,962	25,962	25,962	25,962	25,962	—	25,962
Annual Cash Incentive/Bonus	500,708	500,708	500,708	500,708	500,708	—	500,708
Stock Awards	—	1,203,000	1,203,000	1,203,000	1,203,000	1,203,000	1,203,000
Health Insurance	—	14,094	14,094	14,094	14,094	—	14,094
Life Insurance	—	—	—	—	425,000	—	—
Disability Pay	—	—	—	104,000	—	—	—
Accrued Vacation Pay	34,616	34,616	34,616	34,616	34,616	—	34,616
Gross Up Tax Payments	—	—	—	—	—	—	1,577,410

Mr. Oberdorf

		Termination
		by the				Change in	Change in
	Voluntary	Executive For	Termination			Control of	Control of
	Termination	Good Reason,	by the			Company	Company
	or	Other Than a	Company			without the	with the
	Termination	Change in	Without			Executive’s	Executive’s
Component of Compensation	for Cause	Control	Cause	Disability	Death	Termination	Termination

Cash Severance (base salary + bonus)	$—	$743,750	$743,750	$—	$—	$—	$1,487,500
Unpaid salary accrued at 12/31/09	14,712	14,712	14,712	14,712	14,712	—	14,712
Annual Cash Incentive/Bonus	226,356	226,356	226,356	226,356	226,356	—	226,356
Stock Awards	—	704,236	704,236	704,236	704,236	704,236	704,236
Health Insurance	—	15,846	15,846	15,846	15,846	—	15,846
Life Insurance	—	—	—	—	425,000	—	—
Disability Pay	—	—	—	104,000	—	—	—
Accrued Vacation Pay	14,712	14,712	14,712	14,712	14,712	—	14,712

Mr. Mallin

		Termination
		by the				Change in	Change in
	Voluntary	Executive For	Termination			Control of	Control of
	Termination	Good Reason,	by the			Company	Company
	or	Other Than a	Company			without the	with the
	Termination	Change in	Without			Executive’s	Executive’s
Component of Compensation	for Cause	Control	Cause	Disability	Death	Termination	Termination

Cash Severance (base salary + bonus)	$—	$2,118,541	$2,118,541	$—	$—	$—	$3,177,812
Unpaid salary accrued at 12/31/09	27,855	27,855	27,855	27,855	27,855	—	27,855
Annual Cash Incentive/Bonus	—	—	—	141,512	141,512	—	—
Stock Awards	—	—	—	601,500	601,500	601,500	601,500
Health Insurance	—	4,742	4,742	—	—	—	4,742
Life Insurance	—	—	—	—	425,000	—	—
Disability Pay	—	—	—	104,000	—	—	—
Accrued Vacation Pay	—	—	—	—	—	—	—

Mr. McCusker

		Termination
		by the				Change in	Change in
	Voluntary	Executive For	Termination			Control of	Control of
	Termination	Good Reason,	by the			Company	Company
	or	Other Than a	Company			without the	with the
	Termination	Change in	Without			Executive’s	Executive’s
Component of Compensation	for Cause	Control	Cause	Disability	Death	Termination	Termination

Cash Severance (base salary + bonus)	$—	$700,000	$700,000	$—	$—	$—	$1,400,000
Unpaid salary accrued at 12/31/09	13,846	13,846	13,846	13,846	13,846	—	13,846
Annual Cash Incentive/Bonus	233,946	233,946	233,946	233,946	233,946	—	233,946
Stock Awards	—	320,800	320,800	320,800	320,800	320,800	320,800
Life Insurance	—	—	—	—	425,000	—	—
Disability Pay	—	—	—	104,000	—	—	—
Accrued Vacation Pay	23,654	23,654	23,654	23,654	23,654	—	23,654
Gross Up Tax Payments	—	—	—	—	—	—	658,536

Mr. Miodus

		Termination
		by the				Change in	Change in
	Voluntary	Executive For	Termination			Control of	Control of
	Termination	Good Reason,	by the			Company	Company
	or	Other Than a	Company			without the	with the
	Termination	Change in	Without			Executive’s	Executive’s
Component of Compensation	for Cause	Control	Cause	Disability	Death	Termination	Termination

Cash Severance (base salary + bonus)	$—	$412,500	$412,500	$412,500	$—	$—	$412,500
Unpaid salary accrued at 12/31/09	15,577	15,577	15,577	15,577	15,577	—	15,577
Annual Cash Incentive/Bonus	—	71,794	71,794	71,794	71,794	—	71,794
Stock Awards	—	—	—	—	—	210,525	210,525
Health Insurance	—	7,206	7,206	7,206	7,206	—	7,206
Life Insurance	—	—	—	—	425,000	—	—
Disability Pay	—	—	—	104,000	—	—	—

DIRECTOR COMPENSATION

For the period from January 1, 2009 through December 31, 2009:

•	non-employee directors received an annual board retainer of $100,000, of which $50,000 was paid in the form of cash payable in monthly installments of $4,167, and $50,000 in the form of equity consisting of restricted stock units vesting one year from the date of grant,

•	the non-executive Chairman of the Board received an additional $60,000 annually of which $30,000 was paid in cash in monthly installments of $2,500, and $30,000 paid in restricted stock units vesting one year from date of grant,

•	committee chairs received an additional $30,000 in cash annually paid in monthly installments of $2,500, and committee members received an additional $15,000 in cash annually paid in monthly installments of $1,250, and

•	members of non-standing committees, including the Mergers & Acquisitions Committee, each received a cash retainer of $50,000, payable at the creation date of that committee, and an additional per meeting fee of $4,000 if travel was required or $2,000 if travel was not required.

	Fees
	Earned or
	Paid in Cash	Stock Awards	Total
Name	($)	($)(7)	($)

Roger Siboni(1)	$215,473	$66,405	$281,878
Thomas L. Thomas(2)	196,167	48,724	244,891
Gary Morin(3)	193,417	55,337	248,754
Bernard W. Reznicek	114,500	88,536	203,036
Clifton T. Weatherford	106,167	55,337	161,504
George Krauss	104,917	55,337	160,254
John N. Staples III	67,473	55,337	122,810
Vinod Gupta	44,167	55,337	99,504
Lee D. Roberts(4)	32,083	18,029	50,112
Elliot Kaplan(5)	19,167	27,289	46,456
Robin Chandra(6)	15,333	—	15,333

(1)	Mr. Siboni was appointed to the Board of Directors effective January 9, 2009. Mr. Siboni received $108,000 in compensation, included within this total fees earned or paid in cash amount, for his services on the Mergers and Acquisitions Committee during 2009.

(2)	Mr. Thomas was appointed to the Board of Directors effective January 9, 2009. Mr. Thomas received $102,000 in compensation, included within this total fees earned or paid in cash amount, for his services on the Mergers and Acquisitions Committee during 2009.

(3)	Mr. Morin received $102,000 in compensation, included within this total fees earned or paid in cash amount, for his services on the Mergers and Acquisitions Committee during 2009.

(4)	Mr. Roberts was appointed to the Board of Directors effective October 15, 2009. Mr. Roberts received $10,000 in compensation, included within this total fees earned or paid in cash amount, for his services on the Mergers and Acquisitions Committee during 2009.

(5)	Mr. Kaplan resigned from the Board of Directors effective June 30, 2009.

(6)	Mr. Chandra resigned from the Board of Directors effective February 6, 2009.

(7)	This column reflects grant date fair value of the total stock awards granted to each director during 2009.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee is or ever has been an executive officer or employee of the Company (or any of its subsidiaries), and no “compensation committee interlocks” existed during fiscal year 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP

The following table sets forth the beneficial ownership of the Company’s common stock March 8, 2010 (i) by each of the executive officers named in the table in Item 11 under the heading “Executive Compensation — Summary Compensation Table,” (ii) by each director, (iii) by all current directors and executive officers as a group and (iv) by all persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock:

			% of
			Common
	Common		Stock
Name of Beneficial Owner	Stock		Outstanding

Vinod Gupta	20,537,832	(1)	35.5%
Cardinal Capital Management, LLC	3,241,203	(2)	5.6%
One Fawcett Place
Greenwich, Connecticut 06830
Hotchkis and Wiley Capital Management, LLC	3,267,500	(3)	5.6%
725 Figueroa Street 39th Floor,
Los Angeles, Ca 90017
CCMP Capital Advisors LLC	20,866,835	(4)	36%
245 Park Avenue, 16th Floor
New York, NY 10167
Bill L. Fairfield	69,784		*
Bernard W. Reznicek	19,561		*
John N. Staples III	13,601		*
Gary Morin	11,601		*
Roger Siboni	14,538		*
Thomas L. Thomas	11,601		*
Clifton T. Weatherford	11,601		*
George Krauss	11,601		*
Lee D. Roberts	2,511		*
Thomas Oberdorf	41,467		*
Edward C. Mallin	71,725		*
Gerard Miodus	8,750		*
Thomas J. McCusker	23,529		*
Directors and Executive Officers as a group (13 persons)	311,870	(5)	*

*	= less than one percent

(1)	Of such shares of Common Stock, (i) the reporting person is the direct beneficial owner of 14,793,190 shares of Common Stock and 224,999 shares of Common Stock issuable upon the exercise of options vested as of March 8, 2010 or vesting within 60 days of that date; (ii) the reporting person is the indirect beneficial owner of (A) 580,500 shares held by the World Education Foundation, (B) 97,500 shares of Common Stock held by the Vinod Gupta Charitable Remainder Trust, (C) 407,385 shares of Common Stock held by the Vinod Gupta 2008

Irrevocable Annuity Trust, (D) 709,062 shares of Common Stock held by the Vinod Gupta 2008 Irrevocable Annuity Trust II, (E) 1,500,000 shares of Common Stock held by the Vinod Gupta 2009 Irrevocable Annuity Trust, and (F) 2,225,196 shares held by irrevocable trusts for three adult children.

(2)	Based on information contained in a report on Form 13F that Cardinal Capital Management, LLC filed with the SEC on February 16, 2010, which contained information as of December 31, 2009. On March 22, 2006, Cardinal Capital Management, LLC filed with the SEC a report on Form 13D/A to report beneficial ownership of 3,336,810 shares.

(3)	Based on information contained in a Schedule 13G filing by Hotchkis and Wiley Capital Management, LLC filed with the SEC on February 12, 2010. Ownership disclaimed pursuant to Section 13d-4 of the 1934 Act.

(4)	Includes shares also listed above for Mr. Gupta and the executive officers and directors. By virtue of the voting agreements entered into between Parent, the Company and certain stockholders (including executive officers and directors of the Company), CCMP Capital Advisors LLC, and its investment funds may be deemed to have acquired beneficial ownership of 20,866,835 shares of Common Stock currently owned in the aggregate by those stockholders. CCMP Capital Advisors LLC and each of their affiliated funds expressly disclaims beneficial ownership of such shares.

(5)	Includes the Common Stock of all current named executives and directors of the Company.

Change in Control

On March 8, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omaha Holdco Inc., a Delaware corporation (“Parent”), and Omaha Acquisition Inc., a Delaware corporation (“Acquisition Sub”), providing for the merger of Acquisition Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Acquisition Sub are affiliates of CCMP Capital Advisors, LLC.

Pursuant to the Merger Agreement, each share of issued and outstanding Company common stock will be automatically canceled and converted into the right to receive $8.00 in cash, without interest and less any applicable withholding tax (subject to appraisal rights under Delaware law). The Merger is subject to closing conditions, including approval of the Company shareholders. Consequently, upon closing of the Merger, there will be a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about equity securities of the Company that are authorized for issuance pursuant to equity compensation plans as of December 31, 2009.

	Number of		Number of
	Securities to be		Securities
	Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options, Warrants	Options, Warrants	Compensation Plans
Plan Category	and Rights(a)	and Rights(b)	(c)(1)

Equity compensation plans approved by security holders	1,249,026	$12.07	3,597,019
Equity compensation plans not approved by security holders	—	—	—

Total	1,249,026	$12.07	3,597,019

(1)	Does not include securities reflected in the “Number of securities to be issued upon exercise of outstanding options, warrants and rights” column.

Column (a) includes 47,324 restricted stock units and 312,501 options that were forfeited subsequent to December 31, 2009.

Column (b) excludes 684,026 restricted stock units that are included in column (a) but do not have an exercise price. The units vest and may be payable in common stock after expiration of the time periods set forth in the related agreements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board has determined that the following members of the Board are independent as defined by the rules for companies listed on the NASDAQ Global Select Market and as defined by the Stipulation of Settlement dated August 20, 2008 entered into by the parties in the consolidated complaint In re infoUSA, Inc. Shareholders Litigation, Consol. Civil Action No. 1956-CC (Del. Ch.): George Krauss, Gary Morin, Bernard W. Reznicek, Lee D. Roberts, Roger Siboni, Thomas L. Thomas, and Clifton T. Weatherford.

The Board has determined that each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is independent, as independence for such committee members is defined by the applicable rules and regulations of the SEC and the NASDAQ Global Select Market.

Certain Relationships and Related Transactions

Jordan Mallin, the son of Ed Mallin, is an employee of the Company and received $274,663 in salary and compensation for fiscal year 2009.

Laurel Gupta, the spouse of Vinod Gupta, is a former employee of the Company. Ms. Gupta was terminated in August 2008 and entered into a severance agreement which entitled her to receive $129,996 to be paid over one year from date of termination. She received $99,997 in severance during the fiscal year 2009.

The Company has paid legal expenses associated with the SEC investigation for former director Vinod Gupta, former director Elliot Kaplan and other former executive officers and directors. During the year ended December 31, 2009, the Company paid approximately $4.5 million of these expenses for Vinod Gupta and approximately $0.1 million for Elliot Kaplan. These payments were made as advances to the directors for legal expenses and were in accordance with the Company’s Bylaws and Delaware law. The payments on behalf of Elliot Kaplan were made to his law firm, Robins, Kaplan, Miller & Ciresi L.L.P. As announced in our Form 8-K filed on March 11, 2010, Vinod Gupta resigned as a director of the Company effective March 8, 2010. As announced in our Form 8-K filed on July 1, 2009, Elliot Kaplan resigned as a director of the Company effective June 30, 2009, in accordance with the terms of the Stipulation of Settlement, the material terms of which are set forth in the Company’s Current Report on Form 8-K/A filed on August 22, 2008.

Pursuant to the Stipulation of Settlement, Mr. Gupta has agreed to pay the Company $9.0 million incrementally over four years. Mr. Gupta paid the Company $2.2 million on January 6, 2009 and $2.2 million on January 8, 2010. Payments are due from Mr. Gupta as follows; $2.2 million in January 2011, $1.2 million in January 2012 and $1.2 million in January 2013.

Pursuant to a Final Judgment as to Mr. Gupta filed by the Securities and Exchange Commission on March 17, 2010, Mr. Gupta is required to pay to the Company an additional $4,045,000 together with interest of $1,145,400 for a total of $5,190,400. The funds are to be paid to the Company as soon as legally permissible after a public announcement of any sale of the Company or no more than 45 days after the sale of the Company is completed and consideration from the purchaser is received by the shareholders, whichever occurs first. However, the funds are due no later than 360 days from the final date of the judgment.

During 2009 Everest Inc. (f/k/a Vinod Gupta & Company, f/k/a Annapurna Corporation), Everest Investment Management LLC and Everest Capital Partners, Inc. rented office space in a building owned by the Company. Everest Inc., Everest Investment Management LLC and Everest Capital Partners, Inc. are owned by Mr. Gupta and his three sons. The reimbursements received by the Company from Everest Inc., Everest Investment Management LLC and Everest Capital Partners, Inc. for rental of office space totaled $6,000 during 2009. The use of the Company office space by Everest Inc., Everest Investment Management LLC and Everest Capital Partners, Inc. was terminated in April 2009.

The Company paid $2.2 million, $3.0 million, and $2.1 million to Quest Ventures Co-ordinators Pvt. Ltd. during 2009, 2008, and 2007. Vinod Gupta was a board member of Quest Ventures until March 2008.

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

As part of the Company’s ongoing monitoring of its related-party transactions, we updated (in 2009) the nepotism policy contained within our policy regarding Transactions in Which Related Persons Have an Interest. See the revised policy posted on the Company’s website at www.infogroup.com under the “Corporate Governance” tab, in the “Related-Party Transactions Policy” document.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The following table presents the aggregate fees billed to the Company for professional services rendered by KPMG for the audit of the Company’s fiscal year 2009 and 2008 annual financial statements and for other professional services rendered by KPMG in fiscal year 2009 and 2008.

	Fiscal Year
Type of Fee	2009	2008

Audit Fees(1)	$981,412	$1,565,753
Audit-Related Fees(2)	519,812	539,579
Tax Fees(3)	163,137	82,115
All Other Fees	—	14,200

Total fees	$1,664,361	$2,201,647

(1)	Audit Fees consist of fees for the financial statement audits.

(2)	Audit-Related Fees consist of the following:

	Fiscal Year
	2009	2008

Employee benefit plans	$127,640	$137,812
Due diligence	184,805	228,729
Statutory audits	126,000	111,000
SAS 70 reviews	62,367	62,038
Registration filings	19,000	—

Total Audit-Related Fees	$519,812	$539,579

(3)	Tax Fees consist of fees for international income tax preparation for Company subsidiaries, tax research and transfer pricing study.

The above amounts include out-of-pocket expenses incurred by KPMG. The Audit Committee pre-approved all audit and non-audit services described above. The Audit Committee has considered whether the provision of the services described above was and is compatible with maintaining the independence of KPMG.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

3. Exhibits.  The following Exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
No.	Description

3.1	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
3.2	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on May 5, 2009, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed May 6, 2009
3.3	Certificate of Ownership and Merger effecting the name change to infoGROUP Inc., incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed June 4, 2008
3.4	Amended and Restated Bylaws incorporated by reference to Exhibit 3.4 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed August 8, 2008
4.1	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed May 6, 2009
4.2	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000
10.1	Second Amended and Restated Credit Agreement among infoUSA Inc., various Lenders named therein, LaSalle Bank National Association and Citibank F.S.B., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.2	Amended and Restated Security Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Collateral Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.3	Amended and Restated Pledge Agreement by and among infoUSA, Inc. and Affiliates and Wells Fargo Bank, National Association, as Administrative Agent, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.4	Amended and Restated Subsidiaries Guaranty by subsidiaries of infoUSA, Inc. named therein, dated as of February 14, 2006, incorporated herein by reference to the exhibits filed with our Current Report on Form 8-K, filed February 21, 2006
10.5	Form of Indemnification Agreement with Officers and Directors is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-1(File No. 33-51352), filed August 28, 1992
10.6	1992 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-8 (File No. 333-37865), filed October 14, 1997
10.7	1997 Stock Option Plan as amended is incorporated herein by reference to exhibits filed with our Registration Statement on Form S-8 (File No. 333-82933), filed July 15, 1999
10.8	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Edward Mallin, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed February 17, 2006
10.9	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Fred Vakili, incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed February 17, 2006
10.10	Severance Agreement dated February 13, 2006, between infoUSA Inc. and Stormy L. Dean, incorporated herein by reference to Exhibit 10.4 filed with our Current Report on Form 8-K, filed February 17, 2006
10.11	Standstill Agreement dated July 21, 2006 between Vinod Gupta and infoUSA Inc, incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K, filed July 25, 2006

Exhibit
No.	Description

10.12	First Amendment to Second Amended and Restated Credit Agreement, dated as of March 16, 2007, by and among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A. (f/k/a Citibank, F.S.B.), as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K, filed March 21, 2007
10.13	Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 16, 2007, by and among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A. (f/k/a Citibank, F.S.B.), as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed May 30, 2007
10.14	Deed of Trust and Security Agreement, dated as of May 23, 2007, by Ralston Building LLC to Commonwealth Land Title Insurance Company, as trustee, for the benefit of Suburban Capital Markets, Inc., incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, filed May 30, 2007
10.15	Deed of Trust and Security Agreement, dated as of May 23, 2007, by Papillion Building LLC to Commonwealth Land Title Insurance Company, as trustee, for the benefit of Suburban Capital Markets, Inc., incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed May 30, 2007
10.16	Fixed Rate Note of Ralston Building LLC to the order of Suburban Capital Markets, Inc., dated May 23, 2007, incorporated herein by reference to Exhibit 10.4 filed with our Current Report on Form 8-K, filed May 30, 2007
10.17	Fixed Rate Note of Papillion Building LLC to the order of Suburban Capital Markets, Inc., dated May 23, 2007, incorporated herein by reference to Exhibit 10.5 filed with our Current Report on Form 8-K, filed May 30, 2007
10.18	Guaranty, dated May 23, 2007, by infoUSA Inc. for the benefit of Suburban Capital Markets, Inc., with respect to Ralston Building LLC, incorporated herein by reference to Exhibit 10.6 filed with our Current Report on Form 8-K, filed May 30, 2007
10.19	Guaranty, dated May 23, 2007, by infoUSA Inc. for the benefit of Suburban Capital Markets, Inc., with respect to Papillion Building LLC, incorporated herein by reference to Exhibit 10.7 filed with our Current Report on Form 8-K, filed May 30, 2007
10.20	Net Lease, dated May 23, 2007, by and between Ralston Building LLC, as lessor, and infoUSA Inc., as lessee, incorporated herein by reference to Exhibit 10.8 filed with our Current Report on Form 8-K, filed May 30, 2007
10.21	Net Lease, dated May 23, 2007, by and between Papillion Building LLC, as lessor, and infoUSA Inc., as lessee, incorporated herein by reference to Exhibit 10.9 filed with our Current Report on Form 8-K, filed May 30, 2007
10.22	Agreement, dated July 20, 2007, between Vinod Gupta and infoUSA Inc., incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, filed July 26, 2007
10.23	Separation and Consulting Agreement, dated October 12, 2007, between infoUSA Inc. and Monica Messer, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed October 17, 2007
10.24	Third Amendment to the Second Amended and Restated Credit Agreement and Waiver of Default, dated March 26, 2008, among infoUSA Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed March 28, 2008
10.25	Fourth Amendment to the Second Amended and Restated Credit Agreement and Waiver of Default, dated June 27, 2008, among infoGROUP Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed July 3, 2008

Exhibit
No.		Description

10.26		Agreement, dated July 18, 2008, between Vinod Gupta and infoGROUP Inc., incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, filed July 23, 2008
10.27		Employment Agreement between infoGROUP Inc. and Thomas J. McCusker, dated December 23, 2008 incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed December 31, 2008
10.28		Employment Agreement between infoGROUP Inc. and Thomas Oberdorf, dated December 23, 2008 incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K/A, filed December 31, 2008
10.29		Employment Agreement between infoGROUP Inc. and Bill L. Fairfield, dated December 23, 2008 incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed December 31, 2008
10.30		Form of Restricted Stock Unit Agreement incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed December 23, 2008
10.31		infoGROUP Inc. Amended and Restated 2007 Omnibus Incentive Plan, incorporated herein by reference to Exhibit 10.5 filed with our Quarterly Report on Form 10-Q filed November 10, 2008
10.32		Voting Agreement, dated August 20, 2008, by and among the Company, the Special Litigation Committee and Vinod Gupta, incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K/A, filed August 22, 2008
10.33		Separation Agreement and General Release dated August 20, 2008, between Vinod Gupta and the Company, incorporated herein by reference to Exhibit 10.6 filed with our Current Report on Form 8-K/A, filed August 22, 2008
10.34		Stipulation of Settlement, dated as of August 20, 2008 by and among the Company, the Special Litigation Committee, the plaintiffs to the Derivative Litigation and the defendants to the Derivative Litigation, incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K/A, filed August 22, 2008
10.35		Amendment to Employment Agreement between infoGROUP Inc. and Bill L. Fairfield, dated December 24, 2009 incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed December 30, 2009
10.36		Fifth Amendment to the Second Amended and Restated Credit Agreement and Waiver of Default, dated March 23, 2009, among infoGROUP Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, filed April 1, 2009
**10	.37	Sixth Amendment to the Second Amended and Restated Credit Agreement and Waiver of Default, dated December 23, 2009, among infoGROUP Inc., the financial institutions a party thereto in the capacity of a Lender, LaSalle Bank National Association and Citibank, N.A., as syndication agents, Bank of America, N.A., as documentation agent, and Wells Fargo Bank, National Association, as sole lead arranger, sole book runner and administrative agent, incorporated herein by reference to Exhibit 10.1
**10	.38	Executive Agreement dated January 23, 2002, between Opinion Research Corporation and Gerard Miodus
**21	.1	Subsidiaries and Jurisdiction of Establishment
**23	.1	Consent of Independent Registered Public Accounting Firm
*31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32	.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

infoGROUP Inc.
(registrant)

By:	/s/ THOMAS OBERDORF
Thomas Oberdorf
Executive Vice President and Chief Financial Officer

Dated: April 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER SIBONI Roger Siboni	Chairman of the Board	April 29, 2010

/s/ BILL L. FAIRFIELD Bill L. Fairfield	Chief Executive Officer (principal executive officer)	April 29, 2010

/s/ THOMAS OBERDORF Thomas Oberdorf	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	April 29, 2010

/s/ GEORGE KRAUSS George Krauss	Director	April 29, 2010

/s/ GARY MORIN Gary Morin	Director	April 29, 2010

/s/ BERNARD W. REZNICEK Bernard W. Reznicek	Director	April 29, 2010

/s/ LEE D. ROBERTS Lee D. Roberts	Director	April 29, 2010

/s/ JOHN N. STAPLES III John N. Staples III	Director	April 29, 2010

/s/ THOMAS L. THOMAS Thomas L. Thomas	Director	April 29, 2010

/s/ CLIFTON T. WEATHERFORD Clifton T. Weatherford	Director	April 29, 2010