Form 10-Q
period 2010-03-31
infoGROUP Inc.
filed 2010-05-05
CIK 879437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
57,960,128 shares of Common Stock, $0.0025 par value per share, outstanding at April 30, 2010

infoGROUP Inc.

infoGROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
	(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$16,506	$5,784
Marketable securities	74	1,773
Trade accounts receivable, net of allowances of $1,600 and $1,404, respectively	43,086	61,947
List brokerage trade accounts receivable, net of allowances of $279 and $653, respectively	67,943	81,033
Unbilled services	9,163	8,487
Deferred income taxes	480	1,184
Prepaid expenses	10,911	8,702
Deferred marketing costs	1,052	742
Assets held for sale	1,132	1,457
Escrow, current	10,037	—

Total current assets	160,384	171,109

Property and equipment, net	48,747	50,285
Goodwill	346,451	346,265
Intangible assets, net	60,360	61,828
Other assets	3,694	3,736
Escrow, noncurrent	—	10,029

	$619,636	$643,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$70,066	$2,692
Accounts payable	10,967	18,500
List brokerage trade accounts payable	54,021	65,936
Accrued payroll expenses	25,398	31,767
Accrued expenses	12,526	11,370
Income taxes payable	1,145	3,751
Deferred revenue	60,197	62,582

Total current liabilities	234,320	196,598

Long-term debt, net of current portion	109,850	179,010
Deferred income taxes	7,086	5,774
Other liabilities	11,119	11,034
Stockholders’ equity:
Common stock, $.0025 par value. Authorized 295,000,000 shares; 57,945,128 shares issued and outstanding at March 31, 2010 and 57,714,865 shares issued and outstanding at December 31, 2009	145	144
Paid-in capital	154,557	151,529
Retained earnings	114,829	107,530
Note receivable — shareholder	(9,790)	(6,800)
Accumulated other comprehensive loss	(2,480)	(1,567)

Total stockholders’ equity	257,261	250,836

	$619,636	$643,252

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

infoGROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	THREE MONTHS ENDED
	March 31,
	2010	2009
	(UNAUDITED)

Net sales	$124,218	$127,537
Costs and expenses:
Cost of goods and services	46,394	46,989
Selling, general and administrative	57,433	70,136
Depreciation and amortization of operating assets	4,884	4,759
Amortization of intangible assets	3,169	2,934

Total operating costs and expenses	111,880	124,818

Operating income	12,338	2,719
Investment income (expense)	1,278	(2)
Other income (expense)	127	(625)
Interest expense	(1,763)	(3,246)

Other expense, net	(358)	(3,873)

Income (loss) before income taxes	11,980	(1,154)
Income tax expense (benefit)	4,668	(427)

Net income (loss) from continuing operations	7,312	(727)
Loss from discontinued operations, net of tax	(13)	(8,612)

Net income (loss)	$7,299	$(9,339)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.13	$(0.01)
Loss from discontinued operations	$—	$(0.15)

Net income (loss)	$0.13	$(0.16)

Basic weighted average shares outstanding	57,861	57,113

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.13	$(0.01)
Loss from discontinued operations	$—	$(0.15)

Net income (loss)	$0.13	$(0.16)

Diluted weighted average shares outstanding	58,247	57,113

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

infoGROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	THREE MONTHS ENDED
	March 31,
	2010	2009
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,299	$(9,339)
Net loss from discontinued operations	(13)	(8,612)

Net income (loss) from continuing operations	7,312	(727)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating assets	4,884	4,759
Amortization of intangible assets	3,169	2,934
Amortization of deferred financing fees	388	312
Deferred income taxes	2,585	(2,873)
Non-cash stock compensation expense (benefit)	(1,046)	428
Non-cash 401(k) contribution in common stock and other non-cash expense	754	821
(Gain) loss on sale of assets and marketable securities	(1,298)	29
Asset impairment charges	—	2,060
Changes in assets and liabilities:
Trade accounts receivable and unbilled services	17,860	13,302
List brokerage trade accounts receivable	13,090	10,137
Prepaid expenses and other assets	(2,227)	(3,999)
Deferred marketing costs	(310)	(82)
Accounts payable	(8,048)	(13,509)
List brokerage trade accounts payable	(11,915)	(9,937)
Income taxes receivable and payable, net	(4,612)	51,580
Accrued expenses and other liabilities	(4,995)	(2,442)
Deferred revenue	(1,994)	(1,536)

Net cash provided by operating activities — continuing operations	13,597	51,257
Net cash used in operating activities — discontinued operations	(21)	(34,531)

Net cash provided by operating activities	13,576	16,726

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	1,674	9
Proceeds from sale of property and equipment	322	776
Purchases of property and equipment	(1,398)	(1,659)
Software and database development costs and purchases of other intangibles	(3,494)	(1,900)

Net cash used in investing activities — continuing operations	(2,896)	(2,774)
Net cash provided by investing activities — discontinued operations	—	128,428

Net cash provided by (used in) investing activities	(2,896)	125,654

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(6,786)	(105,429)
Proceeds from long-term debt	5,000	4,000
Deferred financing costs paid	—	(1,085)
Tax benefit related to issuance of common stock	127	—
Proceeds from shareholder pursuant to stipulation of settlement	2,200	2,200

Net cash provided by (used in) financing activities — continuing operations	541	(100,314)
Effect of exchange rate fluctuations on cash and cash equivalents	(499)	(449)

Net increase in cash and cash equivalents	10,722	41,617
Cash and cash equivalents, beginning	5,784	4,691

Cash and cash equivalents, ending	$16,506	$46,308

Supplemental cash flow information:
Capital investments accrued but not yet paid	$546	$—

Interest paid	$1,430	$3,216

Income taxes paid	$6,478	$981

Increase in shareholder receivable	$5,190	$—

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
     This financial data should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2009 included in the Company’s 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2010. Results for the interim periods presented are not necessarily indicative of results to be expected for the entire year.
     Reclassification
     Certain reclassifications have been made to conform prior year data to the current year presentation in the Condensed Consolidated Statement of Cash Flows within the operating activities section for comparative purposes.
     Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board, (the “FASB”) issued guidance that affects the requirements of consolidation accounting for variable interest entities and for qualifying special purpose entities. It requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling interest in a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. We adopted this guidance beginning on January 1, 2010, and noted that there was no material impact on our Consolidated Financial Statements.
     In June 2009, the FASB issued guidance effective for financial asset transfers that occur in fiscal years beginning after November 15, 2009. We adopted this guidance beginning on January 1, 2010, and noted that there was no material impact on our Consolidated Financial Statements.
     The FASB updated previous guidance issued to require enhanced disclosures on fair value measurements. We adopted this guidance beginning on January 1, 2010 and have included the required disclosures in Note 10 of the Notes of the Condensed Consolidated Financial Statements.
2. PLANNED MERGER
     On March 8, 2010, we announced that the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omaha Holdco Inc., a Delaware corporation (“Parent”), and Omaha Acquisition Inc., a Delaware corporation (“Acquisition Sub”), providing for the merger of Acquisition Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Acquisition Sub are affiliates of CCMP Capital Advisors, LLC. If the Merger is completed, the Common Stock of the Company will be delisted from the NASDAQ and deregistered under the Exchange Act, and we will no longer file periodic reports with the SEC on account of the Common Stock.

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
3. EARNINGS (LOSS) PER SHARE INFORMATION
     The following table shows the amounts used in computing earnings (loss) per share and the weighted average number of shares of dilutive common stock.

	Three Months Ended
	March 31,
	(in thousands)
	2010	2009
Weighted average number of shares used in basic earnings (loss) per share	57,861	57,113
Dilutive effect of stock options and restricted stock units	386	—

Weighted average number of shares outstanding used in diluted earnings (loss) per share	58,247	57,113

     Shares not included in the computation of diluted earnings (loss) per share, as they would be anti-dilutive, were 588,908 for the three months ended March 31, 2009.
4. DISCONTINUED OPERATIONS
Macro Divestiture
     During the first quarter of 2009, the Company divested a subsidiary, Macro International, Inc. (“Macro”), to ICF International Inc. (“ICF”) for proceeds of approximately $155.0 million, resulting in a pre-tax gain of $25.2 million ($9.8 million loss after tax). The divestiture resulted in a pre-tax gain of $28.1 million ($9.3 million loss after tax) for the fiscal year 2009. Accordingly, the Company reflects the results of this business as discontinued operations for all periods presented. Macro was part of the Marketing Research Group segment.
     An indemnity escrow for $10.0 million of the proceeds was created to cover certain stipulated scenarios that could potentially cause financial damages to the purchaser for which the Company would be liable. This escrow is recorded as a current asset as of March 31, 2010 as it is due to the Company within one year. The Company is not aware of any items that could cause it to not receive the $10.0 million from escrow.
     The effective tax rate for discontinued operations in 2009 is significantly higher than the statutory rate due to nondeductible goodwill related to the Macro sale. The remaining income taxes payable related to the Macro transaction, $5.7 million, were paid during the first quarter of 2010.

5. ASSETS HELD FOR SALE
     Assets held for sale as of March 31, 2010 were $1.1 million compared to $1.5 million as of December 31, 2009. The remaining asset held for sale as of March 31, 2010 consists of land that the Company is currently in negotiations to sell and anticipates will be sold within the next twelve months. During the three months ended March 31, 2010, the Company sold a time-share for proceeds of $0.3 million, resulting in an immaterial pre-tax loss. During the three months ended March 31, 2009, the Company sold its fractional interest in an aircraft for proceeds of $0.8 million, resulting in an immaterial pre-tax loss. The Company did not record any impairments during the three months ended March 31, 2010; however, during the three months ended March 31, 2009, the Company recorded an impairment of $0.1 million to reflect the fair market value of its fractional interest in an aircraft which was subsequently sold.
6. SEGMENT INFORMATION
     The Company reports results in three operating segments: the Data Group, the Services Group and the Marketing Research Group. The Company reports administrative functions in Corporate Activities. These segments have been determined based on the information provided to the Company’s chief operating decision-maker for purposes of making decisions about allocating resources and assessing performance. Net sales generated between segments are not material.
     The Data Group provides our proprietary databases and database marketing solutions, and principally engages in the selling of sales lead generation products to small- and medium-sized companies, small office and home office businesses and individual consumers. Customers purchase our information as custom lists or on a subscription basis primarily through the Internet. The Data Group includes the compilation and verification costs of our proprietary databases, and corporate technology.
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
     Corporate Activities includes administrative functions of the Company and other income (expense), including interest expense, investment income (expense) and other identified gains (losses) which are not identifiable to the operations of the Company’s operating segments.
     The following table summarizes segment information. The table excludes total assets since the Company does not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment:

	For the Three Months Ended March 31, 2010
			Marketing		Condensed
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)

Net sales	$63,966	$35,838	$24,414	$—	$124,218
Operating income (loss)	17,538	4,513	(39)	(9,674)	12,338
Investment income	—	—	—	1,278	1,278
Interest expense	—	—	—	(1,763)	(1,763)
Other income	—	—	—	127	127

Income (loss) before income taxes	$17,538	$4,513	$(39)	$(10,032)	$11,980

	For the Three Months Ended March 31, 2009
			Marketing		Condensed
	Data	Services	Research	Corporate	Consolidated
	Group	Group	Group	Activities	Total
	(In thousands)
Net sales	$67,276	$35,752	$24,509	$—	$127,537
Operating income (loss)	12,917	5,042	(164)	(15,076)	2,719
Investment expense	—	—	—	(2)	(2)
Interest expense	—	—	—	(3,246)	(3,246)
Other expense	—	—	—	(625)	(625)

Income (loss) before income taxes	$12,917	$5,042	$(164)	$(18,949)	$(1,154)

     The following table summarizes our net sales by geographic region:

	For the Three Months Ended
	March 31,	March 31,
	2010	2009
	(In thousands)

Domestic	$107,631	$111,754
Foreign	16,587	15,783

Total	$124,218	$127,537

Percentage of foreign net sales to total net sales	13%	12%
7. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss), including the components of other comprehensive loss, are as follows:

	For the Three
	Months Ended
	March 31,	March 31,
	2010	2009
	(In thousands)
Net income (loss)	$7,299	$(9,339)
Other comprehensive loss:
Unrealized gain (loss) from investments:
Unrealized gains (losses)[1]	(1,348)	11
Related tax benefit (expense)	485	(4)

Net	(863)	7

Foreign currency translation adjustments:
Unrealized gains (losses)	226	(416)
Related tax expense	(282)	(10)

Net	(56)	(426)

Unrealized gain from pension plan:
Unrealized gains	25	27
Related tax expense	(9)	(10)

Net	16	17

Unrealized loss from derivative financial instruments:
Unrealized losses	(16)	(14)
Related tax benefit	6	5

Net	(10)	(9)

Total other comprehensive loss	(913)	(411)

Comprehensive income (loss)	$6,386	$(9,750)

[1]	Recognition of $1.3 million of realized gains related to the sale of marketable securities during the first quarter of 2010.

     The components of accumulated other comprehensive loss are as follows:

				Unrealized
		Foreign	Unrealized	Gain From	Accumulated
	Unrealized	Currency	Gain	Derivative	Other
	Loss from	Translation	From	Financial	Comprehensive
	Pension Plan	Adjustments	Investments	Instruments	Loss
	(In thousands)
Balance at March 31, 2010	$(1,208)	$(1,629)	$32	$325	$(2,480)

Balance at December 31, 2009	$(1,224)	$(1,573)	$895	$335	$(1,567)

8. SHARE – BASED PAYMENT ARRANGEMENTS
     Share-based payment programs include both the issuance of stock options, and the issuance of restricted stock units (RSU). Stock options and RSUs have been granted to employees and directors under the stockholder approved 1997 Stock Option Plan and the stockholder approved amended and restated 2007 Omnibus Incentive Plan. The Company granted 59,663 restricted stock units (to its Directors as normal compensation) under the 2007 Omnibus Incentive Plan during the three-month period ended March 31, 2010, granted 122,970 restricted stock units during the three-month period ended March 31, 2009 and granted no stock options during the three-month periods ended March 31, 2010 and 2009. Historically, the Company has issued stock option grants that either: 1) vest over an eight-year period, expire ten years from date of grant and are granted at 125% of the stock’s fair market value on the date of grant, or 2) that expire five years from the date of grant, vest over a four-year period at 25% per year and are granted at 100% of the stock’s fair market value on the date of grant. RSUs granted to members of the Board of Directors vest on a pro-rata basis, 100% vested one year from the date of issuance, and RSUs granted to employees primarily vest in four equal annual installments beginning one year from the date of issuance.
     The Company applies the Black-Scholes valuation model in determining the fair value of stock option grants to employees and directors, which is then recognized as expense over the requisite service period. Expense is based on the fair value of stock on the date of grant and is amortized over the vesting period. Compensation expense is recognized only for those options and restricted stock units expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. During the first quarter of 2010, the Company reversed approximately $1.4 million in stock-based compensation related to stock-based compensation previously recorded for unvested awards that were forfeited by the Company’s former Director, Mr. Gupta, as of March 8, 2010 when he resigned from the Board. Net stock-based compensation expense was a credit of ($1.0) million and $0.4 million for the quarters ended March 31, 2010 and March 31, 2009, respectively, on income before income taxes, and is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations. Related income tax benefits (expense) recognized in earnings were ($0.4) million and $0.2 million for the quarters ended March 31, 2010 and March 31, 2009, respectively.

The following table summarizes stock option plan activity for the three months ended March 31, 2010:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Option	Exercise	Contractual	Value at
	Shares	Price	Term (Years)	March 31, 2010
				(In thousands)

Outstanding at December 31, 2009	565,000	$12.07
Granted	—	—
Exercised	—	—
Forfeited or expired	(312,501)	11.81

Outstanding at March 31, 2010	252,499	12.39	0.42	$23

Options exercisable at March 31, 2010	246,499	$12.34	0.33	$23
     As of March 31, 2010, the total unrecognized compensation cost related to nonvested stock option awards is immaterial.
The following table summarizes RSU activity for the three months ended March 31, 2010:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value at
	RSUs	Fair Value	Term (Years)	March 31, 2010
				(In thousands)

Outstanding at December 31, 2009	684,026	$4.28
Granted	59,663	8.29
Vested / issued	106,357	4.77
Forfeited or expired	(47,324)	5.07

Outstanding at March 31, 2010	590,008	4.53	2.54	$4,602

     As of March 31, 2010, the total unrecognized compensation cost related to nonvested RSU grants was approximately $2.3 million, which is expected to be recognized over a remaining weighted average period of 1.27 years.
     As of March 31, 2010, 3.9 million shares were available for additional option grants and RSU grants.
9. RESTRUCTURING CHARGES
     During the three months ended March 31, 2010, the Company recorded restructuring charges of $3.0 million, which are included within selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. This included $1.9 million of involuntary employee separation costs for a reduction in workforce of 107 employees, as a part of the Company’s continuing strategy to reduce costs and focus on core operations, and $1.1 million in facility strategic consolidation costs.
     During the three months ended March 31, 2009, the Company recorded restructuring charges of $2.6 million, which are included within selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. This included $1.9 million of involuntary employee separation costs for a reduction in workforce of 136 employees, as a part of the Company’s continuing strategy to reduce costs and focus on core operations, and $0.7 million in facility strategic consolidation costs.

The following table summarizes activity related to the restructuring charges recorded by the Company for the three months ended March 31, 2010, including both the restructuring accrual balances and those costs expensed and paid within the same period:

	December 31,			March 31,
	2009			2010
	Beginning	Amounts	Amounts	Ending
	Accrual	Expensed	Paid	Accrual
	(In thousands)
Data Group:
Employee separation costs	$1,498	$1,482	$793	$2,187

Contract termination costs	$645	$321	$172	$794

Services Group:
Employee separation costs	$820	$294	$264	$850

Contract termination costs	$1,095	$745	$146	$1,694

Research Group:
Employee separation costs	$462	$77	$289	$250

Contract termination costs	$1,943	$16	$172	$1,787

Corporate Activities:
Employee separation costs	$735	$82	$239	$578

Total:
Employee separation costs	$3,515	$1,935	$1,585	$3,865

Contract termination costs	$3,683	$1,082	$490	$4,275

10. FAIR VALUE MEASUREMENTS
     The Company follows fair value measurement guidance that establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following methods and assumptions were used to estimate the fair value of each class of such assets:
     Cash and cash equivalents. The carrying amounts approximate fair value due to the short maturity of those instruments.
     Marketable securities. The fair values of equity investments based on quoted market prices at the reporting date for those or similar investments. Our marketable securities consist of two equity securities that are publicly traded securities. There were no other-than-temporary impairment charges related to marketable securities for the quarter ended March 31, 2010; however, there were other-than-temporary impairment charges related to marketable securities for the quarter ended March 31, 2009 of $0.6 million. During the first quarter of 2010, the Company sold shares of its marketable securities and recorded a realized gain of $1.3 million.
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
     The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments which are measured on a recurring basis at March 31, 2010. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts shown in the following table are included in the Condensed Consolidated Balance Sheets under the indicated captions.

	Fair Value at March 31, 2010 Using
		Quoted	Significant
		Prices in	Other
	Carrying	Active	Observable
	Amount at	Markets	Inputs
	March 31, 2010	(Level 1)	(Level 2)

Financial assets:
Cash and cash equivalents	$16,506	$16,506
Marketable securities	$72	$72
Other assets — non-marketable investment securities	$18		$18
Financial liabilities:
Mortgage notes	$41,125		$45,618
Other long-term debt, including current portion	$138,791	$138,791
     The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include certain noncurrent investments, fixed assets, goodwill, and other intangible assets. No losses were recorded on any of the Company’s assets or liabilities measured at fair value on a non-recurring basis for the three months ended March 31, 2010.
11. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

	March 31, 2010			December 31, 2009
	(in thousands)
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Goodwill	$346,451	$—	$346,451	$346,265	$—	$346,265

Other intangible assets:
Non-compete agreements	16,742	15,227	1,515	16,734	15,023	1,711
Core technology	15,184	15,184	—	15,152	15,152	—
Customer base	59,215	35,690	23,525	59,092	34,037	25,055
Trade names	30,676	17,892	12,784	30,640	16,497	14,143
Purchased data processing software	73,478	73,478	—	73,478	73,478	—
Acquired database costs	87,971	87,971	—	87,971	87,971	—
Perpetual software license agreements	8,107	8,010	97	8,000	8,000	—
Software and database development costs	41,484	21,579	19,905	37,984	19,986	17,998
Deferred financing costs	15,574	13,040	2,534	15,574	12,653	2,921

Total other intangible assets	348,431	288,071	60,360	344,625	282,797	61,828

Total goodwill and other intangible assets	$694,882	$288,071	$406,811	$690,890	$282,797	$408,093

     The weighted average remaining amortization periods for the other intangible assets as of March 31, 2010 were: non-compete agreements (1.9 years), customer base (3.4 years), trade names (2.4 years), perpetual software license agreement (2.5 years), software and database development costs (2.4 years) and deferred financing costs (1.6 years). The weighted average remaining amortization period as of March 31, 2010 for all intangible assets in total was 2.6 years.

     Goodwill increased from $346.3 million at December 31, 2009 to $346.5 million at March 31, 2010 due to foreign currency translation adjustments recognized during the quarter.
     The Company recorded an additional $0.9 million in amortization during the first quarter of 2010 for the accelerated useful life of one of our tradenames from twelve years to one year as the Company is phasing-out the tradename.
     The Company recorded no impairments for intangible assets for the three months ended March 31, 2010. The Company recorded impairments within selling, general and administrative expenses within the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009 for intangible assets of $0.9 million ($0.4 million for expresscopy.com and $0.5 million for software development costs for projects no longer being pursued).
12. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)

Property and equipment	$200,204	$199,355
Less accumulated depreciation	151,457	149,070

	$48,747	$50,285

     The company recorded no impairments for the three months ended March 31, 2010 for property and equipment. The Company recorded an impairment for the three months ended March 31, 2009 for property and equipment for expresscopy.com of $0.5 million within selling, general and administrative expenses within the Condensed Consolidated Statement of Operations.
13. RELATED PARTY TRANSACTIONS
     As reported on the Company’s Form 8-K filed March 11, 2010, Mr. Vinod Gupta resigned from the Company’s Board of Directors effective as of March 8, 2010. See Note 8 and Note 14, respectively, of the Condensed Consolidated Financial Statements for a discussion of the stock awards forfeited by Mr. Gupta upon his resignation and for a discussion of the amounts owed to the Company by Mr. Gupta as a result of his settlement with the SEC.
     During the first quarter of 2009, Everest Inc. (f/k/a Vinod Gupta & Company, f/k/a Annapurna Corporation), Everest Investment Management LLC and Everest Capital Partners, Inc. rented office space in a building owned by the Company. Everest Inc., Everest Investment Management LLC and Everest Capital Partners, Inc. are owned by Mr. Gupta and his three sons. The reimbursements received by the Company from Everest Inc., Everest Investment Management LLC and Everest Capital Partners, Inc. for rental of office space totaled $5 thousand during the first quarter of 2009. The use of the Company office space by Everest Inc., Everest Investment Management LLC and Everest Capital Partners, Inc. was terminated in April 2009.
14. COMMITMENTS AND CONTINGENCIES
     The Company filed a Form 8-K dated March 16, 2010, announcing that the SEC had entered an administrative Order concluding its investigation of the Company as of March 15, 2010. The terms of the Order are consistent with the Company’s October 20, 2009 announcement filed on Form 8-K dated October 20, 2009, that it had reached an agreement in principle with the Denver Regional Office of the SEC to resolve these matters. The Company will not pay any financial penalty. Under the Order, the Company, without admitting or denying liability, agreed it will not in the future violate Sections 13(a), 13(b) and 14(a) of the Securities Act of 1934 and related rules requiring that periodic filings be accurate, that accurate books and records and a system of internal accounting controls be maintained and that solicitation of proxies comply with the securities laws.
     Pursuant to a Final Judgment as to Mr. Gupta, the Company’s former CEO, entered by the Federal District Court for the District of Nebraska on March 17, 2010, Mr. Gupta is required to pay to the Company an additional $4.1 million together with interest of $1.1 million for a total of $5.2 million (plus post-judgment interest). The funds are to be paid to the Company (i) as soon as legally permissible after a public announcement of any sale of the Company, or (ii) no more than 45 days after the sale of the Company is completed and consideration from the purchaser is received by the shareholders, whichever occurs first. Under any circumstances, the funds are due no later than 360 days from the final date of the judgment. This receivable was recorded within stockholder’s equity as an increase to our note receivable-shareholder on the Condensed Consolidated Balance Sheet. The corresponding contribution was reduced by $1.5 million for federal and state income taxes, which was recorded within paid-in capital on the Condensed Consolidated Balance Sheet.
     Pursuant to the Stipulation of Settlement entered into on August 20, 2008 in connection with shareholder derivative litigation commenced in 2006, Mr. Gupta has agreed to pay the Company $9.0 million incrementally over four years. This receivable was recorded within stockholder’s equity as a note receivable-shareholder on the Condensed Consolidated Balance Sheet. The corresponding contribution was reduced by $2.5 million for federal and state income taxes, which was recorded within paid-in capital on the Condensed Consolidated Balance Sheet. Mr. Gupta paid the Company $2.2 million on January 6, 2009 and $2.2 million on January 8, 2010. Payments are due from Mr. Gupta as follows; $2.2 million in January 2011, $1.2 million in January 2012 and $1.2 million in January 2013.
     The Company filed a Form 8-K dated March 16, 2010, with a press release attached as an exhibit, announcing that the SEC filed suits on March 15, 2010 in federal court in Omaha against Mr. Gupta, Vasant Raval, a former director of the Company, and Stormy Dean and Raj Das, former Company officers, based on various alleged violations of the securities laws. Mr. Gupta and Mr. Raval entered into Final Judgments to resolve the suits against them (see discussion of Mr. Gupta’s Final Judgment above). The Company may have obligations to advance legal fees and may have obligations to indemnify Mr. Dean and Mr. Das for their expenses in connection with the SEC’s lawsuits against them.
     Beginning on or around March 9, 2010, three putative class action lawsuits were filed in the District Court of Douglas County, State of Nebraska: The Pennsylvania Avenue Funds v. InfoGROUP Inc., et al., Doc. 1104 No. 822 (filed on or around March 9, 2010); Gary Sappenfield v. Infogroup Inc., et al., Doc. 1105 No. 146 (filed on or around March 16, 2010); Ronald E. Kistner v. Infogroup Inc. et al., Doc. 1105 No. 189 (filed on or around March 17, 2010). In each of these lawsuits, the plaintiff alleges that it is a shareholder of the Company and purports to bring the lawsuit as a class action on behalf of itself and all other shareholders of the Company. Each lawsuit names as defendants the Company, Vinod Gupta, Bill L. Fairfield, Roger S. Siboni, George H. Krauss, Gary E. Morin, Bernard W. Reznicek, Lee D. Roberts, John N. Staples III, Thomas L. Thomas, Clifton T. Weatherford, and CCMP Capital Advisors, LLC. The complaint in each of the lawsuits alleges, among other things, that the individual defendants breached their fiduciary duties by attempting to complete the sale of the Company to CCMP Capital Advisors, LLC through an unfair process and at an unfair price, and that the Company and CCMP Capital Advisors, LLC aided and abetted the alleged breaches of fiduciary duty. Among other relief, the lawsuits seek to enjoin the proposed sale, and seek recovery of the costs of the action, including reasonable attorneys’ fees.
     On or around March 11, 2010, a lawsuit titled New Jersey Carpenters Pension Fund v. InfoGROUP, Inc., et al., Case No. 5334, was filed in the Court of Chancery of the State of Delaware, naming as defendants the Company, Vinod Gupta, Bill L. Fairfield, Roger S. Siboni, George H. Krauss, Gary E. Morin, Bernard W. Reznicek, Lee D. Roberts, John N. Staples III, Thomas L. Thomas, Clifton T. Weatherford, CCMP Capital Advisors, LLC, Omaha Holdco Inc. and Omaha Acquisition Inc. The plaintiff alleges that it is a shareholder of the Company and purports to bring this lawsuit as a class action on behalf of itself and all other shareholders of the Company. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties by attempting to complete the sale of the Company to CCMP Capital Advisors, LLC through an unfair process and at an unfair price, and that CCMP Capital Advisors, LLC, Omaha Holdco Inc. and Omaha Acquisition Inc. aided and abetted the alleged breaches of fiduciary duty. Among other relief, the lawsuit seeks to enjoin the proposed sale, and seeks compensatory damages of an undetermined amount and recovery of the costs of the action, including reasonable attorneys’ fees.
     The Company believes the complaints are without merit, and intends to defend the actions vigorously.
     The Company is subject to legal claims and assertions in the ordinary course of business. Although the outcomes of any other lawsuits and claims are uncertain, the Company does not believe that, individually or in the aggregate, any such lawsuits or claims will have a material effect on its business, financial condition and results of operations or liquidity.

15. FINANCING ARRANGEMENTS
     At March 31, 2010, the term loan of the Senior Secured Credit Facility entered into on February 14, 2006 (as amended, the “2006 Credit Facility”), due February 2012, had a balance of $70.1 million, bearing an average interest rate of 2.05%. The revolving line of credit had a current balance of $67.5 million, bearing an interest rate of 2.29%, and $106.1 million was available under the revolving line of credit which is due February 2011. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility. At March 31, 2010, the mortgage loan for the Papillion and Ralston facilities, due June 2017, had a balance of $41.1 million. During the quarter ended March 31, 2010, debt was reduced by $1.8 million.
     On March 27, 2009, as a result of the purchase agreement between the Company and ICF regarding the sale of Macro as described in Note 4 of the Notes to the Condensed Consolidated Financial Statements), the Company and the lenders to the 2006 Credit Facility entered into a Fifth Amendment (the “Fifth Amendment”) to the 2006 Credit Facility (as amended by the Third Amendment, Fourth Amendment and the Fifth Amendment, the “Amended 2006 Credit Facility”), which, among other things: (1) consented to the sale of Macro to ICF; and (2) governed the application of proceeds from the sale of Macro. The Fifth Amendment did not change the terms of the credit agreement. The Fifth Amendment became effective contemporaneously with the closing of the Macro transaction on March 31, 2009.
     On December 23, 2009, the Company and the lenders to the 2006 Credit Facility entered into a Sixth Amendment which modified the determination of the Company’s consolidated net worth covenant by excluding, in certain circumstances, non-cash impairment charges related to goodwill, intangible assets and/or long-lived assets.
     The Company was in compliance with all restrictive covenants of the Amended 2006 Credit Facility as of March 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion and analysis contains forward-looking statements, including without limitation statements in the discussion of comparative results of operations, accounting standards and liquidity and capital resources, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, which are subject to the “safe harbor” created by those sections. In some cases these forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Our actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from our recent results or those projected in the forward-looking statements are described below under the heading “Risk Factors” in Item 1A of Part II of this Form 10-Q and in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We assume no obligation to update the forward-looking statements or such factors. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.
General
Planned Merger
     On March 8, 2010, we announced that the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omaha Holdco Inc., a Delaware corporation (“Parent”), and Omaha Acquisition Inc., a Delaware corporation (“Acquisition Sub”), providing for the merger of Acquisition Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Acquisition Sub are affiliates of CCMP Capital Advisors, LLC. If the Merger is completed, the Common Stock of the Company will be delisted from the NASDAQ and deregistered under the Exchange Act, and we will no longer file periodic reports with the SEC on account of the Common Stock.
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
Overview
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
Key Strategic Initiatives for 2010
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
     On the international front, in 2010 we are reenergizing our efforts on our international opportunities. This is currently 13% of our net sales, and we will concentrate on strengthening our foothold in the regions we already serve and determine new markets in which to expand. In 2010, we will continue to create strategic alliances with leading partners to extend our reach and leverage our resources and add value to new and existing clients.
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
Growth Strategy
     Our primary growth strategy is to improve organic growth by focusing in three core areas: leveraging our world leading proprietary data; generating new net sales from new products and services, particularly in the area of integrated digital marketing channels; and improving our go-to-market strategy by better organizing around customers and their needs.
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
     In addition to these efforts, we will continue to look to international markets for strategic growth opportunities and will continue to enhance our international databases. Our first focus will be on expanding our capabilities in those countries in which we already operate, such as Canada, the UK, Australia, India, Malaysia, Singapore and greater China, including Hong Kong.
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
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Net sales	100%	100%
Costs and expenses:
Cost of goods and services	37	37
Selling, general and administrative	46	55
Depreciation and amortization of operating assets	4	4
Amortization of intangible assets	3	2

Total operating costs and expenses	90	98

Operating income	10	2
Other expense, net	—	(3)

Income (loss) before income taxes	10	(1)
Income tax expense	4	—

Net income (loss) from continuing operations	6	(1)

Loss from discontinued operations, net of tax	—	(6)

Net income (loss)	6%	(7)%

OTHER DATA:

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
SALES BY SEGMENT:
Data Group	$63,966	$67,276
Services Group	35,838	35,752
Marketing Research Group	24,414	24,509

Total	$124,218	$127,537

SALES BY SEGMENT AS A PERCENTAGE OF NET SALES:
Data Group	51%	53%
Services Group	29	28
Marketing Research Group	20	19

Total	100%	100%

Net sales
     Net sales for the quarter ended March 31, 2010 were $124.2 million, a decrease of 3% from $127.5 million for the same period in 2009. Year over year, the Company experienced a slight decline in sales for the period as a result of continued impacts from the weakened economy and decreases in customer demand. Net sales decreased year over year by approximately 4% on a currency neutral basis. The Company expects to grow our net sales from a combination of new product launches, a focus on organic growth, and increasing customer demand.
     Net sales for the Data Group for the quarter ended March 31, 2010 were $64.0 million, a 5% decrease from $67.3 million for same period in 2009. The Data Group provides our proprietary databases and database marketing solutions, and principally engages in the selling of sales lead generation products to small, medium, and large enterprise companies, small office and home office businesses and individual consumers. Customers purchase our information as custom lists or on a subscription basis primarily through the Internet. Sales of subscription-based products require us to recognize net sales over the subscription period instead of at the time of sale. This segment also includes the licensing of our databases to value-added resellers. The primary decrease experienced for the period in 2010 when compared to 2009 is due to a decrease in demand in our book business and a decrease in customer retention from our small business customers as they are experiencing financial pressures. In addition, our competitors have continued to be aggressive in pricing which has forced lower pricing from us resulting in fewer revenue dollars for the Data Group. Partially offsetting the decline in sales is an increase in royalties from our licensing customers experienced during the period.
     Net sales for the Services Group for the quarter ended March 31, 2010 were $35.8 million, flat from $35.8 million for the same period in 2009. The Services Group provides e-mail marketing solutions, list brokerage and list management services and online interactive marketing services to large companies primarily in the United States. Services Group net sales were comparable to the same period in the prior year as lower volumes in mailings for list brokerage and list management customers were offset by increases in our digital business.
     Net sales for the Marketing Research Group for the quarter ended March 31, 2010 were $24.4 million, a minimal decrease from $24.5 million for same period in 2009. The Marketing Research Group provides diversified market and business research. The decrease in period over period was experienced in our domestic business which was offset by international growth. On a currency neutral basis, net sales declined by 6% year over year. The decrease was offset by an increase in Marketing Research Group net sales that was related to the change in foreign currency exchange rates, mainly for our operations in Australia of $1.3 million. For the quarter ended March 31, 2010 compared to the same period of the prior year, the Australian Dollar increased 9%.
Cost of goods and services
     Cost of goods and services for the quarter ended March 31, 2010 were $46.4 million, or 37% of net sales, compared to $47.0 million, or 37% for the same time period in 2009. Decreases in costs of goods and services is primarily driven by an overall decrease in sales offset by costs that are fixed in nature and do not correlate directly with the change in net sales.
     Cost of goods and services for the Data Group for the quarter ended March 31, 2010 were $19.0 million, or 30% of net sales, compared to $20.7 million, or 31% of net sales for same period in 2009. The decrease in cost of goods and services is due to the decrease in net sales and a decrease in our fixed database compilation and product development costs.
     Cost of goods and services for the Services Group for the quarter ended March 31, 2010 were $11.5 million, or 32% of net sales, compared to $9.8 million, or 27% of net sales for same period in 2009. Costs as a percentage of sales increased year over year, which is primarily due to additional headcount in the digital business year over year. Cost of goods and services for the Services Group is primarily fixed, with the exception of the e-mail and cellular text marketing businesses, due to the nature of the list brokerage business.
     Cost of goods and services for the Marketing Research Group for the quarter ended March 31, 2010 were $15.3 million, or 63% of net sales, compared to $15.6 million, or 63% of net sales for same period in 2009. Cost fluctuations are related to the slight decrease in net sales, offset slightly by increased costs incurred related to specific tailored marketing programs developed to increase net sales.
     Cost of goods and services for Corporate Activities for the quarter ended March 31, 2010 were $0.7 million, compared to $1.0 million for same period in 2009. Total cost of goods and services for Corporate Activities includes costs related to services to support the Company’s network administration, help desk functions and system personnel and support fees for accounting and finance.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the quarter ended March 31, 2010 were $57.4 million, or 46% of net sales, compared to $70.1 million, or 55% of net sales for same period in 2009, a decrease of $12.7 million. Selling, general and administrative expenses decreased from the same period in the prior year by $8.3 million due to the continued realization of cost savings initiatives and to the reduction of restructuring, non-recurring and non-cash charges of $4.4 million during the period compared to the same period in the prior year.
     Included within the first quarter of 2010 was $2.0 million of merger-related expenses. SEC litigation costs decreased from $3.8 million in the first quarter of 2009 to $0.2 million in the first quarter of 2010. Restructuring costs (including employee separation and contract termination costs) were $3.0 million for the quarter ended March 31, 2010 compared to $2.6 million for the prior period. Offsetting expenses in 2010 was a benefit of $1.4 million recognized for the reversal of stock compensation expenses for stock awards forfeited during the quarter.
     Selling, general and administrative expenses for the Data Group for the quarter ended March 31, 2010 were $24.0 million, or 38% of net sales, compared to $30.0 million, or 45% of net sales for same period in 2009. Offsetting cost savings initiatives was continued strategic business alignment resulting in additional restructuring costs during the period of $1.8 million, primarily severance related, compared to restructuring costs of $1.2 million in the same period of the prior year. Impairments recorded in the first quarter of 2009 were $1.3 million while impairments during the first quarter of 2010 were immaterial.
     Selling, general and administrative expenses for the Services Group for the quarter ended March 31, 2010 were $18.0 million, or 50% of net sales, compared to $19.0 million, or 53% of net sales for same period in 2009. Offsetting cost savings initiatives was continued strategic business alignment resulting in additional restructuring costs during the period of $1.0 million, primarily severance related, compared to restructuring costs of $0.9 million in the same period of the prior year.
     Selling, general and administrative expenses for the Marketing Research Group for the quarter ended March 31, 2010 were $6.9 million, or 28% of net sales, compared to $7.8 million, or 32% of net sales for same period in 2009. Restructuring costs were immaterial in the first quarter of 2010 compared to $0.6 million in the same period of the prior year.
     Selling, general and administrative expenses for Corporate Activities for the quarter ended March 31, 2010 were $8.5 million compared to $13.3 million for same period in 2009. The decrease is due to the following: a decrease in SEC investigation and merger-related costs of $1.6 million, and realization of cost savings during the first quarter of 2010. Additionally, during the first quarter of 2010, the Company reversed approximately $1.4 million in stock-based compensation previously recorded for unvested awards that were forfeited by the Company’s former Director, Mr. Gupta, as of March 8, 2010 when he resigned from the Board.
Depreciation expense
     Depreciation expense for quarter ended March 31, 2010 totaled $4.9 million, or 4% of net sales, compared to $4.8 million, or 4% of net sales for same period in 2009.
     Depreciation expense for the Data Group for the quarter ended March 31, 2010 was $2.7 million, or 4% of net sales, compared to $2.4 million, or 4% of net sales for same period in 2009.

     Depreciation expense for the Services Group for the quarter ended March 31, 2010 was $1.2 million, or 3% of net sales compared to $1.1 million, or 3% of net sales for same period in 2009.
     Depreciation expense for the Marketing Research Group for the quarter ended March 31, 2010 was $0.5 million, or 2% of net sales compared to $0.5 million, or 2% of net sales for same period in 2009.
     Depreciation expense for Corporate Activities for the quarter ended March 31, 2010 was $0.5 million, compared to $0.8 million for same period in 2009.
Amortization expense
     Amortization expense for the quarter ended March 31, 2010 totaled $3.2 million, or 3% of net sales, compared to $2.9 million, or 2% of net sales for same period in 2009. Included within the expense for the first quarter of 2010 is $0.9 million related to accelerated amortization of a tradename within the Marketing Research Group.
     Amortization expense for the Data Group for the quarter ended March 31, 2010 was $0.8 million, or 1% of net sales, compared to $1.2 million, or 2% of net sales for same period in 2009.
     Amortization expense for the Services Group for the quarter ended March 31, 2010 was $0.6 million, or 2% of net sales, compared to $0.9 million, or 2% of net sales for same period in 2009.
     Amortization expense for the Marketing Research Group for the quarter ended March 31, 2010 was $1.8 million, or 7% of net sales, compared to $0.8 million, or 3% of net sales for same period in 2009. The increase is due to $0.9 million related to accelerated amortization of a tradename during 2010.
Operating income (loss)
     As a result of the factors previously described, the Company had operating income of $12.3 million, or 10% of net sales, for the quarter ended March 31, 2010 compared to operating income of $2.7 million, or 2% of net sales for same period in 2009.
     Operating income for the Data Group for the quarter ended March 31, 2010 was $17.5 million, or 27% of net sales, as compared to $12.9 million, or 19% of net sales for same period in 2009.
     Operating income for the Services Group for the quarter ended March 31, 2010 was $4.5 million, or 13% of net sales, as compared to $5.0 million, or 14% of net sales for same period in 2009.
     Operating loss for the Marketing Research Group for the quarter ended March 31, 2010 was $0.04 million, or 0.2% of net sales, as compared to $0.2 million, or 0.8% of net sales for same period in 2009.
     Operating loss for Corporate Activities for the quarter ended March 31, 2010 was $9.7 million, compared to $15.1 million for same period in 2009.
Other expense, net
     Other expense, net was $0.4 million, or 0.3% of net sales, and $3.9 million, or 3% of net sales, for the quarter ended March 31, 2010 and 2009, respectively. Other expense, net, is comprised of interest expense, investment income and other income or expense items, which do not represent components of operating expense of the Company. The majority of the other expense, net, was for interest expense, which was $1.8 million and $3.2 million for the quarters ended March 31, 2010 and 2009, respectively. Investment income was $1.3 million for the quarter ended March 31, 2010, which included a gain on the sale of marketable securities, as compared to $2 thousand for the same period in 2009. Other income was $0.1 million for quarter ended March 31, 2010, as compared to other charges of $0.6 million for the same period in 2009.
Income taxes
     We recorded an income tax expense of $4.7 million for the quarter ended March 31, 2010 and an income tax benefit of $0.4 million for the quarter ended March 31, 2009. The effective tax rate was 39% and 37% for the quarters ended March 31, 2010 and 2009, respectively.
Results of discontinued operations
     Loss from discontinued operations, net of tax, for the quarter ended March 31, 2010 was $13 thousand. Loss from discontinued operations, net of tax, for the quarter ended March 31, 2009 was $8.6 million. This includes a loss from the sale of Macro of $9.8 million recognized during the quarter ended March 31, 2009 as a result of receiving proceeds from the sale of Macro of $155.0 million, less the net investment and transaction costs of $129.8 million, resulting in a pre-tax gain of $25.2 million, less income tax expense of $35.0 million for the quarter ended March 31, 2009. The loss on the sale of Macro was partially offset by the quarter ended March 31, 2009 income generated by discontinued operations, net of tax, of $1.2 million.
Liquidity and Capital Resources
Overview
     At March 31, 2010, the term loan of the Senior Secured Credit Facility entered into on February 14, 2006 (as amended, the “2006 Credit Facility”), due February 2012, had a balance of $70.1 million, bearing an average interest rate of 2.05%. The revolving line of credit had a current balance of $67.5 million, bearing an interest rate of 2.29%, and $106.1 million was available under the revolving line of credit which is due February 2011. Substantially all of the assets of the Company are pledged as security under the terms of the 2006 Credit Facility. At March 31, 2010, the mortgage loan for the Papillion and Ralston facilities, due June 2017, had a balance of $41.1 million. During the quarter ended March 31, 2010, debt was reduced by $1.8 million.
     The 2006 Credit Facility provides for grid-based interest pricing based upon our condensed consolidated total leverage ratio. Interest rates for use of the revolving line of credit range from base rate (the higher of the Federal Funds Rate plus 1 / 2 of 1% or the prime rate established by the administrative agent) plus 0.25% to 1.00% for base rate loans and LIBOR plus 1.25% to 2.00% for Eurodollar rate loans. Interest rates for the term loan range from base rate plus 0.75% to 1.00% for base rate loans and LIBOR plus 1.75% to 2.00% for Eurodollar rate loans. Subject to certain limitations set forth in the 2006 Credit Facility, we may designate borrowings under the 2006 Credit Facility as base rate loans or Eurodollar loans.
     We are subject to and are in compliance with the non-financial and financial covenants in the 2006 Credit Facility, which includes a minimum consolidated fixed charge coverage ratio, maximum consolidated total leverage ratio and minimum consolidated net worth. The fixed charge coverage ratio and leverage ratio financial covenants are based on earnings before interest expense, income taxes, depreciation and amortization (EBITDA), with adjustments to EBITDA for certain agreed upon items. The specified adjustments to EBITDA (Adjusted EBITDA) exclude the following from the calculation of EBITDA as defined above: non-cash charges comprised of impairment of assets, cumulative effects of changes in accounting principles, or any non-cash stock compensation and other extraordinary and non-recurring items (such as SEC investigation charges, shareholder and other litigation expenses, and restructuring charges). For the twelve month period ended March 31, 2010, our financial covenants were as follows: our consolidated fixed charge coverage ratio was 3.02, compared to a minimum required of 1.15; our consolidated total leverage ratio was 1.85, compared to a maximum allowed of 2.75; and at the quarter ended March 31, 2010, our consolidated net worth was $257.3 million, compared to a minimum required of $224.0 million.

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
     The Company was in compliance with all restrictive covenants of the 2006 Credit Facility as of March 31, 2010.
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
     As of March 31, 2010, the Company has cumulatively incurred $34.6 million in professional fees and legal expense attributable to the Special Litigation Committee’s investigation, the Derivative Litigation and the SEC’s investigation. This includes $0.2 million, $7.8 million, $23.6 million, and $3.0 million incurred in 2010, 2009, 2008, and 2007, respectively. The Company expects the additional expense to be incurred related to these matters to continue to diminish going forward.
     As of March 31, 2010, we had a working capital deficit of $73.9 million, which included $60.2 million of deferred revenue and $70.1 million of current debt for the revolving line of credit tranche of the 2006 Credit Facility which matures in February 2011. The Company has consistently generated positive cash flows from continuing operations which has enabled us, in part, to improve our capital structure by reducing our debt and interest expense. If the Merger is approved by our shareholders, the Company will be refinancing its debt as part of the Merger. If the Merger is not approved by our shareholders, based on recent discussions with our administrative agent, we believe that we should be able to refinance this tranche prior to February 2011 at market terms. We believe that our existing sources of liquidity and cash generated from continuing operations, combined with our continued access to the capital markets to refinance our debt as it matures in February 2011 and 2012, will satisfy our projected working capital, debt repayments and other cash requirements. Acquisitions of other technologies, products or companies, or internal product development efforts may require us to obtain additional equity or debt financing, which may not be available or may be dilutive.
     Refer to the Merger Agreement filed on our current report on Form 8-K on March 8, 2010 as an exhibit, and the preliminary merger proxy statement filed on Schedule 14A with the SEC on March 30, 2010 and revised and filed with the SEC on May 3, 2010, for a discussion of the financing plans related to the Merger discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.
     Capital expenditures for the three months ended March 31, 2010 were $4.9 million, an increase of $1.3 million from $3.6 million for the same period in 2009.

Selected Consolidated Statements of Cash Flows Information
     Net cash provided by operating activities during the three months ended March 31, 2010 totaled $13.6 million compared to net cash provided by operating activities of $16.7 million for the same period in 2009. The $3.1 million decrease in net cash provided by operating activities was primarily driven by cash flow attributable to the sale of Macro reflected in the quarter ended March 31, 2009 and not in the quarter ended March 31, 2010.
     Net cash used in investing activities during the three months ended March 31, 2010 totaled $2.9 million, compared to net cash provided by investing activities of $125.7 million for the same period in 2009. The decrease in investing activities cash flow is mainly attributable to the sale of Macro net assets for $128.4 million reflected in the quarter ended March 31, 2009.
     Net cash provided by financing activities during the three months ended March 31, 2010 totaled $0.5 million, compared to net cash used in financing activities of $100.3 million for the same period in 2009. Long-term debt was reduced by $105.4 million during the three months ended March 31, 2009, primarily by using proceeds received in the Macro divestiture. For the same period in 2010, long-term debt was reduced by $1.8 million.
Selected Consolidated Balance Sheet Information
     Cash and cash equivalents increased to $16.5 million at March 31, 2010 from $5.8 million at December 31, 2009. The increase was primarily due to increased annual renewal proceeds along with $1.7 million in proceeds from the sale of 1.4 million shares of marketable securities.
     Marketable securities decreased to $0.1 million at March 31, 2010 from $1.8 million at December 31, 2009. The decrease was primarily the result of the sale of 1.4 million shares of marketable securities during the quarter resulting in cash proceeds of $1.7 million.
     Prepaid expenses increased by $2.2 million to $10.9 million at March 31, 2010 from $8.7 million at December 31, 2009. The increase was related to the timing of renewals of annual contracts during the first quarter of 2010.
     Trade accounts receivable decreased to $43.1 million at March 31, 2010 from $61.9 million at December 31, 2009. The decrease was due to December being the largest invoicing month for many divisions coupled with significant annual renewal proceeds received during the first quarter.
     List brokerage trade accounts receivable decreased to $67.9 million at March 31, 2010 from $81.0 million at December 31, 2009. The decrease was the result of a decline in net sales for the list brokerage business due to the seasonality of the industry, which slows down at the beginning of the year.
     The escrow, current balance of $10.0 million at March 31, 2010 represents an estimate of proceeds to be released from an escrow account associated with the Macro divestiture for indemnity claims. The balance was reclassified from escrow, noncurrent in the first quarter as the funds are due in March 2011.
     Current portion of long-term debt increased to $70.1 million at March 31, 2010 from $2.7 million at December 31, 2009. The increase is primarily a result of the revolving line of credit of the Senior Secured Credit Facility becoming current debt as it is due within one year.
     Accounts payable decreased to $11.0 million at March 31, 2010 from $18.5 million at December 31, 2009. The decrease is a result of higher payables activity near the end of the year related to capital expenditures.
     List brokerage trade accounts payable decreased to $54.0 million at March 31, 2010 from $65.9 million at December 31, 2009, which is related to the decrease in the list brokerage trade accounts receivable.
     Accrued payroll expenses decreased to $25.4 million at March 31, 2010 from $31.8 million at December 31, 2009. The decrease was primarily due to the payout of annual bonuses during the first quarter.
     Income taxes payable decreased $2.6 million at March 31, 2010 from December 31, 2009 due primarily to payment made of $5.7 million related to state income taxes due on the sale of Macro during the first quarter of 2010, offset by an increase of $1.5 million as a result of recording the former CEO’s SEC settlement due to the Company.
     Paid-in capital increased to $154.6 million at March 31, 2010 from $151.5 million at December 31, 2009. The increase is primarily a result of the settlement payment due from the former Chief Executive Officer pursuant to our former CEO’s SEC settlement. The corresponding receivable is recorded in the equity section as a note receivable-shareholder.
     Note receivable — shareholder increased to $9.8 million at March 31, 2010 from $6.8 million at December 31, 2009. The increase is a result of the $5.2 million settlement payment due from the former CEO pursuant to the former CEO’s SEC settlement. The increase was partially offset by the receipt of the second payment of $2.2 million from the former Chief Executive Officer pursuant to the Stipulation of Settlement.
Off-Balance Sheet Arrangements
     Other than rents associated with facility leasing arrangements and a letter of credit arrangement, the Company does not engage in off-balance sheet financing activities. The Company entered into a letter of credit arrangement for $1.4 million during the first quarter of 2010 to support a subsidiary’s lease obligation. The Company’s operating lease commitments are included in the contractual obligations table set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Recent Accounting Pronouncements
     See Note 1 of the Notes to the Condensed Consolidated Financial Statements for details on recent accounting pronouncements adopted.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have identified interest rate risk as our primary market risk exposure. We are exposed to significant future earnings and cash flow exposures from significant changes in interest rates as nearly all of our debt is at variable rates. If necessary, we could refinance our debt to fixed rates or utilize interest rate protection agreements to manage interest rate risk. For example, each 100 basis point increase (decrease) in the interest rate would cause an annual increase (decrease) in interest expense of approximately $1.4 million. The fair value of our debt is based on quoted market prices at the reporting date or is estimated by discounting the future cash flows of each instrument at market Treasury rates for similar debt instruments of comparable maturities. At March 31, 2010, we had debt with a carrying value of $179.9 million, and an estimated fair value of $184.4 million. The Company believes that the risk of uncertainties of investing in the market is limited due to lack of investments in securities. In addition, we believe the Company’s exposure to fluctuations in foreign currency exchange rates is not material to our consolidated financial position, results of operations, and cash flows as such net sales account for approximately 13% of total net sales.

ITEM 4. CONTROLS AND PROCEDURES
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
In connection with the preparation of this Form 10-Q, management performed an evaluation of the Company’s disclosure controls and procedures. The evaluation was performed, under the supervision of and with the participation of the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.
There were no changes in the Company’s internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company filed a Form 8-K dated March 16, 2010, announcing that the Securities and Exchange Commission (“SEC”) had entered an administrative Order concluding its investigation of the Company as of March 15, 2010. The terms of the Order are consistent with the Company’s October 20, 2009 announcement filed on Form 8-K dated October 20, 2009, that it had reached an agreement in principle with the Denver Regional Office of the SEC to resolve these matters. The Company will not pay any financial penalty. Under the Order, the Company, without admitting or denying liability, agreed it will not in the future violate Sections 13(a), 13(b) and 14(a) of the Securities Act of 1934 and related rules requiring that periodic filings be accurate, that accurate books and records and a system of internal accounting controls be maintained and that solicitation of proxies comply with the securities laws.
     Pursuant to a Final Judgment as to Mr. Gupta, the Company’s former CEO, entered by the Federal District Court for the District of Nebraska on March 17, 2010, Mr. Gupta is required to pay to the Company an additional $4.1  million together with interest of $1.1 million for a total of $5.2 million (plus post-judgment interest). The funds are to be paid to the Company (i) as soon as legally permissible after a public announcement of any sale of the Company, or (ii) no more than 45 days after the sale of the Company is completed and consideration from the purchaser is received by the shareholders, whichever occurs first. Under any circumstances, the funds are due no later than 360 days from the final date of the judgment.
     Pursuant to the Stipulation of Settlement entered into on August 20, 2008 in connection with shareholder derivative litigation commenced in 2006, Mr. Gupta has agreed to pay the Company $9.0 million incrementally over four years. Mr. Gupta paid the Company $2.2 million on January 6, 2009 and $2.2 million on January 8, 2010. Payments are due from Mr. Gupta as follows; $2.2 million in January 2011, $1.2 million in January 2012 and $1.2 million in January 2013.
     The Company filed a Form 8-K dated March 16, 2010, with a press release attached as an exhibit, announcing that the SEC filed suits on March 15, 2010 in federal court in Omaha against Mr. Gupta, Vasant Raval, a former director of the Company, and Stormy Dean and Raj Das, former Company officers, based on various alleged violations of the securities laws. Mr. Gupta and Mr. Raval entered into Final Judgments to resolve the suits against them (see discussion of Mr. Gupta’s Final Judgment above). The Company may have obligations to advance legal fees and may have obligations to indemnify Mr. Dean and Mr. Das for their expenses in connection with the SEC’s lawsuits against them.

     Beginning on or around March 9, 2010, three putative class action lawsuits were filed in the District Court of Douglas County, State of Nebraska: The Pennsylvania Avenue Funds v. InfoGROUP Inc., et al., Doc. 1104 No. 822 (filed on or around March 9, 2010); Gary Sappenfield v. Infogroup Inc., et al., Doc. 1105 No. 146 (filed on or around March 16, 2010); Ronald E. Kistner v. Infogroup Inc. et al., Doc. 1105 No. 189 (filed on or around March 17, 2010). In each of these lawsuits, the plaintiff alleges that it is a shareholder of the Company and purports to bring the lawsuit as a class action on behalf of itself and all other shareholders of the Company. Each lawsuit names as defendants the Company, Vinod Gupta, Bill L. Fairfield, Roger S. Siboni, George H. Krauss, Gary E. Morin, Bernard W. Reznicek, Lee D. Roberts, John N. Staples III, Thomas L. Thomas, Clifton T. Weatherford, and CCMP Capital Advisors, LLC. The complaint in each of the lawsuits alleges, among other things, that the individual defendants breached their fiduciary duties by attempting to complete the sale of the Company to CCMP Capital Advisors, LLC through an unfair process and at an unfair price, and that the Company and CCMP Capital Advisors, LLC aided and abetted the alleged breaches of fiduciary duty. Among other relief, the lawsuits seek to enjoin the proposed sale, and seek recovery of the costs of the action, including reasonable attorneys’ fees.
     On or around March 11, 2010, a lawsuit titled New Jersey Carpenters Pension Fund v. InfoGROUP, Inc., et al., Case No. 5334, was filed in the Court of Chancery of the State of Delaware, naming as defendants the Company, Vinod Gupta, Bill L. Fairfield, Roger S. Siboni, George H. Krauss, Gary E. Morin, Bernard W. Reznicek, Lee D. Roberts, John N. Staples III, Thomas L. Thomas, Clifton T. Weatherford, CCMP Capital Advisors, LLC, Omaha Holdco Inc. and Omaha Acquisition Inc. The plaintiff alleges that it is a shareholder of the Company and purports to bring this lawsuit as a class action on behalf of itself and all other shareholders of the Company. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties by attempting to complete the sale of the Company to CCMP Capital Advisors, LLC through an unfair process and at an unfair price, and that CCMP Capital Advisors, LLC, Omaha Holdco Inc. and Omaha Acquisition Inc. aided and abetted the alleged breaches of fiduciary duty. Among other relief, the lawsuit seeks to enjoin the proposed sale, and seeks compensatory damages of an undetermined amount and recovery of the costs of the action, including reasonable attorneys’ fees.
     The Company believes the complaints are without merit, and intends to defend the actions vigorously.
     The Company is subject to legal claims and assertions in the ordinary course of business. Although the outcomes of any other lawsuits and claims are uncertain, the Company does not believe that, individually or in the aggregate, any such lawsuits or claims will have a material effect on its business, financial condition and results of operations or liquidity.
     The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2005 through 2007 in the first quarter of 2009 that is anticipated to be completed in 2011. In early 2010, the IRS indicated that it will also audit the Company’s 2008 U.S. income tax return. As of March 31, 2010, the IRS has not proposed any adjustments to the Company’s income tax positions. The Company believes its tax positions comply with applicable tax law and intends to defend its positions. However, differing positions on certain issues could be reached by tax authorities, which could adversely affect the Company’s financial condition and results of operations.
ITEM 1A. RISK FACTORS
     Reference is made to the disclosure regarding forward-looking statements in Part 1, Item 2 of this Current Report on Form 10-Q and other risk factors disclosed in our 2009 Annual Report on Form 10-K, which are incorporated herein by reference. There have been no material changes to the risk factors previously disclosed in our 2009 Annual Report on Form 10-K other than as set forth below.
The Failure to Complete the Merger Could Adversely Affect Our Business
     The Company provides no assurance as to whether the merger with CCMP Capital Advisors, LLC will be approved by our shareholders or whether all other closing conditions will be met such that the Merger can be completed. If the Merger is not completed, we expect the Common Stock of the Company will continue to trade on the NASDAQ and be registered under the Exchange Act, and that we will continue to file periodic reports with the SEC on account of the Common Stock. We may suffer negative financial ramifications if the Merger is not completed, which includes, under certain conditions, payment of a termination fee of $15.8 million and/or reimburse CCMP Capital Advisors, LLC for out-of-pocket expenses up to $2.0 million. In addition, the Company’s stock price may fluctuate as a result of not finalizing the Merger. If the Merger is not completed, we may experience a disruption in our business and a distraction to our personnel.

While the Merger Agreement is in Effect, We are Subject to Customary Constraints on Our Business Activities
     Under the terms of the Merger Agreement, the Company is subject to certain customary constraints on the conduct of our business prior to closing of the Merger. In addition, certain actions by the Company, if taken, would require consent of CCMP Capital Advisors, LLC. These customary constraints on the conduct of our business could negatively impact our operations.
We are Subject to Litigation Related to the Proposed Merger
     In connection with the Merger, four putative stockholder class action lawsuits have been filed, one in the Delaware Court of Chancery, and three in the District Court of Douglas County, Nebraska. We cannot predict the outcome of these lawsuits or the time and expense incurred to resolve such lawsuits. If we are unsuccessful in defending these lawsuits, our insurance coverage may not cover our total liabilities and expenses related to the lawsuits. In addition, we are obligated to indemnify our current and former directors, officers and employees in connection with their exercise of fiduciary duties in relation to the Merger. The results of our operations or financial condition could be negatively affected by the lawsuits, regardless of the outcome. The Company believes the complaints are without merit, and intends to defend the actions vigorously.

ITEM 6. EXHIBITS

Exhibit
No.		Description

2.1	—	Agreement and Plan of Merger, dated March 8, 2010, by and among Infogroup Inc., Omaha Holdco Inc. and Omaha Acquisition Inc. incorporated herein by reference to Exhibit 2.1 filed with our Current Report on Form 8-K filed March 8, 2010.

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.2	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on May 5, 2009, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed May 6, 2009.

3.3	—	Certificate of Ownership and Merger effecting the name change to infoGROUP Inc., incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed June 4, 2008

3.4	—	Bylaws, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, filed August 8, 2008.

4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed May 6, 2009.

4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

infoGROUP Inc.

Date: May 5, 2010	/s/ Thomas Oberdorf

Thomas Oberdorf
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.		Description

2.1	—	Agreement and Plan of Merger, dated March 8, 2010, by and among Infogroup Inc., Omaha Holdco Inc. and Omaha Acquisition Inc. incorporated herein by reference to Exhibit 2.1 filed with our Current Report on Form 8-K filed March 8, 2010.

3.1	—	Certificate of Incorporation, as amended through October 22, 1999, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

3.2	—	Amended and Restated Certificate of Designation of Participating Preferred Stock, filed in Delaware on May 5, 2009, incorporated herein by reference to exhibits filed with our Registration Statement on Form 8-A, as amended, filed May 6, 2009.

3.3	—	Certificate of Ownership and Merger effecting the name change to infoGROUP Inc., incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed June 4, 2008

3.4	—	Bylaws, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, filed August 8, 2008.

4.1	—	Preferred Share Rights Agreement, incorporated herein by reference to our Registration Statement on Form 8-A, as amended, filed May 6, 2009.

4.2	—	Specimen of Common Stock Certificate, incorporated herein by reference to the exhibits filed with our Registration Statement on Form 8-A, as amended, filed March 20, 2000.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith